Form 10-Q
period 2000-09-30
MBT FINANCIAL CORP
filed 2000-11-14
CIK 1118237

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2000

or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to


                        Commission File Number: 000-30973

                               MBT FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

           Michigan                                              38-3516922
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

                               102 E. Front Street
                             Monroe, Michigan 48161
                    (Address of principal executive offices)
                                   (Zip code)

                                 (734) 241-3431
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes      X                                   No
             ----------                                   -----------


 As of September 30, 2000, 20,000,000 shares of the Corporation's Common Stock,
                        No Par Value, were outstanding.

                          PART I - FINANCIAL INFORMATION



ITEM I. FINANCIAL STATEMENTS.
                               MBT FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (UNAUDITED)

                                                              September 30,              December 31,
                                                                 2000                       1999
                                                                 ----                       ----
ASSETS
Cash and due from banks                                    $    39,524,439           $    27,129,665
Federal funds sold                                               4,500,000                10,700,000
Investment securities-
      Held to maturity-
          Obligations of U.S. Government agencies              145,790,035               150,399,055
          Obligations of states and
                political subdivisions                         128,300,018               152,790,883
          Other securities                                       4,961,785                 8,955,703
      Available for sale-
          Obligations of U.S. Government agencies               13,819,960                33,482,440
          Obligations of states and
                political subdivisions                                  --                 7,156,929
          Other securities                                     106,591,395                96,794,073
Loans(1)                                                       784,492,528               693,481,905
Bank premises and equipment                                     13,941,075                11,761,277
Other real estate owned                                          1,883,113                 2,513,491
Interest receivable and other assets                            37,636,690                21,311,162
                                                           ---------------           ---------------
          Total assets                                     $ 1,281,441,038           $ 1,216,476,583
                                                           ===============           ===============

LIABILITIES

Demand deposits                                            $   120,889,607           $   128,816,650
Interest bearing demand deposits                                64,488,500                65,226,636
Savings deposits                                               288,252,676               319,966,245
Other time deposits                                            475,604,503               430,066,684
                                                           ---------------           ---------------

          Total  deposits                                  $   949,235,286           $   944,076,215

Federal Home Loan Bank advances                                175,000,000               125,000,000
Interest payable and other liabilities                           8,169,186                 7,752,876
                                                           ---------------           ---------------

          Total liabilities                                $ 1,132,404,472           $ 1,076,829,091


STOCKHOLDERS' EQUITY

Cumulative preferred stock ($100
      par  value; 4 1/2% non-voting;
      authorized and outstanding-
      2,000 shares as of December 31, 1999)                $            --           $       200,000
Common stock (no par value; 30,000,000 shares
      authorized, 20,000,000 shares outstanding)                        --                        --
Surplus                                                         62,500,000                62,500,000
Undivided profits                                               88,746,803                78,315,956
Other comprehensive loss                                        (2,210,237)               (1,368,464)
                                                           ---------------           ---------------
          Total stockholders' equity                       $   149,036,566           $   139,647,492
                                                           ---------------           ---------------

          Total liabilities and stockholders'
             equity                                        $ 1,281,441,038           $ 1,216,476,583
                                                           ===============           ===============



(1) Net of loans less allowance for loan losses of $11,285,846 as of September 30, 2000 and $9,900,000 as of December 31, 1999.

See accompanying notes to the consolidated financial statements.

                               MBT FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                           Three Months Ended September 30,

                                                                         2000                            1999
                                                                         ----                            ----
INTEREST INCOME
Interest and fees on loans                                            $18,202,192                    $15,494,118
Interest on investment securities-
         Obligations of U.S. Government agencies                        3,099,456                      2,401,214
         Obligations of states and
                 political subdivisions                                 1,693,016                      2,043,436
         Other securities                                               2,296,603                        855,099
Interest on Federal funds sold                                             50,799                         41,300
                                                                      -----------                    -----------
                            Total interest income                     $25,342,066                    $20,835,167
                                                                      -----------                    -----------

INTEREST EXPENSE

Interest on deposits                                                  $10,243,056                    $ 9,461,805
Interest on other borrowed funds                                        2,615,347                         43,870
                                                                      -----------                    -----------
                            Total interest expense                    $12,858,403                    $ 9,505,675
                                                                      -----------                    -----------

NET INTEREST INCOME                                                   $12,483,663                    $11,329,492

PROVISION FOR LOAN LOSSES                                               1,500,000                      1,050,000
                                                                      -----------                    -----------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                                       $10,983,663                    $10,279,492
                                                                      -----------                    -----------

OTHER INCOME

Income from trust services                                            $   840,000                    $   780,000
Service charges on deposit accounts                                       526,994                        482,940
Security gains                                                             32,949                            953
Other                                                                     564,983                        468,063
                                                                      -----------                    -----------
                            Total other income                        $ 1,964,926                    $ 1,731,956
                                                                      -----------                    -----------

OTHER EXPENSES

Salaries and employee benefits                                        $ 3,056,612                    $ 2,739,890
Occupancy expense                                                         528,545                        475,361
Other                                                                   2,308,720                      2,293,696
                                                                      -----------                    -----------
                            Total other expenses                      $ 5,893,877                    $ 5,508,947
                                                                      -----------                    -----------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                                          $ 7,054,712                    $ 6,502,501

PROVISION FOR INCOME TAXES                                              1,977,246                      1,653,650
                                                                      -----------                    -----------
NET INCOME                                                            $ 5,077,466                    $ 4,848,851
                                                                      ===========                    ===========

BASIC EARNINGS PER SHARE* (after deducting
         preferred stock dividends)                                   $      0.25                    $      0.24
                                                                      ===========                    ===========
DILUTED EARNINGS PER SHARE                                            $      0.25                    $      0.24
                                                                      ===========                    ===========
COMMON DIVIDENDS DECLARED PER SHARE*                                  $      0.11                    $      0.07
                                                                      ===========                    ===========


*This is based upon 20,000,000 common shares outstanding.


See accompanying notes to the consolidated financial statements.

                               MBT FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                          Nine Months Ended September 30,

                                                                        2000                            1999
                                                                        ----                            ----
INTEREST INCOME
Interest and fees on loans                                            $51,562,475                    $45,653,785
Interest on investment securities-
         Obligations of U.S. Government agencies                        9,364,603                      6,277,321
         Obligations of states and
                 political subdivisions                                 5,551,727                      6,167,154
         Other securities                                               6,807,349                      2,547,913
Interest on Federal funds sold                                            132,377                        158,690
                                                                      -----------                    -----------
                            Total interest income                     $73,418,531                    $60,804,863
                                                                      -----------                    -----------

INTEREST EXPENSE

Interest on deposits                                                  $29,128,536                    $27,812,409
Interest on other borrowed funds                                        6,991,595                         64,269
                                                                      -----------                    -----------
                            Total interest expense                    $36,120,131                    $27,876,678
                                                                      -----------                    -----------

NET INTEREST INCOME                                                   $37,298,400                    $32,928,185

PROVISION FOR LOAN LOSSES                                               4,500,000                      3,150,000
                                                                      -----------                    -----------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                                       $32,798,400                    $29,778,185
                                                                      -----------                    -----------

OTHER INCOME

Income from trust services                                            $ 2,520,000                    $ 2,340,000
Service charges on deposit accounts                                     1,575,566                      1,274,915
Security gains                                                             26,602                          8,171
Other                                                                   1,881,635                      1,340,174
                                                                      -----------                    -----------
                            Total other income                        $ 6,003,803                    $ 4,963,260
                                                                      -----------                    -----------

OTHER EXPENSES

Salaries and employee benefits                                        $ 9,238,644                    $ 8,082,978
Occupancy expense                                                       1,566,839                      1,348,007
Other                                                                   6,452,163                      5,812,762
                                                                      -----------                    -----------
                            Total other expenses                      $17,257,646                    $15,243,747
                                                                      -----------                    -----------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                                          $21,544,557                    $19,497,698

PROVISION FOR INCOME TAXES                                              5,908,510                      4,941,137
                                                                      -----------                    -----------
NET INCOME                                                            $15,636,047                    $14,556,561
                                                                      ===========                    ===========

BASIC EARNINGS PER SHARE* (after deducting
         preferred stock dividends)                                   $      0.78                    $      0.73
                                                                      ===========                    ===========
DILUTED EARNINGS PER SHARE                                            $      0.78                    $      0.73
                                                                      ===========                    ===========
COMMON DIVIDENDS DECLARED PER SHARE*                                  $      0.26                    $      0.21
                                                                      ===========                    ===========

*This is based upon 20,000,000 common shares outstanding.

See accompanying notes to the consolidated financial statements.

                                 MBT FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                                           Other
                                                              Preferred       Common                       Undivided   Comprehensive
                                                                Stock          Stock         Surplus        Profits    Income (Loss)
                                                            ------------   ------------   ------------   ------------  -------------
BALANCE
JANUARY 1, 1999                                             $    200,000   $          0   $ 62,500,000   $ 68,455,624  $      61,627
                                                            ------------   ------------   ------------   ------------  -------------
ADD (DEDUCT)
Net income for the year                                                                                    17,069,332
Dividends declared-
         Preferred ($4.50 per share)                                                                           (9,000)
         Common ($.36 per share*)                                                                          (7,200,000)
Change in net unrealized gains (losses)
         on securities available for sale, net of tax                                                                    (1,430,091)
                                                            ------------   ------------   ------------   ------------  -------------

BALANCE
DECEMBER 31, 1999                                           $    200,000   $          0   $ 62,500,000   $ 78,315,956  ($ 1,368,464)

ADD (DEDUCT)
Net income for the nine months                                                                             15,636,047
Dividends declared-
         Preferred ($2.25 per share regular dividend                                                           (5,200)
         plus $0.35 per share to redeem the stock)
         Common ($.26 per share*)                                                                          (5,200,000)
Redemption of Preferred Stock                                   (200,000)
Change in net unrealized gains (losses)
         on securities available for sale, net of tax                                                                      (841,773)
                                                            ------------   ------------   ------------   ------------  -------------
BALANCE
SEPTEMBER 30, 2000                                          $          0   $          0   $ 62,500,000   $ 88,746,803  ($ 2,210,237)
                                                            ============   ============   ============   ============  =============





*This is based upon 20,000,000 common shares outstanding.

See accompanying notes to the consolidated financial statements.

                               MBT FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Nine Months Ended September 30,
                                                                                                2000                       1999
                                                                                                -----                      ----

CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
Interest and fees received                                                                $  74,540,012              $  59,288,681
Other income received                                                                         5,977,201                  4,955,089
Miscellaneous payments                                                                       (3,430,780)                  (395,757)
Interest paid                                                                               (35,832,558)               (27,780,175)
Cash paid to employees and others                                                           (28,660,749)               (31,822,883)
Income taxes paid                                                                            (5,118,000)                  (338,785)
                                                                                          -------------              -------------
              Net cash provided by operating activities                                   $   7,475,126              $   3,906,170
                                                                                          -------------              -------------
CASH FLOWS PROVIDED BY (USED FOR)
INVESTING ACTIVITIES:

Proceeds from maturities of investment securities
      held to maturity                                                                    $  86,420,688              $ 447,290,482
Proceeds from maturities of investment securities
      available for sale                                                                     14,500,000                  4,606,611
Proceeds from sale of investment securities
      available for sale                                                                     22,698,308                         --
Net (increase) decrease in loans                                                            (96,564,868)                 4,932,039
Proceeds from sales of other real estate owned                                                1,339,737                  1,091,336
Proceeds from sales of other assets                                                              11,000                         --
Purchase of investment securities held to maturity                                          (53,731,357)              (488,017,503)
Purchase of investment securities available for sale                                        (21,415,260)               (28,220,535)
Capital expenditures                                                                         (3,492,471)                (3,097,054)
                                                                                          -------------              -------------
              Net cash used for investing activities                                      $ (50,234,223)             $ (61,414,624)
                                                                                          -------------              -------------

CASH FLOWS PROVIDED BY (USED FOR)
FINANCING ACTIVITIES:

Net decrease in demand, interest bearing
      demand, and savings deposits                                                        $ (40,378,748)             $  (3,139,075)
Net increase in certificates of deposit                                                      45,537,819                 44,603,243
Net increase in borrowed funds                                                               50,000,000                 24,300,000
Redemption of preferred stock                                                                  (200,000)                        --
Dividends paid                                                                               (6,005,200)                (5,109,000)
                                                                                          -------------              -------------
              Net cash provided by financing activities                                   $  48,953,871              $  60,655,168
                                                                                          -------------              -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 $   6,194,774              $   3,146,714

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               37,829,665                 31,096,097
                                                                                          -------------              -------------

CASH AND CASH EQUIVALENTS AT END OF NINE MONTHS                                           $  44,024,439              $  34,242,811
                                                                                          =============              =============

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

Net income                                                                                $  15,636,047              $  14,556,561
Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation                                                                        1,312,673                    922,223
          Provision for loan losses                                                           4,500,000                  3,150,000
          (Increase) decrease in net deferred Federal income tax asset                       (1,140,053)                 5,848,779
          Amortization of investment premium and discount                                       375,077                    233,763
          Net increase (decrease) in interest payable and other liabilities                     416,310                (18,735,807)
          Net increase in interest receivable and other assets                              (15,185,475)                (3,014,365)
          Net increase (decrease) in deferred loan fees                                         335,886                    (19,072)
          Other                                                                               1,224,661                    964,088
                                                                                          -------------              -------------
              Net cash provided by operating activities                                   $   7,475,126              $   3,906,170
                                                                                          =============              =============


SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING ACTIVITIES:

Transfer of loans to other assets                                                         $       9,000              $          --
                                                                                          =============              =============

Transfer of loans to other real estate owned                                              $     709,359              $     479,214
                                                                                          =============              =============


See accompanying notes to the consolidated financial statements.

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The unaudited consolidated financial statements include the accounts of MBT Financial Corp. (the "Company") and its subsidiary, Monroe Bank & Trust (the "Bank"). The Bank operates twenty-one offices in Monroe County, Michigan and one office in Wayne County, Michigan. The Bank's primary source of revenue is from providing loans to customers, who are predominantly small and middle-market business and middle-income individuals.

At the April 6, 2000 Annual Meeting of Shareholders of Monroe Bank & Trust, shareholders approved a proposal that resulted in the Bank reorganizing into a one-bank holding company. The holding company formation involved merging Monroe Bank & Trust with Monroe Interim Bank, a state chartered bank organized solely for the purpose of this transaction. The merger of Monroe Bank & Trust and Monroe Interim Bank was treated as a pooling of interests. The financial information for all prior periods was restated in the unaudited consolidated financial statements for MBT Financial Corp. to present the statements as if the merger had been in effect for all periods presented.

The reorganization resulted in an exchange of the Monroe Bank & Trust common stock for MBT Financial Corp. common stock. The exchange rate was two shares of MBT Financial Corp. for each share of Monroe Bank & Trust. Monroe Bank & Trust previously had 10,000,000 common shares authorized and outstanding, with a par value of $3.125 per share. MBT Financial Corp. has 30,000,000 common shares authorized, of which 20,000,000 are outstanding. The MBT Financial Corp. common stock has no par value. Monroe Bank & Trust is now a wholly owned subsidiary of MBT Financial Corp., a registered bank holding company.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of Management, necessary for fair statement of results for the interim periods.

Other Comprehensive Income (Loss) consists of the change in net unrealized gains (losses) on securities available for sale, net of tax.


2. EARNINGS PER SHARE
The numerators and denominators used in basic and diluted earnings per share
(EPS) for the periods indicated are as follows:

                                                             For Three Months Ended               For Nine Months Ended
                                                                  September 30                        September 30
                                                         -----------------------------       -----------------------------
Earnings available for common Stockholders               $ 5,077,466       $ 4,848,851       $15,636,047       $14,556,561

Weighted average common shares outstanding:
     Basic                                                20,000,000        20,000,000        20,000,000        20,000,000
     Effect of dilutive securities - stock options             1,279                --             1,211                --
                                                         -----------------------------       -----------------------------
     Diluted                                              20,001,279        20,000,000        20,001,211        20,000,000

Earnings per share:
     Basic                                               $      0.25       $      0.24       $      0.78       $      0.73
     Effect of dilutive securities - stock options                --                --                --                --
                                                         -----------------------------       -----------------------------

     Diluted                                             $      0.25       $      0.24       $      0.78       $      0.73
                                                         =============================       =============================


                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

On July 1, 2000, the Company issued options for 126,600 shares of its common stock to certain key executives of the Bank in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000. The options were granted at the price of $18.125, which was the fair market value of the Company's common stock on the date the options were granted. The plan provides for the award of stock options, stock, and restricted stock to directors, selected employees, and consultants. The Board of Directors of the Company has full discretion to make awards under the plan, up to 1,000,000 shares, or 5% of the outstanding common shares.

3. LOANS
The Bank grants commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of condition.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent off-balance-sheet credit were as follows:

                                                                            Contract amount
                                                                            (000's omitted)
                                                                         9/30/00      12/31/99
                                                                     ---------------------------
Commitments to extend credit:
      Unused portion of commercial lines of credit                       $ 89,404      $ 74,230
      Unused portion of credit card lines of credit                        30,522        29,115
      Unused portion of home equity lines of credit                        12,024        11,985
Standby letters of credit and financial guarantees written                 18,960        11,834

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Most commercial lines of credit are secured by real estate mortgages or other collateral, generally have fixed expiration dates or other termination clauses, and require payment of a fee. Since the lines of credit may expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. Credit card lines of credit have no established maturity dates, but are payable on demand. Home equity lines of credit are secured by real estate mortgages, have no established maturity dates, but are payable on demand. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of the collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management's credit evaluation of the counterparty.

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and other business transactions.

Loans consist of the following (000's omitted):

                                                                 9/30/00               12/31/99
                                                              ----------------------------------
Real estate loans                                               $516,057               $437,867
Loans to finance agricultural production and
      other loans to farmers                                       3,075                  2,087
Commercial and industrial loans                                  156,490                157,382
Loans to individuals for household, family,
      and other personal expenditures                            121,774                107,412
All other loans (including overdrafts)                               179                    118
                                                              ----------------------------------
           Total loans, gross                                    797,575                704,866
           Less: Deferred loan fees                                1,797                  1,484
                                                              ----------------------------------
           Total loans, net of deferred loan fees                795,778                703,382
           Less: Allowance for loan losses                        11,286                  9,900
                                                              ----------------------------------
                                                                $784,492               $693,482
                                                              ==================================

Loans are placed in a nonaccrual status when, in the opinion of Management, the collection of additional interest is doubtful. In the opinion of Management, all impaired loans are in nonaccrual status. Allowances for these loans are included in the allowance for loan losses. All cash received on nonaccrual loans is applied to the principal balance. Nonperforming assets consists of nonaccrual loans, loans 90 days or more past due, restructured loans, and real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure. The following table summarizes nonperforming assets (000's omitted):



                                                    9/30/00                12/31/99
                                                  ----------------------------------
Nonaccrual loans                                    $19,712                $16,791
Loans 90 days past due                                  268                    107
Restructured loans                                    1,074                  1,281
                                                  ----------------------------------
      Total Non Performing Loans                     21,054                 18,179

Other real estate owned                               1,883                  2,513
                                                  ----------------------------------
      Total Non Performing Assets                    22,937                 20,692
                                                  ==================================

Non Performing Assets to Total Loans                   2.88%                  2.94%
Non Performing Assets to Total Assets                  1.79%                  1.70%
Allowance for Loan and Lease Losses to
      Non Performing Assets                           49.20%                 47.84%

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)




4. ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows (000's omitted):

                                            9/30/00         12/31/99
                                         ----------------------------
Balance beginning of period                     $9,900       $11,100
Provision for loan losses                        4,500         9,388
Loans charged off                               (5,167)      (11,556)
Recoveries                                       2,053           968
                                         ----------------------------
Balance end of period                          $11,286        $9,900
                                         ============================


Each period the provision for loan losses in the income statement results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses occurring in prior periods.

To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific large loan relationships. For large loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank's recorded investment in the loan to the present value of expected cash flows discounted at the loan's effective interest rate, the fair value of the collateral, or the loan's observable market price.

The provision for loan losses increases the allowance for loan losses, a valuation account which is netted against loans on the statements of condition. As the specific customer and amount of a loan loss is confirmed by gathering additional information, taking collateral in full or partial settlement of the loan, bankruptcy of the borrower, etc., the loan is charged off, reducing the allowance for loan losses. If, subsequent to a charge off, the Bank is able to collect additional amounts from the customer or obtain control of collateral worth more than earlier estimated, a recovery is recorded.

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


5. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of September 30, 2000 and December 31, 1999 (000's omitted):

                                                                   September 30, 2000               December 31, 1999
                                                                   ------------------               -----------------
                                                                 Amortized        Fair           Amortized        Fair
                                                                   Cost          value             Cost           value
                                                                 -----------------------         ------------------------
Held to Maturity
----------------
Obligations of US Government Agencies                            $ 145,790     $ 137,806         $ 150,399      $ 141,170
Obligations of States and Political
        Subdivisions                                               128,300       129,533           152,791        152,505
Other Securities                                                     4,962         4,838             8,956          8,845
                                                                 -----------------------         ------------------------
                                                                   279,052       272,177           312,146        302,520
                                                                 =======================         ========================
Available for Sale
------------------
Obligations of US Government Agencies                               14,127        13,820            34,088         33,482
Obligations of States and Political
        Subdivisions                                                     -             -             6,984          7,157
Other Securities                                                   109,685       106,591            98,467         96,794
                                                                 -----------------------         ------------------------
                                                                 $ 123,812     $ 120,411         $ 139,539      $ 137,433
                                                                 =======================         ========================

The Bank elected early adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", effective April 1, 1999. The provisions of SFAS 133 require the Bank to recognize all derivative instruments as assets or liabilities in its statement of condition and to report them at their fair value. The provisions of SFAS 133 also allowed the Bank to reclassify securities that were classified as Held to Maturity as Available for Sale or as Trading. Upon adoption of SFAS 133, the Bank reclassified certain Held to Maturity Obligations of States and Political Subdivisions as Available for Sale Obligations of States and Political Subdivisions. The value of the securities reclassified on April 1, 1999 was $7,990,185.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At the April 6, 2000 Annual Meeting of Shareholders of Monroe Bank & Trust, shareholders approved a proposal that resulted in the Bank reorganizing into a one-bank holding company. The holding company formation involved merging Monroe Bank & Trust with Monroe Interim Bank, a state chartered bank organized solely for the purpose of this transaction. The merger of Monroe Bank & Trust and Monroe Interim Bank was treated as a pooling of interests. The financial information for all prior periods was restated in the unaudited consolidated financial statements for MBT Financial Corp. to present the statements as if the merger had been in effect for all periods presented.

The reorganization resulted in an exchange of the Monroe Bank & Trust common stock for MBT Financial Corp. common stock. The exchange rate was two shares of MBT Financial Corp. for each share of Monroe Bank & Trust. Monroe Bank & Trust previously had 10,000,000 common shares authorized and outstanding, with a par value of $3.125 per share. MBT Financial Corp. has 30,000,000 common shares authorized, of which 20,000,000 are outstanding. The MBT Financial Corp. common stock has no par value. Monroe Bank & Trust is now a wholly owned subsidiary of MBT Financial Corp., a registered bank holding company.

The Company experienced a slight increase of $5.1 million in deposits since the beginning of the year, representing a 0.6% increase. Demand Deposits decreased $7.9 million and Savings Deposits decreased $31.7 million while Other Time Deposits increased $45.5 million. Local loan demand has continued to be strong, with Loans increasing $91.0 million, or 13.1% since the beginning of the year. This loan growth has been funded through the use of borrowed funds, the increase in deposits, and a decrease of $50.1 million in investments. During the first quarter, the Company redeemed its Cumulative Preferred Stock, which had a par value of $200,000.

A comparison of the income statements for the three months ended September 30, 2000 and 1999 shows that Net Interest Income increased $1,154,000, or 10%, while Net Income increased $229,000, or 5%. The largest interest income dollar changes were in Interest and Fees on Loans, increasing $2,708,000, or 18%, interest on Other Securities, increasing $1,442,000, or 169%, and interest on Obligations of U.S. Government Agencies, increasing $698,000, or 29%. Average loans outstanding increased $84 million while the average yield on these loans increased from 8.44% to 8.96%. The average investment in Other Securities increased $63 million while the average yield on these investments increased from 6.87% to 7.35%. The average investment in Obligations of U.S. Government Agencies increased $31 million while the average yield on these investments increased from 6.54% to 6.99%. Average interest bearing deposits decreased from $860 million to $830 million, while at the same time the average cost of these deposits increased from 4.36% to 4.91%. The result was an increase in Interest on Deposits of $781,000, or 8.3%. Average borrowed funds increased from $4 million to $169 million while the average cost of these borrowings increased from 5.33% to 6.09%. The interest expense related to these borrowings increased $2,571,000. We incurred an increase of $450,000, or 43% in the Provision for Loan Losses, compared to the third quarter of last year. Trust Income increased $60,000, or 8%, Service Charges on Deposit Accounts increased $44,000, or 9%, Other Income increased $97,000, or 21% and Security Gains increased $32,000. Salaries and Employee Benefits increased $317,000, Occupancy Expense increased $53,000, and Other Expenses increased $15,000, compared to the third quarter of 1999. Income Before Provision for Income Taxes showed a small increase of $552,000, or 8%, but the Provision for Income Taxes increased $323,000, or 20%, resulting in an increase of $229,000 in Net Income.

Comparing the income statements for the nine months ended September 30, 2000 and 1999 shows that the largest interest income dollar changes were in Interest and Fees on Loans, increasing

$5,909,000, interest on Other Securities, increasing $4,259,000, and interest on Obligations of U.S. Government Agencies, increasing $3,087,000. Average loans outstanding increased from $700 million to $750 million, while at the same time, the average yield on these loans increased from 8.38% to 8.84%. Average interest bearing deposits decreased from $854 million to $831 million, while at the same time, the average cost of these deposits increased from 4.35% to 4.68%. The result was a $1,316,000 increase in Interest on Deposits. While the average deposits decreased, the Company funded its asset growth with borrowed funds. Average borrowed funds increased from $2 million to $154 million while the average cost of borrowed funds increased from 5.17% to 5.99%. The interest expense related to these borrowings increased $6,927,000. The Company incurred an increase of $1,350,000, or 43% in the Provision for Loan Losses, compared to the same period last year. Comparing the first nine months of 2000 to the same period in 1999, shows the largest dollar changes within Other Income and Other Expenses were in Salaries and Employee Benefits, increasing $1,156,000, Other Expenses, increasing $639,000, and Other Income, increasing $541,000. Income Before Provision for Income Taxes showed a modest increase of $2,047,000, or 10%, while the Provision for Income Taxes showed a significant increase of $967,000, or 20%. The result was a 7% increase in Net Income of $1,079,000.

The Company has maintained sufficient liquidity to fund its loan growth and allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include the unused portion of our line of credit with the Federal Home Loan Bank of Indianapolis, and the Federal funds lines that we have established with our correspondent banks.

Total stockholders equity of the Company was $149,037,000 at September 30, 2000 and $139,647,000 at December 31, 1999. The ratio of equity to assets was 11.6% and 11.5% at each period end, respectively. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Capital Leverage. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%. The following table summarizes the capital ratios of the Bank:

                                    September 30, 2000           December 31, 1999
                                    ------------------           -----------------
Leverage Capital                          11.86%                       12.00%
Tier 1 Risk Based Capital                 15.95%                       16.45%
Total Risk Based Capital                  17.14%                       17.63%

At September 30, 2000 and December 31, 1999, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank's earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The market risk is monitored monthly and has not changed significantly since year-end 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                                    MBT FINANCIAL CORP.
                                             -----------------------------------
                                                        (Registrant)









   Date   November 13, 2000                         /s/  Ronald D. LaBeau
        ---------------------------          -----------------------------------
                                                       Ronald D. LaBeau
                                                          President








   Date   November 13, 2000                        /s/  Eugene D. Greutman
        ---------------------------          -----------------------------------
                                                      Eugene D. Greutman
                                                          Treasurer
                                                (principal financial officer)

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
     27                       Financial Data Schedule