Form 10-K
period 2000-12-31
MBT FINANCIAL CORP
filed 2001-04-02
CIK 1118237

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                        Commission File Number: 000-30973

                               MBT FINANCIAL CORP.
                               -------------------
             (Exact Name of Registrant as Specified in its Charter)


                 MICHIGAN                                 38-3516922
         (State of Incorporation)           (I.R.S. Employer Identification No.)

             102 E. Front St.
             Monroe, Michigan                               48161
 (Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code: (734) 241-3431

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, No Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Bank's knowledge, in a definitive proxy statement incorporated by reference in Part III of the Form 10-K or any of the amendments of this Form 10-K. [ ].

As of March 26, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $270,000,000.

As of March 26, 2001, there were 20,000,000 shares of Common Stock outstanding.

                                     Part I

                                Item 1. Business

GENERAL
MBT Financial Corp. (the "Corporation") operates as a bank holding company headquartered in Monroe, Michigan. The Corporation was incorporated under the laws of the State of Michigan in January 2000, at the direction of the management of Monroe Bank & Trust (the "Bank"), for the purpose of becoming a bank holding company by acquiring all the outstanding shares of Monroe Bank & Trust. At the April 6, 2000 Annual Meeting of Shareholders of Monroe Bank & Trust, shareholders approved a proposal that resulted in the Bank merging with Monroe Interim Bank, a state chartered bank, which was a subsidiary of the Corporation. On July 1, 2000, the merger of Monroe Bank & Trust and Monroe Interim Bank was completed, with Monroe Bank & Trust becoming the wholly owned subsidiary of MBT Financial Corp.

Monroe Bank & Trust was incorporated and chartered as Monroe State Savings Bank under the laws of the State of Michigan in 1905. In 1940, Monroe Bank & Trust consolidated with Dansard Bank and moved to the present address of its main office. Monroe Bank & Trust operated as a unit bank until 1950 when it opened its first branch office in Ida, Michigan. It then continued its expansion to its present total of 22 branch offices, including its main office. Monroe Bank & Trust changed its name from "Monroe State Savings Bank" to "Monroe Bank & Trust" in 1968.

Monroe Bank & Trust provides customary retail and commercial banking and trust services to its customers, including checking and savings accounts, time deposits, safe deposit facilities, commercial loans, personal loans, real estate mortgage loans, installment loans, IRAs, ATM and night depository facilities, personal trust, employee benefit and investment management services. Monroe Bank & Trust's service areas are comprised of Monroe and Wayne counties in Southern Michigan.

Monroe Bank & Trust's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to applicable legal limits and Monroe Bank & Trust is supervised and regulated by the FDIC and Michigan Financial Institutions Bureau.

COMPETITION
MBT Financial Corp., through its subsidiary, Monroe Bank & Trust, operates in a highly competitive industry. Monroe Bank & Trust's main competition comes from other commercial banks, national or state savings and loan institutions, securities brokers, mortgage bankers, finance companies and insurance companies. Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal manner in which these services are offered. Monroe Bank & Trust encounters strong competition from most of the financial institutions in Monroe Bank & Trust's extended market area.

EMPLOYEES
MBT Financial Corp. has no employees other than its three officers, each of whom is also an employee and officer of Monroe Bank & Trust and who serve in their capacity as officers of MBT Financial Corp. without compensation. As of December 31, 2000, Monroe Bank & Trust had 326 full-time employees and 18 part-time employees. Monroe Bank & Trust provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services, a 401(k) plan and a Money Purchase Pension Plan.

                               Item 2. Properties

MBT Financial Corp. does not conduct any business other than its ownership of Monroe Bank & Trust's stock. MBT Financial Corp. operates its business from Monroe Bank & Trust's main office facility. Monroe Bank & Trust operates its business from its main office complex and 21 full service branches and other office locations, described as follows, in the counties of Monroe and Wayne, Michigan.

Main Office - 102 East Front Street, Monroe, Michigan. Two-story, brick office building, with a good size customer parking lot located at the rear of the building across the alley.

North Monroe Branch - 1204 North Monroe Street, Monroe, Michigan. One-story, brick office building located on a large lot, the remainder of which is used for customer and employee parking.

Orchard East Branch - 1102 East First Street, Monroe, Michigan. One-story, brick office building situated on two lots, the remainder of which is used for customer and employee parking.

West Monroe Branch - 1500 North Custer Road, Monroe, Michigan. One-story, brick office building located on a large lot, the remainder of which is used for customer and employee parking.

South Monroe Branch - Monroe Shopping Center - 1000 South Monroe Street, Monroe, Michigan. One-story, brick office building located on a lot, the remainder of which is used for customer and employee parking.

South Dixie Branch - 14581 South Dixie Highway, Monroe, Michigan. One-story, brick office building located on a large "L" shaped lot, the remainder of which is used for customer and employee parking.

Petersburg Branch - 15 Center Street, Petersburg, Michigan. One-story, brick office building situated on two lots, the remainder of which is used for customer and employee parking.

Temperance Branch - 9007 Lewis Avenue, Temperance, Michigan. Two-story, masonry and wood office building situated on a lot, with parking facilities for both customers and employees located on another adjacent lot.

Ida Branch - 2917 Lewis Avenue, Ida, Michigan. One-story, stone masonry office building located on three lots, the remainder of which is used for customer and employee parking.

Lambertville Branch - 7365 Secor Road, Lambertville, Michigan. One-story, brick office building located on a lot, the remainder of which is used for customer and employee parking.

Milan Branch - 14690 Sanford Road, Milan, Michigan. One-story, brick office building, with a community room for public use attached, located on a large lot, the remainder of which is used for customer and employee parking.

North Dixie Branch - 3805 North Dixie Highway, Monroe, Michigan. One-story, brick and frame office building located on a lot, the remainder of which is used for customer and employee parking.

South Rockwood Branch - 12754 North Dixie Highway, South Rockwood, Michigan. One-story brick office building located on a large lot, the remainder of which is used for customer and employee parking.

Frenchtown Square Branch - 2121 North Monroe Street, Monroe, Michigan. Approximately 1,424 square feet office leased in a one-story shopping mall.

Carleton Branch - 12633 Grafton Road, Carleton, Michigan. One-story, brick office building located on a lot, the remainder of which is used for customer and employee parking.

Bank Card Building - 118 East Front Street, Monroe, Michigan. Three-story, masonry office building, across the alley from the Main Office.

Meier Building - 7 Washington Street, Monroe, Michigan. Three-story, masonry office building adjacent to the Main Office.

Dundee Branch - 14077 South Custer Road, Dundee, Michigan. One-story, brick office building located on a large lot, the remainder of which is used for customer and employee parking.

Elliott Building - 28 South Macomb Street, Monroe, Michigan. Two-story, office building with community room attached, located adjacent to the Main Office customer parking lot.

Erie Branch - 9796 South Dixie Highway, Erie, Michigan. One-story, brick and masonry office building located on a small lot, the remainder of which is used for customer and employee parking.

Bedford Branch - 6560 Lewis Avenue, Temperance, Michigan. Two-story, masonry and steel office building located on a large lot, the remainder of which is used for customer and employee parking.

Newport Branch - 8799 Swan Creek Road, Newport, Michigan. One-story brick and vinyl sided office building situated on four lots, the remainder of which is used for customer and employee parking.

Operations Center Building - 212 East Front Street, Monroe, Michigan. One-story, brick and masonry office building with a two-story masonry addition located on a large lot, the remainder of which is used for customer and employee parking.

Nadeau Branch - 6000 North Monroe Street, Monroe, Michigan. Leased one-story brick office building situated on a large lot, the remainder of which is used for customer and employee parking.

Flat Rock Branch - 28417 Telegraph Road, Flat Rock, Michigan. One-story brick office building situated on a large lot, the remainder of which is used for customer and employee parking.

Raisinville Branch - 750 S. Raisinville Road, Monroe, Michigan. One-story brick office building situated on a large lot, the remainder of which is used for customer and employee parking.

                            Item 3. Legal Proceedings

NONE

          Item 4. Submission of Matters to a Vote of Security Holders.

NONE
                                     Part II

              Item 5. Market for the Registrant's Common Stock and
                        Related Security Holder Matters


The common stock consists of 20,000,000 shares with a book value of $7.55 per share. In 2000, Monroe Bank & Trust reorganized into a one-bank holding company. This reorganization resulted in an increase of 10,000,000 shares outstanding as each share of Monroe Bank & Trust was exchanged for two shares of MBT Financial Corp. Certain trading price information, as well as information on dividends declared, have been restated to reflect the reorganization. Dividends declared on common stock during 2000 amounted to $.37 per share. The common stock is traded over the counter on the Electronic Bulletin Board under the symbol MBTF. Below is a schedule of the high and low trading price for the past two years by quarter. These prices represent those known to Management, but do not necessarily represent all transactions that occurred.


                                       2000                                    1999
                               High                Low                  High              Low
        ----------------------------------------------------------------------------------------
        1(st) quarter       $ 21 5/16          $ 16 11/16           $ 25               $ 22 1/4
        2(nd) quarter       $ 19               $ 17  7/8            $ 25               $ 23 1/2
        3(rd) quarter       $ 20 1/4           $ 15  3/4            $ 24 1/8           $ 21
        4(th) quarter       $ 17               $ 12  1/2            $ 23 1/4           $ 21 7/16


      Dividends declared during the past three years on a quarterly basis were as follows:

                                                 2000            1999                  1998
                          ------------------------------------------------------------------
                          1(st) quarter         $.075            $.06                  $ .05
                          2(nd) quarter         $.075            $.075                 $ .06
                          3(rd) quarter         $.11             $.075                 $ .06
                          4(th) quarter         $.11             $.15                  $ .12


On February 29, 2000, Monroe Bank & Trust redeemed its preferred stock. Preferred stock consisted of 2,000 shares with a par value of $100 per share. Dividends paid on preferred stock during the year amounted to $2.60 per share. At December 31, 2000 our surplus account stood at $62,500,000 and our undivided profits account stood at $92,084,279. Total stockholders' equity was reduced by the amount of net unrealized losses on securities available for sale of $3,629,316.

As of December 31, 2000, the number of common stockholders was 1,233. Management's present expectation is that dividends will continue to be paid in the future.

                         Item 6. Selected Financial Data

The selected financial data for the five years ended December 31, 2000 are derived from the audited Consolidated Financial Statements of the Corporation. The financial data set forth below contains only a portion of our financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA



                                          2000                1999                1998                1997              1996
- --------------------------------------------------------------------------------------------------------------------------------
Interest Income                     $   99,569,664      $   83,178,881      $   77,766,275        $ 71,952,004      $ 66,097,205
Interest Expense                        49,680,992          38,290,421          34,203,473          31,455,077        28,960,155
- --------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                 $   49,888,672      $   44,888,460      $   43,562,802        $ 40,496,927      $ 37,137,050
Provision for Loan Losses                6,298,461           9,388,041           3,217,544           2,165,926         2,314,657
- --------------------------------------------------------------------------------------------------------------------------------
Net Interest Income
  after Provision for
  Loan Losses                       $   43,590,211      $   35,500,419      $   40,345,258        $ 38,331,001      $ 34,822,393
Other Income                             8,708,702           6,920,016           6,964,982           4,296,142         4,222,256
Other Expenses                          23,094,206          20,143,741          25,447,771          18,706,896        16,777,260
- --------------------------------------------------------------------------------------------------------------------------------
Income before Provision
  for Income Taxes                  $   29,204,707      $   22,276,694      $   21,862,469        $ 23,920,247      $ 22,267,389
Provision for
  Income Taxes                           8,031,184           5,207,362           5,301,810           6,067,965         5,765,645
- --------------------------------------------------------------------------------------------------------------------------------
Net Income                          $   21,173,523      $   17,069,332      $   16,560,659        $ 17,852,282      $ 16,501,744
- --------------------------------------------------------------------------------------------------------------------------------
Dividends Declared per Share-
  Preferred Stock                   $         2.60      $         4.50      $         4.50        $       4.50      $       4.50
- --------------------------------------------------------------------------------------------------------------------------------
  Common Stock(*)                   $          .37      $          .36      $          .29        $       .245      $        .22
================================================================================================================================

Basic Earnings per Share,
  after Deducting Preferred
  Stock Dividends(*)                $         1.06      $         0.85      $         0.83        $       0.89      $       0.82
- --------------------------------------------------------------------------------------------------------------------------------

Diluted Earnings per Share(*)       $         1.06      $         0.85      $         0.83        $       0.89      $       0.82
- --------------------------------------------------------------------------------------------------------------------------------

Total Assets at Years
  Ended December 31                 $1,379,386,178      $1,216,476,583      $1,075,268,496        $941,017,915      $898,300,160
- --------------------------------------------------------------------------------------------------------------------------------

*Per-share amounts are based upon 20,000,000 common shares outstanding for each of the five years presented. The reorganization into a one-bank holding company in 2000 resulted in an exchange of Monroe Bank & Trust stock for MBT Financial Corp. stock. The exchange rate was two shares of MBT Financial Corp. stock for each share of Monroe Bank & Trust, causing an increase of 10,000,000 shares outstanding. All per-share amounts have been restated to reflect this transaction.

       Item 7. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

With the exception of historical information, the matters discussed or incorporated by reference in this Form 10-K may contain certain forward-looking statements that involve risk and uncertainties including, but not limited to, economic conditions, product demand and industry capability, competitive products and pricing, new product development, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.

We experienced a small decrease in earnings in 1998, as Net Income decreased $1,291,623, or 7%. Net Interest Income had a small increase of $3,065,875, or 8%, as interest rates showed a small decrease in the fourth quarter. The $58,526,540 increase in Net Loans, the $41,409,726 increase in Held to Maturity Obligations of U.S. Government Agencies, and the $34,140,651 increase in Other Securities were primarily funded by the 14% increase in deposits of $114,979,861. The local economy remained healthy and we had a small increase in real estate loans, a significant increase in commercial and industrial loans, and a modest increase in loans to individuals for household, family, and other personal expenditures. We increased our Allowance for Loan Losses $900,000, as a result of the growth in loans. Salaries and Employee Benefits increased 51% over last year, primarily as a result of charges related to the deferred compensation plan, as discussed in Note 9 to the consolidated financial statements. Income Before Provision for Income Taxes decreased $2,057,778, or 9%, compared to 1997, and with the increase in investment in Obligations of States and Political Subdivisions, our Provision for Income Taxes decreased $766,155, or 13%. Our effective tax rate was 24.2% in 1998.

Earnings increased slightly in 1999, as Net Income increased $508,673, or 3%. Net Interest Income increased $1,325,658, or 3% as the Federal Reserve increased managed interest rates three times, by a total of 0.75% in the second half of the year. Two significant investment strategies that were developed to increase Net Interest Income were deployed by the Bank in the second half of 1999. The first involved reinvesting the maturities of our short term Held to Maturity Other Securities into Held to Maturity Obligations of U.S. Government Agencies. As a result, Held to Maturity Other Securities decreased $53,577,661, or 86% and Held to Maturity Obligations of U.S. Government Agencies increased $74,513,446, or 98%. The second strategy deployed involved the use of Federal Home Loan Bank advances to fund a portfolio of three to ten year, non-callable corporate bonds. This resulted in the creation of the $96,794,073 Available for Sale Other Securities portfolio. Net Loans showed a slight increase of $13,576,076, or 2%, as rising interest rates and increased competition affected our loan volume. We experienced a small increase in real estate loans, a small decrease in commercial and industrial loans, and a significant increase in loans to individuals for household, family, and other personal expenditures. The loan growth was funded primarily by a 3% increase in deposits. We increased our Provision for Loan Losses $6,170,497, or 192%, and loans charged off, net of recoveries, increased $8,270,497, or 357% as we recognized losses on several large non-performing commercial and industrial loans. This resulted in a decrease of $1,200,000, or 11%, in the Allowance for Loan Losses. Salaries and Employee Benefits decreased 37% due to the charges related to the deferred compensation plan in 1998, as mentioned above and discussed in Note 9 to the consolidated financial statements. Income Before Provision for Income Taxes increased $414,225, or 2%, compared to 1998, and with the slight increase in investment in Obligation of States and Political Subdivisions, our Provision for Income Taxes decreased $94,448, or 2%. Our effective tax rate was 23.4% in 1999.

In 2000, Net Income increased significantly as the Corporation produced record earnings. Net Income increased $4,104,236, or 24%, compared to 1999, as interest rates continued to rise. Deposits showed a small increase of 5%, as most of the asset growth was funded by an increase of $100,000,000, or 80%, in advances from the Federal Home Loan Bank. We experienced a significant increase of 16% in Net Loans as the local economy continued its expansion. Most of the loan growth was in loans secured by real estate, which increased 25%. Loans to individuals for household, family and other personal expenditures increased 4%, and commercial and industrial loans decreased 4%. We increased our Allowance for Loan

Losses $700,000 over the prior year-end, as necessitated by the increase in Net Loans. Income Before Provision for Income Taxes increased $6,928,013, or 31%, compared to 1999, but with our smaller average percentage investment in Obligations of States and Political Subdivisions in 2000, our Provision for Income Taxes showed a large increase of $2,823,822, or 54%. Our effective tax rate increased from 23.4% to 27.5%.

Earnings for the Bank are usually highly reflective of the Net Interest Income. In 1998, interest rates showed no movement until a small decrease in the fourth quarter, but with the increase in Provision for Loan Losses, as well as the large increase in expense associated with the deferred compensation plan termination, Net Income decreased 7%. In 1999, interest rates increased in the third and fourth quarters, but with the large decrease in Salaries and Employee Benefits, and the increase in Provision for Loan Losses, Net Income increased 3%. In 2000, interest rates continued to climb, with the prime rate increasing 100 basis points in the first half of the year. Interest income increased $16.4 million, or 20% compared to 1999. Approximately $10.8 million of that increase was due to the increase in interest earning assets and $5.6 million was due to the increase in yields on the assets. Interest expense increased $11.4 million, or 30%. Approximately $8.0 million of that increase was due to the increase in interest bearing liabilities and $3.4 million was due to the increase in interest rates. As a result, Net Interest Income increased $5.0 million, or 11% over 1999. Growth in the balance sheet accounted for $2.7 million of the increase while the higher interest rates accounted for $2.3 million of the increase. Along with a moderating Provision for Loan Losses, non-interest income increasing significantly and non-interest expense increasing only modestly, the result was a significant increase in Net Income. The significant increase in non-interest income was the result of estate settlement fees collected by the Trust department and an increase in service charges that was implemented late in the third quarter of 1999. The modest increase in non-interest expense was the result of an increase in salaries expense. Staffing was increased in several areas, including branch operations, as the Bank continued to grow. Average cost of interest bearing deposits was 4.5%, 4.4%, and 4.8% for 1998, 1999, and 2000, respectively. The table below shows selected financial ratios for the same three years.


                                                       2000         1999          1998
                                                       ----         ----          ----
   Return on Average Assets                             1.7%         1.5%          1.6%
   Return on Average Equity                            14.4%        12.0%         12.9%
   Dividend Payout Ratio                               34.9%        42.4%         34.9%
   Average Equity to Average Assets                    11.5%        12.6%         12.6%


The following table shows average daily balances, interest income or expense amounts, and the resulting average rates for interest earning assets and interest bearing liabilities for the last three years. Also shown are the net interest income, total interest rates spread, and the net interest margin for the same periods.

                                                                       Year Ended December 31,
                                 ---------------------------------------------------------------------------------------------------
                                               2000                               1999                               1998
                                 -----------------------------      -----------------------------      -----------------------------
                                  Average    Interest                Average    Interest                Average    Interest
                                   Daily      Earned   Average        Daily      Earned   Average        Daily      Earned   Average
         (Dollars in Thousands)   Balance    or Paid   Yield         Balance    or Paid   Yield         Balance    or Paid    Yield
                                 -----------------------------      -----------------------------      -----------------------------
Investments
  US Treas Secs & Obligations
    of US Gov't Agencies           174,266    12,169    6.98%         143,515     9,419    6.56%          84,141     5,239     6.23%
  Obligations of States &
    Political Subdivisions         137,200     7,302    5.32%         158,195     8,258    5.22%         141,963     7,675     5.41%
  Other Securities                 123,032     9,145    7.43%          67,203     4,054    6.03%          65,072     3,990     6.13%
                                 -----------------------------      -----------------------------      -----------------------------
Total Investments                  434,498    28,616    6.59%         368,913    21,731    5.89%         291,176    16,904     5.81%
                                 -----------------------------      -----------------------------      -----------------------------

Loans
  Commercial                       468,417    43,860    9.36%         435,067    37,863    8.70%         404,594    37,060     9.16%
  Mortgage                         179,427    14,867    8.29%         161,183    13,422    8.33%         167,954    14,269     8.50%
  Consumer                         120,853    11,917    9.86%         100,406     9,954    9.91%          89,329     9,076    10.16%
                                 -----------------------------      -----------------------------      -----------------------------
Total Loans(1)                     768,697    70,644    9.19%         696,656    61,239    8.79%         661,877    60,405     9.13%

Federal Funds Sold                   4,861       310    6.38%           4,276       209    4.89%           8,537       457     5.35%
                                 -----------------------------      -----------------------------      -----------------------------
Total Interest Earning Assets    1,208,056    99,570    8.24%       1,069,845    83,179    7.77%         961,590    77,766     8.09%

Cash & Due From Banks               34,215          0    n/a           34,169         0     n/a           32,292         0      n/a
Interest Receivable and Other
  Assets                            30,737          0    n/a           21,645         0     n/a           18,973         0      n/a
                                 -----------------------------      -----------------------------      -----------------------------
Total Assets                     1,273,008    99,570    7.82%       1,125,659    83,179    7.39%       1,012,855    77,766     7.68%
                                 =============================      =============================      =============================

Savings Accounts                   120,494     2,955    2.45%         118,229     3,496    2.96%         106,679     3,207     3.01%
NOW Accounts                        61,901     1,476    2.38%          60,829     1,471    2.42%          54,385     1,313     2.41%
Money Market Deposits              189,655     7,714    4.07%         211,139     7,836    3.71%         197,699     7,363     3.72%
Certificates of Deposit            461,654    27,506    5.96%         456,303    24,140    5.29%         399,239    22,320     5.59%
Federal Funds Purchased              5,051       326    6.45%           5,483       303    5.53%             661        36     5.45%
FHLB Advances                      161,038     9,704    6.03%          17,658     1,044    5.91%               0         0      n/a
                                 -----------------------------      -----------------------------      -----------------------------
Total Interest Bearing
  Liabilities                      999,793    49,681    4.97%         869,641    38,290    4.40%         758,663    34,239     4.51%

Non-interest Bearing Deposits      120,906         0     n/a          112,965         0     n/a          108,822         0      n/a
Other Liabilities                    5,437         0     n/a              680         0     n/a           17,284         0      n/a
                                 -----------------------------      -----------------------------      -----------------------------
Total Liabilities                1,126,136    49,681    4.41%         983,286    38,290    3.89%         884,769    34,239     3.87%

Stockholders' Equity               146,872         0     n/a          142,373         0     n/a          128,086         0      n/a
                                 -----------------------------      -----------------------------      -----------------------------
Total Liabilities &
  Stockholders' Equity           1,273,008    49,681    3.90%       1,125,659    38,290    3.40%       1,012,855    34,239     3.38%
                                 =============================      =============================      =============================

Net Interest Income                           49,889                             44,889                             43,527

Interest Rate Spread                                    3.27%                              3.37%                               3.58%

Net Interest Margin                                     4.13%                              4.20%                               4.53%




(1) Total Loans excludes Overdraft Loans, which are non-interest earning. These loans are included in Other Assets. Total Loans includes nonaccrual loans. When a loan is placed in nonaccrual status, all accrued and unpaid interest is charged against interest income. Loans on nonaccrual status do not earn any interest.

The following table summarizes the changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities for the period indicated:

                                                                      Year Ended December 31,
                                 ------------------------------------------------------------------------------------------------
                                       2000 versus 1999                  1999 versus 1998                  1998 versus 1997
                                 ---------------------------       ---------------------------      -----------------------------
                                        Changes due to                    Changes due to                    Changes due to
                                    increased (decreased)             increased (decreased)             increased (decreased)
                                 ---------------------------       ---------------------------      -----------------------------
        (Dollars in Thousands)    Rate     Volume     Total         Rate      Volume     Total       Rate      Volume     Total
                                 ---------------------------       ---------------------------      -----------------------------
        Interest Income
- ------------------------------
Investments
  US Treas Secs & Obligations
    of US Gov't Agencies           732     2,018      2,750           483     3,697     4,180         (228)    (2,717)    (2,945)
  Obligations of States &
    Political Subdivisions         140    (1,096)      (956)         (294)      877       583         (293)       551        258
  Other Securities               1,723     3,368      5,091           (67)      131        64         (556)     2,607      2,051
                                 ---------------------------       ---------------------------      -----------------------------
Total Investments                2,595     4,290      6,885           122     4,705     4,827       (1,077)       441       (636)
                                 ---------------------------       ---------------------------      -----------------------------

Loans
  Commercial                     3,095     2,902      5,997        (1,989)    2,791       802       (1,107)     6,486      5,379
  Mortgage                         (74)    1,519      1,445          (272)     (575)     (847)          (6)       330        324
  Consumer                         (64)    2,027      1,963          (247)    1,125       878          (16)       509        493
                                 ---------------------------       ---------------------------      -----------------------------
Total Loans                      2,957     6,448      9,405        (2,508)    3,341       833       (1,129)     7,325      6,196

Federal Funds Sold                  72        29        101           (19)     (228)     (247)          (8)       262        254
                                 ---------------------------       ---------------------------      -----------------------------
Total Interest Income            5,624    10,767     16,391        (2,405)    7,818     5,413       (2,214)     8,028      5,814

       Interest Expense
- ------------------------------
Savings Accounts                  (608)       67       (541)          (58)      347       289           (8)       125        117
NOW Accounts                       (21)       26          5             3       155       158            1         30         31
Money Market Deposits              675      (797)      (122)          (27)      500       473          263      1,273      1,536
Certificates of Deposit          3,083       283      3,366        (1,370)    3,190     1,820         (149)     1,213      1,064
Federal Funds Purchased             47       (24)        23             7       260       267           (2)       (93)       (95)
FHLB Advances                      182     8,478      8,660         1,044         0     1,044            0          0          0
                                 ---------------------------       ---------------------------      -----------------------------
Total Interest Expense           3,358     8,033     11,391          (401)    4,452     4,051          105      2,548      2,653
                                 ---------------------------       ---------------------------      -----------------------------

Net Interest Income              2,266     2,734      5,000        (2,004)    3,366     1,362       (2,319)     5,480      3,161
                                 ===========================       ===========================      =============================


Due to a variety of reasons, including volatile interest rates in the past and successful bidding in securing local municipal deposits, we have attempted, for the last several years, to maintain a liquid investment position. Although the percentage of securities held as Available for Sale decreased from 31% as of December 31, 1999 to 26% as of December 31, 2000, we were able to maintain liquidity by investing in shorter-term securities. As reflected in Note 4 to the consolidated financial statements, the percentage of securities that mature within five years increased from 31% as of December 31, 1999 to 37% as of December 31, 2000. The table below presents the scheduled maturities for each of the investment categories, and the average yield on the amounts maturing. The yields presented for the Obligations of States and Political Subdivisions are not tax equivalent yields. The interest income on these securities is exempt from federal income tax. The Corporation's marginal federal income tax rate is thirty-five percent.


                                                                            Maturing
- ---------------------------------------------------------------------------------------------------------------------------------
                                         Within 1 year            1 - 5 years              5 - 10 Years           Over 10 Years
                                     -----------------       ------------------       ------------------       ------------------
                                      Amount     Yield        Amount      Yield        Amount      Yield        Amount      Yield
                                     -----------------       ------------------       ------------------       ------------------
       (Dollars in Thousands)
       ----------------------
US Treas Secs & Obligations of
  US Gov't Agencies                  $     -     0.00%       $ 11,978     6.30%       $ 50,619     7.52%       $ 96,383     6.77%
Obligations of States & Political
  Subdivisions                        15,454     5.06%         36,114     5.47%         56,279     5.46%         24,159     5.28%
Other Securities                      51,225     7.82%         54,560     6.92%         43,357     7.58%              -     0.00%
                                     -----------------       ------------------       ------------------       ------------------
    Total                            $66,679     7.18%       $102,652     6.34%       $150,255     6.77%       $120,542     6.47%
                                     =================       ==================       ==================       ==================

                                                       Maturing
- -------------------------------------------------------------------------------
                                        Non-Maturing                 Total
                                     -----------------       ------------------
                                      Amount     Yield        Amount      Yield
                                     -----------------       ------------------
       (Dollars in Thousands)
       ----------------------
US Treas Secs & Obligations of
  US Gov't Agencies                  $     -     0.00%       $158,980     6.97%
Obligations of States & Political
  Subdivisions                             -     0.00%        132,006     4.42%
Other Securities                      12,277     8.03%        161,419     7.47%
                                     -----------------       ------------------
    Total                            $12,277     8.03%       $452,405     6.40%
                                     =================       ==================



Our loan policies also reflect our awareness for liquidity. We have shortened the average terms for most of our loan portfolios, in particular real estate mortgages, the majority of which are normally written for five years or less. Additionally, we increased our capacity to borrow Federal funds from our correspondent banks in 1999 and we increased our borrowing capacity with the Federal Home Loan Bank of Indianapolis. This provides additional liquidity without incurring the opportunity cost associated with holding short maturity investments. The following table shows the maturities or repricing opportunities (whichever is earlier) for the Bank's interest earning assets and interest bearing liabilities at December 31, 2000. The repricing assumptions shown are consistent with those established by the Bank's Asset/Liability Management Committee (ALCO). Savings accounts and regular NOW accounts are non-maturing, variable rate deposits, which may reprice as often as weekly, but are not included in the zero to six month category because in actual practice, these deposits are only repriced if there is a large change in market interest rates. Super NOW accounts and Money Market deposits are also non-maturing, variable rate deposits, however, these accounts are included in the zero to six month category because they may get repriced following smaller changes in market rates.

                                            Assets/Liabilities at December 31, 2000, Maturing or Repricing in:
                                        -----------------------------------------------------------------------------
                                         0 - 6        6 - 12        1 - 2          2 - 5        Over 5       Total
        (Dollars in Thousands)          Months        Months         Years         Years        Years        Amount
        ---------------------          --------      --------       -------       -------      -------      ---------
        Interest Earning Assets
- ------------------------------------
US Treas Secs & Obligations of

  US Gov't Agencies                      35,536        13,696         4,417         9,050       96,281        158,980
Obligations of States & Political
  Subdivisions                           17,708         5,576        14,506        51,034       43,182        132,006
Other Securities                         63,502             -         5,000        52,933       39,984        161,419
Commercial Loans                        192,417        43,014        61,753       168,165       19,762        485,111
Mortgage Loans                           15,467        16,265        36,347       104,594       22,411        195,084
Consumer Loans                           31,271        14,765        26,918        49,967        8,398        131,319
Federal Funds Sold                       30,000             -             -             -            -         30,000
                                       --------      --------       -------       -------      -------      ---------
Total Interest Earning Assets           385,901        93,316       148,941       435,743      230,018      1,293,919
                                       --------      --------       -------       -------      -------      ---------

      Interest Bearing Liabilities
- ------------------------------------
Interest Bearing Demand Deposits         47,589             -             -             -            -         47,589
Savings Deposits                        213,995             -             -             -            -        213,995
Other Time Deposits                     259,857       122,779        61,225        24,267            -        468,128
FHLB Advances                                 -             -             -             -      225,000        225,000
                                       --------      --------       -------       -------      -------      ---------
Total Interest Bearing Liabilities      521,441       122,779        61,225        24,267      225,000        954,712
                                       --------      --------       -------       -------      -------      ---------

Gap                                    (135,540)      (29,463)       87,716       411,476        5,018        339,207
Cumulative Gap                         (135,540)     (165,003)      (77,287)      334,189      339,207        339,207

Sensitivity Ratio                          0.74          0.76          2.43         17.96         1.02           1.36
Cumulative Sensitivity Ratio               0.74          0.74          0.89          1.46         1.36           1.36


If savings and regular NOW accounts were included in the zero to six months category, the Bank's gap would be as shown in the following table:


                                               Assets/Liabilities at December 31, 2000, Maturing or Repricing in:
                                       ---------------------------------------------------------------------------------
                                          0-6           6-12           1-2            2-5         Over 5
                                        Months         Months         Years          Years         Years         Total
                                       --------       --------       --------       -------       -------      ---------
Total Interest Earning Assets           385,901         93,316        148,941       435,743       230,018      1,293,919
Total Interest Bearing Liabilities      653,937        122,779         61,225        24,267       225,000      1,087,208
                                       --------       --------       --------       -------       -------      ---------

Gap                                    (268,036)       (29,463)        87,716       411,476         5,018        206,711
Cumulative Gap                         (268,036)      (297,499)      (209,783)      201,693       206,711        206,711


Sensitivity Ratio                          0.59           0.76           2.43         17.96          1.02           1.19
Cumulative Sensitivity Ratio               0.59           0.62           0.75          1.23          1.19           1.19


The amount of loans due after one year with floating interest rates is $222,709,000.

The following table shows the remaining maturity for Certificates of Deposit with balances of $100,000 or more:



                                                     Year Ended December 31,
                                          ----------------------------------------------
              (Dollars in Thousands)       2000                1999                1998
              ---------------------       -------            -------             -------
Maturing Within
  3 Months                                135,807            150,870             130,279
  3 - 6 Months                             41,163             28,285              25,385
  6 - 12 Months                            29,970             13,721              20,600
  Over 12 Months                           14,481             14,015              15,992
                                          -------            -------             -------
Total                                     221,421            206,891             192,256
                                          =======            =======             =======

For 2001, we expect interest rates to decrease through the first half of the year. We anticipate that the falling rates will have the desired effect of preventing a recession in the national economy. However, we expect our region to experience lower growth than the national economy as the manufacturing sector, particularly automotive related, may be weaker than other sectors. This may translate into slower local loan demand and lower deposit growth. As a result of the decreasing interest rates and the slower loan growth mentioned above, we expect a small increase in Net Interest Income. Due to the weakening in the economy, we expect to incur an increase in the Provision for Loan Losses in order to maintain an adequate Allowance for Loan Losses. Anticipating no significant changes in non-interest income and non-interest expenses, we expect very little change in Net Income.

The following is an analysis of the transactions in the allowance for loan losses:


                                                                    Year Ended December 31,
                     (Dollars in Thousands)       2000         1999         1998         1997        1996
                     ---------------------       ------       ------       ------       ------      ------
Balance Beginning of Period                       9,900       11,100       10,200        9,400       8,500

Loans Charged Off
  Domestic

    Commercial, Financial, and Agricultural       7,035       10,599        3,213        1,101       1,977
    Real Estate - Construction                        -            -            -            -           -
    Real Estate - Mortgage                            -          174            -          222           -
    Installment Loans to Individuals              1,091          783          665          432         539
    Lease Financing                                   -            -            -            -           -

Recoveries
  Domestic
    Commercial, Financial, and Agricultural       2,138          802        1,372          281         781
    Real Estate - Construction                        -            -            -            -           -
    Real Estate - Mortgage                            -            -            -            -         201
    Installment Loans to Individuals                390          166          188          108         119

    Lease Financing                                   -            -            -            -           -
                                                 ------       ------       ------       ------       -----
Net Loans Charged Off                             5,598       10,588        2,318        1,366       1,415
Additions Charged to Operations                   6,298        9,388        3,218        2,166       2,315
                                                 ------       ------       ------       ------       -----
Balance End of Period                            10,600        9,900       11,100       10,200       9,400
                                                 ======       ======       ======       ======       =====

Ratio of Net Loans Charged Off to
  Average Total Loans Outstanding                  0.73%        1.52%        0.35%        0.23%       0.28%
                                                 ======       ======       ======       ======       =====

The following is an analysis of the balances in the allowance for loan losses:

                                                                             Year Ended December 31,
                                               -------------------------------------------------------------------------------------
                                                       2000                          1999                        1998
                                               ------------------------      ------------------------      -------------------------
                                                  $        % of loans           $        % of loans           $        % of loans
             (Dollars in Thousands)            Amount    to total loans      Amount    to total loans      Amount    to total loans
             ----------------------            ------------------------      ------------------------      -------------------------
Balance at end of period applicable to:
Domestic
  Commercial, Financial, and Agricultural       4,426        19.0%           6,059         22.6%            5,731        25.6%

  Real Estate - Construction                      185         4.5%              57          3.5%               96         3.9%
  Real Estate - Mortgage                        5,172        62.8%           3,429         58.6%            4,433        56.7%
  Installment Loans to Individuals                817        13.7%             355         15.3%              840        13.8%

  Lease Financing                                   -         0.0%               -          0.0%                -         0.0%
Foreign                                             -         0.0%               -          0.0%                -         0.0%
                                               ------------------            ------------------            ------------------
  Total                                        10,600       100.0%           9,900        100.0%           11,100       100.0%
                                              ===================            ==================            ==================


                                                                 Year Ended December 31,
                                               ------------------------------------------------------
                                                             1997                         1996
                                               ------------------------      ------------------------
                                                  $        % of loans           $        % of loans
             (Dollars in Thousands)            Amount    to total loans      Amount    to total loans
             ----------------------            ------------------------      ------------------------
Balance at end of period applicable to:

Domestic
  Commercial, Financial, and Agricultural       2,662        23.3%           3,322        25.7%

  Real Estate - Construction                       90         3.4%              79         2.3%
  Real Estate - Mortgage                        6,866        59.6%           4,942        59.0%
  Installment Loans to Individuals                582        13.7%           1,057        13.0%

  Lease Financing                                   -          0.0%              -         0.0%
Foreign                                             -          0.0%              -         0.0%
                                               -------------------           -----------------
  Total                                        10,200        100.0%          9,400       100.0%
                                              ====================           =================



Each period the provision for loan losses in the income statement results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses occurring in prior periods.

To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific large loan relationships. For large loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank's recorded investment in the loan to the present value of expected cash flows discounted at the loan's effective interest rate, the fair value of the collateral, or the loan's observable market price. Year-end nonperforming assets, which include nonaccrual loans and securities, and other real estate owned, increased $1,070,562, or 5.5% from 1999 to 2000. Nonperforming assets as a percent of total loans at year-end decreased from 2.7% in 1999 to 2.5% in 2000. The Allowance for Loan Losses as a percent of nonperforming assets at year-end increased from 51.3% in 1999 to 52.0% in 2000.

The provision for loan losses increases the allowance for loan losses, a valuation account which is netted against loans on the consolidated statements of condition. As the specific customer and amount of a loan loss is confirmed by gathering additional information, taking collateral in full or partial settlement of the loan, bankruptcy of the borrower, etc., the loan is charged off, reducing the allowance for loan losses. If, subsequent to a charge off, the Bank is able to collect additional amounts from the customer or obtain control of collateral worth more than earlier estimated, a recovery is recorded.

Prior to January 1, 2000, the Bank assessed its Information Technology (IT) systems, including hardware and software, to ensure that the century date change would not lead to problems such as system failures or erroneous results in calculations involving dates. Management also conferred with its third party vendors and customers to assess their Y2K readiness and tested non-IT systems. To date, there have not been any significant problems affecting the Bank or any of its customers or vendors.

       Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Bank faces market risk to the extent that the fair values of its financial instruments are affected by changes in interest rates. The Bank does not face market risk due to changes in foreign currency exchange rates, commodity prices, or equity prices. The asset/liability management process of the Bank seeks to monitor and manage the amount of interest rate risk. This is accomplished by analyzing the differences in repricing opportunities for assets and liabilities (gap analysis, as shown in Item 7), by simulating operating results under varying interest rate scenarios, and by estimating the change in the net present value of the Bank's assets and liabilities due to interest rate changes.

Each month, the Asset/Liability Committee (ALCO), which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank's net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of a gradual increase or decrease of 100 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of December 31, 2000.


                                                  Base                  Rising             Falling
          (Dollars in Thousands)                Projection              Rates               Rates
          ----------------------                ----------             -------             -------
Year-End 2000 12 Month Projection
- ---------------------------------
  Interest Income                                104,635               106,667             102,471
  Interest Expense                                53,190                54,952              50,620
                                                --------               -------             -------
  Net Interest Income                             51,445                51,715              51,851

  Percent Change From Base Projection                                     0.5%                0.8%
  ALCO Policy Limit (+/-)                                                 5.0%                5.0%

                                                  Base                  Rising             Falling
          (Dollars in Thousands)                Projection              Rates               Rates
          ----------------------                ----------             -------             -------
Year-End 1999 12 Month Projection
- ---------------------------------
  Interest Income                                 93,254                95,629              91,630
  Interest Expense                                43,367                44,346              42,757
                                                --------               -------             -------
  Net Interest Income                             49,887                51,283              48,873

  Percent Change From Base Projection                                      2.8%               -2.0%
  ALCO Policy Limit (+/-)                                                  5.0%                5.0%



The Bank's Asset/Liability Committee has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout 2000, the estimated variability of the net interest income was within the Bank's established policy limits.

The ALCO also monitors interest rate risk by estimating the effect of changes in interest rates on the economic value of the Bank's equity each month. The actual economic value of the Bank's equity is first determined by subtracting the fair value of the Bank's liabilities from the fair value of the Bank's assets. The fair values are determined in accordance with Statement of Financial Accounting Standards Number 107, Disclosures about Fair Value of Financial Instruments. The Bank estimates the interest rate risk by calculating the effect of market interest rate shocks on the economic value of its equity. For this analysis, the Bank assumes immediate increases or decreases of 100 and 200 basis points in the prime lending rate. The discount rates used to determine the present values of the loans and deposits, as well as the prepayment rates for the loans, are based on Management's expectations of the effect of the rate shock on the market for loans and deposits. The table below summarizes the amount of interest rate risk to the fair value of the Bank's assets and liabilities and to the economic value of the Bank's equity.



                                                                 Fair Value at December 31, 2000
                                        ------------------------------------------------------------------------------------
                                                                              Rates
                                        ------------------------------------------------------------------------------------
    (Dollars in Thousands)                 Base             Up 1%              Up 2%            Down 1%             Down 2%
    ----------------------              ------------------------------------------------------------------------------------
 Assets                                 1,383,278        1,350,927          1,320,574          1,415,890           1,447,662
 Liabilities                            1,178,879        1,164,603          1,150,647          1,193,475           1,208,405
                                        ------------------------------------------------------------------------------------
 Stockholders' Equity                     204,399          186,324            169,927            222,415             239,257
 Change in Equity                                             -8.8%             -16.9%               8.8%               17.1%
 ALCO Policy Limit (+/-)                                      15.0%              25.0%              15.0%               25.0%



                                                                 Fair Value at December 31, 1999
                                        ------------------------------------------------------------------------------------
                                                                              Rates
                                        ------------------------------------------------------------------------------------
    (Dollars in Thousands)                 Base             Up 1%              Up 2%            Down 1%             Down 2%
    ----------------------              ------------------------------------------------------------------------------------
 Assets                                 1,204,367        1,178,232          1,153,282          1,231,029           1,256,946
 Liabilities                            1,069,491        1,057,902          1,046,579          1,081,352           1,093,486
                                        ------------------------------------------------------------------------------------
 Stockholders' Equity                     134,876          120,330            106,703            149,677             163,460
 Change in Equity                                            -10.8%             -20.9%              11.0%               21.2%
 ALCO Policy Limit (+/-)                                      15.0%              25.0%              15.0%               25.0%



The Bank's Asset/Liability Committee has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout 2000, the estimated variability of the economic value of equity was within the Bank's established policy limits.

               Item 8. Financial Statements and Supplementary Data

                   Financial Statements and Supplementary Data

See Pages 17 - 36

Report of Independent Public Accountants



To the Stockholders and Board of Directors,
MBT FINANCIAL CORP.:

We have audited the accompanying consolidated statements of condition of MBT FINANCIAL CORP. (a Michigan corporation) as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedules referred to below are the responsibility of the Bank's Management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MBT FINANCIAL CORP. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules on pages 53 through 55 are presented for purposes of complying with the rules and regulations of the Securities and Exchange Commission and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
Detroit, Michigan,
  January 16, 2001.

CONSOLIDATED STATEMENTS OF CONDITION


                                                                                   DECEMBER 31,
                                                                            2000                 1999
- ------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks (Note 7)                                        $ 39,540,039          $   27,129,665
Federal funds sold                                                        30,000,000              10,700,000
Investment securities (Notes 1, 4, and 5)-
  Held to maturity-
    Obligations of U.S. Government agencies (Market value
      of $143,619,761 and $141,169,675)                                  145,789,314             150,399,055
    Obligations of states and political subdivisions (Market
      value of $134,663,547 and $152,505,653)                            132,006,403             152,790,883
    Other securities (Market value of $56,164,298
      and $8,845,103)                                                     56,188,317               8,955,703
  Available for sale-
    Obligations of U.S. Government agencies                               13,190,799              33,482,440
    Obligations of states and political subdivisions                               -               7,156,929
    Other securities                                                     105,230,516              96,794,073
Loans (Notes 2 and 5)                                                    812,122,817             703,381,905
Allowance for loan losses (Note 3)                                       (10,600,000)             (9,900,000)
Bank premises and equipment (Note 1)                                      13,689,558              11,761,277
Other real estate owned (Note 1)                                           2,672,624               2,513,491
Interest receivable and other assets (Notes 6 and 15)                     39,555,791              21,311,162
- ------------------------------------------------------------------------------------------------------------
    Total assets                                                      $1,379,386,178          $1,216,476,583
============================================================================================================

LIABILITIES
Non-interest bearing demand deposits                                  $  132,388,525          $  128,816,650
Interest bearing demand deposits                                          64,747,991              65,226,636
Savings deposits                                                         329,331,534             319,966,245
Other time deposits (Notes 5 and 10)                                     468,128,395             430,066,684
- ------------------------------------------------------------------------------------------------------------
    Total deposits (Note 10)                                          $  994,596,445          $  944,076,215
Federal Home Loan Bank advances (Note 5)                                 225,000,000             125,000,000
Interest payable and other liabilities (Note 9)                            8,834,770               7,752,876
- ------------------------------------------------------------------------------------------------------------
    Total liabilities                                                 $1,228,431,215          $1,076,829,091
- ------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Cumulative preferred stock ($100 par value; 4 1/2% non-voting;
  authorized and outstanding - 2,000 shares as of
  December 31, 1999) (Note 8)                                         $            -          $      200,000
Common stock (no par value; 30,000,000 shares authorized,
  20,000,000 shares outstanding) (Note 8)                                          -                       -
Surplus (Note 8)                                                          62,500,000              62,500,000
Undivided profits (Note 8)                                                92,084,279              78,315,956
Net unrealized losses on securities
  available for sale (Note 4)                                             (3,629,316)             (1,368,464)
- ------------------------------------------------------------------------------------------------------------
    Total stockholders' equity (Note 11)                              $  150,954,963          $  139,647,492
- ------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                        $1,379,386,178          $1,216,476,583
============================================================================================================


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME



                                                                     YEARS ENDED DECEMBER 31,
                                                                2000            1999           1998
- -------------------------------------------------------------------------------------------------------
 INTEREST INCOME
 Interest and fees on loans                                 $70,643,404     $61,238,028     $60,405,254
 Interest on investment securities-
     U.S. Treasury securities                                       -               -           279,051
     Obligations of U.S. Government agencies                 12,169,347       9,419,491       4,960,159
     Obligations of states and
         political subdivisions                               7,301,903       8,258,158       7,675,082
     Other securities                                         9,144,849       4,053,742       3,989,862
 Interest on Federal funds sold                                 310,161         209,462         456,867
- -------------------------------------------------------------------------------------------------------
              Total interest income                         $99,569,664     $83,178,881     $77,766,275
- -------------------------------------------------------------------------------------------------------

 INTEREST EXPENSE
 Interest on deposits (Note 10)                             $39,651,368     $36,943,501     $34,203,473
 Interest on borrowed funds                                  10,029,624       1,346,920             -
- -------------------------------------------------------------------------------------------------------
              Total interest expense                        $49,680,992     $38,290,421     $34,203,473
- -------------------------------------------------------------------------------------------------------

 NET INTEREST INCOME                                        $49,888,672     $44,888,460     $43,562,802
 PROVISION FOR LOAN LOSSES (Note 3)                           6,298,461       9,388,041       3,217,544
- -------------------------------------------------------------------------------------------------------
 NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                  $43,590,211     $35,500,419     $40,345,258
- -------------------------------------------------------------------------------------------------------

 OTHER INCOME
 Income from trust services                                 $ 3,908,510     $ 3,252,875     $ 3,740,267
 Service charges on deposit accounts                          2,142,901       1,849,863       1,788,860
 Security gains                                                  18,237          17,670         181,007
 Other (Note 15)                                              2,639,054       1,799,608       1,254,848
- -------------------------------------------------------------------------------------------------------
              Total other income                            $ 8,708,702     $ 6,920,016     $ 6,964,982
- -------------------------------------------------------------------------------------------------------

 OTHER EXPENSES
 Salaries and employee benefits (Note 9)                    $12,155,915     $10,719,634     $17,047,731
 Occupancy expense                                            2,176,110       1,929,017       1,773,623
 Other                                                        8,762,181       7,495,090       6,626,417
- -------------------------------------------------------------------------------------------------------
              Total other expenses                          $23,094,206     $20,143,741     $25,447,771
- -------------------------------------------------------------------------------------------------------

 INCOME BEFORE PROVISION
 FOR INCOME TAXES                                           $29,204,707     $22,276,694     $21,862,469
 PROVISION FOR INCOME TAXES (NOTE 6)                          8,031,184       5,207,362       5,301,810
- -------------------------------------------------------------------------------------------------------
 Net Income                                                 $21,173,523     $17,069,332     $16,560,659
- -------------------------------------------------------------------------------------------------------

 COMPREHENSIVE INCOME (Note 1)                              $18,912,671     $15,639,241     $16,790,186
- -------------------------------------------------------------------------------------------------------

 BASIC EARNINGS PER SHARE (after deducting
     preferred stock dividends) (Notes 8 and 12)            $      1.06     $      0.85     $      0.83
- -------------------------------------------------------------------------------------------------------

 DILUTED EARNINGS PER SHARE (Note 12)                       $      1.06     $      0.85     $      0.83
- -------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              YEARS ENDED DECEMBER 31,
                                                                      2000              1999              1998
- ----------------------------------------------------------------------------------------------------------------------

 CASH FLOWS PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES:
 Interest and fees received                                      $  99,953,089      $  80,142,949      $  76,992,619
 Other income received                                               8,690,464          6,902,346          6,783,974
 Miscellaneous payments                                             (3,696,094)           (55,985)          (156,748)
 Interest paid                                                     (49,222,123)       (37,828,114)       (34,073,156)
 Cash paid to employees and others                                 (34,184,043)       (36,945,784)       (16,335,612)
 Income taxes paid                                                  (6,738,000)        (1,138,785)        (8,267,617)
- ----------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities               $  14,803,293      $  11,076,627      $  24,943,460
- ----------------------------------------------------------------------------------------------------------------------

 CASH FLOWS PROVIDED BY (USED FOR)
 INVESTING ACTIVITIES:
 Proceeds from maturities of investment
     securities held to maturity                                 $ 113,817,025      $ 473,624,059      $ 557,617,089
 Proceeds from maturities of investment
     securities available for sale                                  15,498,313          5,112,100         26,054,609
 Proceeds from sales of investment
     securities available for sale                                  22,698,308                -                  -
 Net increase in loans                                            (116,259,518)       (25,106,838)       (64,817,273)
 Proceeds from sales of other real estate owned                      1,341,237          2,550,915            910,891
 Proceeds from sales of other assets                                    11,000                -                7,500
 Purchase of investment securities held to maturity               (135,994,735)      (501,530,247)      (644,603,616)
 Purchase of investment securities available for sale              (22,586,160)       (98,582,395)        (9,000,000)
 Purchase of bank premises and equipment                            (3,733,419)        (3,832,992)        (1,617,231)
- ----------------------------------------------------------------------------------------------------------------------
         Net cash used for investing activities                  $(125,207,949)     $(147,765,398)     $(135,448,031)
- ----------------------------------------------------------------------------------------------------------------------

 CASH FLOWS PROVIDED BY (USED FOR)
 FINANCING ACTIVITIES:
 Net increase in demand, interest bearing
     demand, and savings deposits                                $  12,458,519      $   2,783,201      $  86,389,043
 Net increase in other time deposits                                38,061,711         24,248,138         28,590,818
 Net decrease in Federal funds purchased                                   -           (2,000,000)               -
 Net increase in Federal Home Loan Bank advances                   100,000,000        125,000,000                -
 Redemption of preferred stock                                        (200,000)               -                  -
 Dividends paid                                                     (8,205,200)        (6,609,000)        (5,409,000)
- ----------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities               $ 142,115,030      $ 143,422,339      $ 109,570,861
- ----------------------------------------------------------------------------------------------------------------------

 NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                            $  31,710,374      $   6,733,568      $    (933,710)

 CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR (Note 1)                                      37,829,665         31,096,097         32,029,807
- ----------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT END OF YEAR (Note 1)               $  69,540,039      $  37,829,665      $  31,096,097
- ----------------------------------------------------------------------------------------------------------------------




The accompanying notes are an integral part of these statements.


                                                                                          YEARS ENDED DECEMBER 31,
                                                                                  2000              1999               1998
- --------------------------------------------------------------------------------------------------------------------------------
 RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
 Net income                                                                    $ 21,173,523      $ 17,069,332      $ 16,560,659
 Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation                                                             1,805,138         1,422,238         1,197,618
         Provision for loan losses                                                6,298,461         9,388,041         3,217,544
         (Increase) decrease in net deferred Federal income tax asset            (1,519,014)        4,778,545        (2,742,344)
         Amortization of investment premium and discount                            280,986           435,995          (148,808)
         Net increase (decrease) in interest payable and other liabilities        1,081,894       (17,253,493)        8,289,534
         Net increase in interest receivable and other assets                   (16,725,615)       (4,965,123)         (846,135)
         Net increase in deferred loan fees                                         358,300            46,714             3,899
         Other                                                                    2,049,620           154,378          (588,507)
- --------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                        $ 14,803,293      $ 11,076,627      $ 24,943,460
- --------------------------------------------------------------------------------------------------------------------------------




 SUPPLEMENTAL SCHEDULE OF
 NONCASH INVESTING ACTIVITIES:

 Transfer of loans to other real estate owned                                  $  1,500,370      $  2,094,007      $  3,069,290
- --------------------------------------------------------------------------------------------------------------------------------

 Transfer of loans to other assets                                             $     61,475      $      2,000      $        -
- --------------------------------------------------------------------------------------------------------------------------------






The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                         Other           Total
                                               Preferred    Common                     Undivided     Comprehensive   Stockholders'
                                                 Stock       Stock      Surplus         Profits       Income (Loss)     Equity
- -----------------------------------------------------------------------------------------------------------------------------------
 Balance
 January 1, 1998                               $ 200,000   $     -    $ 31,250,000   $  88,953,965   $   (167,900)   $ 120,236,065

 Add (Deduct)
 Net income for the year                                                                16,560,659                      16,560,659
 Transfer of undivided
    profits to surplus (Note 8)                                         31,250,000     (31,250,000)                            -
 Net unrealized gains on securities
    available for sale, net of tax (Note 4)                                                               229,527          229,527
 Dividends declared-
    Preferred ($4.50 per share)                                                             (9,000)                         (9,000)
    Common ($.29 per share*)                                                            (5,800,000)                     (5,800,000)
- -----------------------------------------------------------------------------------------------------------------------------------
 Balance
 December 31, 1998                             $ 200,000   $     -    $ 62,500,000   $  68,455,624   $     61,627    $ 131,217,251

 Add (Deduct)
 Net income for the year                                                                17,069,332                      17,069,332
 Net unrealized losses on securities
    available for sale, net of tax (Note 4)                                                            (1,430,091)      (1,430,091)
 Dividends declared-
    Preferred ($4.50 per share)                                                             (9,000)                         (9,000)
    Common ($.36 per share*)                                                            (7,200,000)                     (7,200,000)
- -----------------------------------------------------------------------------------------------------------------------------------
 Balance
 December 31, 1999                             $ 200,000   $     -    $ 62,500,000   $  78,315,956   $ (1,368,464)   $ 139,647,492

 Add (Deduct)
 Net income for the year                                                                21,173,523                      21,173,523
 Net unrealized losses on securities
    available for sale, net of tax (Note 4)                                                            (2,260,852)      (2,260,852)
 Redemption of preferred stock (Note 8)         (200,000)                                                                 (200,000)
 Dividends declared-
    Preferred ($2.60 per share)                                                             (5,200)                         (5,200)
    Common ($.37 per share*)                                                            (7,400,000)                     (7,400,000)
- -----------------------------------------------------------------------------------------------------------------------------------
 Balance
 December 31, 2000                             $     -     $     -    $ 62,500,000   $  92,084,279   $ (3,629,316)   $ 150,954,963
- -----------------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The consolidated financial statements include the accounts of MBT Financial Corp. (the "Corporation") and its subsidiary, Monroe Bank & Trust (the "Bank"). The Bank operates twenty-one offices in Monroe County, Michigan and one office in Wayne County, Michigan. The Bank's primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals.

     At the April 6, 2000 Annual Meeting of Shareholders of Monroe Bank & Trust, shareholders approved a proposal that resulted in the Bank reorganizing into a one-bank holding company. The holding company formation involved merging Monroe Bank & Trust with Monroe Interim Bank, a state chartered bank organized solely for the purpose of this transaction. The merger of Monroe Bank & Trust and Monroe Interim Bank, a combination of entities under common control, was treated in a manner similar to a pooling of interests. The financial information for all prior periods was restated in the consolidated financial statements for MBT Financial Corp. to present the statements as if the merger had been in effect for all periods presented.

     The reorganization resulted in an exchange of the Monroe Bank & Trust common stock for MBT Financial Corp. common stock. The exchange rate was two shares of MBT Financial Corp. for each share of Monroe Bank & Trust. Monroe Bank & Trust previously had 10,000,000 common shares authorized and outstanding, with a par value of $3.125 per share. MBT Financial Corp. has 30,000,000 shares authorized, of which 20,000,000 are outstanding. The MBT Financial Corp. common stock has no par value. Monroe Bank & Trust is now a wholly owned subsidiary of MBT Financial Corp., a registered bank holding company.

     The accounting and reporting policies of the Bank conform to practice within the banking industry and are in accordance with accounting principles generally accepted in the United States. Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The significant accounting policies are as follows:

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Corporation and its subsidiary. All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

     INVESTMENT SECURITIES
     Investment securities that are "held to maturity" are stated at cost, adjusted for accumulated amortization of premium and accretion of discount. The Bank has the intention and, in Management's opinion, the ability to hold these investment securities until maturity. Investment securities that are "available for sale" are stated at estimated market value, with the related unrealized gains and losses reported as an amount, net of taxes, as a separate component of stockholders' equity.

     BANK PREMISES AND EQUIPMENT
     Bank premises and equipment are stated at cost, less accumulated depreciation of $16,510,468 in 2000 and $14,705,330 in 1999. The Bank uses both straight-line and declining-balance methods to provide for depreciation, which is charged to operations over the estimated useful lives of the assets. Depreciation expense amounted to $1,805,138 in 2000, $1,422,238 in 1999, and $1,197,618 in 1998.

     Expenditures for maintenance and repairs are charged to operations as incurred. The cost of assets retired and the related accumulated depreciation are eliminated from the accounts and the resulting gains or losses are reflected in operations in the year the assets are retired.

     OTHER REAL ESTATE OWNED

     Other real estate owned is carried at the lesser of 80% of the appraised value of the property or the principal balance of the loan at the time of foreclosure.

     COMPREHENSIVE INCOME
     Comprehensive Income is comprised of Net Income and Other Comprehensive Income, which consists of the change in net unrealized gains (losses) on securities available for sale, net of tax.

     STATEMENT OF CASH FLOWS
     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, time deposits with other banks with maturities of less than three months, and Federal funds sold.

(2)  LOANS
     The Bank grants commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.




     Loans at December 31 consist of the following:



                                                                  2000                 1999
- -------------------------------------------------------------------------------------------------
Real estate loans                                           $  547,285,414       $  437,867,480
Loans to finance agricultural production and
     other loans to farmers                                      2,831,759            2,086,851
Commercial and industrial loans                                151,734,230          157,381,730
Loans to individuals for household, family,
     and other personal expenditures                           111,504,134          107,411,553
All other loans (including overdrafts)                             609,274              117,985
- -------------------------------------------------------------------------------------------------
               Total loans, gross                           $  813,964,811       $  704,865,599
               Less: Deferred loan fees                          1,841,994            1,483,694
- -------------------------------------------------------------------------------------------------
               Total loans, net of deferred loan fees       $  812,122,817       $  703,381,905
               Less: Allowance for loan losses                  10,600,000            9,900,000
- -------------------------------------------------------------------------------------------------
                                                            $  801,522,817       $  693,481,905
- -------------------------------------------------------------------------------------------------


     Loans are placed in a nonaccrual status when, in the opinion of Management, the collection of additional interest is doubtful. Loans in a nonaccrual status amounted to $17,161,449 and $16,791,776 at December 31, 2000 and 1999, respectively. In the opinion of Management, all impaired loans are in nonaccrual status. Allowances for these loans are included in the allowance for loan losses. All cash received on nonaccrual loans is applied to the principal balance.

     Included in loans are loans to certain officers, directors, and companies in which such officers and directors have 10 percent or more beneficial ownership in the aggregate amount of $24,448,451 and $17,112,941 at December 31, 2000 and 1999, respectively. In 2000, new loans and other additions amounted to $14,234,463, and repayments and other reductions amounted to $6,898,953. In Management's judgment, these loans were made on substantially the same terms and conditions as those made to other borrowers, and do not represent more than the normal risk of collectibility or present other unfavorable features.

(3)  ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses was as follows:


                                     2000                  1999                 1998
- -----------------------------------------------------------------------------------------
Balance beginning of year       $     9,900,000     $    11,100,000      $   10,200,000
Provision for loan losses             6,298,461           9,388,041           3,217,544
Loans charged off                    (8,126,386)        (11,556,352)         (3,877,526)
Recoveries                            2,527,925             968,311           1,559,982
- -----------------------------------------------------------------------------------------
Balance end of year             $    10,600,000     $     9,900,000      $   11,100,000
- -----------------------------------------------------------------------------------------


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

     The provision for loan losses increases the allowance for loan losses, a valuation account which is netted against loans on the consolidated statements of condition. As the specific customer and amount of a loan loss is confirmed by gathering additional information, taking collateral in full or partial settlement of the loan, bankruptcy of the borrower, etc., the loan is charged off, reducing the allowance for loan losses. If, subsequent to a charge off, the Bank is able to collect additional amounts from the customer or obtain control of collateral worth more than earlier estimated, a recovery is recorded.


(4)  INVESTMENT SECURITIES

     The following is a summary of the Bank's investment securities portfolio as of December 31, 2000 and 1999 (000's omitted):


                                                                HELD TO MATURITY
                                                               DECEMBER 31, 2000
                                                            GROSS             GROSS         ESTIMATED
                                           AMORTIZED      UNREALIZED        UNREALIZED       MARKET
                                              COST          GAINS            LOSSES           VALUE
- -------------------------------------------------------------------------------------------------------
Obligations of U.S. Government
     Agencies                             $ 145,789       $     295        $  (2,465)       $ 143,619
Obligations of States and Political
     Subdivisions                           132,007           3,265             (608)         134,664
Other Securities                             56,188             -                (24)          56,164
- -------------------------------------------------------------------------------------------------------
                                          $ 333,984       $   3,560        $  (3,097)       $ 334,447
- -------------------------------------------------------------------------------------------------------


                                                                AVAILABLE FOR SALE
                                                               DECEMBER 31, 2000
                                                            GROSS             GROSS         ESTIMATED
                                           AMORTIZED      UNREALIZED        UNREALIZED       MARKET
                                              COST          GAINS             LOSSES          VALUE
- -------------------------------------------------------------------------------------------------------
Obligations of U.S. Government
     Agencies                             $  13,126       $     102        $     (37)       $  13,191
Other Securities                            110,879           1,192           (6,841)         105,230
- -------------------------------------------------------------------------------------------------------
                                          $ 124,005       $   1,294        $  (6,878)       $ 118,421
- -------------------------------------------------------------------------------------------------------


                                                                    HELD TO MATURITY
                                                                    DECEMBER 31, 1999
                                                                GROSS             GROSS          ESTIMATED
                                            AMORTIZED        UNREALIZED        UNREALIZED         MARKET
                                               COST             GAINS            LOSSES            VALUE
- -----------------------------------------------------------------------------------------------------------
 Obligations of U.S. Government
     Agencies                              $ 150,399        $      -          $  (9,229)        $ 141,170
Obligations of States and Political
     Subdivisions                            152,791            1,231            (1,517)          152,505
Other Securities                               8,956                7              (118)            8,845
- -----------------------------------------------------------------------------------------------------------
                                           $ 312,146        $   1,238         $ (10,864)        $ 302,520
- -----------------------------------------------------------------------------------------------------------

                                                                   AVAILABLE FOR SALE
                                                                    DECEMBER 31, 1999
                                                                GROSS             GROSS          ESTIMATED
                                            AMORTIZED        UNREALIZED        UNREALIZED         MARKET
                                               COST             GAINS            LOSSES            VALUE
- -----------------------------------------------------------------------------------------------------------
 Obligations of U.S. Government
      Agencies                             $  34,088        $      -          $    (606)        $  33,482
 Obligations of States and Political
      Subdivisions                             6,984              173                -              7,157
 Other Securities                             98,467               -             (1,673)           96,794
- -----------------------------------------------------------------------------------------------------------
                                           $ 139,539        $     173         $  (2,279)        $ 137,433
- -----------------------------------------------------------------------------------------------------------
                                                                    HELD TO MATURITY
                                                  DECEMBER 31, 2000                  DECEMBER 31, 1999
                                                              ESTIMATED                          ESTIMATED
                                             AMORTIZED         MARKET          AMORTIZED          MARKET
                                                COST           VALUE             COST             VALUE
- -----------------------------------------------------------------------------------------------------------
 Maturing within
      1 year                               $  66,688        $  66,657         $  34,096         $  34,101
      1 to 5 years                            39,108           39,886            32,604            33,015
      5 to 10 years                          108,940          110,905           110,326           109,618
      Over 10 years                          119,248          116,999           135,120           125,786
                                           $ 333,984        $ 334,447         $ 312,146         $ 302,520
- -----------------------------------------------------------------------------------------------------------
                                                                   AVAILABLE FOR SALE
                                                 DECEMBER 31, 2000                  DECEMBER 31, 1999
                                                              ESTIMATED                           ESTIMATED
                                             AMORTIZED         MARKET          AMORTIZED           MARKET
                                                COST           VALUE             COST              VALUE
- -----------------------------------------------------------------------------------------------------------
 Maturing within
      1 year                               $       9        $       9         $  14,508         $  14,452
      1 to 5 years                            66,943           63,615            59,220            58,674
      5 to 10 years                           43,761           41,400            53,674            52,174
      Over 10 years                            1,042            1,120             1,058             1,061
 Securities with no stated maturity           12,250           12,277            11,079            11,072
- -----------------------------------------------------------------------------------------------------------
                                           $ 124,005        $ 118,421         $ 139,539         $ 137,433
- -----------------------------------------------------------------------------------------------------------

     At December 31, 2000, investment securities carried at $66,007,275 were pledged or set aside to secure public deposits and for other purposes as required by law.

     At December 31, 2000, Obligations of States and Political Subdivisions included securities carried at $541,589 that were more than ninety days past due on their interest payments. These securities are in nonaccrual status.

     The Bank elected early adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", effective April 1, 1999. The provisions of SFAS 133 required the Bank to recognize all derivative instruments as assets or liabilities in its statement of condition and to report them at their fair value. The provisions of SFAS 133 also allowed the Bank to reclassify securities that were classified as Held to Maturity to Available for Sale or Trading. Upon adoption of SFAS 133, the Bank reclassified certain Held to Maturity Obligations of States and Political Subdivisions as Available for Sale Obligations of States and Political Subdivisions. The value of the securities reclassified on April 1, 1999 was $7,990,185.


(5)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
     Certain of the Bank's assets and liabilities which are financial instruments have fair values which differ from their carrying values in the accompanying consolidated statements of condition. These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below. The fair values of all financial instruments not discussed below are estimated to be equal to their carrying values as of December 31, 2000 and 1999.

     INVESTMENT SECURITIES
     Fair value for the Bank's investment securities was determined using the market value at December 31, 2000 and 1999. These Estimated Market Values are disclosed in Note 4.

     LOANS, NET
     The fair value of all loans is estimated by discounting the future cash flows associated with the loans, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair value of loans at December 31, 2000, net of the allowance for loan losses, is $796,811,809, compared to the carrying value of $801,522,817. The estimated fair value of loans at December 31, 1999, net of the allowance for loan losses, was $686,716,607, compared to the carrying value of $693,481,905.

     OTHER TIME DEPOSITS
     The fair value of other time deposits, consisting of fixed maturity certificates of deposit, is estimated by discounting the related cash flows using the rates currently offered for deposits of similar remaining maturities. The estimated fair value of other time deposits at December 31, 2000 is $466,499,557, compared to the carrying value of $468,128,395. The estimated fair value of other time deposits at December 31, 1999 was $428,520,407, compared to the carrying value of $430,066,684.

     FEDERAL HOME LOAN BANK ADVANCES
     The fair value of Federal Home Loan Bank advances is estimated by discounting the related cash flows using the rates at which the Bank would be able to obtain replacement advances for the remaining maturities. The estimated fair value of Federal Home Loan Bank advances at December 31, 2000 is $224,268,617, compared to the carrying value of $225,000,000. The estimated fair value of Federal Home Loan Bank advances at December 31, 1999 was $123,587,003, compared to the carrying value of $125,000,000.

     OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
     The fair values of commitments to extend credit and standby letters of credit and financial guarantees written are estimated using the fees currently charged to engage into similar agreements. The fair values of these instruments are not significant.

(6)  FEDERAL INCOME TAXES
     Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The Corporation and the Bank file a consolidated Federal income tax return.


     The provision for Federal income taxes consists of the following:

                                                                 2000                     1999                       1998
- ------------------------------------------------------------------------------------------------------------------------------
Federal income taxes currently payable (refundable)         $     8,332,184          $     (340,438)         $     8,167,610
Provision (credit) for deferred taxes on:
     Book (over) under tax loan loss provision                     (245,000)                420,000                 (315,000)
     Accretion of bond discount                                     164,000                  65,000                  (27,000)
     Net deferred loan origination fees                            (125,000)                (16,000)                  (1,000)
     Write down of other real estate                                    -                       -                    105,000
     Nonaccrual loan interest income                               (387,000)               (196,000)                     -
     Accrued postretirement benefits                                (42,000)                (44,000)                 (42,000)
     Tax under book depreciation                                   (305,000)                (93,000)                 (54,000)
     Alternative minimum tax                                        665,000                (665,000)                     -
     Deferred compensation                                              -                 6,074,000               (2,526,000)
     Other                                                          (26,000)                  2,800                   (5,800)
- ------------------------------------------------------------------------------------------------------------------------------
                                                            $     8,031,184          $    5,207,362           $    5,301,810
- ------------------------------------------------------------------------------------------------------------------------------

     The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as follows:

                                                       2000                 1999                   1998
- -------------------------------------------------------------------------------------------------------------
        Statutory rate                                   35.0 %               35.0   %               35.0   %
        Michigan municipal interest income               (2.9)                (4.8)                  (4.4)
        Non-Michigan municipal interest income           (4.4)                (6.4)                  (6.2)
        Other                                            (0.2)                (0.4)                  (0.2)
- -------------------------------------------------------------------------------------------------------------
        Effective tax rate                               27.5 %               23.4   %               24.2   %
- -------------------------------------------------------------------------------------------------------------

     The components of the net deferred Federal income tax asset (included in Interest Receivable and Other Assets on the accompanying consolidated statements of condition) at December 31 are as follows:

                                                                           2000                      1999
- -------------------------------------------------------------------------------------------------------------
 Deferred Federal income tax assets:
      Allowance for loan losses                                         $  3,710,000            $   3,465,000
      Net deferred loan origination fees                                     644,000                  519,000
      Bank premises and equipment basis differences                          797,000                  492,000
      Nonaccrual loan interest income                                        583,000                  196,000
      Net unrealized losses on securities available for sale               1,954,000                  736,000
      Accrued postretirement benefits                                        334,000                  292,000
      Alternative minimum tax                                                    -                    665,000
      Other                                                                   59,000                   33,000
- -------------------------------------------------------------------------------------------------------------
                                                                        $  8,081,000            $   6,398,000
 Deferred Federal income tax liabilities:
      Accretion of bond discount                                        $   (373,000)           $    (209,000)
- -------------------------------------------------------------------------------------------------------------
                                                                        $   (373,000)           $    (209,000)
- -------------------------------------------------------------------------------------------------------------
 Net deferred Federal income tax asset                                  $  7,708,000            $   6,189,000
- -------------------------------------------------------------------------------------------------------------

(7)  RESTRICTIONS ON CASH AND DUE FROM BANKS
     The Bank is required by regulatory agencies to maintain legal reserve requirements based on the level of balances in deposit categories. Cash balances restricted from usage due to these requirements were $12,698,000 and $12,938,000 at December 31, 2000 and 1999, respectively.


(8)  STOCKHOLDERS' EQUITY
     On December 21, 2000, the Corporation's Board of Directors authorized the repurchase of up to 2 million shares of MBT Financial Corp. common stock during the two-year period beginning January 2, 2001.

     On July 1, 2000, the Bank merged with Monroe Interim Bank, becoming a wholly owned subsidiary of the Corporation. The Corporation has 30,000,000 common shares authorized, with no par value. As of December 31, 2000, 20,000,000 were issued and outstanding.

     On February 29, 2000, the Bank redeemed its preferred stock. Preferred stock consisted of 2,000 shares of $100 par value, non-voting, cumulative preferred stock. The preferred stock was redeemed at its par value, plus accrued dividends.

     On April 2, 1998, the Bank's Board of Directors approved the transfer of $31,250,000 to capital surplus fom undivided profits.


(9)  RETIREMENT PLANS
     In 2000, the Bank implemented a retirement plan that includes both a money purchase pension plan, as well as a voluntary profit sharing 401(k) plan for all employees who meet certain age and length of service eligibility requirements. The Bank contributes an amount equal to four percent of the employee's base salary to all eligible employees of the money purchase plan. For the 401(k) plan, an employee may contribute up to ten percent of his or her base salary, with the Bank matching the contribution up to the first six percent of the employee's annual contribution. Depending on the Bank's profitability, an additional profit sharing contribution may be made by the Bank to the 401(k) plan. The total retirement plan expense was $799,870 for the year ended December 31, 2000. This included a three percent profit sharing contribution for the year.

     In 1999 and 1998 the Bank had a profit sharing plan for all employees who met certain age and length of service eligibility requirements. An employee could contribute a minimum of six percent, but not more than ten percent of annual base salary, while the Bank`s contribution was fifteen percent of the employee's annual base salary. The expense attributable to the Bank's profit sharing plan was $609,142 in 1999 and $585,470 in 1998.

     Through October 14, 1998, the Bank maintained a deferred compensation plan for certain key officers under which the officers could defer a portion of their compensation in exchange for certain phantom stock rights. The value of the rights exchanged was equal to the average trading price for the month prior to exchange. The phantom stock rights entitled the holder to receive the benefit of all cash dividends on the common stock as well as the appreciation of that stock. The plan was terminated in October, 1998 upon approval of the Board of Directors. The expense related to the plan was approximately $7,234,000 in 1998. The total liability relating to the plan as of termination was approximately $17,356,000, which was distributed in the first quarter of 1999.

     The Bank has a postretirement benefit plan that generally provides for the continuation of medical benefits for all employees who retire from the Bank at age 55 or older, upon meeting certain length of service eligibility requirements. The Bank does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. The amount of benefits paid under the postretirement benefit plan was $64,417 in 2000, $58,826 in 1999, and $42,222 in 1998.

     A reconciliation of the accumulated postretirement benefit obligation ("APBO") to the amounts recorded in the consolidated statements of condition at December 31 is as follows:

                                                                           2000                      1999
- -------------------------------------------------------------------------------------------------------------
 APBO                                                                 $   1,426,448           $    1,282,700
 Unrecognized net transition obligation                                    (643,085)                (696,675)
 Unrecognized prior service costs                                           (51,574)                 (55,408)
 Unrecognized net gain                                                      214,373                  302,273
- -------------------------------------------------------------------------------------------------------------
 Liability recorded in the consolidated statements of condition       $     946,162           $      832,890
- -------------------------------------------------------------------------------------------------------------

     The changes recorded in the accumulated postretirement benefit obligation were as follows:

                                                         2000                1999
     --------------------------------------------------------------------------------
     APBO at beginning of year                        $ 1,282,700        $ 1,363,873
     Service cost                                          38,952             40,722
     Interest cost                                         99,307             89,085
     Unrecognized prior service costs                        --               55,408
     Actuarial (gain) loss                                 69,906           (207,562)
     Benefits paid during year                            (64,417)           (58,826)
     --------------------------------------------------------------------------------
     APBO at end of year                              $ 1,426,448        $ 1,282,700
     ================================================================================

     Components of the Bank's postretirement benefit expense were as follows:

                                                      2000        1999        1998
     --------------------------------------------------------------------------------
     Service cost                                  $  38,952    $ 40,722   $  35,204
     Interest cost                                    99,307      89,085      82,601
     Amortization of transition obligation            53,590      53,590      53,590
     Prior service costs                               3,834        --          --
     Amortization of gains                           (17,994)       --        (9,796)
     --------------------------------------------------------------------------------
     Net postretirement benefit expense            $ 177,689    $183,397   $ 161,599
     ================================================================================


     The APBO as of December 31, 2000 and 1999 was calculated using assumed discount rates of 7.50% and 7.75%, respectively. Health care costs were assumed to rise 6.70% in 2001, with the assumed rate of increase decreasing uniformly each year thereafter to a minimum of 5.50% in 2005 and thereafter. To illustrate the significance of these assumptions, a rise in the assumed rate of health care cost increases of 1.00% each year would change the APBO as of December 31, 2000 by 1.31%, or $18,739.


(10) DEPOSITS

     Interest expense on time certificates of deposit of $100,000 or more in the year 2000 amounted to $14,421,190, as compared with $12,411,822 in 1999 and $11,071,564 in 1998. At December 31, 2000, the balance of time certificates of deposit of $100,000 or more was $221,421,310, as compared with $206,890,777 at December 31, 1999.


(11) REGULATORY CAPITAL REQUIREMENTS

     The Corporation and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the accompanying tables) of Total and Tier I capital to risk weighted assets, and of Tier I capital to average assets.

     As of December 31, 2000, the Corporation's capital ratios exceeded the required minimums to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation must maintain minimum Total risk based, Tier I risk based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since

     December 31, 2000 that Management believes have changed the Corporation's category. Management believes, as of December 31, 2000, that the Corporation meets all capital adequacy requirements to which it is subject.

     The Corporation's actual capital amounts and ratios are also presented in the tables.


                                                             AS OF DECEMBER 31, 2000

                                                                                                  TO BE WELL
                                                                                               CAPITALIZED UNDER
                                                                    FOR CAPITAL                PROMPT CORRECTIVE
                                           ACTUAL                ADEQUACY PURPOSES             ACTION PROVISIONS
                                     AMOUNT       RATIO         AMOUNT        RATIO          AMOUNT          RATIO
- -------------------------------------------------------------------------------------------------------------------
Total Capital
    (to Risk Weighted Assets)       $164,730      16.4%       > $80,377       > 8.0%       > $100,472       > 10.0%
                                                              -               -            -                -
Tier I Capital
    (to Risk Weighted Assets)       $154,118      15.3%       > $40,189       > 4.0%       > $ 60,283       >  6.0%
                                                              -               -            -                -
Tier I Capital
    (to Average Assets)             $154,118      11.6%       > $52,957       > 4.0%       > $ 66,197       >  5.0%
                                                              -               -            -                -


                                                             AS OF DECEMBER 31, 1999

                                                                                                  TO BE WELL
                                                                                               CAPITALIZED UNDER
                                                                    FOR CAPITAL                PROMPT CORRECTIVE
                                           ACTUAL                ADEQUACY PURPOSES             ACTION PROVISIONS
                                     AMOUNT       RATIO         AMOUNT        RATIO          AMOUNT          RATIO
- -------------------------------------------------------------------------------------------------------------------
Total Capital
    (to Risk Weighted Assets)       $150,388      17.6%       > $68,236       > 8.0%       > $ 85,295       > 10.0%
                                                              -               -            -                -
Tier I Capital
    (to Risk Weighted Assets)       $140,288      16.4%       > $34,118       > 4.0%       > $ 51,177       >  6.0%
                                                              -               -            -                -
Tier I Capital
    (to Average Assets)             $140,288      12.0%       > $46,821       > 4.0%       > $ 58,526       >  5.0%
                                                              -               -            -                -

(12) EARNINGS PER SHARE

     The calculation of net income per common share for the years ended December 31 is as follows:

                                                                              2000                   1999                   1998
- ------------------------------------------------------------------------------------------------------------------------------------
BASIC
     Net income                                                            $21,173,523            $17,069,332            $16,560,659
     Less preferred dividends                                                    5,200                  9,000                  9,000
- ------------------------------------------------------------------------------------------------------------------------------------
     Net income applicable to common stock                                 $21,168,323            $17,060,332            $16,551,659
- ------------------------------------------------------------------------------------------------------------------------------------
     Average common shares outstanding                                      20,000,000             20,000,000             20,000,000
- ------------------------------------------------------------------------------------------------------------------------------------
     Net income per common share - basic                                   $      1.06            $      0.85            $      0.83
====================================================================================================================================

                                                                              2000                   1999                   1998
- ------------------------------------------------------------------------------------------------------------------------------------
DILUTED
  Net income                                                                 $21,173,523           $17,069,332           $16,560,659
  Less preferred dividends                                                         5,200                 9,000                 9,000
- ------------------------------------------------------------------------------------------------------------------------------------
  Net income applicable to common stock                                      $21,168,323           $17,060,332           $16,551,659
- ------------------------------------------------------------------------------------------------------------------------------------
  Average common shares outstanding                                           20,000,000            20,000,000            20,000,000
  Stock option adjustment                                                           --                    --                    --
- ------------------------------------------------------------------------------------------------------------------------------------
  Average common shares outstanding - diluted                                 20,000,000            20,000,000            20,000,000
- ------------------------------------------------------------------------------------------------------------------------------------
  Net income per common share - diluted                                      $      1.06           $      0.85           $      0.83
====================================================================================================================================


     On July 1, 2000, the Corporation issued options for 126,600 shares of its common stock to certain key executives of the Bank in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000. The options were granted at the price of $18.125, which was the fair market value of the Corporation's common stock on the date the options were granted. The average market value of the stock during 2000 was $16.81. The options granted as of December 31, 2000 have an anti-dilutive effect on the calculation of earnings per share, and therefore have not been included.


(13) STOCK-BASED COMPENSATION PLAN

     The Long-Term Incentive Compensation Plan approved by shareholders at the April 6, 2000 Annual Meeting of Shareholders of Monroe Bank & Trust authorized the Board of Directors to grant nonqualified stock options to key employees of the Bank. Such grants may be made until January 2, 2010 for up to 1,000,000 shares of the Corporation's common stock. The amount that may be awarded to any one individual is limited to 100,000 shares in any one calendar year.

     Stock options granted under the plan have exercise prices equal to the fair market value at the date of grant. Options granted under the plan may be exercised for a period of no more than ten years from the date of grant. One-third of the options granted in 2000 vest annually, beginning December 31, 2000.

     The Corporation applies the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock plans as allowed under SFAS Statement No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the stock options granted in 2000 been determined consistent with the fair value method of SFAS No. 123, pro forma net income for the year ended December 31, 2000 would have been $21,082,289, basic earnings per share would have been $1.05, and diluted earnings per share would have been $1.05, compared to the reported net income of $21,173,523, basic earnings per share of $1.06, and diluted earnings per share of $1.06.

     During the year ended December 31, 2000, options were granted for 126,600 shares with an exercise price of $18.125. No options were exercised, cancelled, or lapsed, leaving options on 126,600 shares outstanding at an exercise price of $18.125 as of December 31, 2000. Of the options outstanding, 42,203 were exercisable on December 31, 2000 at a price of $18.125.

(14) PARENT COMPANY

     Condensed parent company financial statements, which include transactions with the subsidiary are as follows:



     BALANCE SHEET

                                                                    DECEMBER 31,
                                                                        2000
     ---------------------------------------------------------------------------
     ASSETS
     Cash and due from banks                                        $  2,252,108
     Investment in subsidiary bank                                   150,830,855
     ---------------------------------------------------------------------------
             Total assets                                           $153,082,963
     ===========================================================================
     LIABILITIES
     Dividends payable and other liabilities                        $  2,128,000
     ---------------------------------------------------------------------------
             Total liabilities                                      $  2,128,000
     ---------------------------------------------------------------------------

     STOCKHOLDERS' EQUITY
             Total stockholders' equity                             $150,954,963
     ---------------------------------------------------------------------------
             Total liabilities and stockholders' equity             $153,082,963
     ===========================================================================



     STATEMENT OF INCOME


                                                                    Year Ended
                                                                   December 31,
                                                                       2000
     ---------------------------------------------------------------------------
     INCOME
     Dividends from subsidiary bank                                $  8,455,200
     ---------------------------------------------------------------------------
                  Total income                                     $  8,455,200
     ---------------------------------------------------------------------------
     EXPENSE
     Interest on other borrowed funds                              $      3,900
     Other expense                                                      193,992
     ---------------------------------------------------------------------------
                  Total expense                                    $    197,892
     ---------------------------------------------------------------------------
     Income before tax and equity in undistributed
          net income of subsidiary bank                            $  8,257,308
     Income tax benefit                                                 (72,000)
     ---------------------------------------------------------------------------
     Income before equity in undistributed
          net income of subsidiary bank                            $  8,329,308
     Equity in undistributed net income
          of subsidiary bank                                         12,844,215
     ---------------------------------------------------------------------------
     NET INCOME                                                    $ 21,173,523
     ===========================================================================

     STATEMENT OF CASH FLOWS


                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                        2000
     ---------------------------------------------------------------------------
     CASH FLOWS PROVIDED BY (USED FOR)
     OPERATING ACTIVITIES:
     Net income                                                    $ 21,173,523
     Equity in undistributed net income of subsidiary bank          (12,844,215)
     Net decrease in other liabilities                                 (872,000)
     Net decrease in other assets                                     3,000,000
     ---------------------------------------------------------------------------
         Net cash provided by operating activities                 $ 10,457,308
     ---------------------------------------------------------------------------

     CASH FLOWS PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES:
     Proceeds from short-term borrowings                           $    150,000
     Repayments of short-term borrowings                               (150,000)
     Dividends paid                                                  (8,205,200)
     ---------------------------------------------------------------------------
         Net cash used for financing activities                    $ (8,205,200)
     ---------------------------------------------------------------------------

     NET INCREASE IN CASH
     AND CASH EQUIVALENTS                                          $  2,252,108

     CASH AND CASH EQUIVALENTS
     AT BEGINNING OF YEAR                                                  --
     ---------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AT END OF YEAR                      $  2,252,108
     ===========================================================================



     Under current regulations, the Bank is limited in the amount it may loan to the Corporation. Loans to the Corporation may not exceed ten percent of the Bank's capital stock, surplus, and undivided profits plus the allowance for loan losses. Loans from the Bank to the Corporation are required to be collateralized.

     Federal and state banking laws and regulations place certain restrictions on the amount of dividends a bank may make to its parent company. The Bank can pay dividends of $23,504,547 in 2001, in addition to its 2001 net income, without regulatory approval.



(15) INTEREST RECEIVABLE AND OTHER ASSETS

     The Bank includes the cash surrender value of Bank Owned Life Insurance
     (BOLI) in Interest Receivable and Other Assets on the accompanying consolidated statements of condition. The cash surrender value of the BOLI was $14,222,346 at December 31, 2000. The following is a description of the components of the BOLI.

     DIRECTOR SPLIT-DOLLAR LIFE INSURANCE

     On December 21, 2000, the Bank entered into director split-dollar life insurance agreements with each of its ten directors. Under the split-dollar agreement, the policy's interests are divided between the Bank and the director. The Bank owns the cash surrender value, including the accumulated policy earnings, with each director's beneficiaries receiving a fixed amount that is based on his or her years of director service and the Bank receiving the remainder of the death benefits. The Bank fully paid the premiums for these ten policies with one lump sum premium payment in the amount of $4,937,000.

     The increase in cash surrender value is recorded as "other non-interest income." The Bank expects to recover in full the cash value from the Bank's portion of the policies' death benefits. The directors' death benefits are $500,000 for director service of less than 3 years, $600,000 for service up to 5 years, $750,000 for service up to 10 years, and $1,000,000 for director service of 10 years or more.

     SALARY CONTINUATION AGREEMENT AND LIFE INSURANCE POLICY

     The Bank entered into a Salary Continuation Agreement with Ronald D. LaBeau, President and Chief Executive Officer of the Bank on December 27, 2000. This agreement provides that the Bank will pay an annual salary continuation benefit of $139,600 to Mr. LaBeau or his designated beneficiaries for 10 years after his retirement on or after reaching the normal retirement age of 65.

     At the same time it entered into the Salary Continuation Agreement with Mr. LaBeau, the Bank purchased an insurance policy on Mr. LaBeau's life, with a single premium payment of $5,880,000. The Bank expects to recover in full the premium paid by it from the Bank's portion of the policy's death benefits. If Mr. LaBeau dies before age 65 while in active service to the Bank, his beneficiaries will receive life insurance proceeds of $958,837. If he dies after retirement, his beneficiaries will receive any payments to which Mr. LaBeau would have been entitled under the Salary Continuation Agreement, but none of the life insurance proceeds.

     The contractual entitlements under the Salary Continuation Agreement are not funded. These contractual entitlements remain contractual liabilities of Monroe Bank & Trust, payable upon Mr. LaBeau's termination of employment. The life insurance policy is in addition to the split-dollar insurance policy purchased by the Bank on Mr. LaBeau's life for his service as a director, discussed previously, and the split-dollar insurance policy discussed in "Executive Group Term Carve Out Split-Dollar Life Insurance Agreements" below.

     EXECUTIVE GROUP TERM CARVE OUT SPLIT-DOLLAR LIFE INSURANCE AGREEMENTS

     In addition to insurance policies on the lives of the directors and the President and Chief Executive Officer of the Bank, the Bank owns life insurance on the lives of several executives, for which the Bank made a single premium payment of $3,213,421 in the aggregate. The Bank and the executives share rights to death benefits payable under the policies. An executive's beneficiaries are entitled to an amount equal to two times the executive's current annual salary, less $50,000 if he or she dies before retirement, or equal to his or her annual salary at the time of termination of employment if he or she dies after retirement. The Bank will receive the remainder of the death benefits. The Bank expects to recover in full the premium paid by it from the Bank's portion of the policy's death benefits or upon the cancellation or purchase of the policies by the executives. The executives also have life insurance benefits under the Bank's group term life insurance program for all employees, which pays benefits up to $50,000 to the executive's beneficiaries if he or she dies while employed by the Bank.

(16) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of condition.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for its other lending activities.

     Financial instruments whose contractual amounts represent off-balance sheet credit risk at December 31 were as follows:


                                                                          CONTRACTUAL
                                                                             AMOUNT
                                                                         (IN THOUSANDS)
                                                                     2000             1999
     ---------------------------------------------------------------------------------------
     Commitments to extend credit:
          Unused portion of commercial lines of credit             $110,558          $74,230
          Unused portion of credit card lines of credit              31,217           29,115
          Unused portion of home equity lines of credit              12,887           11,985
     Standby letters of credit and financial guarantees written      16,942           11,834




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

     Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and other business transactions. Approximately $13,564,000 of the letters of credit expires in 2001, with $3,364,000 extending for two to five years, and $14,000 which have no specified expiration date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

                                    PART III

           Item 10. Directors and Executive Officers of the Registrant

                           DIRECTORS OF THE REGISTRANT


                                                        PRINCIPAL OCCUPATION, 12/31/00,                       DIRECTOR,
                                                               (PREVIOUS 5 YEARS)                           MONROE BANK &
              NAME (AGE)                                        & DIRECTORSHIPS                              TRUST, SINCE
              ----------                                        ---------------                              ------------
Connie S. Cape (50)                     Health Care Consultant (2000 - present); Vice President                  2000
                                        Finance/Chief Financial Officer, Mercy Memorial Hospital (1996
                                        - 2000)

Ronald J. Gruber (61)                   President, MMB Group, Inc., a venture capital company (1998 -            1995
                                        present); Chief Executive Officer & Managing Director,
                                        Brandenburg Securities, Ltd., an investment banking firm (1996
                                        - 1997)

Thomas M. Huner (51)                    President, Thomas M. Huner Builders, a home building company             2000

Gerald L. Kiser (54)                    President and Chief Operating Officer (1997- present), Executive         2000
                                        Vice President and Chief Operating Officer (1997), Vice
                                        President - Operations (1996-1997), Vice President of
                                        Engineering & Development (1996), La-Z-Boy Inc., a furniture manufacturer; Director, La-Z-Boy Inc.

Ronald D. LaBeau (57)                   President and Chief Executive Officer (1999 - present),                  1998
                                        Executive Vice President & Senior Loan Officer (1998), Vice
                                        President, Loans & Business Development (1996-1997), Monroe
                                        Bank & Trust

Rocque E. Lipford (62)                  Attorney and Partner, Miller, Canfield, Paddock and Stone,               1981
                                        P.L.C.; Director, La-Z-Boy Inc.

William D. McIntyre, Jr. (65)           President & Chief Executive Officer, Allegra Network, LLC, a             1971
                                        franchisor of printing businesses (2000 - present); President &
                                        Chief Executive Officer, American Speedy Printing Centers,
                                        Inc., a printing shop franchisor (1996 - 2000)

Michael J. Miller (52)                  Chief Executive Officer, Floral City Beverage, a beer wholesaler         2000

Richard A. Sieb (69)                    President, Sieb Plumbing & Heating Inc. and President, Nortel            1993
                                        Inc., a recreational bowling establishment

Philip P. Swy (47)                      President, Michigan Tube Swagers & Fabricators, Inc., a                  1997
                                        hospitality table and chair manufacturer and marketer





                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                       AGE               POSITION
- ---------------------------------          ---               -------------------------------------------------

Ronald D. LaBeau                            57                President
Thomas J. Bruck                             55                Secretary
Eugene D. Greutman                          52                Treasurer

The executive officers of the registrant are all executive officers of the subsidiary bank and are not compensated by the registrant.

                         EXECUTIVE OFFICERS OF THE BANK


NAME                                       AGE               POSITION
- ---------------------------------          ---               -------------------------------------------------
Ronald D. LaBeau                            57                President & Chief Executive Officer
Thomas J. Bruck                             55                Executive Vice President & Cashier
James E. Morr                               54                Executive Vice President, Senior Trust
                                                              Officer & General Counsel
Eugene D. Greutman                          52                Senior Vice President Finance
Herbert J. Lock                             54                Senior Vice President & Investment Officer

There is no family relationship between any of the Directors or Executive Officers of the registrant and there is no arrangement or understandings between any of the Directors or Executive Officers and any other person pursuant to which he was selected a Director or Executive Officer nor with any respect to the term which each will serve in the capacities stated previously.

The Executive Officers of the Bank are elected to serve for a term of one year at the Board of Directors Annual Organizational Meeting, held in April.

Ronald D. LaBeau was President & Chief Executive Officer in 2000 and 1999, Executive Vice President and Senior Loan Officer in 1998 and Vice President, Loans and Business Development in 1997 and 1996. Thomas J. Bruck was Executive Vice President and Cashier in 2000, 1999, and 1998, and Senior Vice President and Cashier in 1997 and 1996. James E. Morr was Executive Vice President, Senior Trust Officer and General Counsel in 2000, 1999, and 1998, and Senior Vice President, Trust Officer and Legal Counsel in 1997 and 1996. Eugene D. Greutman was Senior Vice President Finance in 2000, and Senior Vice President and Controller in 1999, 1998, 1997, and 1996. Herbert J. Lock was Senior Vice President and Investment Officer in 2000 and 1999 and Vice President, Investment and Trust Officer in 1998, 1997, and 1996.

                         Item 11. Executive Compensation

                              DIRECTOR COMPENSATION

MEETINGS OF THE BOARD OF DIRECTORS. The Board of Directors of Monroe Bank & Trust has twelve monthly meetings, an additional organizational meeting in April each year, and other special meetings as required. As of December 31, 2000, Directors other than Mr. LaBeau were paid $750 for each meeting that they attended and a quarterly retainer fee of $1,500. In addition, the members of the following board committees receive the compensation indicated for each meeting attended: Audit Committee, $500 per meeting attended; Compensation Committee, $250 for each meeting attended; Nominating/Governance Committee, $250 per meeting attended; Trust Committee, $500 for each meeting attended; and Loan Review Committee, $500 for each meeting attended. As an employee, Mr. LaBeau does not receive any compensation for his service as a director.

DIRECTOR SPLIT-DOLLAR LIFE INSURANCE AGREEMENTS. In December 2000, Monroe Bank & Trust entered into director split-dollar life insurance agreements with each of its 10 directors. Under the split-dollar agreement, the policy interests are divided between the bank and the director. The bank owns the cash surrender value, including the accumulated policy earnings, with each director's beneficiaries receiving a fixed amount that is based on his or her years of director service and the bank receiving the remainder of the death benefits. The bank fully paid the premiums for these ten policies with one lump sum premium payment in the aggregate of $4,937,000. The bank determined that a lump sum premium is the most financially advantageous way to secure coverage because the premium paid is not an expense and the initial cash surrender value equals the premiums paid. Like any whole life insurance policy, the bank-owned life insurance policy contract has a cash surrender value that increases over time. The bank expects to recover in full premiums paid by it and the earnings credited to the cash value from the bank's portion of the policies' death benefits. The directors' death benefits are $500,000 for director service of less than 3 years, $600,000 for service up to 5 years, $750,000 for service up to 10 years, and $1,000,000 for director service of 10 years or more.

The director's split-dollar death benefit will be paid directly by the insurance company to the named beneficiary, so the bank has no benefit obligation to the director. Because it is the intention of the bank to hold the bank-owned life insurance until the death of the insureds, the increase of cash surrender value should be tax-free income under current tax law. This compares to the taxable gain that the bank would recognize for assets in traditional taxable investments such as U.S. Treasury or agency securities. The collection of death benefits on the policies, which is likewise currently tax free under current federal and state income taxation, is expected to further enhance the bank's return.

The Board believes that the bank-owned life insurance used to fund the director split-dollar plan, the salary continuation agreement for the benefit of the chief executive officer, and the group term carve-out insurance program established for executive officers allows the bank to cost effectively implement compensation programs that serve the vital purpose of attracting, retaining and rewarding valued director and executive officer service.

LONG-TERM INCENTIVE COMPENSATION PLAN. Directors are eligible to receive grants of stock options, stock awards and restricted stock under the terms of the Long-Term Incentive Compensation Plan. For 2001, each non-employee director was given the opportunity to exchange all or a portion of his or her quarterly cash retainer for the year for an award of an option to purchase MBT stock under the Long-Term Incentive Compensation Plan, valued using the Black-Scholes stock option pricing model. Each non-employee director elected to receive stock options in place of quarterly cash retainer payments during 2001, with the exception of Mr. Swy, who elected to exchange eighty percent of his quarterly cash retainer payments for stock options. Accordingly, each non-employee director, with the exception of Mr.

Swy, has been awarded an option to purchase 1,572 common shares at a fair market value exercise price of $13.94 per share, which option vests on December 31, 2001 and has a term expiring January 2, 2011. Mr. Swy has been awarded an option to purchase 1,258 common shares on the same terms.

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE. The following table summarizes the compensation paid to or earned by the Chief Executive Officer and each of the Bank's four other most highly compensated Executive Officers during the last three fiscal years. This information includes compensation of management by Monroe Bank & Trust. On July 1, 2000, Monroe Bank & Trust was reorganized into a bank holding company structure, with MBT Financial Corp. as the bank holding company for Monroe Bank & Trust.

                           SUMMARY COMPENSATION TABLE

                                                                                                          LONG-TERM
                                                                      ANNUAL                             COMPENSATION
                                                                   COMPENSATION                             AWARDS
                                                                   ------------                             ------
                                                                                                          SECURITIES     ALL OTHER
                                                                                                          UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION                                     YEAR       SALARY ($)       BONUS ($)     OPTIONS (#)   ($) (A) (B)
- ---------------------------                                     ----       ----------       ---------     -----------   -----------
Ronald D. LaBeau .......................................        2000        $212,250        $226,564        35,000        $23,700
     President and Chief Executive Officer                      1999         198,962         136,651           0           21,429
                                                                1998          67,454          74,233           0           10,006

Thomas J. Bruck ........................................        2000        $ 88,000        $ 73,843        19,600        $11,440
     Executive Vice President and                               1999          75,500          74,252           0           11,325
     Cashier                                                    1998          75,285          82,855           0           11,293

James E. Morr ..........................................        2000        $ 88,000        $ 73,843        19,600        $11,440
     Executive Vice President, Senior                           1999          74,000          72,770           0           11,100
     Trust Officer and General Counsel                          1998          70,962          78,140           0           10,644


Eugene D. Greutman .....................................        2000        $ 85,000        $ 71,326        19,600        $11,050
     Senior Vice President Finance                              1999          72,800          71,637           0           10,920
                                                                1998          72,589          79,891           0           10,888

Herbert J. Lock ........................................        2000        $ 74,000        $ 53,224        17,400        $ 9,620
     Senior Vice President and Investment                       1999          62,400          51,157           0            9,360
     Officer                                                    1998          61,331          59,548           0            9,200


(A) The amounts shown in this column for the most recently completed fiscal year were derived from the following: (1) contributions by Monroe Bank & Trust to the Monroe Bank & Trust 401(k) Plan: Mr. LaBeau, $15,300; Mr. Bruck, $7,920; Mr. Morr, $7,920; Mr. Greutman, $7,650; and Mr. Lock, $6,660; and (2) contributions by Monroe Bank & Trust to the Money Purchase Pension Plan of Monroe Bank & Trust: Mr. LaBeau, $8,400; Mr. Bruck, $3,520; Mr. Morr, $3,520; Mr. Greutman, $3,400; and Mr. Lock, $2,960.


(B) In 2000 Monroe Bank & Trust purchased insurance policies on the lives of the named executive officers. Under the terms of the policies, the Bank is responsible for all of the premium costs but obtains a security interest in the insurance proceeds to ensure that the bank is reimbursed when proceeds become payable or when the policy is cancelled or purchased by the executive. Allocation of the proceeds is as follows: the Bank is first reimbursed for premiums paid; the executive then receives the benefits to which he is entitled; and the Bank receives the remainder, if any. The Bank made a single premium payment in the aggregate amount of $1,355,000 for the split dollar policies on the lives of the executive officers named in the Summary Compensation Table above. The insurance premium costs and estimated dollar value of the benefits these policies may represent to the named executive officers are not reflected in the Summary Compensation Table. The Bank has purchased two additional separate policies on Mr. LaBeau's life. See, "Director Compensation--Director Split-Dollar Life Insurance Agreements" and "Executive Compensation--Salary Continuation Agreement and Life Insurance Policy" and "Executive Compensation--Executive Group Term Carve-out Split Dollar Life Insurance Agreements." The insurance premium costs and estimated dollar value of the benefits these policies may represent to Mr. LaBeau are likewise not reflected in the Summary Compensation Table.

OPTION GRANTS TABLE. The following table presents information about stock options granted during 2000 to the five named executive officers.

                               OPTION GRANTS TABLE

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                         GRANT DATE VALUE
                                                                                         ----------------
                                   INDIVIDUAL GRANTS
- ---------------------------------------------------------------------------------------
                             NUMBER OF        PERCENT OF
                             SECURITIES     TOTAL OPTIONS
                             UNDERLYING       GRANTED TO     EXERCISE OR                     GRANT DATE
                              OPTIONS        EMPLOYEES IN        BASE       EXPIRATION   ----------------
                           GRANTED (#)(1)    FISCAL YEAR     PRICE($/SH)       DATE            PRESENT
          NAME             --------------   -------------    -----------    -----------       VALUE(2)
- -------------------------                                                                ----------------
Ronald D. LaBeau               35,000           27.6%          $18.125       6/30/10             $173,950

Thomas J. Bruck                19,600           15.5%          $18.125       6/30/10               97,412

James E. Morr                  19,600           15.5%          $18.125       6/30/10               97,412

Eugene D. Greutman             19,600           15.5%          $18.125       6/30/10               97,412

Herbert J. Lock                17.400           13.7%          $18.125       6/30/10               86,478

(1) All options are nonqualified stock options which vest ratably over a three-year period commencing December 31, 2000. All options have an exercise price equal to the fair market value on the date of grant. The terms of the Corporation's Long-Term Incentive Compensation Plan provide that all options become exercisable in full in the event of a change in control as defined in the Long-Term Incentive Compensation Plan, or the death or disability of the option holder.

(2) The option value was calculated to be $4.97 per share using the Black-Scholes stock option pricing model. In making this calculation, it was assumed that the average exercise period was seven years, the volatility rate was 18.6%, the risk-free rate of return was 6.1%, and the dividend yield was 2.0%.

OPTION EXERCISES AND YEAR-END VALUE TABLE. The following table presents information about stock options exercised during 2000 and unexercised stock options at December 31, 2000 for the five named executive officers.

                    OPTION EXERCISES AND YEAR-END VALUE TABLE

      AGGREGATED OPTION EXERCISES IN 2000 AND FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                                     OPTIONS            IN-THE-MONEY OPTIONS AT
                                                              DECEMBER 31, 2000(#)        DECEMBER 31, 2000($)
                                                            -------------------------  -------------------------
                               SHARES ACQUIRED     VALUE
            NAME                 ON EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
            ----                 -----------     --------   -------------------------  -------------------------
Ronald D. LaBeau                      0              0          11,667 / 23,333                  0 / 0
Thomas J. Bruck                       0              0           6,534 / 13,066                  0 / 0
James E. Morr                         0              0           6,534 / 13,066                  0 / 0
Eugene D. Greutman                    0              0           6,534 / 13,066                  0 / 0
Herbert J. Lock                       0              0           5,800 / 11,600                  0 / 0

LONG-TERM INCENTIVE COMPENSATION PLAN. MBT and its shareholders have adopted the Long-Term Incentive Compensation Plan. A total of 1,000,000 shares have been reserved for issuance under the Long-Term Incentive Compensation Plan, subject to adjustment if MBT's capitalization changes as a result of a stock split, stock dividend, recapitalization, merger or similar event. The plan provides for the award of stock options, stock or restricted stock to any MBT or Monroe Bank & Trust directors, officers, other key employees and consultants designated by a committee of MBT's Board consisting of outside directors, which administers the plan. The committee's authority includes the power to (a) determine who will receive awards under the plan, (b) establish the terms and conditions of awards and the schedule on which options become exercisable (or other awards vest), (c) determine the amount and form of awards, (d) interpret the plan and terms of awards, and (e) adopt rules for administration of the plan. The only awards made under the plan to date are awards of stock options.

Stock options awarded under the plan have terms of up to 10 years and may be nonqualified stock options, meaning stock options that do not qualify under
Section 422 of the Internal Revenue Code for the special tax treatment available for qualified, or "incentive," stock options. Nonqualified stock options may be granted to any eligible plan participant, but incentive stock options may be granted solely to employees of MBT or Monroe Bank & Trust. All stock option awards made to date are nonqualified stock options. The exercise price of incentive stock options may not be less than the fair market value of MBT's common stock on the date of grant, which under the terms of the plan means the average of the bid and asked prices or the fair market value determined by MBT's board if bid and asked prices are not available. The plan does not require that the exercise price of nonqualified stock options be at least equal to the fair market value on the grant date, but the exercise price of awards made to date is the fair market value on the date of grant.

An option holder whose service terminates generally has one year after termination within which he may exercise options, forfeiting any options not exercised by the end of one year from termination. An option holder whose service is terminated for cause forfeits all unexercised stock options.

SALARY CONTINUATION AGREEMENT AND LIFE INSURANCE POLICY. MBT and Monroe Bank & Trust entered into a Salary Continuation Agreement with Mr. LaBeau in December 2000, which provides that MBT and Monroe Bank & Trust will pay an annual salary continuation benefit of $139,600 to Mr. LaBeau or his designated beneficiaries for 10 years after his retirement on or after reaching the normal retirement age of 65.

For Mr. LaBeau's early retirement (before reaching age 65) or termination before his normal retirement age as a result of disability, the annual salary continuation benefit increases to $139,600 in the ninth year of the Salary Continuation Agreement (but is not actually payable until he reaches normal retirement age), as follows:

                                          ANNUAL BENEFIT
                                          PAYABLE AFTER
                                          REACHING AGE 65
                                          FOR EARLY
                                          RETIREMENT OR
                                          DISABILITY
 SALARY CONTINUATION                      OCCURRING ON OR
 AGREEMENT PLAN YEAR                      AFTER THE END OF
 ENDING DECEMBER 26,                      THE PLAN YEAR
 --------------------------           --------------------
2001.......................                 $20,893

2002.......................                  40,184

2003.......................                  57,997

2004.......................                  74,445

2005.......................                  89,632

2006.......................                 103,655

2007.......................                 116,604

2008.......................                 128,560

2009.......................                 139,600

At the same time it entered into the Salary Continuation Agreement with Mr. LaBeau, the bank purchased an insurance policy on Mr. LaBeau's life, with a single-premium payment of $5,880,000. The bank expects to recover in full the premium paid by it from the bank's portion of the policy's death benefits. If Mr. LaBeau dies before age 65 but in active service to the bank, his beneficiaries will receive life insurance proceeds of $958,837. If he dies after retirement, his beneficiaries will receive any payments to which Mr. LaBeau would have been entitled under the Salary Continuation Agreement, but none of the life insurance proceeds.

The bank purchased the insurance policy as an informal financing mechanism for the bank's Salary Continuation Agreement obligations arising out of Mr. LaBeau's death before retirement, as well as an investment to fund the bank's post-retirement payment obligations to Mr. LaBeau. Although the bank expects the policy on Mr. LaBeau's life to serve as a source of funds for death benefits payable under his Salary Continuation Agreement, Mr. LaBeau's contractual entitlements under the Salary Continuation Agreement are not funded. These contractual entitlements remain contractual liabilities of Monroe Bank & Trust, payable upon Mr. LaBeau's termination of employment. The life insurance policy is in addition to the split-dollar insurance policy purchased by the bank on Mr. LaBeau's life for his service as a director, discussed in "Director Compensation-Director Split-Dollar Life Insurance Agreements," and the split-dollar policy discussed in "Executive Compensation-- Executive Group Term Carve-out Split Dollar Life Insurance Agreements" below.

This informally funded life insurance program is not expected to result in any material cost to MBT Financial Corp. or Monroe Bank & Trust. As noted previously in the discussion of "Director Compensation-Director Split-Dollar Life Insurance Agreements," the bank-owned life insurance policy is expected to have an increasing cash surrender value over time. The $5,880,000 insurance premium is designed to earn sufficient income on the insurance policy's cash surrender value that will offset the after-tax expense of the accrual for the bank's supplemental executive retirement plan with Mr. LaBeau.

EXECUTIVE GROUP TERM CARVE-OUT SPLIT DOLLAR LIFE INSURANCE AGREEMENTS. Adequate life insurance coverage for other key executives is an essential component of the compensation necessary to retain and reward excellent executive officer service. In addition to insurance policies on the lives of directors and the President and Chief Executive Officer, Monroe Bank & Trust owns additional insurance on the lives of Messrs. LaBeau, Bruck, Morr, Greutman and Lock, for which the bank made a single premium payment of $1,355,000 in the aggregate. The bank and the executives share rights to death benefits payable under the policies. An executive's beneficiaries are entitled to an aggregate amount equal to (a) twice the executive's current annual salary at the time of death, less $50,000, if he dies before retirement, and (b) the executive's current annual salary at the time his employment terminated if he dies after retirement or if his employment shall have previously terminated due to disability. The bank will receive the remainder of death benefits. The bank expects to recover in full the premium paid by it from the bank's portion of the policy's death benefits or upon the cancellation or purchase of the policies by the executives. The executives also have life insurance benefits under the bank's group term life insurance program for all employees, a program paying benefits up to $50,000 to an executive's beneficiaries if he dies while employed by the bank.

The death benefit payable to the executive will be paid directly by the insurance company to the named beneficiary. As such, the bank has no benefit obligation to the participants in the executive group term carve-out split dollar life insurance plan. This bank-owned life insurance program is not expected to result in any material cost to MBT or the bank, and the bank-owned life insurance is expected to increase MBT's non-interest income in future operating periods. The executive group term carve-out split dollar life insurance plan was a replacement for the executives' participation in the bank's group term life insurance program (except for the non-taxable $50,000 group term life insurance death benefit). The executive group term carve-out split dollar life insurance plan provides comparable life insurance coverage to what the executives had under the bank's group term life insurance program for all employees, while reducing the annual increasing expense of group term life insurance and replacing it with an earning asset.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

OVERVIEW AND PHILOSOPHY. The Board of Directors of MBT Financial Corp. has established a Compensation Committee. The Compensation Committee is responsible for developing and making recommendations to the Board with respect to MBT Financial Corp.'s executive compensation policies. There are no interlocking relationships between any members of the Compensation Committee.

Pursuant to authority delegated by the Board, the Compensation Committee determines annually the compensation to be paid to the Chief Executive Officer and each other executive officer. The Compensation Committee also structures and monitors all contracts with executive officers which include the Salary Continuation Agreement with Mr. LaBeau and the split-dollar life insurance agreements. Compensation decisions with respect to executive officers are based upon the factors discussed below, rather than any obligation set forth in such contracts.

The Compensation Committee has available to it an outside compensation consultant, and has worked with the consultant to gather comparative compensation data from independent sources and to develop a strategy which links pay to performance.

The objectives of MBT's executive compensation program are to:

- -    Support the achievement of desired goals of MBT.
- - Provide compensation that will attract and retain superior talent and reward performance.
- - Align the executive officers' interests with those of shareholders by placing a significant portion of pay at risk with payout dependent upon corporate performance, both on a short-term and long-term basis.

The executive compensation program provides an overall level of compensation opportunity that is competitive within the banking industry. Actual compensation levels may be greater or less than average competitive levels in surveyed companies based upon annual and long-term MBT performance, as well as individual performance. The Compensation Committee uses its discretion to set executive compensation where, in its judgment, external, internal or an individual's circumstances warrant.

COMPENSATION MATTERS IN 2000. During 2000 the Compensation Committee increased the levels of base salary of the Chief Executive Officer and certain other Executive Officers. The increases in base salary were based upon an analysis of compensation levels for management performing similar functions at other banking companies of similar size and operations.

The Board of Directors also changed the measurement of the performance of the Corporation for the purpose of determining the annual cash bonuses to be paid to employees, including the Chief Executive Officer and other Executive Officers, from return on assets to net operating income for the year 2000. The Compensation Committee views net operating income as a better measure of annual performance of the Corporation for purposes of providing annual cash bonuses to the Chief Executive Officer, other Executive Officers and employees of the Corporation.

The Compensation Committee and the Board of Directors approved the Salary Continuation Agreement for the Chief Executive Officer and the Split-Dollar Life Insurance Policies for the Executive Officers that were implemented in 2000 to provide retirement income for the Chief Executive Officer and life insurance for the Executive Officers on a competitive basis as an important component of overall compensation.

EXECUTIVE OFFICER COMPENSATION PROGRAM. MBT's executive officer compensation program is comprised of base salary, annual cash incentive compensation, longer-term incentive compensation in the form of stock options and various benefits.

BASE SALARY. Base salary levels for MBT's executive officers are attempted to be set relative to companies in the banking industry of similar size and complexity of operations, as described above. In determining salaries, the Compensation Committee also takes into account individual experience and performance, MBT performance and specific issues particular to MBT.

ANNUAL INCENTIVE COMPENSATION. The Monroe Bank & Trust Annual Incentive Plan is MBT's annual incentive program for all employees, including Executive Officers. The purpose of the plan is to provide direct financial incentives in the form of an annual cash bonus to executives to achieve MBT's annual goals. For 2000, the Compensation Committee recommended and the Board of Directors selected net operating income as the measurement of the Corporation's performance, with threshold and target goals set for determining cash bonus opportunities for all employees, including Executive Officers. The amount distributed to each participant in the Annual Incentive Plan is based on his or her base salary and is weighted to reflect each participant's ability to affect the performance of the Corporation, with the Chief Executive Officer having the largest weighting. For net operating income in excess of the target goal set, each participant receives a ratable increase in his or her cash bonus. MBT exceeded its target goal for net operating income in 2000. The achievement of this corporate goal represented the entire cash bonus for each Executive Officer for 2000.

LONG-TERM INCENTIVES. Stock options awarded in 2000 under the Long-Term Incentive Compensation Plan constitute MBT's long-term incentive plan for executive officers. The objectives of the stock option awards are to align executive and shareholder long-term interests by creating a strong and direct link between executive pay and shareholder return, and to enable executives to develop and maintain a long-term stock ownership position in MBT's common shares.

The Long-Term Incentive Compensation Plan authorizes a committee of outside directors to award stock options and other stock compensation to key executives. Stock options awarded executive officers in 2000 were granted at an option price equal to the fair market value of MBT common shares on the date of grant, have ten-year terms and have exercise restrictions that lapse ratably over a three-year period. Awards are made at levels considered to be competitive within the banking industry. Significant stock option awards were made to the Executive Officers in 2000 to reflect the fact that they had not been given long-term incentive compensation prior to 2000.

BENEFITS. MBT provides medical benefits to its executive officers that are generally available to all fulltime MBT employees.

CHIEF EXECUTIVE OFFICER COMPENSATION. The base salary of Mr. LaBeau, MBT Financial Corp.'s President and Chief Executive Officer, was increased to $210,000, effective January, 2000, based upon the recommendation of an outside compensation consultant arising from its survey of other banking companies, as described above. Mr. LaBeau received a total of 35,000 stock options in 2000. These stock options were granted based upon the recommended range of stock options for the Chief Executive Officer contained in the compensation consultant's analysis, taking into account the consultant's survey of the practices of other banking companies, as described above. The Salary Continuation Agreement and split-dollar life insurance policies described above were provided to the Chief Executive Officer in 2000 in order to provide retirement and life insurance benefits on a competitive basis.

In respect to the limits on deductibility for federal income tax purposes of compensation paid an executive officer in excess of $1 million, MBT intends to strive to structure components of its executive compensation to achieve maximum deductibility, while at the same time considering the goals of its executive compensation philosophy.

MEMBERSHIP OF THE COMPENSATION COMMITTEE. MBT Financial Corp. directors serving on the Compensation Committee are named below:

         Richard A. Sieb, Chairman
         Gerald L. Kiser
         Ronald D. LaBeau
         William D. McIntyre, Jr.
         Michael J. Miller
         Philip P. Swy

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

Regulations of the Securities and Exchange Commission require the disclosure of any related party transactions with members of the Compensation Committee. During the past year, certain directors and officers, including members of the Compensation Committee, and one or more of their associates may have been customers of and had business transactions with Monroe Bank & Trust. All loans included in such transactions were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than normal risk of collectability or present other unfavorable features. It is expected that similar transactions will occur in the future. Although Mr. LaBeau served on the Compensation Committee, he did not participate in any discussions or decisions regarding his compensation.

                               PERFORMANCE GRAPHS

The following graph compares the change in value that an investor would have realized (assuming reinvestment of dividends) by investing $100 in MBT Financial Corp. common stock, the NASDAQ Composite index, and the NASDAQ Bank index on December 31, 1995.



                                    [GRAPH]

          NASDAQ    NASDAQ      MBT
           Bank   Composite Financial Corp.
- -------------------------------------------
1995      100.00    100.00    100.00
1996      126.16    122.71    118.74
1997      206.38    149.25    156.49
1998      182.09    208.40    338.10
1999      167.55    386.77    326.01
2000      192.14    234.81    207.70

The following graph shows Monroe Bank & Trust's Return on Assets (ROA) for the last five full years and the first nine months of 2000, annualized. The graph also includes the same information for Monroe Bank & Trust's peer group from the Uniform Bank Performance Report (UBPR). The UBPR is published by the Federal Financial Institutions Examination Council using data gathered from the Call Reports submitted by banks. The peer group for Monroe Bank & Trust for 1995 through 1997 includes all FDIC insured banks between $500 million and $1 billion in total assets. The peer group for Monroe Bank & Trust for 1998 through 2000 includes all FDIC insured banks between $1 billion and $3 billion in total assets.

                                    [GRAPH]

                   Monroe Bank     Peer
                   & Trust         Group**
                 1995     1.93%    1.25%
                 1996     1.92%    1.30%
                 1997     1.94%    1.29%
                 1998     1.64%    1.30%
                 1999     1.52%    1.35%
                2000*     1.67%    1.23%

                      ADDITIONAL INFORMATION ON MANAGEMENT

         Section 16 of the Securities Exchange Act of 1934 requires MBT Financial Corp.'s executive officers, directors and more than ten percent shareholders ("Insiders") to file with the Securities and Exchange Commission and MBT Financial Corp. reports of their ownership of MBT Financial Corp. securities. Based upon written representations and copies of reports furnished to MBT Financial Corp. by Insiders, all Section 16 reporting requirements applicable to Insiders during 2000 were satisfied on a timely basis, with the exception of one late report covering one transaction filed by Mr. Lock.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

         As of December 31, 2000, beneficial ownership in excess of five percent of the common stock is as follows:


       TITLE OF                  NAME & ADDRESS OF                 AMOUNT & NATURE                  PERCENT
        CLASS                    BENEFICIAL OWNER              OF BENEFICIAL OWNERSHIP             OF CLASS
      --------------    ----------------------------------     -------------------------       ---------------------
        Common          Monroe Bank & Trust                      6,795,918 shares(1)                 34.0%
                        102 East Front Street
                        Monroe, Michigan 48161

(1) These shares are held in various fiduciary capacities in the ordinary course of business under numerous trust relationships by Monroe Bank & Trust. As fiduciary, Monroe Bank & Trust has sole power to dispose of 5,726,634 of these shares, shared power to dispose of 1,069,284 of these shares, sole power to vote 5,726,634 of these shares, and shared power to vote 1,069,284 of these shares.

The following table reflects the numbers of common shares beneficially owned by all directors and nominees, the executive officers named in the Summary Compensation Table, and all directors and executive officers of Monroe Bank & Trust as a group as of December 31, 2000.

                                                 COMMON SHARES
       NAME OF BENEFICIAL OWNER                     OWNED (1)                      PERCENT OF CLASS
- -------------------------------               -----------------------            --------------------
Thomas J. Bruck                                     195,026(2)                            *
Connie S. Cape                                        5,100(3)                            *
Eugene D. Greutman                                   58,334(4)                            *
Ronald J. Gruber                                      8,900                               *
Thomas M. Huner                                      22,000(5)                            *
Gerald L. Kiser                                         0                                 *
Ronald D. LaBeau                                     61,191(6)                            *
Rocque E. Lipford                                    23,394(7)                            *
Herbert J. Lock                                      12,193(8)                            *
William D. McIntyre, Jr.                             68,256                               *
Michael J. Miller                                    16,318(9)                            *
James E. Morr                                        51,894(10)                           *
Richard A. Sieb                                      72,686(11)                           *
Philip P. Swy                                         4,000                               *

All Directors and Executive                         599,292                             3.0%
Officers as a Group
(14 in group)

* Ownership is less than 1% of the class.

     (1) Except as otherwise noted, none of the named individuals shares with another person either voting or investment power as to the shares reported.
     (2) Includes 165,878 shares subject to shared voting and investment power and 6,534 shares subject to options which are exercisable within sixty days of December 31, 2000.
     (3)  Includes 800 shares subject to shared voting and investment power.
     (4) Includes 51,800 shares subject to shared voting and investment power and 6,534 shares subject to options which are exercisable within sixty days of December 31, 2000.

     (5)  Includes 10,424 shares subject to shared voting and investment power.
     (6) Includes 10,806 shares subject to shared voting and investment power and 11,667 shares subject to options which are exercisable within sixty days of December 31, 2000.
     (7)  Includes 400 shares subject to shared voting and investment power.
     (8) Includes 950 shares subject to shared voting and investment power and 5,800 shares subject to options which are exercisable within sixty days of December 31, 2000.
     (9)  Includes 16,318 shares subject to shared voting and investment power.
     (10) Includes 4,256 shares subject to shared voting and investment power and 6,534 shares subject to options which are exercisable within sixty days of December 31, 2000.
     (11) Includes 55,490 shares subject to shared voting and investment power.


             Item 13. Certain Relationships and Related Transactions

               TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS


Directors and executive officers of MBT and their associates were customers of, or had transactions with, Monroe Bank & Trust in the ordinary course of business during 2000. We expect additional transactions to take place in the future. All outstanding loans to directors and executive officers and their associates, commitments and sales, purchases and placements of investment securities and other financial instruments included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral where applicable, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features. In addition, Mr. Lipford is a partner in the law firm of Miller, Canfield, Paddock and Stone, P.L.C., which provides legal services to MBT and Monroe Bank & Trust.

                                     Part IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                    Contents

Financial Statements

         Report of Independent Public Accountants - Page 17

         Consolidated Statements of Condition as of December 31, 2000
                  and 1999 - Page 18

         Consolidated Statements of Income for the Years Ended December 31,
                  2000, 1999, and 1998 - Page 19

         Consolidated Statements of Cash Flows for the Years Ended December 31,
                  2000, 1999, and 1998 - Pages 20 - 21

         Consolidated Statements of Changes in Stockholders' Equity for the
                  Years Ended December 31, 2000, 1999, and 1998 - Page 22

         Notes to Consolidated Financial Statements - Pages 23 - 36


Financial Statement Schedules

     (a) Securities - Page 53

     (b)  Loans and Lease Financing Receivables - Page 54

     (c)  Bank Premises and Equipment - Page 55

     (d)  Allowance for Loan Losses - Included in Notes to Financial Statements
          Note 3, Page 25



                               Reports on Form 8-K

MBT Financial Corp. filed the following report on Form 8-K during the last quarter of 2000:

         Date of Event Reported     Event Reported
         ----------------------     --------------
         December 22, 2000          Item 5 - Authorization of 2 million share
                                    repurchase plan


                                    Exhibits

The following exhibits are filed as a part of this report:

3.1      Restated Articles of Incorporation of MBT Financial Corp.
3.2      Bylaws of MBT Financial Corp.
10.1     MBT Financial Corp. Long-Term Incentive Compensation Plan
10.2     Monroe Bank & Trust Salary Continuation Agreement
10.3     Monroe Bank & Trust Split Dollar Life Insurance Agreement
10.4     Monroe Bank & Trust Group Term Carve Out Plan
21       Subsidiaries of the Registrant

                                   SCHEDULE I
                                   SECURITIES
                                 (000's omitted)

                                                                                        Held to Maturity
                                                              ----------------------------------------------------------------------
                                                                  December 31, 2000      December 31, 1999       December 31, 1998
                                                              -----------------------   --------------------   ---------------------
                                                                            Estimated              Estimated               Estimated
                                                               Amortized     Market     Amortized   Market     Amortized     Market
                                                                  Cost        Value       Cost      Value        Cost         Value
                                                              ----------    --------    --------    --------    --------    --------
U.S. Government agency and corporation
obligations (excluding mortgage-backed securities)..........  $  145,622    $143,456    $150,222    $141,004    $ 75,695    $ 75,843

Securities issued by states and political
subdivisions in the U.S.....................................     132,007     134,664     152,791     152,505     155,868     162,042

Pass-through mortgage-backed securities (MBS)...............         167         163         177         166         191         189

Other domestic securities (debt and equity).................      56,188      56,164       8,956       8,845      62,533      62,832
                                                              ----------    --------    --------    --------    --------    --------
Total.......................................................  $  333,984    $334,447    $312,146    $302,520    $294,287    $300,906
                                                              ==========    ========    ========    ========    ========    ========
Pledged securities..........................................  $   62,992    $ 63,181    $ 34,889    $ 33,497    $ 23,989    $ 25,385
                                                              ==========    ========    ========    ========    ========    ========

                                                                                      Available for Sale
                                                                --------------------------------------------------------------------
                                                                  December 31, 2000    December 31, 1999        December 31, 1998
                                                                ---------------------  -----------------        --------------------
                                                                            Estimated              Estimated               Estimated
                                                                Amortized     Market   Amortized     Market     Amortized    Market
                                                                   Cost       Value       Cost       Value         Cost      Value
                                                               ---------    --------    --------    --------    --------    --------
U.S. Government agency and corporation
obligations (excluding mortgage-backed securities)..........   $  11,999    $ 11,979    $ 32,951    $ 32,345    $ 36,440    $ 36,534

Securities issued by states and political
subdivisions in the U.S.....................................        NONE        NONE       6,984       7,157        NONE        NONE

Pass-through mortgage-backed securities (MBS)...............       1,127       1,212       1,137       1,137        NONE        NONE

Other domestic securities (debt and equity).................     110,879     105,230      98,467      96,794        NONE        NONE
                                                               ---------    --------    --------    --------    --------    --------
Total.......................................................   $ 124,005    $118,421    $139,539    $137,433    $ 36,440    $ 36,534
                                                               =========    ========    ========    ========    ========    ========
Pledged securities..........................................   $   2,998    $  3,015    $ 18,961    $ 18,906    $ 14,456    $ 14,543
                                                               =========    ========    ========    ========    ========    ========

                                   SCHEDULE II
                      LOANS AND LEASE FINANCING RECEIVABLES
                                 (000's omitted)

                                                                                                  December 31,
                                                                           ---------------------------------------------------------
                                                                           2000 Book    1999 Book  1998 Book  1997 Book    1996 Book
                                                                            Value (a)   Value (a)    Value (a)  Value (a)  Value (a)
                                                                            --------    --------    --------    --------    --------
Loans secured by real estate:
   Construction and land development....................................   $  36,146    $ 24,504    $ 27,100    $ 21,201    $ 12,593
   Secured by farmland (including farm residential
   and other improvements)..............................................       4,354       3,774       3,945       5,110       4,335
   Secured by 1-4 family residential properties.........................     275,299     214,358     202,926     209,934     175,732
   Secured by multifamily (5 or more) residential.......................       3,322       3,673       3,166       2,881       2,806
   Secured by nonfarm nonresidential....................................     227,024     190,588     182,348     158,549     139,753

Loans to finance agricultural production and other
loans to farmers........................................................       2,832       2,087       1,422       1,342       1,827

Commercial and industrial loans to U.S. addresses.......................     150,805     156,489     171,919     144,316     136,062

Loans to individuals for household, family, and other
personal expenditures (includes purchased paper):
   Credit cards and related plans.......................................       9,415      10,320      10,038       9,716       9,370
   Other................................................................     102,089      97,091      85,475      76,534      61,505

Nonrated industrial development obligations (other than
securities) of states and political subdivisions in the U.S.............         228         380         676         924       1,318

Other loans:
   Loans for purchasing or carrying securities (secured
   and unsecured).......................................................        NONE           9        NONE        NONE        NONE
   All other loans......................................................         609         109       1,994       1,084       1,708

Less: Any unearned income on loans......................................        NONE        NONE           3          12          26
                                                                            --------    --------    --------    --------    --------

Total loans and leases, net of unearned.................................    $812,123    $703,382    $691,006    $631,579    $546,983
                                                                            ========    ========    ========    ========    ========

Nonaccrual loans                                                            $ 17,161    $ 16,791    $  5,269    $  3,725    $  2,907
Loans 90 days or more past due                                              $    193    $    107    $     40    $     71    $     29
Troubled debt restructurings                                                $  1,057    $  1,281    $    868    $  1,434    $  1,487


(a) Loan categories are presented net of deferred loan fees. The presentation in footnote #2, Notes To Consolidated Financial Statements, Page 24, differs from this schedule presentation, by presenting the loan categories, gross, before deferred loan fees have been subtracted.

                                  SCHEDULE III
                           BANK PREMISES AND EQUIPMENT

                                                                                                                         Amount at
                                                                                                 Accumulated          Which Carried
                                                                                                Depreciation         on Consolidated
                                                                           Gross Book               and                 Statement
                                Classification                              Value (a)            Amortization          of Condition
- ----------------------------------------------------------------------     -----------            -----------           -----------
December 31, 2000
- -----------------

Bank Premises                                                              $16,134,043            $ 6,431,875            $ 9,702,168
       (including Land of $2,708,338)
Equipment                                                                   14,065,983             10,078,593              3,987,390
Leasehold Improvements                                                            NONE                   NONE                   NONE
                                                                           -----------            -----------            -----------
                                                                           $30,200,026            $16,510,468            $13,689,558
                                                                           ===========            ===========            ===========

December 31, 1999
- -----------------
Bank Premises                                                              $14,817,580            $ 5,810,344            $ 9,007,236
       (including Land of $2,708,338)
Equipment                                                                   11,649,027              8,894,986              2,754,041
Leasehold Improvements                                                            NONE                   NONE                   NONE
                                                                           -----------            -----------            -----------
                                                                           $26,466,607            $14,705,330            $11,761,277
                                                                           ===========            ===========            ===========





(a) The gross book value of the Bank premises (including land and land improvements), equipment, and leasehold improvements is stated at cost.

                                   Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2001                            MBT FINANCIAL CORP.





                                     By: /s/ Eugene D. Greutman
                                         ---------------------------------------
                                             Eugene D. Greutman
                                             Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 30, 2001


By: /s/ Ronald D. LaBeau                  By: /s/ Eugene D. Greutman
   ---------------------------------         --------------------------------
        Ronald D. LaBeau                          Eugene D. Greutman
        President & Director                      Treasurer
        (principal executive officer)             (principal financial officer)


By: /s/ Ronald J. Gruber                  By: /s/ Rocque E. Lipford
   ---------------------------------         --------------------------------
        Ronald J. Gruber                          Rocque E. Lipford
        Director                                  Director


By: /s/ Michael J. Miller                 By: /s/ Richard A. Sieb
   ---------------------------------          --------------------------------
        Michael J. Miller                         Richard A. Sieb
        Director                                  Director


By: /s/ Philip P. Swy
   -----------------------------------------
        Philip P. Swy
        Director

                                 Exhibit Index

The following exhibits are filed as a part of this report:

3.1      Restated Articles of Incorporation of MBT Financial Corp.
3.2      Bylaws of MBT Financial Corp.
10.1     MBT Financial Corp. Long-Term Incentive Compensation Plan
10.2     Monroe Bank & Trust Salary Continuation Agreement
10.3     Monroe Bank & Trust Split Dollar Life Insurance Agreement
10.4     Monroe Bank & Trust Group Term Carve Out Plan
21       Subsidiaries of the Registrant