Form 10-Q
period 2001-03-31
MBT FINANCIAL CORP
filed 2001-05-15
CIK 1118237

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended March 31, 2001

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                        Commission File Number: 000-30973


                               MBT FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


          Michigan                                    38-3516922
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


                               102 E. Front Street
                             Monroe, Michigan 48161
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (734) 241-3431
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]
No  [ ]


As of March 31, 2001, 20,000,000 shares of the Corporation's Common Stock, No Par Value, were outstanding.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               MBT FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (UNAUDITED)


                                                                         March 31,         December 31,
                                                                           2001               2000
                                                                           ----               ----
ASSETS

Cash and due from banks                                              $     45,587,714    $    39,540,039
Federal funds sold                                                          4,200,000         30,000,000
Investment securities-
    Held to maturity-
       Obligations of U.S. Government agencies (Market value of
            $120,006,776 and $143,619,761, respectively)                  120,133,003        145,789,314
       Obligations of states and political subdivisions (Market
            value of $134,774,583 and $134,663,547, respectively)         131,016,559        132,006,403
       Other securities (Market value of $40,427,985 and
           $56,164,298, respectively)                                      40,369,997         56,188,317
    Available for sale-
       Obligations of U.S. Government agencies                             80,981,568         13,190,799
       Other securities                                                   110,511,584        105,230,516
Loans                                                                     856,680,386        812,122,817
Allowance for loan losses                                                 (12,998,716)       (10,600,000)
Bank premises and equipment                                                13,562,790         13,689,558
Other real estate owned                                                     2,576,890          2,672,624
Interest receivable and other assets                                       37,265,319         39,555,791
                                                                     ----------------    ---------------
       Total assets                                                  $  1,429,887,094    $ 1,379,386,178
                                                                     ================    ===============

LIABILITIES

Non-interest bearing demand deposits                                 $    116,224,516    $   132,388,525
Interest bearing demand deposits                                           65,057,504         64,747,991
Savings deposits                                                          337,514,997        329,331,534
Other time deposits                                                       521,194,599        468,128,395
                                                                     ----------------    ---------------
       Total deposits                                                   1,039,991,616        994,596,445

Federal Home Loan Bank advances                                           225,000,000        225,000,000
Interest payable and other liabilities                                      9,284,704          8,834,770
                                                                     ----------------    ---------------
       Total liabilities                                                1,274,276,320      1,228,431,215
                                                                     ----------------    ---------------

STOCKHOLDERS' EQUITY

Common stock (no par value; 30,000,000 shares
   authorized, 20,000,000 shares outstanding)                                      --                 --
Surplus                                                                    62,500,000         62,500,000
Undivided profits                                                          93,077,543         92,084,279
Net unrealized gains (losses) on securities
    available for sale                                                         33,231         (3,629,316)
                                                                     ----------------    ---------------
       Total stockholders' equity                                         155,610,774        150,954,963
                                                                     ----------------    ---------------
       Total liabilities and stockholders' equity                    $  1,429,887,094    $ 1,379,386,178
                                                                     ================    ===============



The accompanying notes to consolidated financial statements are an integral part of these statements.

                              MBT FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                          Three Months Ended March 31,
                                                            2001             2000
                                                            ----             ----
INTEREST INCOME
Interest and fees on loans                           $    18,767,377   $   16,144,893
Interest on investment securities-
        Obligations of U.S. Government agencies            2,890,608        3,326,566
        Obligations of states and
              political subdivisions                       1,746,835        1,995,773
        Other securities                                   2,688,646        2,184,337
Interest on Federal funds sold                               163,719           55,320
                                                     ---------------    -------------
                       Total interest income              26,257,185       23,706,889
                                                     ---------------    -------------

INTEREST EXPENSE
Interest on deposits                                      10,592,224        9,252,898
Interest on borrowed funds                                 3,188,067        2,000,656
                                                     ---------------    -------------
                       Total interest expense             13,780,291       11,253,554
                                                     ---------------    -------------

NET INTEREST INCOME                                       12,476,894       12,453,335

PROVISION FOR LOAN LOSSES                                  4,400,000        1,500,000
                                                     ---------------    -------------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                            8,076,894       10,953,335
                                                     ---------------    -------------

OTHER INCOME
Income from trust services                                   999,900          840,000
Service charges on deposit accounts                          664,058          523,288
Security losses                                                   --           (4,226)
Other                                                        792,828          592,571
                                                     ---------------    -------------
                       Total other income                  2,456,786        1,951,633
                                                     ---------------    -------------

OTHER EXPENSES
Salaries and employee benefits                             3,266,844        3,019,214
Occupancy expense                                            613,485          547,214
Other                                                      2,268,856        2,168,465
                                                     ---------------    -------------
                       Total other expenses                6,149,185        5,734,893
                                                     ---------------    -------------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                               4,384,495        7,170,075

PROVISION FOR INCOME TAXES                                 1,191,231        1,917,423
                                                     ---------------    -------------

NET INCOME                                            $    3,193,264    $   5,252,652
                                                     ===============    =============

COMPREHENSIVE INCOME                                  $    6,855,810    $   4,391,501
                                                     ===============    =============

BASIC EARNINGS PER SHARE* (after deducting
    preferred stock dividends)                        $         0.16    $        0.26
                                                     ===============    =============

DILUTED EARNINGS PER SHARE                            $         0.16    $        0.26
                                                     ===============    =============

COMMON DIVIDENDS DECLARED PER SHARE*                  $         0.11    $       0.075
                                                     ===============    =============


*Based upon 20,000,000 common shares outstanding.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                     Other               Total
                                         Preferred     Common                       Undivided     Comprehensive      Stockholders'
                                           Stock       Stock         Surplus         Profits      Income (Loss)          Equity
                                        -----------   ---------     ------------ -------------   --------------    -----------------
BALANCE
JANUARY 1, 2000                         $ 200,000     $       0     $ 62,500,000 $  78,315,956   $ (1,368,464)     $  139,647,492

ADD (DEDUCT)
Net income for the year                                                             21,173,523                         21,173,523
Dividends declared-
     Preferred ($2.60 per share)                                                        (5,200)                            (5,200)
     Common ($.37 per share*)                                                       (7,400,000)                        (7,400,000)
Redemption of preferred stock            (200,000)                                                                       (200,000)
Net unrealized losses on securities
      available for sale, net of tax                                                               (2,260,852)         (2,260,852)
                                        -----------   ---------     ------------ -------------   --------------    -----------------

BALANCE
DECEMBER 31, 2000                       $       0     $       0     $ 62,500,000 $  92,084,279   $ (3,629,316)     $  150,954,963

ADD (DEDUCT)
Net income for the three months                                                      3,193,264                          3,193,264
Dividends declared-
     Common ($.11 per share*)                                                       (2,200,000)                        (2,200,000)
Net unrealized gains on securities
      available for sale, net of tax                                                                3,662,547           3,662,547
                                        -----------   ---------     ------------ -------------   --------------    -----------------

BALANCE
MARCH 31, 2001                          $       0     $       0     $ 62,500,000 $  93,077,543   $     33,231      $  155,610,774
                                        ===========   =========     ============ =============   ==============    =================


*Based upon 20,000,000 common shares outstanding.


The accompanying notes to consolidated financial statements are an integral part of these statements.

                              MBT FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                 Three Months Ended March 31
                                                                                     2001           2000
                                                                                     ----           -----
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
Interest and fees received                                                      $  26,573,583   $   24,113,905
Other income received                                                               2,456,786        1,955,859
Miscellaneous receipts (payments)                                                     913,179       (3,512,991)
Interest paid                                                                     (13,689,072)     (11,349,815)
Cash paid to employees and others                                                  (6,811,355)      (5,687,947)
Income taxes paid                                                                    (610,000)              --
                                                                                -------------   --------------
          Net cash provided by operating activities                             $   8,833,121   $    5,519,011
                                                                                -------------   --------------

CASH FLOWS PROVIDED BY (USED FOR)
INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held to maturity              $ 220,563,259   $   36,295,039
Proceeds from maturities of investment securities available for sale                       --       12,500,000
Net increase in loans                                                             (47,040,564)     (37,865,726)
Proceeds from sales of other real estate owned                                        573,380          400,759
Proceeds from sales of other assets                                                    28,475               --
Purchase of investment securities held to maturity                               (178,107,922)     (32,630,365)
Purchase of investment securities available for sale                              (67,417,132)     (21,415,260)
Purchase of bank premises and equipment                                              (380,113)      (1,806,805)
                                                                                -------------   --------------
          Net cash used for investing activities                                $ (71,780,617)  $  (44,522,358)
                                                                                -------------   --------------

CASH FLOWS PROVIDED BY (USED FOR)
FINANCING ACTIVITIES:
Net decrease in demand, interest bearing demand, and savings deposits           $  (7,671,033)  $  (18,614,453)
Net increase in other time deposits                                                53,066,204       17,087,798
Net increase in Federal funds purchased                                                    --       22,100,000
Net increase in Federal Home Loan Bank advances                                            --       25,000,000
Redemption of preferred stock                                                              --         (200,000)
Dividends paid                                                                     (2,200,000)      (3,005,200)
                                                                                -------------   --------------
          Net cash provided by financing activities                             $  43,195,171   $   42,368,145
                                                                                -------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            $ (19,752,325)  $    3,364,798

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     69,540,039       37,829,665
                                                                                -------------   --------------

CASH AND CASH EQUIVALENTS AT END OF THREE MONTHS                                $  49,787,714   $   41,194,463
                                                                                =============   ==============
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net income                                                                      $   3,193,264   $    5,252,652
Adjustments to reconcile net income to
   net cash provided by operating activities:
       Depreciation                                                                   506,881          490,440
       Provision for loan losses                                                    4,400,000        1,500,000
       (Increase) decrease in net deferred Federal income tax asset                 1,179,271         (465,773)
       Amortization of investment premium and discount                                (10,880)         317,051
       Net increase (decrease) in interest payable and other liabilities              449,934       (1,437,105)
       Net (increase) decrease in interest receivable and other assets              1,111,201       (2,213,861)
       Net increase (decrease) in deferred loan fees                                  (20,361)          98,683
       Other                                                                       (1,976,189)       1,976,924
                                                                                -------------   --------------
          Net cash provided by operating activities                              $  8,833,121    $   5,519,011
                                                                                =============   ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Transfer of loans to other assets                                                $         --    $       9,000
                                                                                =============   ==============
Transfer of loans to other real estate owned                                     $    502,072    $      72,302
                                                                                =============   ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

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

The accompanying unaudited consolidated financial statements of the Corporation have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of Management, necessary for fair statement of results for the interim periods.

Comprehensive Income is comprised of Net Income and Other Comprehensive Income, which consists of the change in net unrealized gains (losses) on securities available for sale, net of tax.


2. EARNINGS PER SHARE
The calculation of net income per common share for the quarters ended March 31 is as follows:


                                                       2001             2000
                                                 ----------------   --------------
BASIC
  Net income                                     $     3,193,264    $   5,252,652
  Less preferred dividends                                   -              5,200
                                                 ----------------   --------------
  Net income applicable to common stock          $     3,193,264    $   5,247,452
                                                 ----------------   --------------
  Average common shares outstanding                   20,000,000       20,000,000
                                                 ----------------   --------------
  Net income per common share - basic            $          0.16    $        0.26
                                                 ================   ==============

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)



                                                     2001             2000
                                               ----------------   --------------
DILUTED
  Net income                                   $     3,193,264    $   5,252,652
  Less preferred dividends                                   -            5,200
                                               ----------------   --------------
  Net income applicable to common stock        $     3,193,264    $   5,247,452
                                               ----------------   --------------
  Average common shares outstanding                 20,000,395       20,000,000
  Stock option adjustment                                  395               --
                                               ----------------   --------------
  Average common shares outstanding - diluted       20,000,395       20,000,000
                                               ----------------   --------------
  Net income per common share - diluted        $          0.16    $        0.26
                                               ================   ==============

On July 1, 2000, the Corporation issued options for 126,600 shares of its common stock to certain key executives of the Bank in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000. The options were granted at the price of $18.125, which was the fair market value of the Corporation's common stock on the date the options were granted. On January 2, 2001, the Corporation issued options for 13,834 shares of its common stock to its non-employee directors in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000. The options were granted at a price of $13.94, which was the fair market value of the Corporation's common stock on the date the options were granted. The average market value of the common stock during the first quarter of 2001 was $14.35. The options granted on July 1, 2000 have an anti-dilutive effect on the calculation of earnings per share, and therefore have not been included.

3. LOANS
The Bank grants commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.

Loans consist of the following (000s omitted):


                                                  March 31,        December 31,
                                                   2001               2000
                                               ---------------------------------
Real estate loans                               $        566,490   $     547,286
Loans to finance agricultural production and
    other loans to farmers                                 2,368           2,832
Commercial and industrial loans                          180,495         151,734
Loans to individuals for household, family,
    and other personal expenditures                      108,917         111,504
All other loans (including overdrafts)                       231             609
                                               ---------------------------------
         Total loans, gross                              858,501         813,965
         Less: Deferred loan fees                          1,821           1,842
                                               ---------------------------------
         Total loans, net of deferred loan
           fees                                          856,680         812,123
         Less: Allowance for loan losses                  12,999          10,600
                                               ---------------------------------
                                                $        843,681   $     801,523
                                               =================================

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


Loans are placed in a nonaccrual status when, in the opinion of Management, the collection of additional interest is doubtful. In the opinion of Management, all impaired loans are in nonaccrual status. Allowances for these loans are included in the allowance for loan losses. All cash received on nonaccrual loans is applied to the principal balance. Nonperforming assets consists of nonaccrual loans, loans 90 days or more past due, restructured loans, real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure, and investments securities that are 90 days or more past due on the interest or principal payments. The following table summarizes nonperforming assets (000's omitted):

                                             March 31,       December 31,
                                               2001             2000
                                         ---------------------------------
Nonaccrual loans                         $     24,204       $   17,161
Loans 90 days past due                            489              193
Restructured loans                              1,040            1,057
                                         ---------------------------------
    Total nonperforming loans            $     25,733       $   18,411

Other real estate owned                         2,577            2,673
Nonperforming investment securities             4,704              542
                                         ---------------------------------
    Total nonperforming assets           $     33,014       $   21,626
                                         =================================

Nonperforming assets to total assets             2.31%            1.57%
Allowance for loan losses to
    Nonperforming assets                        39.37%           49.02%


Nonperforming investment securities include a $5 million par value corporate bond with a market value of $4,163,000 (amortized cost of $4,931,000). The issuer filed to reorganize their debt under Chapter 11 of the U.S. Bankruptcy Code in March. The bond was held as Available for Sale and was sold in April.



4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):

                                    March 31,         December 31,
                                      2001               2000
                                -----------------------------------
Balance beginning of year       $     10,600        $    9,900
Provision for loan losses              4,400              6,298
Loans charged off                     (2,260)            (8,126)
Recoveries                               259              2,528
                                -----------------------------------
Balance end of period           $     12,999        $    10,600
                                ===================================


For each period, the provision for loan losses in the income statement results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses occurring in prior periods.

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

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

5. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of March 31, 2001 and December 31, 2000 (000's omitted):

                                                March 31, 2001            December 31, 2000
                                                --------------            -----------------
                                              Amortized      Fair       Amortized       Fair
                                                Cost        Value         Cost          Value
                                            -----------------------   -----------------------
Held to Maturity
Obligations of U.S. Government Agencies     $   120,133  $  120,007   $   145,789  $  143,619
Obligations of States and Political
      Subdivisions                              131,017     134,775       132,007     134,664
Other Securities                                 40,370      40,428        56,188      56,164
                                            -----------------------   -----------------------
                                            $   291,520  $  295,210   $   333,984  $  334,447
                                            =======================   =======================

Available for Sale
Obligations of U.S. Government Agencies     $    80,541  $   80,982   $    13,126  $   13,191
Other Securities                                110,902     110,511       110,879     105,230
                                            -----------------------   -----------------------
                                            $   191,443  $  191,493   $   124,005  $  118,421
                                            =======================   =======================


6. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for its other lending activities.

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):


                                                               Contractual amount
                                                         ---------------------------------
                                                            March 31,       December 31,
                                                              2001              2000
                                                         ---------------------------------
Commitments to extend credit:
   Unused portion of commercial lines of credit          $    99,504        $  110,558
   Unused portion of credit card lines of credit              32,892            31,217
   Unused portion of home equity lines of credit              13,295            12,887
Standby letters of credit and financial guarantees
written                                                       20,389            16,942


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation experienced a small increase of $45.4 million in deposits since the beginning of the year, representing a 4.6% increase. Demand Deposits decreased $15.9 million while Savings Deposits increased $8.2 million and Other Time Deposits increased $53.1 million. Local loan demand has continued to be strong, with Loans increasing $44.6 million, or 5.5% since the beginning of the year. The increase in deposits and a decrease of $25.8 million in Federal funds sold funded the loan growth and the increase of $30.6 million in investment securities.

A comparison of the income statements for the three months ended March 31, 2001 and 2000 shows a nominal increase in Net Interest Income. The largest interest income dollar changes were in Interest and Fees on Loans, increasing $2,622,000, or 16% and interest on Other Securities, increasing $504,000, or 23%. Average loans outstanding increased $127 million while the average yield on these loans decreased from 8.74% to 8.70%. The average investment in Other Securities increased $43 million while the average yield on these investments decreased from 7.27% to 6.74%. The average investment in Obligations of U.S. Government Agencies decreased $14 million while the average yield on these investments decreased from 7.31% to 6.92%. Average interest bearing deposits increased from $831 million to $895 million, while at the same time the average cost of these deposits increased from 4.48% to 4.80%. The result was an increase in Interest on Deposits of $1,339,000, or 14%. Average borrowed funds increased from $135 million to $226 million while the average cost of these borrowings decreased from 5.87% to 5.65%. The interest expense related to these borrowings increased $1,187,000. The Provision for Loan Losses increased $2.9 million, or 193.3% as the Allowance for Loan Losses was increased significantly. The Allowance for Loan Losses was increased in order to maintain its adequacy as the economy is showing signs of weakening and nonperforming loans are increasing. The Allowance for Loan Losses is now 1.52% of Loans, compared to 1.31% as of December 31, 2000. Trust Income increased $160,000, or 19%, Service Charges on Deposit Accounts increased $141,000, or 27%, and Other Income increased $200,000, or 34%. Salaries and Employee Benefits increased $248,000, Occupancy Expense increased $66,000, and Other Expenses increased $100,000, compared to the first quarter of 2000. Income Before Provision for Income Taxes showed a large decrease of $2,786,000, or 39%, and the Provision for Income Taxes decreased $726,000, or 38%, resulting in a decrease of $2,059,000, or 39%, in Net Income.

The Corporation has maintained sufficient liquidity to fund its loan growth and allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, and the Federal funds lines that have been established with correspondent banks.

Total stockholders' equity of the Corporation was $155,611,000 at March 31, 2001 and $150,955,000 at December 31, 2000. The ratio of equity to assets was 10.9% at the end of each period. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%. The following table summarizes the capital ratios of the Bank:


                               March 31, 2001       December 31, 2000
                               --------------       -----------------
Leverage Capital                  11.1%                11.6%
Tier 1 Risk Based Capital         14.8%                15.3%
Total Risk Based Capital          16.1%                16.4%


At March 31, 2001 and December 31, 2000, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank's earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The market risk is monitored monthly and has not changed significantly since year-end 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



MBT Financial Corp. filed the following report on Form 8-K since the end of 2000:



        Date of Event Reported              Event Reported
        ----------------------              --------------
        April 13, 2001                      Item 9 - Regulation FD Disclosure, First Quarter
                                            Earnings announcement

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             MBT Financial Corp.
                                             -----------------------------
                                             (Registrant)



May 15, 2001                                 /s/ Ronald D. LaBeau
---------------                              -----------------------------
Date                                         Ronald D. LaBeau
                                             President



May 15, 2001                                 /s/ Eugene D. Greutman
---------------                              -----------------------------
Date                                         Eugene D. Greutman
                                             Treasurer