Form 10-Q
period 2001-06-30
MBT FINANCIAL CORP
filed 2001-08-14
CIK 1118237

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 000-30973


                               MBT FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


            Michigan                                     38-3516922
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)


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

Yes [X]
No  [ ]


As of August 13, 2001, 19,960,000 shares of the Corporation's Common Stock, No Par Value, were outstanding.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               MBT FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (UNAUDITED)



                                                                                          June 30,                   December 31,
                                                                                            2001                        2000
                                                                                            ----                        ----
ASSETS
Cash and due from banks                                                               $    48,973,775             $    39,540,039
Federal funds sold                                                                         24,200,000                  30,000,000
Investment securities-
    Held to maturity-
        Obligations of U.S. Government agencies (Market value of
              $106,039,899 and $143,619,761, respectively)                                106,127,228                 145,789,314
        Obligations of states and political subdivisions (Market value of
              $124,838,326 and $134,663,547, respectively)                                121,469,356                 132,006,403
        Other securities (Market value of $35,943,249 and
              $56,164,298, respectively)                                                   35,871,569                  56,188,317
    Available for sale-
        Obligations of U.S. Government agencies                                           132,695,402                  13,190,799
        Other securities                                                                   88,983,628                 105,230,516
Loans                                                                                     833,753,102                 812,122,817
Allowance for loan losses                                                                 (13,138,616)                (10,600,000)
Bank premises and equipment                                                                13,477,781                  13,689,558
Other real estate owned                                                                     2,494,262                   2,672,624
Interest receivable and other assets                                                       41,007,868                  39,555,791
                                                                                      ---------------             ---------------
        Total assets                                                                  $ 1,435,915,355             $ 1,379,386,178
                                                                                      ===============             ===============
LIABILITIES

Non-interest bearing demand deposits                                                  $   126,466,685             $   132,388,525
Interest bearing demand deposits                                                           62,541,181                  64,747,991
Savings deposits                                                                          392,697,189                 329,331,534
Other time deposits                                                                       459,498,067                 468,128,395
                                                                                      ---------------             ---------------
        Total deposits                                                                  1,041,203,122                 994,596,445

Federal Home Loan Bank advances                                                           225,000,000                 225,000,000
Interest payable and other liabilities                                                      9,792,534                   8,834,770
                                                                                      ---------------             ---------------
        Total liabilities                                                               1,275,995,656               1,228,431,215
                                                                                      ---------------             ---------------
STOCKHOLDERS' EQUITY

Common stock (no par value; 30,000,000 shares authorized,
    19,960,000 and 20,000,000 shares outstanding, respectively)                                    --                          --
Surplus                                                                                    61,970,000                  62,500,000
Undivided profits                                                                          97,053,166                  92,084,279
Net unrealized gains (losses) on securities
    available for sale                                                                        896,533                  (3,629,316)
                                                                                      ---------------             ---------------
        Total stockholders' equity                                                        159,919,699                 150,954,963
                                                                                      ---------------             ---------------
        Total liabilities and stockholders' equity                                    $ 1,435,915,355             $ 1,379,386,178
                                                                                      ===============             ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                          Three Months Ended June 30,

                                                                           2001                  2000
                                                                           ----                  ----
INTEREST INCOME
Interest and fees on loans                                            $ 18,660,267            $ 17,215,390
Interest on investment securities-
       Obligations of U.S. Government agencies                           3,586,346               2,938,581
       Obligations of states and
              political subdivisions                                     1,709,434               1,862,938
       Other securities                                                  2,243,795               2,326,409
Interest on Federal funds sold                                              81,355                  26,258
                                                                      ------------            ------------
                        Total interest income                           26,281,197              24,369,576
                                                                      ------------            ------------
INTEREST EXPENSE
Interest on deposits                                                     9,849,897               9,632,582
Interest on borrowed funds                                               3,222,036               2,375,592
                                                                      ------------            ------------
                        Total interest expense                          13,071,933              12,008,174
                                                                      ------------            ------------
NET INTEREST INCOME                                                     13,209,264              12,361,402

PROVISION FOR LOAN LOSSES                                                  900,000               1,500,000
                                                                      ------------            ------------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                                         12,309,264              10,861,402
                                                                      ------------            ------------
OTHER INCOME
Income from trust services                                                 999,900                 840,000
Service charges on deposit accounts                                        672,756                 525,284
Security gains (losses)                                                     47,281                  (2,121)
Other                                                                    1,230,684                 724,081
                                                                      ------------            ------------
                        Total other income                               2,950,621               2,087,244
                                                                      ------------            ------------
OTHER EXPENSES
Salaries and employee benefits                                           3,426,186               3,162,818
Occupancy expense                                                          509,332                 491,080
Other                                                                    2,291,872               1,974,978
                                                                      ------------            ------------
                        Total other expenses                             6,227,390               5,628,876
                                                                      ------------            ------------
INCOME BEFORE PROVISION FOR
INCOME TAXES                                                             9,032,495               7,319,770

PROVISION FOR INCOME TAXES                                               2,458,172               2,013,841
                                                                      ------------            ------------
NET INCOME                                                            $  6,574,323            $  5,305,929
                                                                      ============            ============
COMPREHENSIVE INCOME                                                  $  7,437,626            $  4,042,990
                                                                      ============            ============
BASIC EARNINGS PER SHARE (after deducting
       preferred stock dividends)                                     $       0.33            $       0.27
                                                                      ============            ============
DILUTED EARNINGS PER SHARE                                            $       0.33            $       0.27
                                                                      ============            ============
COMMON STOCK DIVIDENDS DECLARED PER SHARE                             $       0.13            $      0.075
                                                                      ============            ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                  Six Months Ended June 30,

                                                                                 2001                    2000
                                                                                 ----                    ----
INTEREST INCOME
Interest and fees on loans                                                   $ 37,427,644            $ 33,360,283
Interest on investment securities-
       Obligations of U.S. Government agencies                                  6,476,954               6,265,147
       Obligations of states and political subdivisions                         3,456,269               3,858,711
       Other securities                                                         4,932,441               4,510,746
Interest on Federal funds sold                                                    245,074                  81,578
                                                                             ------------            ------------
                       Total interest income                                   52,538,382              48,076,465
                                                                             ------------            ------------
INTEREST EXPENSE
Interest on deposits                                                           20,442,121              18,885,480
Interest on borrowed funds                                                      6,410,103               4,376,248
                                                                             ------------            ------------
                       Total interest expense                                  26,852,224              23,261,728
                                                                             ------------            ------------
NET INTEREST INCOME                                                            25,686,158              24,814,737

PROVISION FOR LOAN LOSSES                                                       5,300,000               3,000,000
                                                                             ------------            ------------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                                                20,386,158              21,814,737
                                                                             ------------            ------------
OTHER INCOME
Income from trust services                                                      1,999,800               1,680,000
Service charges on deposit accounts                                             1,336,814               1,048,572
Security gains (losses)                                                            47,281                  (6,347)
Other                                                                           2,023,512               1,316,652
                                                                             ------------            ------------
                       Total other income                                       5,407,407               4,038,877
                                                                             ------------            ------------
OTHER EXPENSES
Salaries and employee benefits                                                  6,693,030               6,182,032
Occupancy expense                                                               1,122,817               1,038,294
Other                                                                           4,560,728               4,143,443
                                                                             ------------            ------------
                       Total other expenses                                    12,376,575              11,363,769
                                                                             ------------            ------------
INCOME BEFORE PROVISION FOR
INCOME TAXES                                                                   13,416,990              14,489,845

PROVISION FOR INCOME TAXES                                                      3,649,403               3,931,264
                                                                             ------------            ------------
NET INCOME                                                                   $  9,767,587            $ 10,558,581
                                                                             ============            ============
COMPREHENSIVE INCOME                                                         $ 14,293,436            $  8,434,491
                                                                             ============            ============
BASIC EARNINGS PER SHARE (after deducting
       preferred stock dividends)                                            $       0.49            $       0.53
                                                                             ============            ============
DILUTED EARNINGS PER SHARE                                                   $       0.49            $       0.53
                                                                             ============            ============
COMMON STOCK DIVIDENDS DECLARED PER SHARE                                    $       0.24            $       0.15
                                                                             ============            ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  Six Months Ended June 30,
                                                                                                2001                    2000
                                                                                                ----                    ----
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
Interest and fees received                                                                  $  51,197,504             $  48,719,409
Other income received                                                                           5,360,126                 4,045,224
Miscellaneous payments                                                                         (2,226,254)               (5,838,777)
Interest paid                                                                                 (27,303,014)              (23,145,791)
Cash paid to employees and others                                                             (12,123,362)              (10,039,762)
Income taxes paid                                                                              (3,090,000)               (3,478,000)
                                                                                            -------------             -------------
           Net cash provided by operating activities                                        $  11,815,000             $  10,262,303
                                                                                            -------------             -------------
CASH FLOWS PROVIDED BY (USED FOR)
INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held to maturity                          $ 366,975,782             $  62,700,316
Proceeds from maturities of investment securities available for sale                            7,000,000                12,500,000
Proceeds from sales of investment securities available for sale                                34,317,090                 7,973,761
Net increase in loans                                                                         (24,901,959)              (65,712,592)
Proceeds from sales of other real estate owned                                                    656,008                 1,216,832
Proceeds from sales of other assets                                                                52,475
Purchase of investment securities held to maturity                                           (295,568,269)              (40,816,939)
Purchase of investment securities available for sale                                         (137,600,626)              (21,415,260)
Purchase of bank premises and equipment                                                          (788,442)               (2,595,357)
                                                                                            -------------             -------------
           Net cash used for investing activities                                           $ (49,857,941)            $ (46,149,239)
                                                                                            -------------             -------------
CASH FLOWS PROVIDED BY (USED FOR)
FINANCING ACTIVITIES:
Net increase (decrease) in demand, interest bearing demand, and savings deposits            $  55,237,005             $ (26,509,956)
Net increase (decrease) in other time deposits                                                 (8,630,328)               34,608,694
Net increase in Federal funds purchased                                                                --                11,000,000
Net increase in Federal Home Loan Bank advances                                                        --                25,000,000
Redemption of preferred stock                                                                          --                  (200,000)
Repurchase of common stock                                                                       (530,000)                       --
Dividends paid                                                                                 (4,400,000)               (4,505,200)
                                                                                            -------------             -------------
           Net cash provided by financing activities                                        $  41,676,677             $  39,393,538
                                                                                            -------------             -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   $   3,633,736             $   3,506,602

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                 69,540,039                37,829,665
                                                                                            -------------             -------------
CASH AND CASH EQUIVALENTS AT END OF SIX MONTHS                                              $  73,173,775             $  41,336,267
                                                                                            =============             =============
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net income                                                                                  $   9,767,587             $  10,558,581
Adjustments to reconcile net income to
   net cash provided by operating activities:
       Depreciation                                                                             1,000,218                   893,790
       Provision for loan losses                                                                5,300,000                 3,000,000
       (Increase) decrease in net deferred Federal income tax asset                             1,571,298                (1,843,887)
       Amortization of investment premium and discount                                           (855,684)                  152,076
       Net increase (decrease) in interest payable and other liabilities                          957,764                (1,334,776)
       Net increase in interest receivable and other assets                                    (3,023,375)               (4,108,665)
       Net increase in deferred loan fees                                                           8,218                   286,086
       Other                                                                                   (2,911,026)                2,659,098
                                                                                            -------------             -------------
           Net cash provided by operating activities                                        $  11,815,000             $  10,262,303
                                                                                            =============             =============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Transfer of loans to other assets                                                           $          --             $       9,000
                                                                                            =============             =============
Transfer of loans to other real estate owned                                                $     502,072             $     549,359
                                                                                            =============             =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                         Other                Total
                                                                  Undivided          Comprehensive         Stockholders'
                                                Surplus             Profits           Income (Loss)           Equity
                                             --------------     --------------     -----------------     ---------------
BALANCE
DECEMBER 31, 2000                            $   62,500,000     $   92,084,279     $      (3,629,316)    $   150,954,963

ADD (DEDUCT)
Net income for the six months                                        9,767,587                                 9,767,587
Dividends declared-
       Common ($.24 per share)                                      (4,798,700)                               (4,798,700)
Net unrealized gains on securities
       available for sale, net of tax                                                      4,525,849           4,525,849
Repurchase of common stock                         (530,000)                                                    (530,000)
                                             --------------     --------------     -----------------     ---------------
BALANCE
JUNE 30, 2001                                $   61,970,000     $   97,053,166     $         896,533     $   159,919,699
                                             ==============     ==============     =================     ===============


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

The reorganization resulted in an exchange of the Monroe Bank & Trust common stock for MBT Financial Corp. common stock. The exchange rate was two shares of MBT Financial Corp. for each share of Monroe Bank & Trust. Monroe Bank & Trust previously had 10,000,000 common shares authorized and outstanding, with a par value of $3.125 per share. MBT Financial Corp. has 30,000,000 common shares authorized, of which 20,000,000 were outstanding after the reorganization. The MBT Financial Corp. common stock has no par value. Monroe Bank & Trust is now a wholly owned subsidiary of MBT Financial Corp., a registered bank holding company.

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


2. EARNINGS PER SHARE
The calculation of net income per common share for the quarters ended June 30 is as follows:



                                                     2001                      2000
                                                     ----                      ----
BASIC
    Net income                                  $    6,574,323           $    5,305,929
    Less preferred dividends                                 -                        -
                                                --------------           --------------
    Net income applicable to common stock       $    6,574,323           $    5,305,929
                                                --------------           --------------
    Average common shares outstanding               19,995,165               20,000,000
                                                --------------           --------------
    Net income per common share - basic         $         0.33           $         0.27
                                                ==============           ==============

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


                                                         2001               2000
                                                    --------------     --------------
DILUTED
    Net income                                      $    6,574,323     $    5,305,929
    Less preferred dividends                                     -                  -
                                                    --------------     --------------
    Net income applicable to common stock           $    6,574,323     $    5,305,929
                                                    --------------     --------------
    Average common shares outstanding                   19,995,165         20,000,000
    Stock option adjustment                                      -                  -
                                                    --------------     --------------
    Average common shares outstanding - diluted         19,995,165         20,000,000
                                                    --------------     --------------
    Net income per common share - diluted           $         0.33     $         0.27
                                                    ==============     ==============



The calculation of net income per common share for the six months ended June 30 is as follows:


                                                         2001               2000
                                                    --------------     --------------
BASIC
    Net income                                      $    9,767,587     $   10,558,581
    Less preferred dividends                                     -              5,200
                                                    --------------     --------------
    Net income applicable to common stock           $    9,767,587     $   10,553,381
                                                    --------------     --------------
    Average common shares outstanding                   19,997,569         20,000,000
                                                    --------------     --------------
    Net income per common share - basic             $         0.49     $         0.53
                                                    ==============     ==============



                                                         2001               2000
                                                    --------------     --------------
DILUTED
    Net income                                      $    9,767,587     $   10,558,581
    Less preferred dividends                                     -              5,200
                                                    --------------     --------------
    Net income applicable to common stock           $    9,767,587     $   10,553,381
                                                    --------------     --------------
    Average common shares outstanding                   19,997,569         20,000,000
    Stock option adjustment                                      -                  -
                                                    --------------     --------------
    Average common shares outstanding - diluted         19,997,569         20,000,000
                                                    --------------     --------------
    Net income per common share - diluted           $         0.49     $         0.53
                                                    ==============     ==============


On January 2, 2001, the Corporation issued options for 13,834 shares of its common stock to its non-employee directors in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000. The options were granted at a price of $13.94, which was the fair market value of the Corporation's common stock on the date the options were granted. On July 1, 2000, the Corporation issued options for 126,600 shares of its common stock to certain key executives of the Bank in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000. The options were granted at the price of $18.125, which was the fair market value of the Corporation's common stock on the date the options were granted. The average market value of the common stock during the second quarter of 2001 was $13.31. The average market value of the common stock during the first six months of 2001 was $13.84. All of the options granted as of June 30, 2001 have an anti-dilutive effect on the calculation of earnings per share, and therefore have not been included.

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


3. LOANS
The Bank grants commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.

Loans consist of the following (000s omitted):


                                                                 June 30,         December 31,
                                                                   2001              2000
                                                                ------------------------------
Real estate loans                                                $ 577,469         $ 547,286
Loans to finance agricultural production and
    other loans to farmers                                           2,972             2,832
Commercial and industrial loans                                    153,835           151,734
Loans to individuals for household, family,
    and other personal expenditures                                101,122           111,504
All other loans (including overdrafts)                                 205               609
                                                                ------------------------------
         Total loans, gross                                        835,603           813,965
         Less: Deferred loan fees                                    1,850             1,842
                                                                ------------------------------
         Total loans, net of deferred loan fees                    833,753           812,123
         Less: Allowance for loan losses                            13,139            10,600
                                                                ------------------------------
                                                                 $ 820,614         $ 801,523
                                                                ==============================



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


                                              June 30,        December 31,
                                                2001              2000
                                           -------------------------------
Nonaccrual loans                           $     25,597      $     17,161
Loans 90 days past due                               48               193
Restructured loans                                  608             1,057
                                           -------------------------------
     Total nonperforming loans             $     26,253      $     18,411

Other real estate owned                           2,494             2,673
Nonperforming investment securities                 540               542
                                           -------------------------------
     Total nonperforming assets            $     29,287      $     21,626
                                           ===============================
Nonperforming assets to total assets               2.04%             1.57%
Allowance for loan losses to
     nonperforming assets                         44.86%            49.02%

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):


                                   June 30,           December 31,
                                     2001                 2000
                                ----------------------------------
Balance beginning of year       $     10,600         $      9,900
Provision for loan losses              5,300                6,298
Loans charged off                     (3,314)              (8,126)
Recoveries                               553                2,528
                                ----------------------------------
Balance end of period           $     13,139         $     10,600
                                ==================================



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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


5. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of June 30, 2001 and December 31, 2000 (000's omitted):


                                                       June 30, 2001                         December 31, 2000
                                                       -------------                         -----------------
                                                Amortized          Fair                 Amortized          Fair
                                                   Cost            value                   Cost            value
                                               ------------     ------------           ------------     ------------
 Held to Maturity
 Obligations of U.S. Government Agencies       $    106,127     $    106,040           $    145,789     $    143,619
 Obligations of States and Political
      Subdivisions                                  121,469          124,838                132,007          134,664
 Other Securities                                    35,872           35,943                 56,188           56,164
                                               -----------------------------           -----------------------------
                                               $    263,468     $    266,821           $    333,984     $    334,447
                                               =============================           =============================
 Available for Sale
 Obligations of U.S. Government Agencies       $    132,044     $    132,695           $     13,126     $     13,191
 Other Securities                                    88,256           88,984                110,879          105,230
                                               -----------------------------           -----------------------------
                                               $    220,300     $    221,679           $    124,005     $    118,421
                                               =============================           =============================



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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):



                                                                        Contractual amount
                                                                 --------------------------------
                                                                    June 30,         December 31,
                                                                      2001               2000
                                                                 --------------------------------
Commitments to extend credit:
    Unused portion of commercial lines of credit                 $    89,584        $    110,558
    Unused portion of credit card lines of credit                      7,282              31,217
    Unused portion of home equity lines of credit                     14,024              12,887
Standby letters of credit and financial guarantees written            19,408              16,942

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements which are based on various assumptions (some of which are beyond the Corporation's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements, due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

The Corporation does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

The Corporation experienced a small increase of $46.6 million in deposits since the beginning of the year, representing a 4.7% increase. Demand Deposits decreased $8.1 million while Savings Deposits increased $63.3 million and Other Time Deposits decreased $8.6 million. Local loan demand has begun to moderate, with Loans increasing only $21.6 million, or 2.7% since the beginning of the year. The increase in deposits and a decrease of $5.8 million in Federal funds sold funded the loan growth and the increase of $32.7 million in investment securities.

                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000

A comparison of the income statements for the three months ended June 30, 2001 and 2000 shows a 7% increase in Net Interest Income. The largest interest income dollar changes were in Interest and Fees on Loans, increasing $1,445,000, or 8% and interest on Obligations of U.S. Government Agencies, increasing $648,000, or 22%. The increase in Interest and Fees on Loans was the result of an increase of $109 million, or 15% in average loans outstanding. The average yield on these loans decreased from 8.82% to 8.34%. The increase in interest on Obligations of U.S. Government Agencies was a result of an increase of $39 million, or 22%, in the average investment in these securities. The average yield on these investments was unchanged.

Average interest bearing deposits increased from $831 million to $907 million, while at the same time the average cost of these deposits decreased from 4.66% to 4.35%. The result was a small increase in Interest on Deposits of $217,000, or 2%. Average borrowed funds increased from $157 million to $226 million while the average cost of these borrowings decreased from 5.99% to 5.64%. The interest expense related to these borrowings increased $846,000. The borrowings were increased as the Bank expanded its leverage strategy, which utilizes Federal Home Loan Bank advances to fund investment in loans and securities.

The Provision for Loan Losses decreased $600,000, or 40%. The Provision for Loan Losses was higher in 2000 as faster loan growth necessitated an increase in the Allowance for Loan Losses. Trust Income increased $160,000, or 19%, and Service Charges on Deposit Accounts increased $147,000, or 28%, as a result of fee increases implemented in the third quarter of 2000. Other

Income increased $507,000, or 70%, as a result of the sale of a portion of the Bank's credit card portfolio, which was sold at a profit of $408,000 in the second quarter of 2001.

Salaries and Employee Benefits increased $263,000, Occupancy Expense increased $18,000, and Other Expenses increased $317,000, compared to the second quarter of 2000.

As a result of the above activity, Income Before Provision for Income Taxes showed a significant increase of $1,713,000, or 23%, and the Provision for Income Taxes increased $444,000, or 22%. Net Income increased $1,268,000, or 24%.

                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000

A comparison of the income statements for the six months ended June 30, 2001 and 2000 shows a 4% increase in Net Interest Income. The largest interest income dollar changes were in Interest and Fees on Loans, increasing $4,067,000, or 12%, interest on Other Securities, increasing $422,000, or 9%, and interest on Obligations of States and Political Subdivisions, decreasing $402,000, or 10%. The increase in Interest and Fees on Loans was the result of an increase of $118 million, or 16% in average loans outstanding. The average yield on these loans decreased from 8.78% to 8.52%. The increase in interest on Other Securities was the result of an increase of $24 million in the average investment in Other Securities. The average yield on these investments decreased from 7.31% to 7.02%. The decrease in interest on Obligation of States and Political Subdivisions was the result of a decrease of $21 million, or 16% in the average investment in Obligations of States and Political Subdivisions.

Average interest bearing deposits increased from $831 million to $901 million, or 8%, while at the same time the average cost of these deposits was unchanged. The result was an increase in Interest on Deposits of $1,557,000, or 8%. Average borrowed funds increased from $146 million to $226 million while the average cost of these borrowings decreased from 5.92% to 5.65%. The interest expense related to these borrowings increased $2,034,000. The borrowings were increased as the Bank expanded its leverage strategy, which utilizes Federal Home Loan Bank advances to fund investment in loans and securities.

The Provision for Loan Losses increased $2.3 million, or 77% as the Allowance for Loan Losses was increased significantly in the first quarter of 2001. The Allowance for Loan Losses was increased $2.5 million, or 24% since December 31, 2000, in order to maintain its adequacy as the economy began showing signs of weakening and nonperforming loans increased. The Allowance for Loan Losses is now 1.58% of Loans, compared to 1.31% as of December 31, 2000. Nonperforming assets, which consist of nonaccrual loans, loans 90 days past due, restructured loans, other real estate owned, and investment securities in default, have increased from $21.6 million at December 31, 2000 to $29.3 million at June 30, 2001. Nonaccrual loans account for $25.6 million of the nonperforming assets as of June 30, 2001. Nonaccrual loans secured by real estate are $13.6 million, or 46% of the nonperforming assets.

Trust Income increased $320,000, or 19%, and Service Charges on Deposit Accounts increased $288,000, or 27%, as the result of increases in the fees charged. Other Income increased $707,000, or 54%, which is attributable to the gain on the sale of a portion of the Bank's credit card portfolio in the second quarter of 2001 and the Bank Owned Life Insurance (BOLI) that was purchased in the third quarter of 2000. The gain on the sale of the portion of the credit card portfolio was $408,000 and the amount of Other Income resulting from the BOLI in the six months ended June 30, 2001 was $398,000.

Salaries and Employee Benefits increased $511,000, Occupancy Expense increased $85,000, and Other Expenses increased $418,000, compared to the first six months of 2000.

As a result of the above activity, Income Before Provision for Income Taxes showed a small decrease of $1,073,000 or 7%, and the Provision for Income Taxes decreased $282,000, or 7%. Net Income decreased $791,000, or 7%.

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

Total stockholders' equity of the Corporation was $159,920,000 at June 30, 2001 and $150,955,000 at December 31, 2000. The ratio of equity to assets was 11.1% at June 30, 2001 and 10.9% at December 31, 2000. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%. The following table summarizes the capital ratios of the Bank:

                                June 30, 2001         December 31, 2000
                                -------------         -----------------
Leverage Capital                    11.1%                   11.6%
Tier 1 Risk Based Capital           15.8%                   15.3%
Total Risk Based Capital            17.0%                   16.4%


At June 30, 2001 and December 31, 2000, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

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

Total stockholders' equity of the Corporation was $159,920,000 at June 30, 2001 and $150,955,000 at December 31, 2000. The ratio of equity to assets was 11.1% at June 30, 2001 and 10.9% at December 31, 2000. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%. The following table summarizes the capital ratios of the Bank:


                                June 30, 2001       December 31, 2000
                                -------------       -----------------
Leverage Capital                    11.1%                  11.6%
Tier 1 Risk Based Capital           15.8%                  15.3%
Total Risk Based Capital            17.0%                  16.4%


At June 30, 2001 and December 31, 2000, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



    (a) The Annual Meeting of Shareholders of MBT Financial Corp. was held on May 17, 2001.

    (b) The following directors were elected to a new term of office:

                  Connie S. Cape
                  Ronald J. Gruber
                  Thomas M. Huner
                  Gerald L. Kiser
                  Ronald D. LaBeau
                  Rocque E. Lipford
                  William D. McIntyre, Jr.
                  Michael J. Miller
                  Richard A. Sieb
                  Philip P. Swy

    (c) The Annual Meeting of Shareholders of MBT Financial Corp. was held for the following purposes:

           1.  To Elect a Board of Directors for the ensuing year;
           2. To transact such other business as may properly come before the meeting or any adjournment thereof.

        The results of the voting are as follows:

               Proposal 1, Election of Directors:





                                                                                Withhold
                                                         For                    Authority
                                                   ----------------------------------------
               Connie S. Cape                        16,833,300                   146,381
               Ronald J. Gruber                      16,842,168                   137,513
               Thomas M. Huner                       16,834,720                   144,961
               Gerald L. Kiser                       16,794,160                   185,521
               Ronald D. LaBeau                      16,682,260                   297,421
               Rocque E. Lipford                     15,276,436                 1,703,245
               William D. McIntyre, Jr.              15,622,352                 1,357,329
               Michael J. Miller                     16,845,776                   133,905
               Richard A. Sieb                       16,922,032                    57,649
               Philip P. Swy                         16,848,708                   130,973


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

        3.2 Bylaws. Previously filed as Exhibit 3.2 to MBT Financial Corp.'s Form 10-K Annual Report for its fiscal year ended December 31, 2000, here incorporated by reference, has been modified by replacing Article II, Section 1, with the following:



                                   ARTICLE II

                            Meetings of Shareholders

                  Section 1. Annual Meeting. The annual meeting of the shareholders of this Corporation for the purpose of electing directors and transacting such other business as may come before the meeting, shall be held on the first Thursday of May in each year at such hour as may be designated on the call of said meeting, or on such other date as may be fixed by the Board of Directors by resolution from time to time.



    (b) Reports on Form 8-K

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



                                            MBT Financial Corp.
                                            -----------------------------------
                                            (Registrant)



August 14, 2001                             /s/ Ronald D. LaBeau
------------------                          -----------------------------------
Date                                        Ronald D. LaBeau
                                            President



August 14, 2001                             /s/ Eugene D. Greutman
------------------                          -----------------------------------
Date                                        Eugene D. Greutman
                                            Treasurer