Form 10-Q
period 2001-09-30
MBT FINANCIAL CORP
filed 2001-11-14
CIK 1118237

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes [X]
No  [ ]


As of November 13, 2001, 19,792,342 shares of the Corporation's Common Stock, No Par Value, were outstanding.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               MBT FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (UNAUDITED)


                                                                            September 30,           December 31,
                                                                              2001                    2000
                                                                              ----                    ----
ASSETS

Cash and due from banks                                                     $    42,019,478    $    39,540,039
Federal funds sold                                                               55,000,000         30,000,000
Investment securities-
    Held to maturity-
        Obligations of U.S. Government agencies (Market value of
            $64,120,283 and $143,619,761, respectively)                          63,525,721        145,789,314
        Obligations of states and political subdivisions (Market value of
            $130,832,368 and $134,663,547, respectively)                        126,827,992        132,006,403
        Other securities (Market value of $66,814,836 and
            $56,164,298, respectively)                                           66,740,082         56,188,317
    Available for sale-
        Obligations of U.S. Government agencies                                 133,406,217         13,190,799
        Other securities                                                         64,792,987        105,230,516
Loans                                                                           812,484,676        812,122,817
Allowance for loan losses                                                       (13,273,706)       (10,600,000)
Bank premises and equipment                                                      14,009,859         13,689,558
Other real estate owned                                                           3,226,859          2,672,624
Interest receivable and other assets                                             38,047,736         39,555,791
                                                                            ---------------    ---------------
        Total assets                                                        $ 1,406,807,901    $ 1,379,386,178
                                                                            ===============    ===============

LIABILITIES

Non-interest bearing demand deposits                                        $   118,579,061    $   132,388,525
Interest bearing demand deposits                                                 63,389,283         64,747,991
Savings deposits                                                                383,628,946        329,331,534
Other time deposits                                                             443,684,225        468,128,395
                                                                            ---------------    ---------------
        Total deposits                                                        1,009,281,515        994,596,445

Federal Home Loan Bank advances                                                 225,000,000        225,000,000
Interest payable and other liabilities                                            8,934,011          8,834,770
                                                                            ---------------    ---------------
        Total liabilities                                                     1,243,215,526      1,228,431,215
                                                                            ---------------    ---------------

STOCKHOLDERS' EQUITY

Common stock (no par value; 30,000,000 shares authorized,
    19,877,342 and 20,000,000 shares outstanding, respectively)                          --                 --
Surplus                                                                          60,734,630         62,500,000
Undivided profits                                                               100,677,783         92,084,279
Net unrealized gains (losses) on securities
    available for sale                                                            2,179,962         (3,629,316)
                                                                            ---------------    ---------------
        Total stockholders' equity                                              163,592,375        150,954,963
                                                                            ---------------    ---------------
        Total liabilities and stockholders' equity                          $ 1,406,807,901    $ 1,379,386,178
                                                                            ===============    ===============



The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                       Three Months Ended September 30,

                                                              2001          2000
                                                              ----          ----
INTEREST INCOME
Interest and fees on loans                                 $18,291,105   $18,202,192
Interest on investment securities-
        Obligations of U.S. Government agencies              3,694,052     3,099,456
        Obligations of states and political subdivisions     1,638,595     1,693,016
        Other securities                                     1,786,827     2,296,603
Interest on Federal funds sold                                  81,102        50,799
                                                           -----------   -----------
                        Total interest income               25,491,681    25,342,066
                                                           -----------   -----------

INTEREST EXPENSE
Interest on deposits                                         8,895,693    10,243,056
Interest on borrowed funds                                   3,251,204     2,615,347
                                                           -----------   -----------
                        Total interest expense              12,146,897    12,858,403
                                                           -----------   -----------

NET INTEREST INCOME                                         13,344,784    12,483,663

PROVISION FOR LOAN LOSSES                                    1,200,000     1,500,000
                                                           -----------   -----------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                             12,144,784    10,983,663
                                                           -----------   -----------
OTHER INCOME
Income from trust services                                     999,900       840,000
Service charges on deposit accounts                            698,558       526,994
Security gains                                                   3,102        32,949
Other                                                        1,038,210       564,983
                                                           -----------   -----------
                        Total other income                   2,739,770     1,964,926
                                                           -----------   -----------

OTHER EXPENSES
Salaries and employee benefits                               3,342,056     3,056,612
Occupancy expense                                              512,944       528,545
Other                                                        2,498,340     2,308,720
                                                           -----------   -----------
                        Total other expenses                 6,353,340     5,893,877
                                                           -----------   -----------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                                 8,531,214     7,054,712

PROVISION FOR INCOME TAXES                                   2,322,542     1,977,246
                                                           -----------   -----------
NET INCOME                                                 $ 6,208,672   $ 5,077,466
                                                           ===========   ===========
COMPREHENSIVE INCOME                                       $ 7,492,101   $ 6,359,783
                                                           ===========   ===========
BASIC EARNINGS PER SHARE (after deducting
preferred stock dividends)                                 $      0.31   $      0.25
                                                           ===========   ===========
DILUTED EARNINGS PER SHARE                                 $      0.31   $      0.25
                                                           ===========   ===========
COMMON STOCK DIVIDENDS DECLARED PER SHARE                  $      0.13   $      0.11
                                                           ===========   ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                         Nine Months Ended September 30,

                                                             2001            2000
                                                             ----            -----
INTEREST INCOME
Interest and fees on loans                                 $55,718,749   $51,562,475
Interest on investment securities-
        Obligations of U.S. Government agencies             10,171,006     9,364,603
        Obligations of states and political subdivisions     5,094,864     5,551,727
        Other securities                                     6,719,268     6,807,349
Interest on Federal funds sold                                 326,176       132,377
                                                           -----------   -----------
                        Total interest income               78,030,063    73,418,531
                                                           -----------   -----------

INTEREST EXPENSE
Interest on deposits                                        29,337,814    29,128,536
Interest on borrowed funds                                   9,661,307     6,991,595
                                                           -----------   -----------
                        Total interest expense              38,999,121    36,120,131
                                                           -----------   -----------

NET INTEREST INCOME                                         39,030,942    37,298,400

PROVISION FOR LOAN LOSSES                                    6,500,000     4,500,000
                                                           -----------   -----------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                             32,530,942    32,798,400
                                                           -----------   -----------

OTHER INCOME
Income from trust services                                   2,999,700     2,520,000
Service charges on deposit accounts                          2,035,372     1,575,566
Security gains                                                  50,383        26,602
Other                                                        3,061,722     1,881,635
                                                           -----------   -----------
                        Total other income                   8,147,177     6,003,803
                                                           -----------   -----------

OTHER EXPENSES
Salaries and employee benefits                              10,035,086     9,238,644
Occupancy expense                                            1,635,761     1,566,839
Other                                                        7,059,068     6,452,163
                                                           -----------   -----------
                        Total other expenses                18,729,915    17,257,646
                                                           -----------   -----------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                                21,948,204    21,544,557

PROVISION FOR INCOME TAXES                                   5,971,945     5,908,510
                                                           -----------   -----------
NET INCOME                                                 $15,976,259   $15,636,047
                                                           ===========   ===========
COMPREHENSIVE INCOME                                       $21,785,537   $14,794,274
                                                           ===========   ===========
BASIC EARNINGS PER SHARE (after deducting
      Preferred stock dividends)                           $      0.80   $      0.78
                                                           ===========   ===========
DILUTED EARNINGS PER SHARE                                 $      0.80   $      0.78
                                                           ===========   ===========
COMMON STOCK DIVIDENDS DECLARED PER SHARE                  $      0.37   $      0.26
                                                           ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          Nine Months Ended September 30,
                                                                             2001               2000
                                                                             ----               ----
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
Interest and fees received                                                $  77,677,235    $  74,540,012
Other income received                                                         8,096,793        5,977,201
Miscellaneous payments                                                       (1,013,219)      (3,430,780)
Interest paid                                                               (39,566,775)     (35,832,558)
Cash paid to employees and others                                           (17,330,367)     (28,660,749)
Income taxes paid                                                            (6,960,000)      (5,118,000)
                                                                          -------------    -------------
          Net cash provided by operating activities                          20,903,667        7,475,126
                                                                          -------------    -------------

CASH FLOWS PROVIDED BY (USED FOR)
INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held to maturity          568,870,776       86,420,688
Proceeds from maturities of investment securities available for sale         81,966,478       14,500,000
Proceeds from sales of investment securities available for sale              59,512,400       22,698,308
Net increase in loans                                                        (5,690,079)     (96,564,868)
Proceeds from sales of other real estate owned                                  909,819        1,339,737
Proceeds from sales of other assets                                              52,475           11,000
Purchase of investment securities held to maturity                         (445,818,962)     (53,731,357)
Purchase of investment securities available for sale                       (257,336,204)     (21,415,260)
Purchase of bank premises and equipment                                      (1,811,931)      (3,492,471)
                                                                          -------------    -------------
          Net cash provided by (used for) investing activities                  654,772      (50,234,223)
                                                                          -------------    -------------

CASH FLOWS PROVIDED BY (USED FOR)
FINANCING ACTIVITIES:
Net increase (decrease) in demand, interest bearing demand, and savings      39,129,240      (40,378,748)
deposits
Net increase (decrease) in other time deposits                              (24,444,170)      45,537,819
Net increase in Federal Home Loan Bank advances                                      --       50,000,000
Redemption of preferred stock                                                        --         (200,000)
Repurchase of common stock                                                   (1,765,370)              --
Dividends paid                                                               (6,998,700)      (6,005,200)
                                                                          -------------    -------------
          Net cash provided by financing activities                           5,921,000       48,953,871
                                                                          -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    27,479,439        6,194,774

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               69,540,039       37,829,665
                                                                          -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF NINE MONTHS                           $  97,019,478    $  44,024,439
                                                                          =============    =============

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net income                                                                $  15,976,259    $  15,636,047
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation                                                            1,491,631        1,312,673
      Provision for loan losses                                               6,500,000        4,500,000
      (Increase) decrease in net deferred Federal income tax asset            2,246,917       (1,140,053)
      Amortization of investment premium and discount                        (1,094,404)         375,077
      Net increase in interest payable and other liabilities                     99,241          416,310
      Net increase in interest receivable and other assets                     (738,862)     (15,185,475)
      Net increase (decrease) in deferred loan fees                             (94,581)         335,886
      Other                                                                  (3,482,534)       1,224,661
                                                                          -------------    -------------
          Net cash provided by operating activities                       $  20,903,667    $   7,475,126
                                                                          =============    =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Transfer of loans to other assets                                         $      80,000    $       9,000
                                                                          =============    =============
Transfer of loans to other real estate owned                              $   1,516,507    $     709,359
                                                                          =============    =============



The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                 Other                 Total
                                                             Undivided       Comprehensive          Stockholders'
                                          Surplus            Profits         Income (Loss)             Equity
                                       -------------     --------------      -------------         --------------
BALANCE
DECEMBER 31, 2000                      $  62,500,000     $   92,084,279      $  (3,629,316)         $ 150,954,963


ADD (DEDUCT)
Net income for the nine months                    --         15,976,259                 --             15,976,259
Dividends declared-
     Common ($.37 per share)                      --         (7,382,755)                --             (7,382,755)
Net unrealized gains on securities
     available for sale, net of tax               --                 --          5,809,278              5,809,278
Repurchase of common stock                (1,765,370)                --                 --             (1,765,370)
                                       -------------     --------------      -------------          -------------

BALANCE
SEPTEMBER 30, 2001                     $  60,734,630     $  100,677,783      $   2,179,962          $ 163,592,375
                                       =============     ==============      =============          =============




The accompanying notes to consolidated financial statements are an integral part of this statement.

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

2. EARNINGS PER SHARE
The calculation of net income per common share for the quarters ended September 30 is as follows:



                                             2001            2000
                                       ---------------   -------------
BASIC
   Net income                          $   6,208,672     $  5,077,466
   Less preferred dividends                        -                -
                                       -------------     ------------
   Net income applicable to common
    stock                              $   6,208,672     $  5,077,466
                                       -------------     ------------
   Average common shares outstanding      19,937,481       20,000,000
                                       -------------     ------------
   Net income per common shares -
    basic                              $        0.31     $       0.25
                                       =============     ============

                              MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


                                             2001            2000
                                       ---------------   -------------
DILUTED
   Net income                          $   6,208,672     $  5,077,466
   Less preferred dividends                        -                -
                                       -------------     ------------
   Net income applicable to common
    stock                              $   6,208,672     $  5,077,466
                                       -------------     ------------
   Average common shares outstanding      19,937,481       20,000,000
   Stock option adjustment                       631                -
                                       -------------     ------------
   Average common shares outstanding -
    diluted                               19,938,112       20,000,000
                                       -------------     ------------
   Net income per common shares -
    diluted                            $        0.31     $       0.25
                                       =============     ============


The calculation of net income per common share for the nine months ended September 30 is as follows:

                                             2001            2000
                                       ---------------   -------------
BASIC
   Net income                          $  15,976,259     $ 15,636,047
   Less preferred dividends                        -            5,200
                                       -------------     ------------
   Net income applicable to common
    stock                              $  15,976,259     $ 15,630,847
                                       -------------     ------------
   Average common shares outstanding      19,977,320       20,000,000
                                       -------------     ------------
   Net income per common share -
    basic                              $        0.80     $       0.78
                                       =============     ============



                                             2001            2000
                                       ---------------   -------------
DILUTED
   Net income                          $  15,976,259     $ 15,636,047
   Less preferred dividends                        -            5,200
                                       -------------     ------------
   Net income applicable to common
    stock                              $  15,976,259     $ 15,630,847
                                       -------------     ------------
   Average common shares outstanding      19,977,320       20,000,000
   Stock option adjustment                         -                -
                                       -------------     ------------
   Average common shares outstanding -
    diluted                               19,977,320       20,000,000
                                       -------------     ------------
   Net income per common shares -
    diluted                            $        0.80     $       0.78
                                       =============     ============

On January 2, 2001, the Corporation issued options for 13,834 shares of its common stock to its non-employee directors in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000. The options were granted at a price of $13.94, which was the fair market value of the Corporation's common stock on the date the options were granted. On July 1, 2000, the Corporation issued options for 126,600 shares of its common stock to certain key executives of the Bank in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000. The options were granted at the price of $18.125, which was the fair market value of the Corporation's common stock on the date the options were granted. The average market value of the common stock during the third quarter of 2001 was $14.61. The average market value of the common stock during the first nine months of 2001 was $13.90. The options granted on July 1, 2000 have an anti-dilutive effect on the calculations of earnings per share, and therefore have not been included.

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

Loans consist of the following (000s omitted):


                                        September 30,     December 31,
                                          2000               2000
                                        ------------------------------
Real estate loans                        $597,031          $547,286
Loans to finance agricultural
   production and other loans to
   farmers                                  3,232             2,832
Commercial and industrial loans           115,270           151,734
Loans to individuals for household,
    family and other personal
    expenditures                           98,360           111,504
All other loans (including overdrafts)        339               609
                                        ------------------------------
          Total loans, gross              814,232           813,965
          Less: Deferred loan fees          1,747             1,842
                                        ------------------------------
          Total loans, net of deferred
          loan fees                       812,485           812,123
          Less: Allowance for loan
          losses                           13,274            10,600
                                        ------------------------------
                                         $799,211          $801,523
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


                                        September 30,     December 31,
                                          2000               2000
                                        ------------------------------
Nonaccrual loans                        $   22,765        $  17,161
Loans 90 days past due                         282              193
Restructured loans                             606            1,057
                                        ------------------------------
    Total nonperforming loans           $   23,653        $  18,411

Other real estate owned                      2,424            2,673
Nonperforming investment securities            540              542
                                        ------------------------------
    Total nonperforming assets          $   26,617        $  21,626
                                        ==============================

Nonperforming assets to total assets          1.89%            1.57%
Allowance for loan losses to
    nonperforming assets                     49.87%           49.02%

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):


                                        September 30,     December 31,
                                          2000               2000
                                        ------------------------------
Balance beginning of year               $   10,600        $   9,900
Provision for loan losses                    6,500            6,298
Loans charged off                           (4,682)          (8,126)
Recoveries                                     856            2,528
                                        ------------------------------
Balance end of period                   $   13,274        $  10,600
                                        ==============================


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

On September 28, 2001, the Bank sold $17.6 million of its lease loan portfolio. On June 12, 2001, the Bank sold $6.8 million of its unsecured consumer credit card loans. The Allowance for Loan Losses on these loans sold was $410,000. As necessitated by changes in economic conditions and changes in the loan portfolio, the Bank allocated this amount to the remainder of the loan portfolio.

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

5. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of September 30, 2001 and December 31, 2000 (000's omitted):


                                             September 30,  2001           December 31, 2000
                                             -------------------           -----------------
                                          Amortized         Fair        Amortized       Fair
                                            Cost            value         Cost          value
                                          -------------------------     -----------------------
Held to Maturity
----------------
Obligations of U.S. Government Agencies    $   63,526    $  64,120      $  145,789   $  143,619
Obligations of States and Political
      Subdivisions                            126,828      130,832         132,007      134,664
Other Securities                               66,740       66,815          56,188       56,164
                                          -------------------------     -----------------------
                                           $  257,094    $ 261,767      $  333,984   $  334,447
                                          =========================     =======================

Available for Sale
------------------
Obligations of U.S. Government Agencies    $  131,811    $ 133,406      $   13,126   $   13,191
Other Securities                               63,034       64,793         110,879      105,230
                                          -------------------------     -----------------------
                                          $   194,845    $ 198,199      $  124,005   $  118,421
                                          =========================     =======================


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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

                                                        Contractual amount
                                                  ------------------------------
                                                  September 30,     December 31,
                                                      2000               2000
                                                   ------------------------------
Commitments to extend credit:
   Unused portion of commercial lines of credit    $   93,345         $  110,558
   Unused portion of credit card lines of credit        7,291             31,217
   Unused portion of home equity lines of credit       14,169             12,887
Standby letters of credit and financial guarantees
   written                                             18,236             16,942

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

7. OTHER INCOME
On September 28, 2001, the Bank sold a large portion of its lease loan portfolio to Key Corporate Capital, Inc. The value of the lease loans sold was $17.6 million. These loans were sold at a premium of $308,519, which is included in other income.

On June 12, 2001, the Bank sold a large portion of its portfolio of unsecured consumer credit card loans to TCM Bank, N.A. The value of the credit card loans sold was $6.8 million. These loans were sold at a premium of $681,302. Of that premium, $136,260 is held by TCM as a reserve for losses they may incur on these loans in the first year following the sale. Another $136,260 is held by the Bank as a reserve for losses TCM may incur during the one year period commencing on June 12, 2002. The remaining $408,782 premium is included in other income. If the losses incurred by TCM are less than the reserve set up for either of the two periods, the Bank will recognize that excess reserve as other income. Any losses incurred by TCM in excess of the reserve amount for either period will be recognized as losses by TCM.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements which are based on various assumptions (some of which are beyond the Corporation's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements, due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

The Corporation does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

The Corporation experienced a slight increase of $14.7 million in deposits since the beginning of the year, representing a 1.5% increase. Demand Deposits decreased $15.2 million while Savings Deposits increased $54.3 million and Other Time Deposits decreased $24.4 million. Due to the sales of $6.8 million in credit card loans and $17.6 million in lease loans, and the slowing local loan demand, Loans increased only $362,000 since the beginning of the year. The increase in deposits and the lack of loan growth resulted in increases of $2.9 million in investment securities and $25.0 million in Federal funds sold.

                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
A comparison of the income statements for the three months ended September 30, 2001 and 2000 shows a 7% increase in Net Interest Income. The largest interest income dollar change was in interest on Obligations of U.S. Government Agencies, increasing $595,000, or 19%. This increase was a result of an increase of $48 million, or 27%, in the average investment in these securities. The average yield on these investments decreased from 6.99% to 6.53%. Interest and Fees on Loans increased only $89,000, or less than 1%. Although average loans outstanding increased $75 million, the average yield on these loans decreased from 8.96% to 8.08%. In the twelve month period ended September 30, 2001, the prime lending rate decreased from 9.50% to 6.00%. This decrease in interest rates has caused new loan rates to drop and refinance activity to increase. This also has led to an increase in calls in our portfolio of Obligations of U.S. Government Agencies. We expect the decline in asset yields to continue through the fourth quarter, as the continuing economic weakness may result in further decreases in interest rates.

Average interest bearing deposits increased from $830 million to $898 million, while at the same time the average cost of these deposits decreased from 4.91% to 3.93%. The result was a modest decrease in Interest on Deposits of $1,347,000, or 13%. Average borrowed funds increased from $169 million to $226 million while the average cost of these borrowings decreased from 6.09% to 5.64%. The interest expense related to these borrowings increased $636,000. The borrowings were increased as the Bank expanded its leverage strategy, which utilizes Federal Home Loan Bank advances to fund investment in loans and securities. The rapid decline in interest rates over the past year allowed us an opportunity to lower the cost of our deposit sources of funds. While we do expect to continue to lower the cost of our deposit sources of funds through the end of the year, the cost of our borrowed funds will not decrease.

The Provision for Loan Losses decreased $300,000, or 20%. The Provision for Loan Losses was higher in 2000 as faster loan growth necessitated an increase in the Allowance for Loan Losses. Trust Income increased $160,000, or 19%, and Service Charges on Deposit Accounts increased $172,000, or 33%, as a result of fee increases implemented during the third quarter of 2000. Other Income increased $473,000, or 84%, as a result of the sale of a portion of the Bank's lease loan portfolio, which was sold at a profit of $309,000 in the third quarter of 2001.

Salaries and Employee Benefits increased $285,000, Occupancy Expense decreased $16,000, and Other Expenses increased $190,000, compared to the third quarter of 2000. These results were consistent with our expectations for the quarter.

As a result of the above activity, Income Before Provision for Income Taxes showed a significant increase of $1,477,000, or 21%. The Provision for Income Taxes increased $345,000, or 17%, and reflects our anticipated annual effective tax rate of 27.2%. Net Income increased $1,131,000, or 22%.

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
A comparison of the income statements for the nine months ended September 30, 2001 and 2000 shows a 5% increase in Net Interest Income. The largest interest income dollar changes were in Interest and Fees on Loans, increasing $4,156,000, or 8%, and interest on Obligations of U.S. Government Agencies, increasing $806,000, or 9%. The increase in Interest and Fees on Loans was the result of an increase of $104 million, or 14% in average loans outstanding. The average yield on these loans decreased from 8.84% to 8.37%. The increase in interest on Obligations of U.S. Government Agencies was the result of an increase of $24 million in the average investment in Obligations of U. S. Government Agencies. The average yield on these investments decreased from 6.96% to 6.68%. In the twelve month period ended September 30, 2001, the prime lending rate decreased from 9.50% to 6.00%. This decrease in interest rates has caused new loan rates to drop and refinance activity to increase. This also has led to an increase in calls in our portfolio of Obligations of U.S. Government Agencies. We expect the decline in asset yields to continue through the fourth quarter, as the continuing economic weakness may result in further decreases in interest rates.

Average interest bearing deposits increased from $831 million to $900 million, or 8%, while at the same time the average cost of these deposits decreased from 4.68% to 4.36%. The result was an increase in Interest on Deposits of only $209,000, or 1%. Average borrowed funds increased from $154 million to $226 million while the average cost of these borrowings decreased from 5.99% to 5.64%. The interest expense related to these borrowings increased $2,670,000. The borrowings were increased as the Bank expanded its leverage strategy, which utilizes Federal Home Loan Bank advances to fund investment in loans and securities. The rapid decline in interest rates over the past year allowed us an opportunity to lower the cost of our deposit sources of funds. While we do expect to continue to lower the cost of our deposit sources of funds through the end of the year, the cost of our borrowed funds will not decrease.

The Provision for Loan Losses increased $2.0 million, or 44% as the Allowance for Loan Losses was increased significantly in the first quarter of 2001. The Allowance for Loan Losses was increased $2.7 million, or 25% since December 31, 2000, in order to maintain its adequacy as the economy began to weaken and nonperforming loans increased. The Allowance for Loan Losses is now 1.63% of Loans, compared to 1.31% as of December 31, 2000. Nonperforming assets, which consist of nonaccrual loans, loans 90 days past due, restructured loans, other real estate owned, and investment securities in default, have increased from $21.6 million at December 31, 2000 to $26.6 million at September 30, 2001. Nonperforming assets decreased from $29.3 million at June 30, 2001 and $33.0 million at March 31, 2001. Nonaccrual loans account for $22.8 million of the nonperforming assets as of September 30, 2001. Nonaccrual loans secured by real estate are $14.3 million, or 54% of the nonperforming assets.

Trust Income increased $480,000, or 19%, as the result of increases in the fees charged for trust services, and Service Charges on Deposit Accounts increased $460,000, or 29%, as the result of increases in the fees charged. Since trust fees are assessed on the market value of trust accounts, the future growth in trust income may be impacted by the recent declines in asset values. Other Income increased $1,180,000, or 63%, which is attributable to the gain on the sale of a portion of the lease loan portfolio in the third quarter of 2001, the gain on the sale of a portion of the Bank's credit card portfolio in the second quarter of 2001, and the Bank Owned Life Insurance (BOLI) that was purchased in the third quarter of 2000. The gain on the sale of a portion of the lease loan portfolio was $309,000, the gain on the sale of the portion of the credit card portfolio was $408,000, and the amount of Other Income resulting from the BOLI in the nine months ended September 30, 2001 was $597,000.

Salaries and Employee Benefits increased $796,000, Occupancy Expense increased $69,000, and Other Expenses increased $607,000, compared to the first nine months of 2000. These results were consistent with our expectations for the nine month period.

As a result of the above activity, Income Before Provision for Income Taxes showed a slight increase of $404,000, or 2%. The Provision for Income Taxes increased $63,000, or 1%, and reflects our anticipated annual effective tax rate of 27.2%. Net Income increased $340,000, or 2%.

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

Total stockholders' equity of the Corporation was $163,592,000 at September 30, 2001 and $150,955,000 at December 31, 2000. The ratio of equity to assets was 11.6% at September 30, 2001 and 10.9% at December 31, 2000. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Bank:


                                        September 30,  2001   December 31, 2000
                                        -------------------   -----------------
Leverage Capital                             11.3%                  11.6%
Tier 1 Risk Based Capital                    16.4%                  15.2%
Total Risk Based Capital                     17.6%                  16.3%


At September 30, 2001 and December 31, 2000, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank's earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The market risk is monitored monthly. Although the interest rate environment has changed considerably over the first three quarters of 2001, the Bank's market risk has not changed significantly since year-end 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         10.5 Employment Agreement

                                    AGREEMENT

This is an Agreement (the "Agreement") made by and between. MBT Financial Corp., a Michigan Corporation ("MBT") and H. Douglas Chaffin ("Executive").

                                    RECITALS

WHEREAS, MBT is a bank holding company whose principal subsidiary is engaged in the business of banking and businesses incidental thereto.

WHEREAS, Executive possesses unique skills, knowledge and experience relating to the business of MBT.

WHEREAS, MBT desires to retain the future services of Executive, and, in that connection, Executive desires to be assured that, in the event of a change in the control of MBT, Executive will be provided with an adequate severance payment for termination without cause or as compensation for Executive's severance because of a material change in his duties and functions.

WHEREAS, MBT desires to be assured of the objectivity of Executive in evaluating a potential change of control and advising whether or not a potential change of control is in the best interest of MBT and its shareholders.

WHEREAS, MBT desires to induce Executive to remain in the employ of the Company following a change of control to provide for continuity of management.

NOW, THEREFORE, in consideration of the premises and of their mutual covenants expressed in this Agreement, the parties hereto make the following agreement, intending to be legally bound thereby:

SECTION 1 - DEFINITIONS.

A.    Board - "Board" shall mean the Board of Directors of MBT.
B. MBT -"MBT" means MBT Financial Corp., a Michigan corporation and the parent corporation of Monroe Bank & Trust.
C. Cause - "Cause" shall mean and be limited to Executive's (a) criminal dishonesty, (b) refusal to perform his duties on an exclusive and substantially full-time basis, (c) refusal to act in accordance with any specific substantive instructions given by Company with respect to Executive's performance of duties normally associated with his position prior to the Change in Control, or (d) engaging in conduct which could be materially damaging to Company without a reasonable good faith belief that such conduct was in the best interest of Company.
D. Change in Control - A "Change" in Control" shall result if, and shall be deemed to have occurred on the date of, a transaction pursuant to which:
      1. Any person or group (as such terms are used in connection with Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, of securities of MBT representing 35% or more of the combined voting power of MBT's then outstanding securities;

         provided that not withstanding anything in this definition of beneficial owner to the contrary, no person shall be deemed to be the beneficial owner of, or to beneficially own, any security beneficially owned by another person solely by reason of a revocable proxy given in response to a public proxy or consent solicitation or any agreement, arrangement or understanding with such other person relating to the solicitation of revocable proxies made pursuant to, and in accordance with, the applicable provisions of the General Rules and Regulations under the Exchange Act, provided that such other person retains the right at any time to withdraw from, revoke or terminate any such agreement, arrangement or understanding and further provided that such persons would not otherwise be deemed to be a group under Section 13(d) of the Exchange Act or otherwise be deemed to be acting in concert;
     2. A merger, consolidation, sale of assets, reorganization, or proxy contest is consummated and, as a consequence of which, members of the Board in office immediately prior to such transaction or event constitute less than a majority of the Board thereafter;
     3. During any period of 24 consecutive months, individuals who at the beginning of such period constitute the Board (including for this purpose any new director whose election or nomination for election by MBT's shareholders was approved by a vote of at least one-half of the directors then still in office who were directors at the beginning of such period) cease for any reason to constitute at least a majority of the Board; or
     4. A merger, consolidation or reorganization is consummated with any other corporation pursuant to which the shareholders of MBT immediately prior to the merger, consolidation or reorganization do not immediately thereafter directly or indirectly own more than fifty percent (50%) of the combined voting power of the voting securities entitled to vote in the election of directors of the merged, consolidated or reorganized entity.
     Notwithstanding the foregoing, no trust department or designated fiduciary or other trustee of such trust department of MBT or a subsidiary of MBT, or other similar fiduciary capacity of MBT with direct voting control of the stock shall be treated as a person or group within the meaning of Change in Control as defined herein. Further, no profit-sharing, employee stock ownership, employee stock purchase and savings, employee pension, or other employee benefit plan of MBT or any of its subsidiaries, and no trustee of any such plan in its capacity as such trustee, shall be treated as a person or group within the meaning of Change in Control as defined herein.
E. Code - "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.
F. Company - "Company" means MBT, Monroe Bank & Trust and all other members of MBT's Affiliated Group, over which Executive has managerial control, as the term "Affiliated Group" is defined in Section 1504 of the Code, and shall include any predecessor or successor corporations of the Company and its Affiliated Group.
G. Compensation - "Compensation" shall mean the sum of employee base salary plus any cash bonuses for the last whole calendar year preceding Executive's termination of employment. Compensation shall not include any amount, other than base salary and cash bonuses, included in Executive's taxable compensation for federal income tax purposes and reported to Executive and Internal Revenue Service ("IRS") such as the reporting of previously deferred compensation or gain realized upon exercise of any non qualified stock options.
H.   Exchange Act - "Exchange Act" means the Securities Exchange Act of 1934.


SECTION 2 - TERM OF AGREEMENT.

This Agreement shall terminate on the date which is the latest of: (i) Company's payment of any amounts due under Section's 4 and 6, (ii) the performance of Executive's obligations under Section 9 hereof, and (iii) the earliest of:

     1.  The date this Agreement is mutually rescinded;
     2.  The date which is two (2) years after the date of a Change in Control.
     3. Before a Change in Control, on the date which Monroe Bank & Trust, or any other member of the Company's Affiliated Group, and over which Executive has managerial control, which is a depository institution which is insured by an agency of any state or the United States Federal
         Government:
         a.  becomes insolvent; or
         b.  has appointed any conservator or receiver; or
         c. is determined by an appropriate federal banking agency to be in a troubled condition, as defined in the applicable law and regulations; or
         d. is assigned a composite rating of 4 or 5 by the appropriate federal banking agency or is informed in writing by the Federal Deposit Insurance Corporation that it is rated a 4 or 5 under the Uniform Financial Institution's Rating System of the Federal Financial Institutions Examination Council; or
         e. has initiated against it by the Federal Deposit Insurance Corporation a proceeding to terminate or suspend deposit insurance; or
         f. reasonably determines in good faith and with due care that the payments called for under this Agreement, or the obligations and promises assumed and made under this Agreement have become proscribed under applicable law or regulations. Provided, however, if such law or regulations apply prospectively only, or for some other reason do not apply to this Agreement, then this Agreement shall not be deemed by Company to be proscribed.

SECTION 3 - REDUCTION IN COMPENSATION PROSCRIBED AFTER A CHANGE IN CONTROL.
From the date of a Change in Control to the date of termination of this Agreement Executive shall receive as compensation, while still employed by Company, a salary at a rate no less than the highest rate in effect during the one-year period before the Change in Control, and shall, in addition, be entitled to receive a bonus equal to at least the average of the last three years bonuses paid before the Change in Control. In addition, during such period, the Company shall pay and provide for Executive at no cost to Executive, all of his then-current fringe benefits, including but not limited to health, disability, dental, life insurance and club memberships, all of which shall be at levels and amounts no less favorable than levels and amounts in effect as of the Change in Control.

SECTION 4 - PAYMENTS DUE AFTER A CHANGE IN CONTROL.
A. If during the term of this Agreement and after the date of a Change in Control, Executive is discharged without Cause or Executive resigns because he has: (i) been demoted, (ii) had his compensation reduced, (iii) had his principal place of employment transferred away from Monroe County, Michigan, or a county contiguous thereto, or (iv) had his job title, status or responsibility materially reduced, then the Company shall make the payments to Executive set forth in subsection D of this Section 4.
B. If Executive voluntarily terminates employment not earlier than six (6) months and not later than nine (9) months following a Change in Control, then the Company shall make the payments to Executive set forth in subsection D of this Section 4.
C. If Executive is discharged by Company other than for Cause and there is a Change in Control within two years following the discharge, then the Company shall make the payments to Executive set forth in subsection D of this Section 4.
D. In the event of the termination of Executive's employment as described in A, B or C above, Executive shall be entitled to receive a cash payment equal to one (1) year of Compensation. The payment required shall be paid at the end of the first month commencing after the Executive's termination of employment in the case of a benefit entitlement under Subsection A, or B above. In the event of termination of employment as described in C above, payment shall be made immediately upon the Change in Control. If Executive's employment is terminated as described in Subsection A or Subsection B above, then in addition to the above cash payment(s), Company shall continue at no cost to Executive for the term of the Benefit Period as defined below, Executive's coverage in Company's health, disability, dental, life insurance and club memberships at the same levels that had been provided immediately prior to his termination of employment. The Benefit Period shall commence on the date of termination of the Executive's employment and shall end on the last day of the 12th consecutive whole month thereafter.

     In the event Executive dies before collecting all amounts and benefits due under this Section, any payments owing shall be paid to the person or persons as stated in the last designation of beneficiary concerning this Agreement signed by Executive and filed with Company, and if not, then to the personal representative of Executive.

     The payments and benefits provided for herein are in lieu of compensation, benefits or amounts the Executive might otherwise be entitled to under the Company's severance policy or otherwise payable by the Company be reason of termination of employment.
E. In the event the payments required under this Agreement, when added together with any other amounts required to be included by Executive under the provisions of the Code, result in an "Excess Parachute Payment," as that term is defined in Section 280G of the Code, then the amount of the payments provided for in this agreement shall be increased in an amount equal to 250% of any excise tax imposed under Section 4999 (or any successor thereto) of the Code and otherwise payable by the Executive.
F. Any subsequent employment by Executive shall not reduce the obligation of the Company to make the full payments and provide the full benefits specified herein and Executive shall have no obligation to seek other employment or otherwise mitigate the effect of his discharge from employment.

SECTION 5 - QUALIFIED AND NON-QUALIFIED RETIREMENT PENSION PLANS.
Nothing in this Agreement shall reduce any pension benefits or benefits from other qualified or non-qualified retirement plans maintained by Company to which Executive is otherwise entitled without regard to this Agreement.

SECTION 6 - PROVISION FOR OUTPLACEMENT SERVICES.
In the event of the termination of employment of Executive requiring the payments specified in Section 4 of this Agreement, Executive shall be entitled to six months of out-placement services following termination of employment. Such services shall include employment counseling, resume services, executive placement services and similar services generally provided to executives by professional executive out placement service providers. All costs of such out placement services shall be paid for by the Company.

SECTION 7 - ARBITRATION.
Subject to the Company's right to seek injunctive relief under Section 9 of this Agreement, the parties hereto agree to arbitrate any issue, misunderstanding, disagreement or dispute in connection with the terms in effect in this Agreement in accordance with the Rules of the American Arbitration Association, before one arbitrator mutually agreeable to the parties. If either party determines that the parties have been unable to agree upon one arbitrator, then such party may appoint one arbitrator and require the other party to appoint a second arbitrator. Whereupon, the two appointed arbitrators shall appoint a third neutral arbitrator. If the arbitrators selected by the parties are unable or fail to agree upon the third arbitrator, the American Arbitration Association shall select the third arbitrator. Failure by a party to either (i) accept as mutually agreeable, or (ii) appoint an arbitrator, within 30 days of receipt of notice of the appointment of an arbitrator by the other party, shall be deemed as acceptance of arbitration by such single arbitrator. The arbitration shall occur in Monroe, Michigan, or such other place as mutually agreed upon. The prevailing party shall be entitled to recover any and all costs associated with any arbitration proceeding (and any subsequent proceeding to enforce rights thereunder) including the recovery of reasonable attorneys fees. Judgement on the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof.

SECTION 8 - RIGHT TO OTHER BENEFITS.
Except as otherwise specified herein, nothing in this Agreement shall abridge, eliminate, or cause Executive to lose Executive's right or entitlement to any other Company benefit to which Executive may be entitled due to his status as an employee under any plan or policy of Company on such terms and conditions as are required of any employee under any plan or policy of Company. Further, nothing in this Agreement shall create in Executive any greater rights or entitlements, except as specified in this Agreement. The plans and policies referred to in this Section 8 include, but are not limited to, life insurance plans, dental, disability or health insurance benefits, severance policies, club memberships, and accrued vacation pay.

SECTION 9 - NONCOMPETITION AND NONSOLICITATION AGREEMENT AND BUSINESS
PROTECTION.
Notwithstanding anything to the contrary contained elsewhere in this Agreement:
A.   Noncompetition Agreement and Nonsolicitation Agreement
     1. In view of Executive's importance to the success of the Company, Executive and Company agree that the Company would likely suffer significant harm from Executive's competing with Company during Executive's term of employment with Company and for some period of time thereafter. Accordingly, Executive agrees that Executive shall not engage in competitive activities while employed by Company and during the Restricted Period. Executive shall be deemed to engage in competitive activities if he shall, without the prior written consent of the Company, (i) in Monroe County, Michigan and counties contiguous thereto (including the municipalities therein), render services directly or indirectly, as an employee, officer, director, consultant, advisor, partner or otherwise, for any organization or enterprise which competes directly or indirectly with the business of Company or any of its affiliates in providing financial products or services (including, without limitation, banking, insurance, or securities products or services) to consumers and businesses, or (ii) directly or indirectly acquires any financial or beneficial interest in (except as provided in the next sentence) any organization which conducts or is otherwise engaged in a business or enterprise in Monroe County, Michigan, and counties contiguous thereto (including all municipalities therein) which competes directly or indirectly with the business of Company or any of its affiliates in providing financial products or services (including, without limitation, banking, insurance or securities products or services) to consumers and businesses. Notwithstanding the preceding sentence, Executive shall not be prohibited from owning less that 1 percent of any publicly traded corporation, whether or not such corporation is in competition with Company. For purposes of this paragraph 9 the term "Restricted Period" shall equal one year, commencing as of the date of Executive's termination of employment.
     2. While employed by Company and for a period of one (1) year following Executive's termination of employment with Company, Executive agrees that Executive shall not, in any manner, directly or indirectly, (i) solicit by mail, by telephone, by personal meeting, or by any other means, either directly or indirectly, any customer or prospective customer of Company to whom Executive provided services, or for whom Executive transacted business, or whose identity become known to Executive in connection with Executive's services to Company (including employment with or services to any predecessor or successor entities), to transact business with a person or an entity other than the

     Company or its affiliates or reduce or refrain from doing any business with the Company or its affiliates or (ii) interfere with or damage (or attempt to interfere with or damage) any relationship between Company or its affiliates and any such customer or prospective customer. The term "solicit" as used in this Agreement means any communication of any kind whatsoever, inviting, encouraging or requesting any person to take or refrain from taking any action with respect to the business of Company and its subsidiaries.
3. While employed by Company and for a period of one (1) year following Executive's termination of employment with Company, Executive agrees that Executive shall not, in any manner, directly or indirectly, solicit any person who is an employee of Company or any of its affiliates to apply for or accept employment or a business opportunity with any other person or entity.
4. The parties agree that nothing herein shall be construed to limit or negate the common law of torts or trade secrets where it provides broader protection than that provided herein.

B.   Confidential Information
Executive has obtained and may obtain confidential information concerning the businesses, operations, financial affairs, organizational and personnel matters, policies, procedures and other non-public matters of Company and its affiliates, and those of third-parties that is not generally disclosed to persons not employed by Company or its subsidiaries. Such information (referred to herein as the "Confidential Information") may have been or may be provided in written form or orally. Executive shall not disclose to any other person the Confidential Information at any time during his employment with Company or after the termination of his employment, provided that Executive may disclose such Confidential Information only to a person who is then a director, officer, employee, partner, attorney or agent of Company who, in Executive's reasonable good faith judgment, has a need to know the Confidential Information.

C.   Remedies
     1.  Executive acknowledges that a violation on Executive's part of this
         Section 9 would cause immeasurable and irreparable damage to Company. Accordingly, Executive agrees that notwithstanding Section 7 hereof, Company shall be entitled to injunctive relief in any court of competent jurisdiction for any actual or threatened violation of any of the provisions of this Section 9, in addition to any other remedies it may have.
     2. In addition to Company's right to seek injunctive relief as set forth in subparagraph 1 above of this Section 9.C, in the event that Executive shall violate the terms and conditions of this Section 9, Company may: (i) make a general claim for damages and (ii) terminate any payments or benefits payable by Company, if applicable, to Executive.
     3. The Board shall be responsible for determining whether Executive shall have violated this Section 9, and in the absence of Executive's ability to show that the Board has acted in bad faith and without fair dealing, such decision will be final and binding. Upon the request of Executive, the Company shall provide an advance opinion as to whether a proposed activity would violate the provisions of this Agreement.

SECTION 10 - NOTICE AND PAYMENTS.
All payments required or permitted to be made under the provisions of this Agreement, and all notices and other communications required or permitted to be given or delivered under this Agreement to Company or to Executive, which notices or communications must be in writing, shall be deemed to have been given if delivered by hand, or mailed by first-class mail, addressed as follows:

A.    If to Company:

     MBT Financial Corp
     102 E. Front Street
     Monroe, MI  48161
     Attn:  Chairman, Compensation Committee

B.   If to Executive: H. Douglas Chaffin
                      c/o MBT Financial Corp
                      102 E. Front Street
                      Monroe, MI  48161

Company or Executive may, by notice given to the other from time to time and at any time, designate a different address for making payments required to be made, and for the giving of notices or other communications required or permitted to be given, to the party designating such new address.

SECTION 11 - PAYROLL TAXES.
Any payment required or permitted to be made or given to Executive under this Agreement shall be subject to the withholding and other requirements of applicable laws, and to the deduction requirements of any benefit plan maintained by Company in which Executive is a participant, and to all reporting, filing and other requirements in respect of such payments, and Company shall use it best efforts promptly to satisfy all such requirements.

SECTION 12 - GOVERNING LAW.
This Agreement shall be governed by and construed in accordance with the laws of the State of Michigan.

SECTION 13 - DUPLICATE ORIGINALS.
This Agreement may be executed in one or more counterparts, each of which shall be deemed to be a duplicate original, but all of which, taken together, shall constitute a single instrument.

SECTION 14 - CAPTIONS.
The captions contained in this Agreement are included only for convenience of reference and do not define, limit, explain or modify this Agreement or its interpretations, construction or meaning and are in no way to be construed as a part of this Agreement.

SECTION 15 - SEVERABILITY.
If any provision of this Agreement or the application of any provision to any person or any circumstances shall be determined to be invalid or unenforceable, such provision or portion thereof shall nevertheless be effective and enforceable to the extent determined reasonable. Such determination shall not affect any other provision of this Agreement or the application of said provision to any other person or circumstance, all of which other provisions shall remain in full force and effect, and it is the intention of Company and Executive that if any provision of this Agreement is susceptible of two or more constructions, one of which would render the provision enforceable and the other or others of which would render the provisions unenforceable, then the provisions shall have the meaning which renders it enforceable.

SECTION 16 - NUMBER AND GENDER.
When used in this Agreement, the number and gender of each pronoun shall be construed to be such number and gender as the context, circumstances or its antecedent may require.

SECTION 17 - SUCCESSOR AND ASSIGNS.

This Agreement shall inure to the benefit of and be binding upon the successors and assigns (including successive, as well as immediate, successors and assigns) of Company; provided, however, that Company may not assign this Agreement or any of its rights or obligations hereunder to any party other than a corporation which succeeds to substantially all of the business and assets of Company by merger, consolidation, sale of assets or otherwise. This Agreement shall inure to the benefit of and be binding upon the successor and assigns (including successive, as well as immediate, successors and assigns) of Executive; provided, however, that the right of Executive under this Agreement may be assigned only to his personal representative or trustee or by will or pursuant to applicable laws of descent and distribution.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed on and to be effective on July 30, 2001.

In the Presence of:                                Executive

/s/ Bonnie S. Snyder                               /s/ H.Douglas Chaffin
--------------------                               ---------------------
Bonnie S. Snyder                                   H. Douglas Chaffin

/s/ James E. Morr
-----------------
James E. Morr

In the Presence of:                                MBT Financial Corp.

/s/ Bonnie S. Snyder                               /s/ Ronald D. LaBeau
--------------------                               --------------------
Bonnie S. Snyder                                   Ronald D. LaBeau
                                                   President

/s/ James E. Morr
-----------------
James E. Morr

    (b) Reports on Form 8-K

        MBT Financial Corp. filed the following reports on Form 8-K since the end of 2000:


        Date of Event Reported              Event Reported
        ----------------------              --------------
        April 13, 2001                      Item 9 - Regulation FD Disclosure, First Quarter
                                            Earnings announcement
        August 16, 2001                     Item 5 - Other Events, Updated Description of Common Shares

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             MBT Financial Corp.
                                             -----------------------------
                                             (Registrant)



November 14, 2001                            /s/ Ronald D. LaBeau
----------------------                       -----------------------------
Date                                         Ronald D. LaBeau
                                             President

November 14, 2001                            /s/ Eugene D. Greutman
----------------------                       -----------------------------
Date                                         Eugene D. Greutman
                                             Treasurer