Form 10-K
period 2001-12-31
MBT FINANCIAL CORP
filed 2002-04-01
CIK 1118237

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         Annual Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

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

Securities registered pursuant to section 12(g) of the Act: Common Stock, No Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X   NO
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Bank's knowledge, in a definitive proxy statement incorporated by reference in Part III of the Form 10-K or any of the amendments of this Form 10-K. [ ].

As of March 27, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $285,106,332.

As of March 27, 2002, there were 19,730,542 shares of Common Stock outstanding.

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

Monroe Bank & Trust provides customary retail and commercial banking and trust services to its customers, including checking and savings accounts, time deposits, safe deposit facilities, commercial loans, personal loans, real estate mortgage loans, installment loans, IRAs, ATM and night depository facilities, treasury management services, telephone and internet banking, personal trust, employee benefit and investment management services. Monroe Bank & Trust's service areas are comprised of Monroe and Wayne counties in Southern Michigan.

Monroe Bank & Trust's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to applicable legal limits and Monroe Bank & Trust is supervised and regulated by the FDIC and Michigan Office of Financial and Insurance Services Division of Financial Institutions.

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

EMPLOYEES
MBT Financial Corp. has no employees other than its three officers, each of whom is also an employee and officer of Monroe Bank & Trust and who serve in their capacity as officers of MBT Financial Corp. without compensation. As of December 31, 2001, Monroe Bank & Trust had 317 full-time employees and 22 part-time employees. Monroe Bank & Trust provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services, a 401(k) plan and a Money Purchase Pension Plan.

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




          Item 4. Submission of Matters to a Vote of Security Holders.


NONE

                                     Part II

      Item 5. Market for the Registrant's Common Stock and Related Security
                                 Holder Matters


Common stock consists of 19,752,542 shares with a book value of $8.19. In 2000, Monroe Bank & Trust reorganized into a one-bank holding company. This reorganization resulted in an increase of 10,000,000 shares outstanding as each share of Monroe Bank & Trust was exchanged for two shares of MBT Financial Corp. Certain trading price information, as well as information on dividends declared, have been restated to reflect the reorganization. Dividends declared on common stock during 2001 amounted to $.50 per share. The common stock is traded over the counter on the Electronic Bulletin Board under the symbol MBTF. Below is a schedule of the high and low trading price for the past two years by quarter. These prices represent those known to Management, but do not necessarily represent all transactions that occurred.

                           2001                              2000
                   High              Low             High             Low
------------------------------------------------------------------------------
1st quarter     $     16.50       $     12.63     $     21.31     $     16.69
2nd quarter     $     13.99       $     12.50     $     19.00     $     17.88
3rd quarter     $     15.59       $     13.43     $     20.25     $     15.75
4th quarter     $     14.50       $     13.50     $     17.00     $     12.50


Dividends declared during the past three years on a quarterly basis were as follows:

                                2001          2000           1999
--------------------------------------------------------------------------------
          1st quarter           $ .11         $.075          $ .06
          2nd quarter           $ .13         $.075          $ .075
          3rd quarter           $ .13         $.11           $ .075
          4th quarter           $ .13         $.11           $ .15

On February 29, 2000, Monroe Bank & Trust redeemed its preferred stock. Preferred stock consisted of 2,000 shares with a par value of $100 per share. Dividends paid on preferred stock during 2000 amounted to $2.60 per share. At December 31, 2001 the Corporation's surplus account was $58,988,726 and undivided profits account was $104,055,944. Total stockholders' equity was reduced by the amount of net unrealized losses on securities available for sale of $1,314,526.

As of December 31, 2001, the number of common stockholders was 1,320. Management's present expectation is that dividends will continue to be paid in the future.

                         Item 6. Selected Financial Data

The selected financial data for the five years ended December 31, 2001 are derived from the audited Consolidated Financial Statements of the Corporation. The financial data set forth below contains only a portion of our financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA

                                      2001              2000             1999              1998              1997
------------------------------------------------------------------------------------------------------------------------
Interest Income                 $   101,324,488    $   99,569,664    $   83,178,881    $   77,766,275    $   71,952,004
Interest Expense                     49,535,345        49,680,992        38,290,421        34,203,473        31,455,077
------------------------------------------------------------------------------------------------------------------------
Net Interest Income                  51,789,143        49,888,672        44,888,460        43,562,802        40,496,927
Provision for Loan Losses             7,399,901         6,298,461         9,388,041         3,217,544         2,165,926
------------------------------------------------------------------------------------------------------------------------
Net Interest Income
  after Provision for
  Loan Losses                        44,389,242        43,590,211        35,500,419        40,345,258        38,331,001
Other Income                         10,650,797         8,708,702         6,920,016         6,964,982         4,296,142
Other Expenses                       24,809,286        23,094,206        20,143,741        25,447,771        18,706,896
------------------------------------------------------------------------------------------------------------------------
Income before Provision
  for Income Taxes                   30,230,753        29,204,707        22,276,694        21,862,469        23,920,247
Provision for
  Income Taxes                        8,306,553         8,031,184         5,207,362         5,301,810         6,067,965
------------------------------------------------------------------------------------------------------------------------
Net Income                      $    21,924,200    $   21,173,523    $   17,069,332    $   16,560,659    $   17,852,282
------------------------------------------------------------------------------------------------------------------------
Dividends Declared per Share-

  Preferred Stock               $            -     $         2.60    $         4.50    $         4.50    $         4.50
------------------------------------------------------------------------------------------------------------------------
  Common Stock(*)               $           .50    $          .37    $          .36    $          .29    $         .245
------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Common
  Share, after Deducting
  Preferred Stock Dividends(*)  $          1.10    $         1.06    $         0.85    $         0.83    $         0.89
------------------------------------------------------------------------------------------------------------------------
Diluted Earnings per
  Common Share(*)               $          1.10    $         1.06    $         0.85    $         0.83    $         0.89
------------------------------------------------------------------------------------------------------------------------
Total Assets at Years
  Ended December 31             $ 1,394,167,752    $1,379,386,178    $1,216,476,583    $1,075,268,496    $  941,017,915
------------------------------------------------------------------------------------------------------------------------

(*) Per-share amounts are based upon 19,933,580 average common shares outstanding for 2001 and 20,000,000 average common shares outstanding for 1997 through 2000. The reorganization into a one-bank holding company in 2000 resulted in an exchange of Monroe Bank & Trust stock for MBT Financial Corp. stock. The exchange rate was two shares of MBT Financial Corp. for each share of Monroe Bank & Trust, causing an increase of 10,000,000 shares outstanding. All per-share amounts have been restated to reflect this transaction.

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

Earnings increased slightly in 1999, as Net Income increased $508,673, or 3%. Net Interest Income increased $1,325,658, or 3% as the Federal Reserve increased managed interest rates three times, by a total of 0.75% in the second half of the year. Two significant investment strategies that were developed to increase Net Interest Income were deployed by the Bank in the second half of 1999. The first involved reinvesting the maturities of short term Held to Maturity Other Securities into Held to Maturity Obligations of U.S. Government Agencies. As a result, Held to Maturity Other Securities decreased $53,577,661, or 86% and Held to Maturity Obligations of U.S. Government Agencies increased $74,513,446, or 98%. The second strategy deployed involved the use of Federal Home Loan Bank advances to fund a portfolio of three to ten year, non-callable corporate bonds. This resulted in the creation of the $96,794,073 Available for Sale Other Securities portfolio. Net Loans showed a slight increase of $13,576,076, or 2%, as rising interest rates and increased competition affected our loan volume. We experienced a small increase in real estate loans, a small decrease in commercial and industrial loans, and a significant increase in loans to individuals for household, family, and other personal expenditures. The loan growth was funded primarily by a 3% increase in deposits. We increased our Provision for Loan Losses $6,170,497, or 192%, and loans charged off, net of recoveries, increased $8,270,497, or 357% as we recognized losses on several large non-performing commercial and industrial loans. This resulted in a decrease of $1,200,000, or 11%, in the Allowance for Loan Losses. Salaries and Employee Benefits decreased 37% due to the charges related to the deferred compensation plan in 1998. Income Before Provision for Income Taxes increased $414,225, or 2%, compared to 1998, and with the slight increase in investment in Obligations of States and Political Subdivisions, the Provision for Income Taxes decreased $94,448, or 2%. The effective tax rate was 23.4% in 1999.

In 2000, Net Income increased significantly as the Corporation produced record earnings. Net Income increased $4,104,191, or 24%, compared to 1999, as interest rates continued to rise. Deposits showed a small increase of 5%, as most of the asset growth was funded by an increase of $100,000,000, or 80%, in advances from the Federal Home Loan Bank. We experienced a significant increase of 16% in Net Loans as the local economy continued its expansion. Most of the loan growth was in loans secured by real estate, which increased 25%. Loans to individuals for household, family, and other personal expenditures increased 4%, and commercial and industrial loans decreased 4%. We increased our Allowance for Loan Losses $700,000 over the prior year-end, as necessitated by the increase in Net Loans. Income Before Provision for Income Taxes increased $6,928,013, or 31%, compared to 1999, but with a smaller average percentage investment in Obligations of States and Political Subdivisions in 2000, the Provision for Income Taxes showed a large increase of $2,823,822, or 54%. The effective tax rate increased from 23.4% to 27.5%.

Despite the slowdown in economic activity in 2001, we experienced our second consecutive record earnings year as Net Income increased $750,677, or 4%, compared to 2000. Deposits increased less than 1% and Total Assets increased only 1%. Net Loans showed a slight decrease of 3% as commercial and industrial loans decreased 34% and loans to individuals for household, family, and other personal expenditures decreased 19%. Real estate loans showed a small increase of 9%. Although Total Loans decreased, we increased our Allowance for Loan Losses $2,400,000. This increase was necessary as the weak economic conditions impacted the credit quality of many of our customers. Income Before Provision for Income Taxes increased $1,026,046, or 4%, compared to 2000, and with a slight increase in our investment in Obligations of States and Political Subdivisions, our Provision for Income Taxes increased only $275,369, or 3%. The effective tax rate remained at 27.5% in 2001.

Earnings for the Bank are usually highly reflective of the Net Interest Income. In 1999, interest rates increased in the third and fourth quarters, but with the large decrease in Salaries and Employee Benefits, and the increase in Provision for Loan Losses, Net Income increased 3%. In 2000, interest rates continued to climb, with the prime rate increasing 100 basis points in the first half of the year. Interest income increased $16.4 million, or 20% compared to 1999 and interest expense increased $11.4 million, or 30%. As a result, Net Interest Income increased $5.0 million, or 11% over 1999. Along with a moderating Provision for Loan Losses, non-interest income increasing significantly and non-interest expense increasing only modestly, the result was a significant increase in Net Income. In 2001, the Federal Open Market Committee of the Federal Reserve attempted to prevent a recession by lowering the Federal Funds target rate 11 times, for a total of 475 basis points. Interest income increased only $1.8 million and interest expense decreased $146,000, compared to 2000. As a result, Net Interest Income increased $1.9 million, or 4%. The Provision for Loan Losses increased $1.1 million, as the Allowance for Loan Losses was increased. Non-interest income increased $1.9 million and non-interest expense increased $1.7 million. Income from trust services declined modestly due to a large amount of estate settlement fees collected by the trust department in 2000 and the declining market value of trust assets in 2001. The large increase in service charges on deposit accounts was the result of increases in the rates charged for deposit services and the implementation of new programs for overdrafts. Other non-interest income increased due to increased fees on mortgage originations and gains on the sales of portions of the consumer credit card and commercial lease loan portfolios. These sales resulted in a gain of $717,000. The increase in non-interest expense was primarily the result of an increase in Salaries and Employee Benefits as staffing continued to increase in several areas. The small increase in Net Interest Income, along with the significant increases in Provision for Loan Losses and non-interest income, and the small increase in non-interest expense, resulted in a small increase in Net Income. Average cost of interest bearing deposits was 4.4%, 4.8%, and 4.1% for 1999, 2000, and 2001, respectively. The table below shows selected financial ratios for the same three years.

                                                           2001         2000          1999
                                                           ----         ----          ----
         Return on Average Assets                           1.6%         1.7%          1.5%

         Return on Average Equity                          13.7%        14.4%         12.0%

         Dividend Payout Ratio                             45.4%        34.9%         42.4%

         Average Equity to Average Assets                  11.3%        11.5%         12.6%

The following table shows average daily balances, interest income or expense amounts, and the resulting average rates for interest earning assets and interest bearing liabilities for the last three years. Also shown are the net interest income, total interest rate spread, and the net interest margin for the same periods.

                                                              Years Ended December 31,
                                     -------------------------------------------------------------------------
                                                       2001                                2000
                                     -------------------------------------   ---------------------------------
                                        Average    Interest                   Average   Interest
                                         Daily      Earned      Average        Daily     Earned      Average
    (Dollars in Thousands)              Balance     or Paid      Yield        Balance    or Paid      Yield
    ----------------------           -------------------------------------   ---------------------------------
Investments
   Obligations of US
      Government Agencies                203,450      13,081      6.43%       174,266     12,169       6.98%
   Obligations of States &
      Political Subdivisions(1)          127,640       6,822      5.34%       137,200      7,302       5.32%
   Other Securities                      148,648       8,705      5.86%       123,032      9,145       7.43%
                                     -------------------------------------------------------------------------
Total Investments                        479,738      28,608      5.96%       434,498     28,616       6.59%
                                     -------------------------------------------------------------------------

Loans
   Commercial                            520,498      43,307      8.32%       468,417     43,860       9.36%
   Mortgage                              191,752      16,356      8.53%       179,427     14,867       8.29%
   Consumer                              128,122      12,606      9.84%       120,853     11,917       9.86%
                                     -------------------------------------------------------------------------
Total Loans(2)                           840,372      72,269      8.60%       768,697     70,644       9.19%

Federal Funds Sold                        12,968         447      3.45%         4,861        310       6.38%
                                     -------------------------------------------------------------------------
Total Interest Earning Assets          1,333,078     101,324      7.60%     1,208,056     99,570       8.24%

Cash & Due From Banks                     34,200                               34,215
Interest Receivable and Other Assets      43,137                               30,737
                                     -----------                          -----------
Total Assets                           1,410,415                            1,273,008
                                     ===========                          ===========

Savings Accounts                         117,429       2,453      2.09%       120,494      2,955       2.45%
NOW Accounts                              59,886       1,280      2.14%        61,901      1,476       2.38%
Money Market Deposits                    257,612       8,352      3.24%       189,655      7,714       4.07%
Certificates of Deposit                  462,121      24,543      5.31%       461,654     27,506       5.96%
Federal Funds Purchased                      562          27      4.80%         5,051        326       6.45%
FHLB Advances                            225,000      12,880      5.72%       161,038      9,704       6.03%
                                     -------------------------------------------------------------------------
Total Interest Bearing Liabilities     1,122,610      49,535      4.41%       999,793     49,681       4.97%

Non-interest Bearing Deposits            121,134                              120,906
Other Liabilities                          6,598                                5,437
                                     -----------                          -----------
Total Liabilities                      1,250,342                            1,126,136

Stockholders' Equity                     160,073                              146,872
                                     -----------                          -----------

Total Liabilities & Stockholders'
   Equity                              1,410,415                            1,273,008
                                     ===========                          ===========

Net Interest Income                                   51,789                              49,889

Interest Rate Spread                                              3.19%                                3.27%

Net Interest Income as a percent of
   average earning assets                                         3.88%                                4.13%
                                          Years Ended December 31,
                                     ------------------------------------
                                                    1999
                                     ------------------------------------
                                         Average   Interest
                                          Daily     Earned     Average
    (Dollars in Thousands)               Balance    or Paid     Yield
    ----------------------           ------------------------------------
Investments
   Obligations of US
      Government Agencies                143,515       9,419      6.56%
   Obligations of States &
      Political Subdivisions(1)          158,195       8,258      5.22%
   Other Securities                       67,203       4,054      6.03%
                                     ------------------------------------
Total Investments                        368,913      21,731      5.89%
                                     ------------------------------------

Loans
   Commercial                            435,067      37,863      8.70%
   Mortgage                              161,183      13,422      8.33%
   Consumer                              100,406       9,954      9.91%
                                     ------------------------------------
Total Loans(2)                           696,656      61,239      8.79%

Federal Funds Sold                         4,276         209      4.89%
                                     ------------------------------------
Total Interest Earning Assets          1,069,845      83,179      7.77%

Cash & Due From Banks                     34,169
Interest Receivable and Other Assets      21,645
                                     -----------
Total Assets                           1,125,659
                                     ===========

Savings Accounts                         118,229       3,496      2.96%
NOW Accounts                              60,829       1,471      2.42%
Money Market Deposits                    211,139       7,836      3.71%
Certificates of Deposit                  456,303      24,140      5.29%
Federal Funds Purchased                    5,483         303      5.53%
FHLB Advances                             17,658       1,044      5.91%
                                     ------------------------------------
Total Interest Bearing Liabilities       869,641      38,290      4.40%

Non-interest Bearing Deposits            112,965
Other Liabilities                            680
                                     -----------
Total Liabilities                        983,286

Stockholders' Equity                     142,373
                                     -----------

Total Liabilities & Stockholders'
   Equity                              1,125,659
                                     ===========

Net Interest Income                                   44,889

Interest Rate Spread                                              3.37%

Net Interest Income as a percent of
   average earning assets                                         4.20%


(1) Interest income on Obligations of States and Political Subdivisions is not on a taxable equivalent basis.

(2) Total Loans excludes Overdraft Loans, which are non-interest earning. These loans are included in Other Assets. Total Loans includes nonaccrual loans. When a loan is placed in nonaccrual status, all accrued and unpaid interest is charged against interest income. Loans on nonaccrual status do not earn any interest.


The following table summarizes the changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities for the period indicated:

                                                                       Years Ended December 31,
                                      ------------------------------------------------------------------------------------------
                                           2001 versus 2000                2000 versus 1999               1999 versus 1998
                                      ----------------------------  -----------------------------  -----------------------------
                                            Changes due to                  Changes due to                 Changes due to
                                         increased (decreased)           increased (decreased)          increased (decreased)
                                      ----------------------------  -----------------------------  -----------------------------
    (Dollars in Thousands)              Rate     Volume      Net      Rate      Volume       Net     Rate     Volume       Net
    ----------------------            ----------------------------  -----------------------------  -----------------------------
       Interest Income
---------------------------------
Investments
   Obligations of US
     Government Agencies               (1,126)    2,038       912      732       2,018      2,750     483      3,697       4,180
   Obligations of States &
     Political Subdivisions                39      (519)     (480)     140      (1,096)      (956)   (294)       877         583
   Other Securities                    (2,344)    1,904      (440)   1,723       3,368      5,091     (67)       131          64
                                      ----------------------------  -----------------------------  -----------------------------
Total Investments                      (3,431)    3,423        (8)   2,595       4,290      6,885     122      4,705       4,827
                                      ----------------------------  -----------------------------  -----------------------------

Loans
   Commercial                          (5,448)    4,895      (553)   3,095       2,902      5,997  (1,989)     2,791         802
   Mortgage                               469     1,020     1,489      (74)      1,519      1,445    (272)      (575)       (847)
   Consumer                               (29)      718       689      (64)      2,027      1,963    (247)     1,125         878
                                      ----------------------------  -----------------------------  -----------------------------
Total Loans                            (5,008)    6,633     1,625    2,957       6,448      9,405  (2,508)     3,341         833


Federal Funds Sold                       (380)      517       137       72          29        101     (19)      (228)       (247)
                                      ----------------------------  -----------------------------  -----------------------------
Total Interest Income                  (8,819)   10,573     1,754    5,624      10,767     16,391  (2,405)     7,818       5,413


       Interest Expense
---------------------------------
Savings Accounts                         (426)      (76)     (502)    (608)         67       (541)    (58)       347         289
NOW Accounts                             (149)      (47)     (196)     (21)         26          5       3        155         158
Money Market Deposits                  (2,126)    2,764       638      675        (797)      (122)    (27)       500         473
Certificates of Deposit                (2,992)       29    (2,963)   3,083         283      3,366  (1,370)     3,190       1,820
Federal Funds Purchased                    (9)     (290)     (299)      47         (24)        23       7        260         267
FHLB Advances                            (677)    3,853     3,176      182       8,478      8,660   1,044          0       1,044
                                      ----------------------------  -----------------------------  -----------------------------
Total Interest Expense                 (6,379)    6,233      (146)   3,358       8,033     11,391    (401)     4,452       4,051
                                      ----------------------------  -----------------------------  -----------------------------


Net Interest Income                    (2,440)    4,340     1,900    2,266       2,734      5,000  (2,004)     3,366       1,362
                                      ============================  =============================  =============================



Due to a variety of reasons, including volatile interest rates in the past and successful bidding in securing local municipal deposits, we have attempted, for the last several years, to maintain a liquid investment position. The percentage of securities held as Available for Sale increased from 26% as of December 31, 2000 to 67% as of December 31, 2001. As reflected in Note 4 to the consolidated financial statements, the percentage of securities that mature within five years increased from 37% as of December 31, 2000 to 39% as of December 31, 2001. The table below presents the scheduled maturities for each of the investment categories, and the average yield on the amounts maturing. The yields presented for the Obligations of States and Political Subdivisions are not tax equivalent yields. The interest income on these securities is exempt from federal income tax. The Corporation's statutory federal income tax rate is thirty-five percent.

                                                                       Maturing
                                   --------------------------------------------------------------------------------
                                      Within 1 year        1 - 5 years          5 - 10 Years        Over 10 Years
                                   Amount       Yield   Amount       Yield   Amount       Yield   Amount      Yield
                                   ------------------  -------------------  -------------------  ------------------
     (Dollars in Thousands)
     ----------------------
Obligations of US
   Government Agencies             $    -       0.00%  $ 108,764     3.12%  $ 86,001      6.40$   60,985      6.67%

Obligations of States & Political
   Subdivisions                     15,891      3.83%     39,248     5.41%    56,065      5.40%   26,013      5.08%
Other Securities                     5,161      6.91%     25,815     6.84%    21,276      6.91%   40,006      3.83%
                                   ------------------  -------------------  -------------------  ------------------
     Total                         $21,052      4.59%  $ 173,827     4.19%  $163,342      6.12$  127,004      5.45%
                                   ==================  ===================  ===================  ==================
                                                  Maturing
                                   ---------------------------------------
                                       Non-Maturing            Total
                                     Amount      Yield   Amount      Yield
                                   -------------------- ------------------
     (Dollars in Thousands)
     ----------------------
Obligations of US
   Government Agencies               $    -      0.00%  $ 255,750    5.07%

Obligations of States & Political
   Subdivisions                           -      0.00%    137,217    5.16%
Other Securities                      12,276     6.65%    104,534    5.68%
                                     -----------------  ------------------
     Total                           $12,276     6.65%  $ 497,501    5.22%
                                     =================  ==================

Our loan policies also reflect our awareness for liquidity. We have shortened the average terms for most of our loan portfolios, in particular real estate mortgages, the majority of which are normally written for five years or less. The following table shows the maturities or repricing opportunities (whichever is earlier) for the Bank's interest earning assets and interest bearing liabilities at December 31, 2001. The repricing assumptions shown are consistent with those established by the Bank's Asset and Liability Management Committee
(ALCO). Savings accounts and regular NOW accounts are non-maturing, variable rate deposits, which may reprice as often as weekly, but are not included in the zero to six month category because in actual practice, these deposits are only repriced if there is a large change in market interest rates. The effect of including these accounts in the zero to six-month category is depicted in a subsequent table. Super NOW accounts and Money Market deposits are also non-maturing, variable rate deposits, however, these accounts are included in the zero to six-month category because they may get repriced following smaller changes in market rates.

                                              Assets/Liabilities at December 31, 2001, Maturing or Repricing in:
                                        --------------------------------------------------------------------------------
                                          0 - 6         6 - 12         1 - 2        2 - 5         Over 5       Total
         (Dollars in Thousands)           Months        Months         Years        Years         Years        Amount
         ----------------------         ----------    ----------     ---------    ---------     ----------  ------------
         Interest Earning Assets
----------------------------------------
US Treas Secs & Obligations of
   US Gov't Agencies                     187,709        24,674        18,023           43         25,301       255,750
Obligations of States & Political
   Subdivisions                           21,040         5,666        20,223       53,950         36,338       137,217
Other Securities                          43,750         5,000        23,960        3,000         28,824       104,534
Commercial Loans                         211,291        26,199        59,472      164,632          4,354       465,948
Mortgage Loans                            12,517        14,267        31,041       88,303         30,063       176,191
Consumer Loans                            22,683        14,154        26,101       42,047         17,995       122,980
Federal Funds Sold                        40,000           -             -            -              -          40,000
                                        ----------    ----------     ---------    ---------     ----------  ------------
Total Interest Earning Assets            538,990        89,960       178,820      351,975        142,875     1,302,620
                                        ----------    ----------     ---------    ---------     ----------  ------------

      Interest Bearing Liabilities
----------------------------------------
Interest Bearing Demand Deposits          54,541           -             -            -              -          54,541
Savings Deposits                         318,440           -             -            -              -         318,440
Other Time Deposits                      208,693        50,945        38,831       70,226            -         368,695
FHLB Advances                                -             -             -            -          225,000       225,000
                                        ----------    ----------     ---------    ---------     ----------  ------------
Total Interest Bearing Liabilities       581,674        50,945        38,831       70,226        225,000       966,676
                                        ----------    ----------     ---------    ---------     ----------  ------------



Gap                                      (42,684)       39,015       139,989      281,749        (82,125)      335,944
Cumulative Gap                           (42,684)       (3,669)      136,320      418,069        335,944       335,944


Sensitivity Ratio                           0.93          1.77          4.61         5.01           0.64          1.35
Cumulative Sensitivity Ratio                0.93          0.99          1.20         1.56           1.35          1.35

If savings and regular NOW accounts were included in the zero to six months category, the Bank's gap would be as shown in the following table:

                                               Assets/Liabilities at December 31, 2001, Maturing or Repricing in:
                                        --------------------------------------------------------------------------------
                                           0-6           6-12           1-2          2-5          Over 5
                                          Months        Months         Years        Years         Years        Total
                                        ----------    ----------     ---------    ---------     ----------  ------------
Total Interest Earning Assets            538,990        89,960       178,820      351,975        142,875     1,302,620
Total Interest Bearing Liabilities       715,846        50,945        38,831       70,226        225,000     1,100,848
                                        ----------    ----------     ---------    ---------     ----------  ------------




Gap                                     (176,856)       39,015       139,989      281,749        (82,125)      201,772
Cumulative Gap                          (176,856)     (137,841)        2,148      283,897        201,772       201,772


Sensitivity Ratio                           0.75          1.77          4.61         5.01           0.64          1.18
Cumulative Sensitivity Ratio                0.75          0.82          1.00         1.32           1.18          1.18






The amount of loans due after one year with floating interest rates is $183,786,000.

The following table shows the remaining maturity for Certificates of Deposit with balances of $100,000 or more:

                                                 Year Ended December 31,
                                      --------------------------------------------
     (Dollars in Thousands)               2001            2000             1999
     ----------------------           ------------    ------------    ------------
Maturing Within
  3 Months                                 85,858         135,807         150,870
  3 - 6 Months                             20,816          41,163          28,285
  6 - 12 Months                            11,890          29,970          13,721
  Over 12 Months                           18,602          14,481          14,015
                                      ------------    ------------    ------------
Total                                     137,166         221,421         206,891
                                      ============    ============    ============


For 2002, we expect interest rates to stabilize through the first half of the year, and then increase as the economic recovery progresses in the second half. We believe that the Federal Reserve's actions in 2001 prevented a prolonged recession in the national economy. However, we expect our region to recover more slowly than the national economy as the manufacturing sector, particularly automotive related, might lag behind other sectors. This may translate into continued slow local loan demand and low deposit growth. As a result of the expected increasing interest rates and the slow loan growth mentioned above, we expect a small increase in Net Interest Income. Due to the slow recovery in the local economy, and the uncertain financial viability of borrowers in certain industries, we expect to incur an increase in the Provision for Loan Losses in order to maintain an adequate Allowance for Loan Losses. Anticipating no significant changes in non-interest income and non-interest expenses, we expect a small increase in Net Income.

The following is an analysis of the transactions in the allowance for loan losses:

                                                                         Year Ended December 31,
                                                    -------------------------------------------------------------
     (Dollars in Thousands)                           2001         2000        1999         1998          1997
     ----------------------                         ---------    ---------   ---------    ---------     ---------
Balance Beginning of Period                           10,600        9,900      11,100       10,200         9,400


Loans Charged Off
   Domestic

        Commercial, Financial, and Agricultural        3,399        7,035      10,599        3,213         1,101
        Secured by Real Estate                         1,242          -           174          -             222
        Loans to Individuals                           1,523        1,091         783          665           432
Recoveries
   Domestic
        Commercial, Financial, and Agricultural          619        2,138         802        1,372           281

        Secured by Real Estate                           111          -           -            -             -
        Loans to Individuals                             434          390         166          188           108
                                                    ---------    ---------   ---------    ---------     ---------
Net Loans Charged Off                                  5,000        5,598      10,588        2,318         1,366
Provision Charged to Operations                        7,400        6,298       9,388        3,218         2,166
                                                    ---------    ---------   ---------    ---------     ---------
Balance End of Period                                 13,000       10,600       9,900       11,100        10,200
                                                    =========    =========   =========    =========     =========

Ratio of Net Loans Charged Off to
    Average Total Loans Outstanding                     0.59%        0.73%       1.52%        0.35%         0.23%
                                                    =========    =========   =========    =========     =========

The following analysis shows the allocation of the allowance for loan losses:

                                                                          Year Ended December 31,
                                            ---------------------------------------------------------------------------------
                                                      2001                      2000                       1999
                                            -------------------------  -------------------------  -------------------------
                                                $       % of loans        $        % of loans        $       % of loans

       (Dollars in Thousands)                Amount   to total loans    Amount   to total loans    Amount   to total loans
       ----------------------               -------------------------  -------------------------  -------------------------
Balance at end of period applicable to:
Domestic
   Commercial, Financial, and Agricultural    4,119        13.8%         4,426        19.0%        6,059        22.6%

   Real Estate - Construction                   260         6.0%           185         4.5%           57         3.5%
   Real Estate - Mortgage                     8,038        68.6%         5,172        62.8%        3,429        58.6%
   Loans to Individuals                         583        11.6%           817        13.7%          355        15.3%
Foreign                                         -           0.0%           -           0.0%          -           0.0%
                                            -------------------------  -------------------------  -------------------------
   Total                                     13,000       100.0%        10,600       100.0%        9,900       100.0%
                                            =========================  =========================  =========================


                                            -----------------------------------------------------
                                                       1998                    1997
                                             ------------------------- --------------------------
                                                $        % of loans       $        % of loans

       (Dollars in Thousands)                 Amount   to total loans   Amount   to total loans
       ----------------------                ------------------------- --------------------------
Balance at end of period applicable to:
Domestic
   Commercial, Financial, and Agricultural     5,731        25.6%       2,662        23.3%

   Real Estate - Construction                     96         3.9%          90         3.4%
   Real Estate - Mortgage                      4,433        56.7%       6,866        59.6%
   Loans to Individuals                          840        13.8%         582        13.7%
Foreign                                          -           0.0%         -           0.0%
                                             ------------------------- --------------------------
   Total                                      11,100       100.0%      10,200       100.0%
                                             ========================= ==========================

Each period the provision for loan losses in the income statement results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses.

To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific large loan relationships. For large loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank's recorded investment in the loan to the present value of expected cash flows discounted at the loan's effective interest rate, the fair value of the collateral, or the loan's observable market price. Year-end nonperforming assets, which include nonaccrual loans, loans ninety days or more past due, renegotiated debt, nonaccrual securities, and other real estate owned, increased $6.1 million, or 28% from 2000 to 2001. Nonperforming assets as a percent of total assets at year-end increased from 1.6% in 2000 to 2.0% in 2001. The Allowance for Loan Losses as a percent of nonperforming assets at year-end decreased from 49% in 2000 to 47% in 2001.



The provision for loan losses increases the allowance for loan losses, a valuation account which is netted against loans on the consolidated statements of condition. As the specific customer and amount of a loan loss is confirmed by gathering additional information, taking collateral in full or partial settlement of the loan, bankruptcy of the borrower, etc., the loan is charged off, reducing the allowance for loan losses. If, subsequent to a charge off, the Bank is able to collect additional amounts from the customer or sell collateral worth more than earlier estimated, a recovery is recorded.

       Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Bank faces market risk to the extent that the fair values of its financial instruments are affected by changes in interest rates. The Bank does not face market risk due to changes in foreign currency exchange rates, commodity prices, or equity prices. The asset and liability management process of the Bank seeks to monitor and manage the amount of interest rate risk. This is accomplished by analyzing the differences in repricing opportunities for assets and liabilities (gap analysis, as shown in Item 7), by simulating operating results under varying interest rate scenarios, and by estimating the change in the net present value of the Bank's assets and liabilities due to interest rate changes.

Each month, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank's net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of a gradual increase or decrease of 100 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of December 31, 2001.


                                                   Base              Rates            Rates
      (Dollars in Thousands)                    Projection           Up 1%           Down 1%
      ----------------------                  --------------     -------------    -------------
Year-End 2001 12 Month Projection
   Interest Income                                 88,287            92,410           84,510
   Interest Expense                                37,013            40,229           34,783
                                              --------------     -------------    -------------
   Net Interest Income                             51,274            52,181           49,727


   Percent Change From Base Projection                                  1.8%            -3.0%
   ALCO Policy Limit (+/-)                                              5.0%             5.0%

                                                  Base               Rates           Rates
      (Dollars in Thousands)                    Projection           Up 1%           Down 1%
      ----------------------                  --------------     -------------    -------------
Year-End 2000 12 Month Projection
   Interest Income                                104,635           106,667          102,471
   Interest Expense                                53,190            54,952           50,620
                                              --------------     -------------    -------------
   Net Interest Income                             51,445            51,715           51,851


   Percent Change From Base Projection                                  0.5%             0.8%
   ALCO Policy Limit (+/-)                                              5.0%             5.0%

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout 2001, the estimated variability of the net interest income was within the Bank's established policy limits.

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

                                                Fair Value at December 31, 2001
                                                -------------------------------
                                                                Rates
  (Dollars in Thousands)         Base            Up 1%          Up 2%        Down 1%        Down 2%
  ----------------------    --------------------------------------------------------------------------
Assets                         1,443,434       1,413,138      1,386,039     1,468,405      1,491,722
Liabilities                    1,234,305       1,201,405      1,170,838     1,269,827      1,304,571
                            --------------------------------------------------------------------------
Stockholders' Equity             209,129         211,733        215,201       198,578        187,151


Change in Equity                                     1.2%           2.9%         -5.0%         -10.5%
ALCO Policy Limit (+/-)                             15.0%          25.0%         15.0%          25.0%

                                                Fair Value at December 31, 2001
                                                -------------------------------
                                                                Rates
  (Dollars in Thousands)         Base            Up 1%          Up 2%        Down 1%        Down 2%
  ----------------------    --------------------------------------------------------------------------
Assets                         1,383,278       1,350,927      1,320,574     1,415,890      1,447,662
Liabilities                    1,178,879       1,164,603      1,150,647     1,193,475      1,208,405
                            --------------------------------------------------------------------------
Stockholders' Equity             204,399         186,324        169,927       222,415        239,257


Change in Equity                                    -8.8%         -16.7%          8.8%          17.1%
ALCO Policy Limit (+/-)                             15.0%          25.0%         15.0%          25.0%



The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout 2001, the estimated variability of the economic value of equity was within the Bank's established policy limits.



               Item 8. Financial Statements and Supplementary Data

                   Financial Statements and Supplementary Data

See Pages 19 - 39

Report of Independent Public Accountants



To the Stockholders and Board of Directors,
MBT FINANCIAL CORP.:

We have audited the accompanying consolidated statements of condition of MBT FINANCIAL CORP. (a Michigan corporation) as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedules referred to below are the responsibility of the Bank's Management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MBT FINANCIAL CORP. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules on pages 55 through 57 are presented for purposes of complying with the rules and regulations of the Securities and Exchange Commission and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ Arthur Andersen LLP
Detroit, Michigan,
 January 14, 2002.

CONSOLIDATED STATEMENTS OF CONDITION
================================================================================

                                                                                DECEMBER 31,
                                                                        2001                    2000
--------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks (Note 7)                                $       26,137,120        $       39,540,039
Federal funds sold                                                      40,000,000                30,000,000
Investment securities (Notes 1, 4, and 5)-
   Held to maturity-
     Obligations of U.S. Government agencies (Estimated market
        value of $30,197,409 and $143,619,761)                          30,044,083               145,789,314
     Obligations of states and political subdivisions (Estimated
        market value of $131,920,520 and $134,663,547)                 129,074,829               132,006,403
     Other securities (Estimated market value of
        $2,961,534 and $56,164,298)                                      2,968,261                56,188,317
   Available for sale-
     Obligations of U.S. Government agencies                           225,705,947                13,190,799
     Obligations of states and political subdivisions                    8,142,334                       -
     Other securities                                                  101,565,802               105,230,516
Loans (Notes 2 and 5)                                                  787,825,052               812,122,817
Allowance for loan losses (Note 3)                                     (13,000,000)              (10,600,000)
Bank premises and equipment, net (Note 1)                               14,501,021                13,689,558
Other real estate owned (Note 1)                                         4,326,219                 2,672,624
Interest receivable and other assets (Notes 6 and 15)                   36,877,084                39,555,791
--------------------------------------------------------------------------------------------------------------
     Total assets                                               $    1,394,167,752        $    1,379,386,178
==============================================================================================================
LIABILITIES
Non-interest bearing demand deposits                            $      122,866,335        $      132,388,525
Interest bearing demand deposits                                        67,936,942                64,747,991
Savings deposits                                                       439,381,209               329,331,534
Other time deposits (Notes 5 and 10)                                   368,695,291               468,128,395
--------------------------------------------------------------------------------------------------------------
     Total deposits (Note 10)                                          998,879,777               994,596,445
Federal Home Loan Bank advances (Notes 5 and 17)                       225,000,000               225,000,000
Interest payable and other liabilities (Note 9)                          8,557,831                 8,834,770
--------------------------------------------------------------------------------------------------------------
     Total liabilities                                               1,232,437,608             1,228,431,215
--------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock (no par value; 30,000,000 shares authorized, 19,752,542
  and 20,000,000 shares issued and outstanding) (Note 8)                       -                         -
Surplus                                                                 58,988,726                62,500,000
Undivided profits                                                      104,055,944                92,084,279
Net unrealized losses on securities available
  for sale, net of tax (Note 4)                                         (1,314,526)               (3,629,316)
--------------------------------------------------------------------------------------------------------------
     Total stockholders' equity (Note 11)                              161,730,144               150,954,963
--------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                 $    1,394,167,752        $    1,379,386,178
==============================================================================================================


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
================================================================================

                                                             YEARS ENDED DECEMBER 31,
                                                        2001            2000            1999
----------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                         $  72,269,144    $  70,643,404    $  61,238,028
Interest on investment securities-
   Obligations of U.S. Government agencies            13,081,497       12,169,347        9,419,491
   Obligations of states and
     political subdivisions                            6,821,370        7,301,903        8,258,158
   Other securities                                    8,705,267        9,144,849        4,053,742
Interest on Federal funds sold                           447,210          310,161          209,462
----------------------------------------------------------------------------------------------------
        Total interest income                        101,324,488       99,569,664       83,178,881
----------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits (Note 10)                        36,627,461       39,651,368       36,943,501
Interest on borrowed funds (Note 17)                  12,907,884       10,029,624        1,346,920
----------------------------------------------------------------------------------------------------
        Total interest expense                        49,535,345       49,680,992       38,290,421
----------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                   51,789,143       49,888,672       44,888,460
PROVISION FOR LOAN LOSSES (Note 3)                     7,399,901        6,298,461        9,388,041
----------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                             44,389,242       43,590,211       35,500,419
----------------------------------------------------------------------------------------------------
OTHER INCOME
Income from trust services                             3,391,795        3,908,510        3,252,875
Service charges on deposit accounts                    2,857,921        2,142,901        1,849,863
Security gains                                           416,657           18,237           17,670
Other (Note 15)                                        3,984,424        2,639,054        1,799,608
----------------------------------------------------------------------------------------------------
        Total other income                            10,650,797        8,708,702        6,920,016
----------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salaries and employee benefits (Note 9)               13,026,670       12,155,915       10,719,634
Occupancy expense                                      2,173,711        2,176,110        1,929,017
Other                                                  9,608,905        8,762,181        7,495,090
----------------------------------------------------------------------------------------------------
        Total other expenses                          24,809,286       23,094,206       20,143,741
----------------------------------------------------------------------------------------------------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                      30,230,753       29,204,707       22,276,694
PROVISION FOR INCOME TAXES (Note 6)                    8,306,553        8,031,184        5,207,362
----------------------------------------------------------------------------------------------------
NET INCOME                                         $  21,924,200    $  21,173,523    $  17,069,332
----------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (Note 1)                      $  24,238,990    $  18,912,671    $  15,639,241
----------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE (after
   deducting preferred stock dividends) (Notes 8
   and 12)                                         $        1.10    $        1.06    $        0.85
----------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER COMMON SHARE (Note 12)        $        1.10    $        1.06    $        0.85
----------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                             YEARS ENDED DECEMBER 31,
                                                        2001            2000            1999
----------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
Interest and fees received                         $ 105,681,439    $  99,953,089    $  80,142,949
Other income received                                 10,234,139        8,690,464        6,902,346
Miscellaneous receipts (payments)                      2,499,645       (3,696,094)         (55,985)
Interest paid                                        (50,590,873)     (49,222,123)     (37,828,114)
Cash paid to employees and others                    (23,471,394)     (34,184,043)     (36,945,784)
Income taxes paid                                     (9,870,000)      (6,738,000)      (1,138,785)
----------------------------------------------------------------------------------------------------
        Net cash provided by operating activities  $  34,482,956    $  14,803,293    $  11,076,627
----------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED FOR)
INVESTING ACTIVITIES:
Proceeds from maturities of investment
   securities held to maturity                     $ 682,740,824    $ 113,817,025    $ 473,624,059
Proceeds from maturities of investment
   securities available for sale                     291,958,080       15,498,313        5,112,100
Proceeds from sales of investment
   securities available for sale                      66,599,091       22,698,308              -
Net (increase) decrease in loans                      16,139,350     (116,259,518)     (25,106,838)
Proceeds from sales of other real estate owned         1,503,501        1,341,237        2,550,915
Proceeds from sales of other assets                       87,475           11,000              -
Purchase of investment securities held to maturity  (468,825,048)    (135,994,735)    (501,530,247)
Purchase of investment securities available for
   sale                                             (616,471,490)     (22,586,160)     (98,582,395)
Purchase of bank premises and equipment               (2,806,962)      (3,733,419)      (3,832,992)
----------------------------------------------------------------------------------------------------
        Net cash used for investing activities     $ (29,075,179)   $(125,207,949)   $(147,765,398)
----------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED FOR)
FINANCING ACTIVITIES:
Net increase in demand, interest bearing
   demand, and savings deposits                    $ 103,716,436    $  12,458,519    $   2,783,201
Net increase (decrease) in other time deposits       (99,433,104)      38,061,711       24,248,138
Net decrease in Federal funds purchased                      -                -         (2,000,000)
Net increase in Federal Home Loan Bank advances              -        100,000,000      125,000,000
Redemption of preferred stock                                -           (200,000)             -
Repurchase of common stock                            (3,511,274)             -                -
Dividends paid                                        (9,582,754)      (8,205,200)      (6,609,000)
----------------------------------------------------------------------------------------------------
        Net cash provided by (used for) financing
           activities                              $  (8,810,696)   $ 142,115,030    $ 143,422,339
----------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                               $  (3,402,919)   $  31,710,374    $   6,733,568

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR (Note 1)                         69,540,039       37,829,665       31,096,097
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR (Note 1)  $  66,137,120    $  69,540,039    $  37,829,665
----------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these statements.

================================================================================

                                                                                    YEARS ENDED DECEMBER 31,
                                                                             2001             2000            1999
-------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net income                                                              $  21,924,200    $  21,173,523    $  17,069,332
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation                                                          1,995,498        1,805,138        1,422,238
      Provision for loan losses                                             7,399,901        6,298,461        9,388,041
      (Increase) decrease in net deferred Federal income tax asset           (261,422)      (1,519,014)       4,778,545
      Amortization of investment premium and discount                       2,880,510          280,986          435,995
      Net increase (decrease) in interest payable and other liabilities      (276,939)       1,081,894      (17,253,493)
      Net (increase) decrease in interest receivable and other assets       2,940,129      (16,725,615)      (4,965,123)
      Net increase (decrease) in deferred loan fees                          (205,576)         358,300           46,714
      Other                                                                (1,913,345)       2,049,620          154,378
-------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                       $  34,482,956    $  14,803,293    $  11,076,627
-------------------------------------------------------------------------------------------------------------------------



SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING ACTIVITIES:

Transfer of loans to other real estate owned                            $   3,216,263    $  1,500,370     $   2,094,007
-------------------------------------------------------------------------------------------------------------------------

Transfer of loans to other assets                                       $     147,826    $     61,475     $       2,000
-------------------------------------------------------------------------------------------------------------------------









The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
================================================================================

                                                                                                        OTHER             TOTAL
                                              PREFERRED    COMMON                     UNDIVIDED     COMPREHENSIVE      STOCKHOLDERS'
                                                STOCK       STOCK        SURPLUS       PROFITS      INCOME  (LOSS)        EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCE
JANUARY 1, 1999                              $  200,000  $      -     $ 62,500,000   $ 68,455,624   $      61,627   $  131,217,251

ADD (DEDUCT)
Net income for the year                                                                17,069,332                       17,069,332
Net unrealized losses on securities
   available for sale, net of tax (Note 4)                                                             (1,430,091)      (1,430,091)
Dividends declared-
   Preferred ($4.50 per share)                                                             (9,000)                          (9,000)
   Common ($.36 per share)                                                             (7,200,000)                      (7,200,000)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE
DECEMBER 31, 1999                            $  200,000  $      -     $ 62,500,000   $ 78,315,956   $  (1,368,464)  $  139,647,492

ADD (DEDUCT)
Net income for the year                                                                21,173,523                       21,173,523
Net unrealized losses on securities
   available for sale, net of tax (Note 4)                                                             (2,260,852)      (2,260,852)
Redemption of preferred stock (Note 8)         (200,000)                                                                  (200,000)
Dividends declared-
   Preferred ($2.60 per share)                                                             (5,200)                          (5,200)
   Common ($.37 per share)                                                             (7,400,000)                      (7,400,000)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE
DECEMBER 31, 2000                            $      -    $      -     $ 62,500,000   $ 92,084,279  $   (3,629,316)  $  150,954,963

ADD (DEDUCT)
Net income for the year                                                                21,924,200                       21,924,200
Net unrealized gains on securities
   available for sale, net of tax (Note 4)                                                              2,314,790        2,314,790
Repurchase of 247,458 shares of
   common stock (Note 8)                                                (3,511,274)                                     (3,511,274)
Dividends declared-
   Common ($.50 per share)                                                             (9,952,535)                      (9,952,535)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE
DECEMBER 31, 2001                            $      -    $      -     $ 58,988,726   $104,055,944   $  (1,314,526)  $  161,730,144
------------------------------------------------------------------------------------------------------------------------------------




The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

         The reorganization resulted in an exchange of the Monroe Bank & Trust common stock for MBT Financial Corp. common stock. The exchange rate was two shares of MBT Financial Corp. for each share of Monroe Bank & Trust. Monroe Bank & Trust previously had 10,000,000 common shares authorized and outstanding, with a par value of $3.125 per share. MBT Financial Corp. has 30,000,000 shares authorized, of which 19,752,542 are outstanding at December 31, 2001. The MBT Financial Corp. common stock has no par value. Monroe Bank & Trust is now a wholly owned subsidiary of MBT Financial Corp., a registered bank holding company.

         The accounting and reporting policies of the Bank conform to practice within the banking industry and are in accordance with accounting principles generally accepted in the United States. Preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant changes in the near term relates to the determination of the allowance for loan losses.

         The significant accounting policies are as follows:

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of the Corporation and its subsidiary. All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

         INVESTMENT SECURITIES

         Investment securities that are "held to maturity" are stated at cost, and adjusted for accumulated amortization of premium and accretion of discount. The Bank has the intention and, in Management's opinion, the ability to hold these investment securities until maturity. Investment securities that are "available for sale" are stated at estimated market value, with the related unrealized gains and losses reported as an amount, net of taxes, as a separate component of stockholders' equity. The market value of securities is based on quoted market prices. For securities that do not have readily available market values, estimated market values are calculated based on the market values of comparable securities.

         Gains and losses on the sale of securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the term of the security.

         INTEREST INCOME ON LOANS
         Interest income on loans is recorded on an accrual basis. Origination fees and certain direct costs are deferred and accounted for as an adjustment to the yield in accordance with SFAS 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases."

         BANK PREMISES AND EQUIPMENT
         Bank premises and equipment are stated at cost, less accumulated depreciation of $18,505,966 in 2001 and $16,510,468 in 2000. The Bank
         uses both straight-line and declining-balance methods to provide for depreciation, which is charged to operations over the estimated useful lives of the assets. Depreciation expense amounted to $1,995,498 in 2001, $1,805,138 in 2000, and $1,422,238 in 1999.

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

         CASH AND CASH EQUIVALENTS
         Cash and Cash Equivalents include cash and due from banks and Federal funds sold. Generally, cash equivalents have daily maturities.

(2)      Loans
         The Bank grants commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.

         Loans at December 31 consist of the following:

                                                       2001                 2000
---------------------------------------------------------------------------------------
Real estate loans                                 $  595,255,497        $  547,285,414
Loans to finance agricultural production and
   other loans to farmers                              2,855,577             2,831,759
Commercial and industrial loans                       99,978,957           151,734,230
Loans to individuals for household, family,
   and other personal expenditures                    90,675,451           111,504,134
All other loans (including overdrafts)                   695,988               609,274
---------------------------------------------------------------------------------------
        Total loans, gross                        $  789,461,470        $  813,964,811
        Less: Deferred loan fees                       1,636,418             1,841,994
---------------------------------------------------------------------------------------
        Total loans, net of deferred loan fees    $  787,825,052        $  812,122,817
        Less: Allowance for loan losses               13,000,000            10,600,000
---------------------------------------------------------------------------------------
                                                  $  774,825,052        $  801,522,817
=======================================================================================

         To reduce risk related to the use of credit related financial instruments, the Bank might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on the Bank's credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment, and real estate.

         Loans are placed in a nonaccrual status when, in the opinion of Management, the collection of additional interest is doubtful. Loans in a nonaccrual status amounted to $22,712,019 and $17,161,449 at December 31, 2001 and 2000, respectively. In the opinion of Management, all impaired loans are in nonaccrual status. Allowances for these loans are included in the Allowance for Loan Losses. All cash received on nonaccrual loans is applied to the principal balance.

         In 2001, the Bank sold the consumer portion of its credit card loan portfolio. The amount of loans sold was $6,813,023 and the gain recognized on the sale of these loans was $408,781. Also in 2001, the Bank sold a portion of its commercial lease loans. The amount of loans sold was $17,629,669 and the gain on the sale of these loans was $308,519. The gains on these sales are included in other non-interest income. The Allowance for Loan Losses on these loans sold was $410,000. The Bank allocated this amount to the remainder of the loan portfolio.

         Included in Loans are loans to certain officers, directors, and companies in which such officers and directors have 10 percent or more beneficial ownership in the aggregate amount of $19,491,938 and $24,448,451 at December 31, 2001 and 2000, respectively. In 2001, new loans and other additions amounted to $4,923,676, and repayments and other reductions amounted to $9,880,189. In Management's judgment, these loans were made on substantially the same terms and conditions as those made to other borrowers, and do not represent more than the normal risk of collectibility or present other unfavorable features.

         At December 31, 2001, loans carried at $166,533,386 were pledged to secure Federal Home Loan Bank advances.

(3)      Allowance For Loan Losses

         Activity in the allowance for loan losses was as follows:

                                     2001                2000                 1999
-----------------------------------------------------------------------------------------
Balance beginning of year       $   10,600,000      $    9,900,000       $    11,100,000
Provision for loan losses            7,399,901           6,298,461             9,388,041
Loans charged off                   (6,163,810)         (8,126,386)          (11,556,352)
Recoveries                           1,163,909           2,527,925               968,311
-----------------------------------------------------------------------------------------
Balance end of year             $   13,000,000      $   10,600,000       $     9,900,000
=========================================================================================

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

         The provision for loan losses increases the allowance for loan losses, a valuation account which is netted against loans on the consolidated statements of condition. As the specific customer and amount of a loan loss is confirmed by gathering additional information, taking collateral in full or partial settlement of the loan, bankruptcy of the borrower, etc., the loan is charged off, reducing the allowance for loan losses. If, subsequent to a charge off, the Bank is able to collect additional amounts from the customer or sell collateral worth more than earlier estimated, a recovery is recorded.


(4)      Investment Securities



         The following is a summary of the Bank's investment securities portfolio as of December 31, 2001 and 2000 (000's omitted):

                                                              HELD TO MATURITY

                                                              DECEMBER 31, 2001

                                                            GROSS          GROSS         ESTIMATED
                                        AMORTIZED         UNREALIZED     UNREALIZED       MARKET
                                          COST              GAINS          LOSSES         VALUE
------------------------------------------------------------------------------------------------------
Obligations of U.S. Government
   Agencies                            $    30,044       $       211    $       (58)    $     30,197
Obligations of States and Political
   Subdivisions                            129,075             3,245           (399)         131,921

Other Securities                             2,968               -               (7)           2,961
------------------------------------------------------------------------------------------------------
                                       $   162,087       $     3,456    $      (464)    $    165,079
======================================================================================================
                                                              AVAILABLE FOR SALE

                                                              DECEMBER 31, 2001

                                                            GROSS          GROSS         ESTIMATED
                                        AMORTIZED         UNREALIZED     UNREALIZED       MARKET
                                          COST              GAINS           LOSSES        VALUE
------------------------------------------------------------------------------------------------------
Obligations of U.S. Government
   Agencies                            $   226,027       $       682    $    (1,003)    $    225,706
Obligations of States and Political
   Subdivisions                              8,646               -             (504)           8,142

Other Securities                           102,763             1,075         (2,272)         101,566
------------------------------------------------------------------------------------------------------
                                       $   337,436       $     1,757    $    (3,779)    $    335,414
======================================================================================================
                                                              HELD TO MATURITY

                                                              DECEMBER 31, 2000

                                                            GROSS          GROSS         ESTIMATED
                                        AMORTIZED         UNREALIZED     UNREALIZED       MARKET
                                          COST              GAINS          LOSSES         VALUE
------------------------------------------------------------------------------------------------------
Obligations of U.S. Government
   Agencies                            $   145,789       $       295    $    (2,465)    $    143,619
Obligations of States and Political
   Subdivisions                            132,007             3,265           (608)         134,664
Other Securities                            56,188               -              (24)          56,164
------------------------------------------------------------------------------------------------------
                                       $   333,984       $     3,560    $    (3,097)    $    334,447
======================================================================================================

                                                              AVAILABLE FOR SALE

                                                              DECEMBER 31, 2000

                                                            GROSS          GROSS         ESTIMATED
                                        AMORTIZED         UNREALIZED     UNREALIZED       MARKET
                                          COST              GAINS           LOSSES        VALUE
------------------------------------------------------------------------------------------------------
Obligations of U.S. Government
   Agencies                            $    13,126       $       102    $       (37)    $     13,191
Other Securities                           110,879             1,192         (6,841)         105,230
------------------------------------------------------------------------------------------------------
                                       $   124,005       $     1,294    $    (6,878)    $    118,421
======================================================================================================
                                                             HELD TO MATURITY
                                           DECEMBER 31, 2001                DECEMBER 31, 2000

                                                          ESTIMATED                       ESTIMATED
                                        AMORTIZED          MARKET        AMORTIZED         MARKET
                                           COST             VALUE          COST            VALUE
------------------------------------------------------------------------------------------------------
Maturing within
   1 year                              $    15,812       $    15,866    $    66,688     $     66,657
   1 to 5 years                             46,617            48,011         39,108           39,886
   5 to 10 years                            53,773            55,453        108,940          110,905
   Over 10 years                            45,885            45,749        119,248          116,999
------------------------------------------------------------------------------------------------------
                                       $   162,087       $   165,079    $   333,984     $    334,447
======================================================================================================



                                                           AVAILABLE FOR SALE

                                           DECEMBER 31, 2001                DECEMBER 31, 2000

                                                          ESTIMATED                       ESTIMATED
                                        AMORTIZED          MARKET        AMORTIZED         MARKET
                                           COST             VALUE          COST            VALUE
------------------------------------------------------------------------------------------------------
Maturing within
   1 year                              $     5,206       $     5,239    $         9     $          9
   1 to 5 years                            126,968           127,212         66,943           63,615
   5 to 10 years                           109,621           109,569         43,761           41,400
   Over 10 years                            83,391            81,118          1,042            1,120
Securities with no stated maturity          12,250            12,276         12,250           12,277
------------------------------------------------------------------------------------------------------
                                       $   337,436       $   335,414    $   124,005     $    118,421
======================================================================================================

         At December 31, 2001, investment securities carried at $176,302,554 were pledged or set aside to secure public deposits and for other purposes as required by law.

         At December 31, 2001, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Bank with an estimated market value of $239,625,466. At December 31, 2000, Obligations of U.
         S. Government Agencies included securities issued by the Federal Home Loan Bank with an estimated market value of $149,508,389.

         At December 31, 2001, Obligations of States and Political Subdivisions included securities carried at $231,750 that were more than ninety days past due on their interest payments. These securities are in nonaccrual status. Due to the decline in creditworthiness of the issuer, the securities were reclassified from Held to Maturity to Available for Sale.

         The impact of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138, was not material to the Bank's financial statements.

         At December 31, 2001 and December 31, 2000, Other Securities Available for Sale included Federal Home Loan Bank of Indianapolis common stock valued at $11,250,000. This stock is recorded at cost and is restricted from sale.

(5)      Disclosures about Fair Value of Financial Instruments
         Certain of the Bank's assets and liabilities which are financial instruments have fair values which differ from their carrying values in the accompanying consolidated statements of condition. These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below. The fair values of all financial instruments not discussed below are estimated to be equal to their carrying values as of December 31, 2001 and 2000.

         INVESTMENT SECURITIES
         Fair value for the Bank's investment securities was determined using the market value at December 31, 2001 and 2000. These Estimated Market Values are disclosed in Note 4.

         LOANS, NET
         The fair value of all loans is estimated by discounting the future cash flows associated with the loans, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair value of loans at December 31, 2001, net of the allowance for loan losses, is $776,550,136, compared to the carrying value of $774,825,052. The estimated fair value of loans at December 31, 2000, net of the allowance for loan losses, was $796,811,809, compared to the carrying value of $801,522,817.

         OTHER TIME DEPOSITS
         The fair value of other time deposits, consisting of fixed maturity certificates of deposit, is estimated by discounting the related cash flows using the rates currently offered for deposits of similar remaining maturities. The estimated fair value of other time deposits at December 31, 2001 is $374,463,850, compared to the carrying value of $368,695,291. The estimated fair value of other time deposits at December 31, 2000 was $466,499,557, compared to the carrying value of $468,128,395.

         FEDERAL HOME LOAN BANK ADVANCES
         The Federal Home Loan Bank advances in the accompanying consolidated statements of condition were all written with a put option that allows the Federal Home Loan Bank to require repayment or conversion to a variable rate advance. The fair value of these putable Federal Home Loan Bank advances is estimated using the binomial lattice option pricing method. The estimated fair value of Federal Home Loan Bank advances at December 31, 2001 is $243,452,000, compared to the carrying value of $225,000,000. The estimated fair value of Federal Home Loan Bank advances at December 31, 2000 was $232,813,000, compared to the carrying value of $225,000,000.

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

         The provision for Federal income taxes consists of the following:

                                                               2001                   2000                   1999
------------------------------------------------------------------------------------------------------------------------
Federal income taxes currently payable (refundable)     $      9,814,553       $       8,332,184       $       (340,438)
Provision (credit) for deferred taxes on:
   Book (over) under tax loan loss provision                    (840,000)               (245,000)               420,000
   Accretion of bond discount                                    111,000                 164,000                 65,000
   Net deferred loan origination fees                             40,000                (125,000)               (16,000)
   Nonaccrual loan interest income                              (575,000)               (387,000)              (196,000)
   Accrued postretirement benefits                               (84,000)                (42,000)               (44,000)
   Tax over (under) book depreciation                             70,000                (305,000)               (93,000)
   Alternative minimum tax                                           -                   665,000               (665,000)
   Deferred compensation                                             -                       -                6,074,000
   Other, net                                                   (230,000)                (26,000)                 2,800
------------------------------------------------------------------------------------------------------------------------
                                                        $      8,306,553       $       8,031,184       $      5,207,362
========================================================================================================================


         The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as follows:

                                        2001         2000            1999
-----------------------------------------------------------------------------
Statutory rate                         35.0 %       35.0 %           35.0 %
Municipal interest income              (7.0)        (7.3)           (11.2)
Other, net                             (0.5)        (0.2)            (0.4)
-----------------------------------------------------------------------------
Effective tax rate                     27.5 %       27.5 %           23.4 %
=============================================================================

         The components of the net deferred Federal income tax asset (included in Interest Receivable and Other Assets on the accompanying consolidated statements of condition) at December 31 are as follows:


                                                                     2001                 2000
-----------------------------------------------------------------------------------------------------
Deferred Federal income tax assets:
   Allowance for loan losses                                    $    4,550,000       $    3,710,000
   Net deferred loan origination fees                                  604,000              644,000
   Tax versus book depreciation differences                            727,000              797,000
   Nonaccrual loan interest income                                   1,158,000              583,000
   Net unrealized losses on securities available for sale              708,000            1,954,000
   Accrued postretirement benefits                                     418,000              334,000
   Other, net                                                          289,000               59,000
-----------------------------------------------------------------------------------------------------
                                                                $    8,454,000       $    8,081,000
Deferred Federal income tax liabilities:
   Accretion of bond discount                                   $     (484,000)      $     (373,000)
-----------------------------------------------------------------------------------------------------
                                                                $     (484,000)      $     (373,000)
-----------------------------------------------------------------------------------------------------
Net deferred Federal income tax asset                           $    7,970,000       $    7,708,000
=====================================================================================================

(7)      Cash And Due From Banks
         The Bank is required by regulatory agencies to maintain legal reserve requirements based on the level of balances in deposit categories. Cash balances restricted from usage due to these requirements were $13,808,000 and $12,698,000 at December 31, 2001 and 2000,
         respectively. Cash and due from banks includes deposits held at correspondent banks in excess of FDIC insurance limits.

(8)      Stockholders' Equity

         On December 21, 2000, the Corporation's Board of Directors authorized the repurchase of up to 2 million shares of MBT Financial Corp. common stock during the two-year period beginning January 2, 2001. As of December 31, 2001, 247,458 shares had been repurchased at a total cost of $3,511,274.

         On July 1, 2000, the Bank merged with Monroe Interim Bank, becoming a wholly owned subsidiary of the Corporation. The Corporation has 30,000,000 common shares authorized, with no par value. Shares issued and outstanding were 19,752,542 as of December 31, 2001 and 20,000,000 as of December 31, 2000.

         On February 29, 2000, the Bank redeemed its preferred stock. Preferred stock consisted of 2,000 shares of $100 par value, non-voting, cumulative preferred stock. The preferred stock was redeemed at its par value, plus accrued dividends.

(9)      Retirement Plans

         In 2000, the Bank implemented a retirement plan that includes both a money purchase pension plan, as well as a voluntary profit sharing 401(k) plan for all employees who meet certain age and length of service eligibility requirements. The Bank contributes an amount equal to four percent of the employee's base salary to all eligible employees of the money purchase plan. For the 401(k) plan, an employee may contribute up to ten percent of his or her base salary, with the Bank matching the contribution up to the first six percent of the employee's annual contribution. Depending on the Bank's profitability, an additional profit sharing contribution may be made by the Bank to the 401(k) plan. The total retirement plan expense was $800,549 for the year ended December 31, 2001 and $799,870 for the year ended December 31, 2000. This included a three percent profit sharing contribution for each year.

         In 1999, the Bank had a profit sharing plan for all employees who met certain age and length of service eligibility requirements. An employee could contribute a minimum of six percent, but not more than ten percent of annual base salary, while the Bank`s contribution was fifteen percent of the employee's annual base salary. The expense attributable to the Bank's profit sharing plan was $609,142 in 1999.

         The Bank has a postretirement benefit plan that generally provides for the continuation of medical benefits for all employees who retire from the Bank at age 55 or older, upon meeting certain length of service eligibility requirements. The Bank does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. The amount of benefits paid under the postretirement benefit plan was $71,249 in 2001, $64,417 in 2000, and $58,826 in 1999.

         A reconciliation of the accumulated postretirement benefit obligation ("APBO") to the amounts recorded in the consolidated statements of condition in Interest Payable and Other Liabilities at December 31 is as follows:

                                                                      2001                 2000
-----------------------------------------------------------------------------------------------------
APBO                                                            $    1,513,401        $   1,426,448
Unrecognized net transition obligation                                (589,495)            (643,085)
Unrecognized prior service costs                                       (47,740)             (51,574)
Unrecognized net gain                                                  196,776              214,373
-----------------------------------------------------------------------------------------------------
Liability recorded in the consolidated statements of condition  $    1,072,942        $     946,162
=====================================================================================================

         The changes recorded in the accumulated postretirement benefit obligation were as follows:

                                                             2001                 2000
--------------------------------------------------------------------------------------------
APBO at beginning of year                              $     1,426,448       $    1,282,70

Service cost                                                    41,707              38,952
Interest cost                                                  106,488              99,307
Actuarial loss                                                  10,007              69,906
Benefits paid during year                                      (71,249)            (64,417)
--------------------------------------------------------------------------------------------
APBO at end of year                                    $     1,513,401       $    1,426,44
============================================================================================

Components of the Bank's postretirement benefit expense were as follows:

                                               2001          2000          1999
----------------------------------------------------------------------------------------
Service cost                              $     41,707   $     38,952   $      40,722
Interest cost                                  106,488         99,307          89,085
Amortization of transition obligation           53,590         53,590          53,590
Prior service costs                              3,834          3,834             -
Amortization of gains                           (7,590)       (17,994)            -
----------------------------------------------------------------------------------------
Net postretirement benefit expense        $    198,029   $    177,689   $     183,397
========================================================================================

         The APBO as of December 31, 2001 and 2000 was calculated using assumed discount rates of 7.25% and 7.50%, respectively. Health care costs were assumed to rise 6.40% in 2002, with the assumed rate of increase decreasing uniformly each year thereafter to a minimum of 5.50% in 2005 and thereafter. To illustrate the significance of these assumptions, a rise in the assumed rate of health care cost increases of 1.00% each year would change the APBO as of December 31, 2001 by 1.34%, or $20,211.

(10)     Deposits
         Interest expense on time certificates of deposit of $100,000 or more in the year 2001 amounted to $10,749,159, as compared with $14,421,190 in 2000 and $12,411,822 in 1999. At December 31, 2001, the balance of time certificates of deposit of $100,000 or more was $137,166,164, as compared with $221,421,310 at December 31, 2000. The amount of time deposits with a remaining term of more than 1 year was $131,645,000 at December 31, 2001 and $88,097,000 at December 31, 2000. All time deposits have a remaining term of less than 5 years.

(11)     Regulatory Capital Requirements
         The Corporation and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the accompanying tables) of Total and Tier I capital to risk weighted assets, and of Tier I capital to average assets.

         As of December 31, 2001, the Corporation's capital ratios exceeded the required minimums to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation must maintain minimum Total risk based, Tier I risk based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since December 31, 2001 that Management believes have changed the Corporation's category. Management believes, as of December 31, 2001, that the Corporation meets all capital adequacy requirements to which it is subject.




         The Corporation's and Bank's actual capital amounts and ratios are also presented in the table (000s omitted in dollar amounts).

                                                                          Minimum to Qualify as
                                                 Actual                      Well Capitalized
---------------------------------------------------------------------------------------------------
                                           Amount        Ratio               Amount       Ratio
---------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2001:
   Total Capital to Risk-Weighted Assets
        Consolidated                     $ 174,472       18.5%              $  94,492        10.0%
        Monroe Bank & Trust                174,327       18.4%                 94,492        10.0%

   Tier 1 Capital to Risk-Weighted Assets
        Consolidated                       162,634       17.2%                 56,695         6.0%
        Monroe Bank & Trust                162,489       17.2%                 56,695         6.0%
   Tier 1 Capital to Average Assets
        Consolidated                       162,634       11.6%                 70,250         5.0%
        Monroe Bank & Trust                162,489       11.6%                 70,250         5.0%

AS OF DECEMBER 31, 2000:
   Total Capital to Risk-Weighted Assets
        Consolidated                     $ 164,730       16.4%              $ 100,472        10.0%
        Monroe Bank & Trust                164,606       16.4%                100,472        10.0%
   Tier 1 Capital to Risk-Weighted Assets
        Consolidated                       154,118       15.3%                 60,283         6.0%
        Monroe Bank & Trust                153,994       15.3%                 60,283         6.0%
   Tier 1 Capital to Average Assets
        Consolidated                       154,118       11.6%                 66,197         5.0%
        Monroe Bank & Trust                153,994       11.6%                 66,197         5.0%

(12)     Earnings Per Share

         The calculation of earnings per common share for the years ended December 31 is as follows:

                                                               2001                2000                  1999
------------------------------------------------------------------------------------------------------------------
BASIC
   Net income                                             $21,924,200           $21,173,523           $17,069,332
   Less preferred dividends                                         -                 5,200                 9,000
------------------------------------------------------------------------------------------------------------------
   Net income applicable to common stock                  $21,924,200           $21,168,323           $17,060,332
------------------------------------------------------------------------------------------------------------------
   Average common shares outstanding                       19,933,580            20,000,000            20,000,000
------------------------------------------------------------------------------------------------------------------
   Earnings per common share - basic                      $      1.10           $      1.06           $      0.85
==================================================================================================================
                                                               2001                  2000                1999
------------------------------------------------------------------------------------------------------------------
DILUTED
   Net income                                             $21,924,200           $21,173,523           $17,069,332
   Less preferred dividends                                         -                 5,200                 9,000
------------------------------------------------------------------------------------------------------------------
   Net income applicable to common stock                  $21,924,200           $21,168,323           $17,060,332
------------------------------------------------------------------------------------------------------------------
   Average common shares outstanding                       19,933,580            20,000,000            20,000,000
   Stock option adjustment                                        180                     -                     -
------------------------------------------------------------------------------------------------------------------
   Average common shares outstanding - diluted             19,933,760            20,000,000            20,000,000
------------------------------------------------------------------------------------------------------------------
   Earnings per common share - diluted                    $      1.10           $      1.06           $      0.85
==================================================================================================================


         On January 2, 2001, the Corporation issued options for 13,834 shares of its common stock to its non-employee directors in accordance with the Long-Term Incentive Compensation Plan and the Retainer Exchange Agreements. In accordance with the agreement, each director was permitted to exchange a specified percentage of their quarterly retainer earned during 2001 for an option to acquire shares of common stock. The options were granted at a price of $13.94, which was the fair market value of the Corporation's common stock on the date the options were granted. On July 1, 2000, the Corporation issued options for 126,600 shares of its common stock to certain key executives of the Bank in accordance with the Long-Term Incentive Compensation Plan. The options were granted at the price of $18.125, which was the fair market value of the Corporation's common stock on the date the options were granted.

         The average market value of the stock was $14.12 during 2001 and $16.81 during 2000. The options granted on July 1, 2000 have an anti-dilutive effect on the calculation of earnings per share, and therefore have not been included.


(13)     Stock-Based Compensation Plan
         The Long-Term Incentive Compensation Plan approved by shareholders at the April 6, 2000 Annual Meeting of Shareholders of Monroe Bank & Trust authorized the Board of Directors to grant nonqualified stock options to key employees and non-employee directors. Such grants may be made until January 2, 2010 for up to 1,000,000 shares of the Corporation's common stock. The amount that may be awarded to any one individual is limited to 100,000 shares in any one calendar year.

         Stock options granted under the plan have exercise prices equal to the fair market value at the date of grant. Options granted under the plan may be exercised for a period of no more than ten years from the date of grant. One-third of the options granted to key employees in 2000 vest annually, beginning December 31, 2000. The options granted to non-employee directors in 2001 vested on December 31, 2001.

         The Corporation applies the intrinsic value method of APB Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock plans as allowed under SFAS 123, "Accounting for Stock-Based Compensation." Had compensation cost for the stock options granted in 2000 been determined consistent with the fair value method of SFAS 123, pro forma net income for the years ended December 31, 2001 and December 31, 2000 are shown in the table below.

                                                        2001                  2000
---------------------------------------------------------------------------------------
Net Income as Reported                            $ 21,924,200           $  21,173,523
Pro Forma Adjustment
   Due to Stock Options                               (220,782)                (91,360)
---------------------------------------------------------------------------------------
Pro Forma Net Income                              $ 21,703,418           $  21,082,163
=======================================================================================


Earning per Share as Reported
   Basic                                          $       1.10           $        1.06
   Diluted                                        $       1.10           $        1.06
Pro Forma Earnings per Share
   Basic                                          $       1.09           $        1.05
   Diluted                                        $       1.09           $        1.05



         A summary of the status of stock options under the plan at December 31, 2001 and 2000, and changes during the years then ended are presented in the table below.

                                                             2001                                2000
-------------------------------------------------------------------------------------------------------------------------
                                                                  Weighted Average                      Weighted Average
                                                  Shares           Exercise Price      Shares            Exercise Price
-------------------------------------------------------------------------------------------------------------------------
Options Outstanding, January 1                    126,600            $   18.13               -            $       -
Granted                                            13,834                13.94         126,600                18.13
Exercised                                               -                 -                  -                    -
Cancelled                                               -                 -                  -                    -
-------------------------------------------------------------------------------------------------------------------------
Options Outstanding, December 31                  140,434            $   17.72         126,600            $   18.13
-------------------------------------------------------------------------------------------------------------------------
Options Exercisable, December 31                   98,236            $   17.53          42,203            $   18.13
=========================================================================================================================


         The option value for the options granted in 2001 and 2000 was calculated to be $3.82 and $4.97 per share, respectively, using the Black-Scholes stock option pricing model. In making this calculation, it was assumed for both years that the average exercise period was seven years, the volatility rate was 18.6%, the risk-free rate of return was 6.1%, and the dividend yield was 2.0%.


(14)     Parent Company
         Condensed parent company financial statements, which include transactions with the subsidiary, are as follows:

STATEMENTS OF CONDITION

                                                                  December 31,
                                                            2001                 2000
-----------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                 $  2,599,005         $  2,252,108
Investment in subsidiary bank                            161,584,219          150,830,855
-----------------------------------------------------------------------------------------
    Total assets                                        $164,183,224         $153,082,963
=========================================================================================
LIABILITIES
Dividends payable and other liabilities                 $  2,453,080         $  2,128,000
-----------------------------------------------------------------------------------------
   Total liabilities                                       2,453,080            2,128,000
-----------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
   Total stockholders' equity                            161,730,144          150,954,963
-----------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity           $164,183,224         $153,082,963
=========================================================================================

STATEMENTS OF INCOME

                                                             Years Ended December 31,
                                                            2001                  2000
------------------------------------------------------------------------------------------
INCOME
Dividends from subsidiary bank                          $ 13,194,219         $  8,455,200
-----------------------------------------------------------------------------------------
   Total income                                           13,194,219            8,455,200
-----------------------------------------------------------------------------------------
EXPENSE
Interest on other borrowed funds                                   -                3,900
Other expense                                                123,074              193,992
-----------------------------------------------------------------------------------------
   Total expense                                             123,074              197,892
-----------------------------------------------------------------------------------------
Income before tax and equity in undistributed
  net income of subsidiary bank                           13,071,145            8,257,308
Income tax benefit                                           (44,700)             (72,000)
-----------------------------------------------------------------------------------------
Income before equity in undistributed
  net income of subsidiary bank                           13,115,845            8,329,308
Equity in undistributed net income
  of subsidiary bank                                       8,808,355           12,844,215
-----------------------------------------------------------------------------------------
NET INCOME                                              $ 21,924,200         $ 21,173,523
=========================================================================================

STATEMENTS OF CASH FLOWS

                                                                          Years Ended December 31,
                                                                        2001                    2000
---------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
Net income                                                        $ 21,924,200              $ 21,173,523
Equity in undistributed net income of subsidiary bank               (8,808,355)              (12,844,215)
Net increase (decrease) in other liabilities                           325,080                  (872,000)
Net decrease in other assets                                                 -                 3,000,000
---------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                     $ 13,440,925              $ 10,457,308
---------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED FOR)
FINANCING ACTIVITIES:
Proceeds from short-term borrowings                               $          -              $    150,000
Repayments of short-term borrowings                                          -                  (150,000)
Repurchase of common stock                                          (3,511,274)                        -
Dividends paid                                                      (9,582,754)               (8,205,200)
---------------------------------------------------------------------------------------------------------
    Net cash used for financing activities                        $(13,094,028)             $ (8,205,200)
---------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                                              $    346,897              $  2,252,108

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR                                                 2,252,108                         -
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  2,599,005              $  2,252,108
---------------------------------------------------------------------------------------------------------


         Under current regulations, the Bank is limited in the amount it may loan to the Corporation. Loans to the Corporation may not exceed ten percent of the Bank's capital stock, surplus, and undivided profits plus the allowance for loan losses. Loans from the Bank to the Corporation are required to be collateralized. The Bank has not made any loans to the corporation.

         Federal and state banking laws and regulations place certain restrictions on the amount of dividends a bank may make to its parent company. The Bank can pay dividends of $21,652,570 in 2002, in addition to its 2002 net income, without regulatory approval.

(15)     Interest Receivable and Other Assets
         The Bank includes the cash surrender value of Bank Owned Life Insurance
         (BOLI) in Interest Receivable and Other Assets on the accompanying consolidated statements of condition. The cash surrender value of the BOLI was $15,458,861 at December 31, 2001 and $14,222,346 at December 31, 2000. The following is a description of the components of the BOLI.

         DIRECTOR SPLIT-DOLLAR LIFE INSURANCE
         On December 21, 2000, the Bank entered into director split-dollar life insurance agreements with each of its ten directors. Under the split-dollar agreement, the policy's interests are divided between the Bank and the director. The Bank owns the cash surrender value, including the accumulated policy earnings, with each director's beneficiaries receiving a fixed amount that is based on his or her years of director service and the Bank receiving the remainder of the death benefits. The Bank fully paid the premiums for these ten policies with one lump sum premium payment in the amount of $4,937,000. The increase in cash surrender value is recorded as other non-interest income. The Bank expects to recover in full the cash value from the Bank's portion of the policies' death benefits. The directors' death benefits are $500,000 for director service of less than 3 years, $600,000 for service up to 5 years, $750,000 for service up to 10 years, and $1,000,000 for director service of 10 years or more.

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

         EXECUTIVE GROUP TERM CARVE OUT SPLIT-DOLLAR LIFE INSURANCE AGREEMENTS In addition to insurance policies on the lives of the directors and the President and Chief Executive Officer of the Bank, the Bank owns life insurance on the lives of several executives, for which the Bank made premium payments of $3,684,421 in the aggregate. The Bank and the executives share rights to death benefits payable under the policies. An executive's beneficiaries are entitled to an amount equal to two times the executive's current annual salary, less $50,000 if he or she dies before retirement, or equal to his or her annual salary at the time of termination of employment if he or she dies after retirement. The Bank will receive the remainder of the death benefits. The Bank expects to recover in full the premium paid by it from the Bank's portion of the policy's death benefits or upon the cancellation or purchase of the policies by the executives. The executives also have life insurance benefits under the Bank's group term life insurance program for all employees, which pays benefits up to $50,000 to the executive's beneficiaries if he or she dies while employed by the Bank.

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

         Financial instruments whose contractual amounts represent off-balance sheet credit risk at December 31 were as follows:

                                                                         Contractual
                                                                            Amount
                                                                        (in thousands)
                                                                  2001                  2000
-------------------------------------------------------------------------------------------------
Commitments to extend credit:
   Unused portion of commercial lines of credit                 $ 83,400              $110,558
   Unused portion of credit card lines of credit                   9,394                31,217
   Unused portion of home equity lines of credit                  14,967                12,887
Standby letters of credit and financial guarantees written        17,968                16,942



         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Most commercial lines of credit are secured by real estate mortgages or other collateral, generally have fixed expiration dates or other termination clauses, and require payment of a fee. Since the lines of credit may expire without customer to a third being drawn upon, the total committed amounts do not necessarily represent future cash requirements. Credit card lines of credit have no established expiration dates, but are fundable on demand. Home equity lines of credit are secured by real estate mortgages, have no established expiration dates, but are fundable on demand. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of the collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management's credit evaluation of the counterparty.

         Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a party. Those guarantees are primarily issued to support public and private borrowing arrangements and other business transactions. Approximately $11,604,000 of the letters of credit expires in 2002 and $6,364,000 extends for two to five years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(17)     Federal Home Loan Bank Advances
         As of December 31, 2001 and December 31, 2000, the Bank had ten loans from the Federal Home Loan Bank of Indianapolis totaling $225,000,000. All of these advances carry fixed rates of interest and contain a put option that allows the FHLB to require repayment or conversion to a variable rate advance each quarter. The average rate on the advances is 5.65%, and the final maturities are in 2009 and 2010. If converted by the FHLB, the interest rates would float quarterly at rates ranging from 3 month LIBOR to 3 month LIBOR plus .02%

         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      NONE

                                    PART III

           Item 10. Directors and Executive Officers of the Registrant

                           DIRECTORS OF THE REGISTRANT

                                                        PRINCIPAL OCCUPATION, 12/31/01,                       DIRECTOR,
                                                               (PREVIOUS 5 YEARS)                           MONROE BANK &
     NAME (AGE)                                                & DIRECTORSHIPS                              TRUST, SINCE
     ----------                                                ---------------                              ------------
Connie S. Cape (51)                     Health Care Consultant (2000 - present); Vice President                  2000
                                        Finance/Chief Financial Officer, Mercy Memorial Hospital (1997
                                        - 2000)

Ronald J. Gruber (62)                   President, MMB Group, Inc., a venture capital company (1998 -            1995
                                        present); Chief Executive Officer & Managing Director,
                                        Brandenburg Securities, Ltd., an investment banking firm (1997)

Thomas M. Huner (52)                    President, Thomas M. Huner Builders, a home building company             2000

Gerald L. Kiser (55)                    President and Chief Operating Officer (1997- present),                   2000
                                        Executive Vice President and Chief Operating Officer (1997),
                                        Vice President - Operations (1997), La-Z-Boy Inc., a furniture manufacturer; Director, La-Z-Boy Inc.

Ronald D. LaBeau (58)                   President and Chief Executive Officer (1999 - present),                  1998
                                        Executive Vice President & Senior Loan Officer (1998), Vice
                                        President, Loans & Business Development (1997), Monroe Bank &
                                        Trust

Rocque E. Lipford (63)                  Attorney and Partner, Miller, Canfield, Paddock and Stone,               1981
                                        P.L.C.; Director, La-Z-Boy Inc.

William D. McIntyre, Jr. (66)           President & Chief Executive Officer, Allegra Network, LLC, a             1971
                                        franchisor of printing businesses (2000 - present); President &
                                        Chief Executive Officer, American Speedy Printing Centers,
                                        Inc., a printing shop franchisor (1997 - 2000)

Michael J. Miller (53)                  Chief Executive Officer, Floral City Beverage, a beer wholesaler         2000

Richard A. Sieb (70)                    President, Sieb Plumbing & Heating Inc. and President, Nortel            1993
                                        Inc., a recreational bowling establishment

Philip P. Swy (48)                      President, Michigan Tube Swagers & Fabricators, Inc., a                  1997
                                        hospitality table and chair manufacturer and marketer

                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                                          AGE               POSITION
-------------------------------------------------             ---               -------------------------------------------
Ronald D. LaBeau                                              58                President
Thomas J. Bruck                                               56                Secretary
Eugene D. Greutman                                            53                Treasurer

The executive officers of the registrant are all executive officers of the subsidiary bank and are not compensated by the registrant.

                         EXECUTIVE OFFICERS OF THE BANK

NAME                                                          AGE               POSITION
-------------------------------------------------             ---               -------------------------------------------
Ronald D. LaBeau                                              58                President & Chief Executive Officer
H. Douglas Chaffin                                            45                Executive Vice President & Senior Lending
                                                                                Manager
Thomas J. Bruck                                               56                Executive Vice President & Cashier
James E. Morr                                                 55                Executive Vice President, Senior Trust
                                                                                Officer & General Counsel
Eugene D. Greutman                                            53                Senior Vice President Finance
Herbert J. Lock                                               55                Senior Vice President & Investment Officer

There is no family relationship between any of the Directors or Executive Officers of the registrant and there is no arrangement or understandings between any of the Directors or Executive Officers and any other person pursuant to which he was selected a Director or Executive Officer nor with any respect to the term which each will serve in the capacities stated previously.

The Executive Officers of the Bank are elected to serve for a term of one year at the Board of Directors Annual Organizational Meeting, held in May.

Ronald D. LaBeau was President & Chief Executive Officer in 2001, 2000, and 1999, Executive Vice President and Senior Loan Officer in 1998, and Vice President, Loans and Business Development in 1997. H. Douglas Chaffin joined the Bank in 2001 as Executive Vice President & Senior Lending Manager. Thomas J. Bruck was Executive Vice President and Cashier in 2001, 2000, 1999, and 1998, and Senior Vice President and Cashier in 1997. James E. Morr was Executive Vice President, Senior Trust Officer and General Counsel in 2001, 2000, 1999, and 1998, and Senior Vice President, Trust Officer and Legal Counsel in 1997. Eugene
D. Greutman was Senior Vice President Finance in 2001 and 2000, and Senior Vice President and Controller in 1999, 1998, and 1997. Herbert J. Lock was Senior Vice President and Investment Officer in 2001, 2000, and 1999, and Vice President, Investment and Trust Officer in 1998 and 1997.

                         Item 11. Executive Compensation

GENERAL. The following information relates to compensation of management for the years ended December 31, 2001, 2000 and 1999, unless otherwise noted below. This information includes compensation of management by Monroe Bank & Trust. On July 1, 2000, Monroe Bank & Trust was reorganized into a bank holding company structure, with MBT as the bank holding company for Monroe Bank & Trust.

EXECUTIVE COMPENSATION. The following table sets forth the annual and long-term compensation for MBT's Chief Executive Officer and the four highest paid executive officers, as well as the total compensation paid to each individual during the last three fiscal years.


                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                                                          COMPENSATION
                                                             ANNUAL COMPENSATION             AWARDS
                                                         -----------------------------    -----------

                                                                                           SECURITIES      ALL OTHER
                                                                                           UNDERLYING    COMPENSATION
          NAME AND PRINCIPAL POSITION                    YEAR   SALARY ($)   BONUS ($)    OPTIONS (#)       ($) (A)
          ---------------------------                    ----   ----------   ---------    -----------       -------
Ronald D. LaBeau...............................          2001    $218,400    $222,359          0           $25,075
     President and Chief Executive Officer               2000     212,250     226,564        35,000         23,700
                                                         1999     198,962     136,651          0            21,429


Thomas J. Bruck................................          2001     $90,800     $71,902          0           $12,264
     Executive Vice President and Cashier                2000      88,000      73,843        19,600         11,440
                                                         1999      75,500      74,252          0            11,325


James E. Morr..................................          2001     $90,800     $71,902          0           $12,249
     Executive Vice President, Senior Trust              2000      88,000      73,843        19,600         11,440
     Officer and General Counsel                         1999      74,000      72,770          0            11,100


Eugene D. Greutman.............................          2001     $87,700     $69,448          0           $11,683
     Senior Vice President Finance                       2000      85,000      71,326        19,600         11,050
                                                         1999      72,800      71,637          0            10,920


Herbert J. Lock................................          2001     $76,900     $52,196          0           $10,411
     Senior Vice President and Investment Officer        2000      74,000      53,224        17,400          9,620
                                                         1999      62,400      51,157          0             9,360


(A) The amounts shown in this column for the most recently completed fiscal year were derived from the following: (1) contributions by Monroe Bank & Trust to the Monroe Bank & Trust 401(k) Plan: Mr. LaBeau, $15,300; Mr. Bruck, $8,172; Mr. Morr, $8,172; Mr. Greutman, $7,893; and Mr. Lock, $6,921; (2) contributions by Monroe Bank & Trust to the Money Purchase Pension Plan of Monroe Bank & Trust: Mr. LaBeau, $6,800; Mr. Bruck, $3,632; Mr. Morr, $3,632; Mr. Greutman, $3,508; and Mr. Lock, $3,076; and (3) the economic benefit of life insurance coverage provided for the executive officers: for the benefit of Mr. LaBeau, $2,975; for the benefit of Mr. Bruck, $460; for the benefit of Mr. Morr, $445; for the benefit of Mr. Greutman, $282; and for the benefit of Mr. Lock, $414.

OPTION EXERCISES AND YEAR-END VALUE TABLE. The following table presents information about stock options exercised during 2001 and unexercised stock options at December 31, 2001 for the five named executive officers.



                    OPTION EXERCISES AND YEAR-END VALUE TABLE

      AGGREGATED OPTION EXERCISES IN 2001 AND FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                                     OPTIONS            IN-THE-MONEY OPTIONS AT
                                                              DECEMBER 31, 2001(#)        DECEMBER 31, 2001($)
                                                              --------------------        --------------------
                               SHARES ACQUIRED     VALUE
            NAME                 ON EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
            ----                 -----------     --------   -------------------------  -------------------------
Ronald D. LaBeau                      0              0           23,334 / 11,666                 0 / 0
Thomas J. Bruck                       0              0           13,067 / 6,533                  0 / 0
James E. Morr                         0              0           13,067 / 6,533                  0 / 0
Eugene D. Greutman                    0              0           13,067 / 6,533                  0 / 0
Herbert J. Lock                       0              0           11,600 / 5,800                  0 / 0


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

SALARY CONTINUATION AGREEMENT. MBT and Monroe Bank & Trust entered into a
Salary Continuation Agreement with Mr. LaBeau in December 2000, which provides that MBT and Monroe Bank & Trust will pay an annual salary continuation benefit of $139,600 to Mr. LaBeau or his designated beneficiaries for 10 years after his retirement on or after reaching the normal retirement age of 65.

For Mr. LaBeau's early retirement (before reaching age 65) or termination before his normal retirement age as a result of disability, the annual salary continuation benefit increases to $139,600 in the ninth year of the Salary Continuation Agreement (but is not actually payable until he reaches normal retirement age), as follows:


                            SALARY CONTINUATION                 ANNUAL BENEFIT
                            AGREEMENT PLAN YEAR                 PAYABLE AFTER
                            ENDING DECEMBER 26,                 REACHING AGE 65
                                                                FOR EARLY
                                                                RETIREMENT OR
                                                                DISABILITY
                                                                OCCURRING ON OR
                                                                AFTER THE END OF
                                                                THE PLAN YEAR
                           ---------------------------------    ----------------
                            2001..........................           $20,893

                            2002..........................            40,184

                            2003..........................            57,997

                            2004..........................            74,445

                            2005..........................            89,632

                            2006..........................           103,655

                            2007..........................           116,604

                            2008..........................           128,560

                            2009..........................           139,600

BANK OWNED LIFE INSURANCE. MBT has split-dollar life insurance agreements with its directors and executive officers. The economic benefit (the imputed income amount of this insurance) for the year 2001 to MBT's Chief Executive Officer and its other four highest paid executive officers is included in the amounts for each of these executive officers set forth in the Summary Compensation Table under the column "All Other Compensation." The economic benefit (the imputed income amount of this insurance) for the year 2001 to each director other than Mr. LaBeau is as follows: Ms. Cape, $367; Mr. Gruber, $1,513; Mr. Huner, $375; Mr. Kiser, $438; Mr. Lipford, $2,255; Mr. McIntyre, $3,071; Mr. Miller, $449; Mr. Sieb, $3,286; and Mr. Swy, $424. The insurance policies provide death benefits to the executive's beneficiaries of (a) twice the executive's current annual salary at the time of death, less $50,000, if he dies before retirement or, (b) the executive's annual salary at the time his employment terminated if he dies after retirement or if his employment has been terminated due to disability. An additional policy provides Mr. LaBeau's beneficiaries life insurance proceeds of $958,837 if he dies before age 65 while in active service to MBT.

The directors' death benefits under the policy provided for them, which also covers Mr. LaBeau, are $500,000 for director service of less than 3 years, $600,000, for service up to 5 years, $750,000 for service up to 10 years, and $1,000,000 for director service of 10 years or more.


                              DIRECTOR COMPENSATION

Directors of MBT other than Mr. LaBeau are compensated for all services as a director in the following manner: eligible directors receive $750 per board meeting attended and are entitled to receive a quarterly retainer fee of $1,500. In addition, the members of the following board committees receive the compensation indicated for each meeting attended: Audit Committee, $500 per meeting attended; Compensation Committee, $250 per meeting attended; Nominating/Governance Committee, $250 per meeting attended; Trust Committee, $500 per meeting attended; and Loan Review Committee, $500 per meeting attended. As an employee, Mr. LaBeau does not receive any compensation for his service as a director.

Directors receive life insurance benefits as explained above under the caption, "Bank Owned Life Insurance."

LONG-TERM INCENTIVE COMPENSATION PLAN. Directors are eligible to receive grants of stock options, stock awards and restricted stock under the terms of the Long-Term Incentive Compensation Plan. For 2001 and 2002, each non-employee director was given the opportunity to exchange all or a portion of his or her quarterly cash retainer for the year for an award of an option to purchase MBT stock under the Long-Term Incentive Compensation Plan, valued using the Black-Scholes stock option pricing model. Each non-employee director elected to receive stock options in place of quarterly cash retainer payments during 2001, with the exception of Mr. Swy, who elected to exchange eighty percent of his quarterly cash retainer payments for stock options. Each non-employee director elected to receive stock options in place of quarterly cash retainer payments in 2002. In January 2001, each non-employee director, with the exception of Mr. Swy, was awarded an option to purchase 1,572 common shares at a fair market value exercise price of $13.94 per share, which option vested on December 31, 2001 and has a term expiring January 2, 2011. Mr. Swy was awarded an option to purchase 1,258 common shares on the same terms. In January 2002, each non-employee director was awarded an option to purchase 1,835 shares at a fair market value exercise price of $13.85 per share, which option vests on December 31, 2002, and has a term expiring January 2, 2012.

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

         The objectives of MBT's executive compensation program are to:

         -        Support the achievement of desired goals of MBT.
         - Provide compensation that will attract and retain superior talent and reward performance.
         - Align the executive officers' interests with those of shareholders by placing a significant portion of pay at risk with payout dependent upon corporate performance, both on a short-term and long-term basis.

The executive compensation program provides an overall level of compensation opportunity that is competitive within the banking industry. Actual compensation levels may be greater or less than average competitive levels in surveyed companies based upon annual and long-term MBT performance. The Compensation Committee also uses its discretion to set executive compensation based upon individual performance.

COMPENSATION MATTERS IN 2001. During 2001 the Compensation Committee increased the levels of base salary of the Chief Executive Officer and certain other Executive Officers. The increases in base salary were based upon an analysis of compensation levels for management performing similar functions at other banking companies of similar size and operations.

The performance of the Corporation for the purpose of determining the annual cash bonuses to be paid to employees, including the Chief Executive Officer and other Executive Officers was based on net operating income for the year 2001.

EXECUTIVE OFFICER COMPENSATION PROGRAM. MBT's executive officer compensation program is comprised of base salary, annual cash incentive compensation, longer-term incentive compensation in the form of stock options and various benefits.

BASE SALARY. Base salary levels for MBT's executive officers are set relative to companies in the banking industry of similar size and complexity of operations, as described above. In determining salaries, the Compensation Committee also takes into account individual experience and performance, MBT performance and specific issues particular to MBT.

ANNUAL INCENTIVE COMPENSATION. The Monroe Bank & Trust Annual Incentive Plan is MBT's annual incentive program for all employees, including Executive Officers. The purpose of the plan is to provide direct financial incentives in the form of an annual cash bonus to executives to achieve MBT's annual goals. For 2001, the Compensation Committee recommended and the Board of Directors selected net operating income as the measurement of the Corporation's performance, with threshold and target goals set for determining cash bonus opportunities for all employees, including Executive Officers. The amount distributed to each participant in the Annual Incentive Plan is based on his or her base salary and is weighted to reflect each participant's ability to affect the performance of the Corporation, with the Chief Executive Officer having the largest weighting. For net operating income in excess of the target goal set, each participant receives a ratable increase in his or her cash bonus. MBT exceeded its target goal for net operating income in 2001. The achievement of this corporate goal represented the entire cash bonus for each Executive Officer for 2001.

LONG-TERM INCENTIVES. Stock options awarded under the Long-Term Incentive Compensation Plan constitute MBT's long-term incentive plan for executive officers. The objectives of the stock option awards are to align executive and shareholder long-term interests by creating a strong and direct link between executive pay and shareholder return, and to enable executives to develop and maintain a long-term stock ownership position in MBT's common shares.

The Long-Term Incentive Compensation Plan authorizes a committee of outside directors to award stock options and other stock compensation to key executives. Awards are made at levels considered to be competitive within the banking industry. No stock options were awarded in 2001 to Executive Officers.

BENEFITS. MBT provides medical benefits to its executive officers that are generally available to all fulltime MBT employees.

CHIEF EXECUTIVE OFFICER COMPENSATION. The base salary of Mr. LaBeau, MBT Financial Corp.'s President, was increased to $218,400, effective January, 2001, based upon the recommendation of an outside compensation consultant arising from its survey of other banking companies, as described above.

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

                               PERFORMANCE GRAPHS
The following graph compares the change in value that an investor would have realized (assuming reinvestment of dividends) by investing $100 in MBT Financial Corp. common stock, the NASDAQ Composite index, and the NASDAQ Bank index on December 31, 1996.


                              MBT FINANCIAL CORP.
             COMPARISON OF CUMULATIVE TOTAL RETURN TO SHAREHOLDERS
                  DECEMBER 31, 1996 THROUGH DECEMBER 31, 2001

             NASDAQ         NASDAQ             MBT
             Bank         Composite      Financial Corp.
             -------------------------------------------
1996         100.00        100.00             100.00
1997         163.59        121.64             131.80
1998         144.33        169.84             284.75
1999         132.81        315.20             274.56
2000         152.30        191.36             173.18
2001         165.05        151.07             187.56

The following graph shows Monroe Bank & Trust's Return on Assets (ROA) for the last five full years and the first nine months of 2001, annualized. The graph also includes the same information for Monroe Bank & Trust's peer group from the Uniform Bank Performance Report (UBPR). The UBPR is published by the Federal Financial Institutions Examination Council using data gathered from the Call Reports submitted by banks. The peer group for Monroe Bank & Trust for 1996 through 1997 includes all FDIC insured banks between $500 million and $1 billion in total assets. The peer group for Monroe Bank & Trust for 1998 through 2001 includes all FDIC insured banks between $1 billion and $3 billion in total assets.

                              MONROE BANK & TRUST
                      COMPARISON OF RETURN ON ASSETS (ROA)
                               1996 THROUGH 2001*

           Monroe Bank      Peer
             & Trust      Group**
1996         1.92%         1.30%
1997         1.94%         1.29%
1998         1.64%         1.26%
1999         1.52%         1.31%
2000         1.67%         1.21%
2001*        1.51%         1.17%

                      ADDITIONAL INFORMATION ON MANAGEMENT

Section 16 of the Securities Exchange Act of 1934 requires MBT Financial Corp.'s executive officers, directors and more than ten percent shareholders ("Insiders") to file with the Securities and Exchange Commission and MBT Financial Corp. reports of their ownership of MBT Financial Corp. securities. Based upon written representations and copies of reports furnished to MBT Financial Corp. by Insiders, all Section 16 reporting requirements applicable to Insiders during 2001 were satisfied on a timely basis with the exception of Mr. Miller who filed three late reports covering three transactions in 2001 and one late report for one transaction in 2000.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

         As of December 31, 2001, beneficial ownership in excess of five percent of the common stock is as follows:

                                                                 AMOUNT & NATURE
       TITLE OF                  NAME & ADDRESS OF                 OF BENEFICIAL                   PERCENT
        CLASS                    BENEFICIAL OWNER                    OWNERSHIP                     OF CLASS
      --------------    ----------------------------------     ------------------------         --------------
        Common          Monroe Bank & Trust                      6,226,479 shares(1)                 31.5%
                        102 East Front Street
                        Monroe, Michigan 48161

(1) These shares are held in various fiduciary capacities in the ordinary course of business under numerous trust relationships by Monroe Bank & Trust. As fiduciary, Monroe Bank & Trust has sole power to dispose of 3,944,908 of these shares, shared power to dispose of 2,281,571 of these shares, sole power to vote 3,944,908 of these shares, and shared power to vote 2,281,571 of these shares.

The following table reflects the numbers of common shares beneficially owned by all directors and nominees, the executive officers named in the Summary Compensation Table, and all directors and executive officers of Monroe Bank & Trust as a group as of December 31, 2001.

                                                 COMMON SHARES
      NAME OF BENEFICIAL OWNER                       OWNED (1)                   PERCENT OF CLASS
----------------------------------          -----------------------------      ----------------------
Thomas J. Bruck                                      201,579(2)                        1.0%
Connie S. Cape                                         7,472(3)                         *
Eugene D. Greutman                                    64,867(4)                         *
Ronald J. Gruber                                      10,772(5)                         *
Thomas M. Huner                                       23,572(6)                         *
Gerald L. Kiser                                        3,572(7)                         *
Ronald D. LaBeau                                      73,158(8)                         *
Rocque E. Lipford                                     24,966(9)                         *
Herbert J. Lock                                       18,178(10)                        *
William D. McIntyre, Jr.                              69,828(11)                        *
Michael J. Miller                                     22,941(12)                        *
James E. Morr                                         58,721(13)                        *
Richard A. Sieb                                       74,258(14)                        *
Philip P. Swy                                          5,258(15)                        *

All Directors and Executive                          659,142                           3.3%
Officers as a Group
(15 in group)

*        Ownership is less than 1% of the class.

         (1) Except as otherwise noted, none of the named individuals shares with another person either voting or investment power as to the shares reported.

         (2) Includes 165,898 shares subject to shared voting and investment power and 13,067 shares subject to options which are presently exercisable.

         (3) Includes 1,600 shares subject to shared voting and investment power and 1,572 shares subject to options which are presently exercisable.
         (4) Includes 51,800 shares subject to shared voting and investment power and 13,067 shares subject to options which are presently exercisable.
         (5) Includes 1,572 shares subject to options which are presently exercisable.
         (6) Includes 10,424 shares subject to shared voting and investment power and 1,572 shares subject to options which are presently exercisable.
         (7) Includes 1,572 shares subject to options which are presently exercisable.
         (8) Includes 10,946 shares subject to shared voting and investment power and 23,334 shares subject to options which are presently exercisable.
         (9) Includes 400 shares subject to shared voting and investment power and 1,572 shares subject to options which are presently exercisable.
         (10) Includes 950 shares subject to shared voting and investment power and 11,600 shares subject to options which are presently exercisable.
         (11) Includes 1,572 shares subject to options which are presently exercisable.
         (12) Includes 21,369 shares subject to shared voting and investment power and 1,572 shares subject to options which are presently exercisable.
         (13) Includes 4,324 shares subject to shared voting and investment power and 13,067 shares subject to options which are presently exercisable.
         (14) Includes 55,490 shares subject to shared voting and investment power and 1,572 shares subject to options which are presently exercisable.
         (15) Includes 1,258 shares subject to options which are presently exercisable.


             Item 13. Certain Relationships and Related Transactions

               TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS


Directors and executive officers of MBT and their associates were customers of, or had transactions with, Monroe Bank & Trust in the ordinary course of business during 2001. We expect additional transactions to take place in the future. All outstanding loans to directors and executive officers and their associates, commitments and sales, purchases and placements of investment securities and other financial instruments included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral where applicable, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features. In addition, Mr. Lipford is a partner in the law firm of Miller, Canfield, Paddock and Stone, P.L.C., which provides legal services to MBT and Monroe Bank & Trust.

                                     Part IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                    Contents

Financial Statements

         Report of Independent Public Accountants - Page 18

         Consolidated Statements of Condition as of December 31, 2001 and 2000
                  - Page 19

         Consolidated Statements of Income for the Years
                  Ended December 31, 2001, 2000, and 1999 - Page 20

         Consolidated Statements of Cash Flows for the Years
                  Ended December 31, 2001, 2000, and 1999 - Pages 21 - 22

         Consolidated Statements of Changes in Stockholders' Equity for the
                  Years Ended December 31, 2001, 2000, and 1999 - Page 23

         Notes to Consolidated Financial Statements - Pages 24 - 39


Financial Statement Schedules

         (a)      Securities - Page 55

         (b)      Loans and Lease Financing Receivables - Page 56

         (c)      Bank Premises and Equipment - Page 57

         (d) Allowance for Loan Losses - Included in Notes to Financial Statements Note 3, Page 26



                               Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of 2001


                                    Exhibits

The following exhibits are filed as a part of this report:

3.1 Restated Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
3.2 Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000 and amended in Exhibit 3.2 to MBT Financial Corp.'s Form 10-Q for its fiscal quarter ended June 30, 2001.
10.1 MBT Financial Corp. Long-Term Incentive Compensation Plan. Previously filed as Exhibit 10.1 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
10.2     Monroe Bank & Trust Salary Continuation Agreement. Previously filed as
         Exhibit 10.2 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.

10.3 Monroe Bank & Trust Split Dollar Life Insurance Agreement. Previously filed as Exhibit 10.3 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
10.4     Monroe Bank & Trust Group Term Carve Out Plan. Previously filed as
         Exhibit 10.4 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
10.5     MBT Financial Corp. Employment Agreement. Previously filed as Exhibit
         10.5 to MBT Financial Corp.'s Form 10-Q for its fiscal quarter ended September 30, 2001.
10.6     Addition to Monroe Bank & Trust Group Term Carve Out Plan.
21 Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
99 Letter to Securities and Exchange Commission pursuant to Temporary Note 3T to Article 3 of Regulation S-X.

                                   SCHEDULE I
                                   SECURITIES
                                 (000's omitted)

                                                                                    Held to Maturity
                                                      ----------------------------------------------------------------------------
                                                         December 31, 2001          December 31, 2000         December 31, 1999
                                                      ------------------------  ------------------------  ------------------------
                                                                    Estimated              Estimated                   Estimated
                                                      Amortized       Market    Amortized    Market        Amortized      Market
                                                         Cost         Value       Cost       Value           Cost        Value
                                                      -----------   ----------  ------------------------  ------------------------
U.S. Government agency and corporation
obligations (excluding mortgage-backed securities) ... $ 29,903    $ 30,057      $145,622    $143,456      $150,222    $141,004


Securities issued by states and political
subdivisions in the U.S ..............................  129,075     131,921       132,007     134,664       152,791     152,505

Pass-through mortgage-backed securities (MBS) ........      141         140           167         163           177         166


Other domestic securities (debt and equity) ..........    2,968       2,961        56,188      56,164         8,956       8,845
                                                       --------    --------      --------    --------      --------    --------

Total ................................................ $162,087    $165,079      $333,984    $334,447      $312,146    $302,520
                                                       ========    ========      ========    ========      ========    ========
Pledged securities ................................... $ 35,709    $ 36,775      $ 62,992    $ 63,181      $ 34,889    $ 33,497
                                                       ========    ========      ========    ========      ========    ========
                                                                                   Available for Sale
                                                      ----------------------------------------------------------------------------
                                                         December 31, 2001          December 31, 2000         December 31, 1999
                                                      ------------------------  ------------------------  ------------------------
                                                                    Estimated              Estimated                   Estimated
                                                      Amortized       Market    Amortized    Market        Amortized      Market
                                                         Cost         Value       Cost       Value           Cost        Value
                                                      -----------   ----------  ------------------------  ------------------------
U.S. Government agency and corporation
obligations (excluding mortgage-backed securities) ... $224,910    $224,512      $ 11,999    $ 11,979      $ 32,951    $ 32,345


Securities issued by states and political
subdivisions in the U.S ..............................    8,646       8,142             -           -         6,984       7,157

Pass-through mortgage-backed securities (MBS) ........    1,117       1,194         1,127       1,212         1,137       1,137


Other domestic securities (debt and equity) ..........  102,763     101,566       110,879     105,230        98,467      96,794
                                                       --------    --------      --------    --------      --------    --------

Total ................................................ $337,436    $335,414      $124,005    $118,421      $139,539    $137,433
                                                       ========    ========      ========    ========      ========    ========

Pledged securities ................................... $140,945    $140,594      $  2,998    $  3,015      $ 18,961    $ 18,906
                                                       ========    ========      ========    ========      ========    ========

                                   SCHEDULE II
                     LOANS AND LEASE FINANCING RECEIVABLES
                                 (000's omitted)

                                                                                          Book Value at December 31,
                                                                       -------------------------------------------------------------
                                                                        2001 (a)     2000 (a)     1999 (a)     1998 (a)     1997 (a)
                                                                       ---------     --------     --------     --------     --------
Loans secured by real estate:
  Construction and land development ...............................     $ 47,025     $ 36,146     $ 24,504     $ 27,100     $ 21,201
  Secured by farmland (including farm residential
  and other improvements) .........................................        6,172        4,354        3,774        3,945        5,110
  Secured by 1-4 family residential properties ....................      275,489      275,299      214,358      202,926      209,934
  Secured by multifamily (5 or more) residential properties .......        6,714        3,322        3,673        3,166        2,881
  Secured by nonfarm nonresidential properties ....................      258,879      227,024      190,588      182,348      158,549

Loans to finance agricultural production and other
loans to farmers ..................................................        2,856        2,832        2,087        1,422        1,342

Commercial and industrial loans to U.S. addresses (domicile).......       99,186      150,805      156,489      171,919      144,316

Loans to individuals for household, family, and other
personal expenditures (includes purchased paper):
  Credit cards and related plans ..................................        3,353        9,415       10,320       10,038        9,716
  Other ...........................................................       87,322      102,089       97,091       85,475       76,534

Nonrated industrial development obligations (other than
securities) of states and political subdivisions in the U.S. ......          133          228          380          676          924

Other loans:
  Loans for purchasing or carrying securities (secured
  and unsecured) ..................................................            -            -            9            -            -
  All other loans .................................................          696          609          109        1,994        1,084

Less: Any unearned income on loans ................................            -            -            -            3           12
                                                                        --------     --------     --------     --------     --------
Total loans and leases, net of unearned income ....................     $787,825     $812,123     $703,382     $691,006     $631,579
                                                                        ========     ========     ========     ========     ========


Nonaccrual loans ..................................................     $ 22,712     $ 17,161     $ 16,791     $  5,269     $  3,725
Loans 90 days or more past due ....................................     $    450     $    193     $    107     $     40     $     71
Troubled debt restructurings ......................................     $      -     $  1,057     $  1,281     $    868     $  1,434


(a) Loan categories are presented net of deferred loan fees. The presentation in Note 2 to the consolidated financial statements differs from this schedule presentation by presenting the loan categories, gross, before deferred loan fees have been subtracted.

                                  SCHEDULE III
                          BANK PREMISES AND EQUIPMENT

                                                                                                            Amount at
                                                                                  Accumulated             Which Carried
                                                                                 Depreciation           on Consolidated
                                                         Gross Book                  and                    Statement
           Classification                                Value (a)               Amortization             of Condition
---------------------------------------               -------------             ------------              ------------
December 31, 2001
-----------------

Bank Premises                                         $  18,114,759             $  7,110,281              $ 11,004,478
   (including Land of $2,708,338)
Equipment                                                14,892,229               11,395,686                 3,496,543

Leasehold Improvements                                            -                        -                         -
                                                      -------------             ------------              ------------
                                                      $  33,006,988             $ 18,505,967              $ 14,501,021
                                                      =============             ============              ============

December 31, 2000
-----------------

Bank Premises                                         $  16,134,043             $  6,431,875              $  9,702,168
   (including Land of $2,708,338)
Equipment                                                14,065,983               10,078,593                 3,987,390
Leasehold Improvements                                   -                        -                         -
                                                      -------------             ------------              ------------
                                                      $  30,200,026             $ 16,510,468              $ 13,689,558
                                                      =============             ============              ============

(a) The gross book value of the Bank premises (including land and land improvements), equipment, and leasehold improvements is stated at cost.

                                   Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2002                           MBT FINANCIAL CORP.





                                                By: /s/ Eugene D. Greutman
                                                   -----------------------------
                                                         Eugene D. Greutman
                                                           Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 26, 2002


By: /s/ Ronald D. LaBeau                        By: /s/ Eugene D. Greutman
   -----------------------------------             -----------------------------
         Ronald D. LaBeau                                Eugene D. Greutman
         President & Director                            Treasurer
         (principal executive officer)                   (principal financial
                                                         officer)


By: /s/ Thomas M. Huner                         By: /s/ Gerald L. Kiser
   -----------------------------------             -----------------------------
         Thomas M. Huner                                Gerald L. Kiser
         Director                                       Director


By: /s/ Connie S. Cape                          By:  /s/ Philip P. Swy
   -----------------------------------              ----------------------------
         Connie S. Cape                                  Philip P. Swy
         Director                                        Director


By: /s/ Richard A. Sieb
   -----------------------------------
         Richard A. Sieb
         Director