Form 10-K/A
period 2001-12-31
MBT FINANCIAL CORP
filed 2002-04-24
CIK 1118237

                       Securities and Exchange Commission
                              Washington D.C. 20549
                                   FORM 10-K/A


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the fiscal year ended                                   Commission file
December 31, 2001                                           Number 000-30973


                               Amendment Number 1

                               MBT Financial Corp.
           (Exact name of the registrant as specified in its Charter)


           Michigan                                     383516922
   (State of Incorporation)                (I.R.S. Employer Identification No.)

 102 East Front Street, Monroe, Michigan                 48161
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


As of March 27, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $285,106,332.

As of March 27, 2002, there were 19,730,542 shares of Registrant's common stock outstanding.

The undersigned Registrant hereby amends the following items of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 2001 for the purpose of filing the consent of Arthur Andersen LLP attached hereto as Exhibit 23, which Registrant obtained after the filing of Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

Part IV

Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K


Exhibit Number             Description of Exhibit

23                         Consent of Arthur Andersen LLP

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto authorized.

         Dated:   April 24, 2002

                                                   MBT Financial Corp.


                                                   /s/ Eugene D. Greutman
                                                   -----------------------------
                                                   Eugene D. Greutman
                                                   Treasurer
                                                   (Principal Financial and
                                                     Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number             Description of Exhibit


23                 Consent of Arthur Andersen LLP