Form 10-Q
period 2002-03-31
MBT FINANCIAL CORP
filed 2002-05-14
CIK 1118237

                                   FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended March 31, 2002

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

Yes [X]
No  [ ]


As of May 13, 2002, 19,709,246 shares of the Corporation's Common Stock, No Par Value, were outstanding.

                          PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                               MBT FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (UNAUDITED)

                                                                              March 31,         December 31,
                                                                                2002                2001
                                                                                ----                ----
ASSETS

Cash and due from banks                                                    $    32,082,079    $    26,137,120
Federal funds sold                                                              29,100,000         40,000,000
Investment securities
   Held to maturity-
      Obligations of U.S. Government agencies (Estimated market value
          of $18,825,670 and $30,197,409)                                       19,016,173         30,044,083
      Obligations of states and political subdivisions (Estimated market
          value of $123,496,095 and $131,920,520)                              120,775,793        129,074,829
      Other securities (Estimated market value of $2,923,155
          and $2,961,534)                                                        2,970,249          2,968,261
   Available for sale-
      Obligations of U.S. Government agencies                                  234,943,056        225,705,947
      Obligations of states and
          political subdivisions                                                 9,162,875          8,142,334
      Other securities                                                         155,714,213        101,565,802
Loans                                                                          766,640,310        787,825,052
Allowance for loan losses                                                      (11,963,997)       (13,000,000)
Bank premises and equipment, net                                                15,257,620         14,501,021
Other real estate owned                                                          4,025,183          4,326,219
Interest receivable and other assets                                            36,463,876         36,877,084
                                                                           ---------------    ---------------
      Total assets                                                         $ 1,414,187,430    $ 1,394,167,752
                                                                           ===============    ===============

LIABILITIES

Non-interest bearing demand deposits                                       $   110,913,142    $   122,866,335
Interest bearing demand deposits                                                63,128,378         67,936,942
Savings deposits                                                               471,504,777        439,381,209
Other time deposits                                                            374,496,150        368,695,291
                                                                           ---------------    ---------------
      Total deposits                                                         1,020,042,447        998,879,777

Federal Home Loan Bank advances                                                225,000,000        225,000,000
Interest payable and other liabilities                                           7,919,189          8,557,831
                                                                           ---------------    ---------------
      Total liabilities                                                      1,252,961,636      1,232,437,608
                                                                           ---------------    ---------------

STOCKHOLDERS' EQUITY

Common stock (no par value; 30,000,000 shares authorized,
   19,730,542 and 19,752,542 shares issued and outstanding)                           ----               ----
Surplus                                                                         58,676,326         58,988,726
Undivided profits                                                              105,603,466        104,055,944
Net unrealized losses on securities
   available for sale, net of tax                                               (3,053,998)        (1,314,526)
                                                                           ---------------    ---------------
      Total stockholders' equity                                               161,225,794        161,730,144
                                                                           ---------------    ---------------
      Total liabilities and stockholders' equity                           $ 1,414,187,430    $ 1,394,167,752
                                                                           ===============    ===============



The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                           Three Months Ended March 31,

                                                            2002            2001
                                                            ----            ----
INTEREST INCOME
Interest and fees on loans                               $15,155,602   $18,767,377
Interest on investment securities-
      Obligations of U.S. Government agencies              3,094,149     2,890,608
      Obligations of states and political subdivisions     1,735,650     1,746,835
      Other securities                                     1,583,695     2,688,646
Interest on Federal funds sold                               157,248       163,719
                                                         -----------   -----------
                Total interest income                     21,726,344    26,257,185
                                                         -----------   -----------

INTEREST EXPENSE
Interest on deposits                                       5,898,249    10,592,224
Interest on borrowed funds                                 3,175,999     3,188,067
                                                         -----------   -----------
                Total interest expense                     9,074,248    13,780,291
                                                         -----------   -----------
NET INTEREST INCOME                                       12,652,096    12,476,894

PROVISION FOR LOAN LOSSES                                  2,750,000     4,400,000
                                                         -----------   -----------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                            9,902,096     8,076,894
                                                         -----------   -----------
OTHER INCOME
Income from trust services                                   946,735       999,900
Service charges on deposit accounts                        1,025,748       664,058
Security gains                                                 7,010          ----
Other                                                        796,695       792,828
                                                         -----------   -----------
                Total other income                         2,776,188     2,456,786
                                                         -----------   -----------

OTHER EXPENSES
Salaries and employee benefits                             3,607,161     3,266,844
Occupancy expense                                            527,867       613,485
Other                                                      2,870,819     2,268,856
                                                         -----------   -----------
                Total other expenses                       7,005,847     6,149,185
                                                         -----------   -----------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                               5,672,437     4,384,495

PROVISION FOR INCOME TAXES                                 1,559,945     1,191,231
                                                         -----------   -----------
NET INCOME                                               $ 4,112,492   $ 3,193,264
                                                         ===========   ===========
COMPREHENSIVE INCOME                                     $ 2,373,020   $ 6,855,811
                                                         ===========   ===========
BASIC EARNINGS PER COMMON SHARE                          $      0.21   $      0.16
                                                         ===========   ===========
DILUTED EARNINGS PER COMMON SHARE                        $      0.21   $      0.16
                                                         ===========   ===========
COMMON STOCK DIVIDENDS DECLARED PER SHARE                $      0.13   $      0.11
                                                         ===========   ===========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          Three Months Ended March 31,
                                                                              2002             2001
                                                                              ----             ----
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
Interest and fees received                                                 $  21,765,685    $  26,573,583
Other income received                                                          2,769,179        2,456,786
Miscellaneous receipts                                                           884,574          913,179
Interest paid                                                                 (8,965,407)     (13,689,072)
Cash paid to employees and others                                             (8,122,628)      (6,811,355)
Income taxes paid                                                               (218,224)        (610,000)
                                                                           -------------    -------------
            Net cash provided by operating activities                      $   8,113,179    $   8,833,121
                                                                           -------------    -------------

CASH FLOWS PROVIDED BY (USED FOR)
INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held to maturity         $  23,392,918    $ 220,563,259
Proceeds from maturities of investment securities available for sale         107,475,000             ----
Net (increase) decrease in loans                                              17,111,060      (47,040,564)
Proceeds from sales of other real estate owned                                   447,100          573,380
Proceeds from sales of other assets                                               51,000           28,475
Purchase of investment securities held to maturity                            (4,050,314)    (178,107,922)
Purchase of investment securities available for sale                        (174,544,080)     (67,417,132)
Purchase of bank premises and equipment                                       (1,231,394)        (380,113)
                                                                           -------------    -------------
            Net cash used for investing activities                         $ (31,348,710)   $ (71,780,617)
                                                                           -------------    -------------

CASH FLOWS PROVIDED BY (USED FOR)
FINANCING ACTIVITIES:
Net increase (decrease) in demand, interest bearing demand, and savings
  deposits                                                                 $  15,361,811    $  (7,671,033)
Net increase in other time deposits                                            5,800,859       53,066,204
Repurchase of common stock                                                      (312,400)            ----
Dividends paid                                                                (2,569,780)      (2,200,000)
                                                                           -------------    -------------
            Net cash provided by financing activities                      $  18,280,490    $  43,195,171
                                                                           -------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  $  (4,955,041)   $ (19,752,325)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                66,137,120       69,540,039
                                                                           -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF THREE MONTHS                           $  61,182,079    $  49,787,714
                                                                           =============    =============
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net income                                                                 $   4,112,492    $   3,193,264
Adjustments to reconcile net income to
   net cash provided by operating activities:
       Depreciation                                                              474,795          506,881
       Provision for loan losses                                               2,750,000        4,400,000
       (Increase) decrease in net deferred Federal income tax asset             (380,260)       1,179,271
       Amortization of investment premium and discount                           (23,729)         (10,880)
       Net increase (decrease) in interest payable and other liabilities        (638,642)         449,934
       Net decrease in interest receivable and other assets                      793,468        1,111,201
       Net increase (decrease) in deferred loan fees                              22,083          (20,361)
       Other                                                                   1,002,972       (1,976,189)
                                                                           -------------    -------------
            Net cash provided by operating activities                      $   8,113,179    $   8,833,121
                                                                           =============    =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

Transfer of loans to other real estate owned                               $     265,598    $     502,072
                                                                           =============    =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                          Other             Total
                                       Common                          Undivided        Comprehensive    Stockholders'
                                        Stock           Surplus         Profits          Income (Loss)     Equity
                                   ---------------  --------------   --------------   ---------------- ---------------
BALANCE
JANUARY 1, 2002                    $             0  $   58,988,726   $  104,055,944   $  (1,314,526)   $  161,730,144

ADD (DEDUCT)
Net income for the year                                                   4,112,492                         4,112,492
Net unrealized losses on securities
      available for sale, net of tax                                                     (1,739,472)       (1,739,472)
Repurchase of 22,000 shares of
      common stock                                        (312,400)                                          (312,400)
Dividends declared-
      Common ($.13 per share)                                            (2,564,970)                       (2,564,970)
                                   ---------------  --------------   --------------   ---------------- ---------------
BALANCE
MARCH 31, 2002                     $             0  $   58,676,326   $  105,603,466   $  (3,053,998)   $  161,225,794
                                   ===============  ==============   ==============   ================ ===============




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

The reorganization resulted in an exchange of the Monroe Bank & Trust common stock for MBT Financial Corp. common stock. The exchange rate was two shares of MBT Financial Corp. for each share of Monroe Bank & Trust. Monroe Bank & Trust previously had 10,000,000 common shares authorized and outstanding, with a par value of $3.125 per share. MBT Financial Corp. has 30,000,000 common shares authorized, of which 19,730,542 are outstanding at March 31, 2002. The MBT Financial Corp. common stock has no par value. Monroe Bank & Trust is now a wholly owned subsidiary of MBT Financial Corp., a registered bank holding company.

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


2. EARNINGS PER SHARE
The calculation of net income per common share for the quarters ended March 31 is as follows:


                                                                    2002                  2001
                                                             ----------------        --------------
BASIC
   Net income                                                $      4,112,492        $    3,193,264
                                                             ----------------        --------------
   Net income applicable to common stock                     $      4,112,492        $    3,193,264
                                                             ----------------        --------------
   Average common shares outstanding                               19,749,986            20,000,000
                                                             ----------------        --------------
   Earnings per common share - basic                         $           0.21        $         0.16
                                                             ================        ==============

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)




                                                                  2002                  2001
                                                             --------------        --------------
DILUTED
   Net income                                                $    4,112,492        $    3,193,264
                                                             --------------        --------------
   Net income applicable to common stock                     $    4,112,492        $    3,193,264
                                                             --------------        --------------
   Average common shares outstanding                             19,749,986            20,000,000
   Stock option adjustment                                            1,762                   395
                                                             --------------        --------------
   Average common shares outstanding - diluted                   19,751,748            20,000,395
                                                             --------------        --------------
   Earnings per common share - diluted                       $         0.21        $         0.16
                                                             ==============        ==============



On January 2, 2002, the Corporation issued options for 183,515 shares of its common stock to its non-employee directors and to certain key executives of the Bank in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000. The options were granted at the price of $13.85, which was the fair market value of the Corporation's common stock on the date the options were granted. On January 2, 2001, the Corporation issued options for 13,834 shares of its common stock to its non-employee directors in accordance with the Long-Term Incentive Compensation Plan. The options were granted at a price of $13.94, which was the fair market value of the Corporation's common stock on the date the options were granted. On July 1, 2000, the Corporation issued options for 126,600 shares of its common stock to certain key executives of the Bank in accordance with the Long-Term Incentive Compensation Plan. The options were granted at the price of $18.125, which was the fair market value of the Corporation's common stock on the date the options were granted. The average market value of the common stock during the first quarter of 2002 was $13.98. The options granted on July 1, 2000 have an anti-dilutive effect on the calculations of earnings per share, and therefore have not been included.

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

Loans consist of the following (000s omitted):



                                                       March 31,  December 31,
                                                         2002        2001
                                                      -------------------------
Real estate loans                                       $584,269     $595,255
Loans to finance agricultural production and
    other loans to farmers                                 2,394        2,856
Commercial and industrial loans                           95,554       99,979
Loans to individuals for household, family,
    and other personal expenditures                       85,605       90,675
All other loans (including overdrafts)                       477          696
                                                      -------------------------
        Total loans, gross                               768,299      789,461
        Less: Deferred loan fees                           1,659        1,636
                                                      -------------------------
        Total loans, net of deferred loan fees           766,640      787,825
        Less: Allowance for loan losses                   11,964       13,000
                                                      -------------------------
                                                        $754,676     $774,825
                                                      =========================


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


                                                    March 31,           December 31,
                                                       2002                  2001
                                                  ------------------------------------
Nonaccrual loans                                  $      17,085          $     22,712
Loans 90 days past due                                      788                   450
Restructured loans                                            -                     -
                                                  ------------------------------------
    Total nonperforming loans                     $      17,873          $     23,162

Other real estate owned                                   4,025                 4,326
Nonperforming investment securities                         180                   232
                                                  ------------------------------------
    Total nonperforming assets                    $      22,078          $     27,720
                                                  ====================================
Nonperforming assets to total assets                      1.56%                 1.99%
Allowance for loan losses to
    nonperforming assets                                 54.19%                46.90%

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):



                                              March 31,         December 31,
                                                2002                2001
                                       --------------------------------------
Balance beginning of year              $        13,000          $     10,600
Provision for loan losses                        2,750                 7,400
Loans charged off                               (4,048)               (6,164)
Recoveries                                         262                 1,164
                                       --------------------------------------
Balance end of period                  $        11,964          $     13,000
                                       ======================================


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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


5. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of March 31, 2002 and December 31, 2001 (000's omitted):

                                                          March 31, 2002                   December 31, 2001
                                                          --------------                   -----------------
                                                      Amortized       Estimated         Amortized      Estimated
                                                          Cost       Market Value          Cost      Market Value
                                                     ----------------------------     ---------------------------
Held to Maturity
----------------
Obligations of U.S. Government Agencies              $    19,016     $   18,826       $    30,044    $    30,197
Obligations of States and Political
     Subdivisions                                        120,776        123,496           129,075        131,921
Other Securities                                           2,970          2,923             2,968          2,961
                                                     ----------------------------     ---------------------------
                                                     $   142,762     $  145,245       $   162,087    $   165,079
                                                     ============================     ===========================
Available for Sale
------------------
Obligations of U.S. Government Agencies              $   237,823     $  234,943       $   226,027    $   225,706
Obligations of States and Political
     Subdivisions                                          9,712          9,163             8,646          8,142
Other Securities                                         156,983        155,714           102,763        101,566
                                                     ----------------------------     ---------------------------
                                                     $   404,518     $  399,820       $   337,436    $   335,414
                                                     ============================     ===========================


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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):



                                                                                Contractual Amount
                                                                      ------------------------------------
                                                                            March 31,       December 31,
                                                                             2002                2001
                                                                      ------------------------------------
Commitments to extend credit:
   Unused portion of commercial lines of credit                          $     85,787      $      83,400
   Unused portion of credit card lines of credit                                9,608              9,394
   Unused portion of home equity lines of credit                               15,627             14,967
Standby letters of credit and financial guarantees written                     17,736             17,968

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

The Corporation experienced a slight increase of $21.2 million in deposits since the beginning of the year, representing a 2.1% increase. Demand Deposits decreased $16.8 million while Savings Deposits increased $32.1 million and Other Time Deposits increased $5.8 million. Due to the slow local loan demand, Loans decreased $21.2 million since the beginning of the year. The increase in deposits, the lack of loan growth, and the decrease of $10.9 million in Federal funds sold resulted in an increase of $45.1 million in investment securities.

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
A comparison of the income statements for the three months ended March 31, 2002 and 2001 shows a 1.4% increase in Net Interest Income. The largest interest income dollar change was in interest and fees on loans, decreasing $3.6 million, or 19.2%. This was the result of a decrease of $66.6 million in average loans outstanding and a decrease in the average yield on those loans from 8.70% to 7.51%. The decrease in loans outstanding was due to slow local loan demand, the sales of portions of the bankcard and lease loan portfolios in 2001, and a decrease in residential mortgage loans. Residential mortgage loans decreased as the low interest rates enticed many of the Bank's customers to refinance their adjustable rate loans with fixed rate loans, which are not held in the Bank's portfolio. Although the average investment portfolio increased $57.8 million, the yield on those investments decreased from 7.21% to 5.60%. As a result, interest income on investment securities decreased $0.9 million. The decrease in market interest rates has caused new loan rates to drop and refinance activity to increase. This also has led to an increase in calls in our portfolio of Obligations of U.S. Government Agencies. We expect the decline in asset yields to continue through the second quarter, as the recovering economy is not expected to result in increases in interest rates in the near future.

Average interest bearing deposits increased from $894 million to $901 million, while at the same time the average cost of these deposits decreased from 4.80% to 2.65%. The result was a large decrease in Interest on Deposits of $4.7 million, or 44.3%. Average borrowed funds decreased from $225.8 million to $225.0 million while the average cost of these borrowings was unchanged at 5.65%. The borrowings primarily consist of Federal Home Loan Bank advances, which were utilized to fund increased investment in earning assets. The rapid decline in interest rates over the past year allowed us an opportunity to lower the cost of our deposit sources of funds. While we do expect to continue to lower the cost of our deposit sources of funds through the second quarter, the cost of our borrowed funds will not decrease.

The Provision for Loan Losses decreased $1.65 million, or 37.5%. The Provision for Loan Losses was higher in 2001 as weakening economic conditions and increasing non-performing assets necessitated an increase in the Allowance for Loan Losses. Trust Income decreased $53,000, or 5.3%, and Service Charges on Deposit Accounts increased $362,000, or 54.5%, primarily due to increases in overdraft activity.

Salaries and Employee Benefits increased $340,000, Occupancy Expense decreased $86,000, and Other Expenses increased $602,000, compared to the first quarter of 2001. These results were consistent with our expectations for the quarter.

As a result of the above activity, Income Before Provision for Income Taxes showed a significant increase of $1.3 million, or 29.4%. The Provision for Income Taxes increased $369,000, or 31.0%, and reflects our anticipated annual effective tax rate of 27.5%. Net Income increased $919,000, or 28.8%.

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

Total stockholders' equity of the Corporation was $161.2 million at March 31, 2002 and $161.7 million at December 31, 2001. The ratio of equity to assets was 11.4% at March 31, 2002 and 11.6% at December 31, 2001. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Bank:


                                March 31, 2002           December 31, 2001
                                --------------           -----------------
Leverage Capital                     11.6%                    11.6%
Tier 1 Risk Based Capital            16.6%                    17.2%
Total Risk Based Capital             17.8%                    18.4%



At March 31, 2002 and December 31, 2001, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank's earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank's market risk is monitored monthly and it has not changed significantly since year-end 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank faces market risk to the extent that the fair values of its financial instruments are affected by changes in interest rates. The Bank does not face market risk due to changes in foreign currency exchange rates, commodity prices, or equity prices. The asset and liability management process of the Bank seeks to monitor and manage the amount of interest rate risk. This is accomplished by analyzing the differences in repricing opportunities for assets and liabilities, by simulating operating results under varying interest rate scenarios, and by estimating the change in the net present value of the Bank's assets and liabilities due to interest rate changes.

Each month, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank's net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of a gradual increase or decrease of 100 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of March 31, 2002 compared to December 31, 2001.


                                          Base         Rates         Rates
      (Dollars in Thousands)           Projection      Up 1%        Down 1%
      ----------------------         -------------   --------      ----------
March 31, 2002 12 Month Projection
----------------------------------
Interest Income                         85,713        89,873        82,408
Interest Expense                        35,583        39,265        32,966
                                     -------------   --------      ----------
Net Interest Income                     50,130        50,608        49,442


Percent Change From Base Projection                     1.0%         -1.4%
ALCO Policy Limit (+/-)                                 5.0%          5.0%



                                          Base         Rates         Rates
       (Dollars in Thousands)          Projection      Up 1%        Down 1%
       ----------------------        -------------   --------      ----------
December 31, 2001 12 Month Projection
-------------------------------------
Interest Income                         88,287        92,410        84,510
Interest Expense                        37,013        40,229        34,783
                                     -------------   --------      ----------
Net Interest Income                     51,274        52,181        49,727


Percent Change From Base Projection                     1.8%         -3.0%
ALCO Policy Limit (+/-)                                 5.0%          5.0%


The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout the first quarter of 2002, the estimated variability of the net interest income was within the Bank's established policy limits.

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

                                               Fair Value at March 31, 2002
                                               ----------------------------
                                                         Rates
(Dollars in Thousands)        Base          Up 1%         Up 2%        Down 1%      Down 2%
----------------------     ------------------------------------------------------------------
Assets                      1,452,597     1,422,739     1,394,132    1,482,950    1,514,395
Liabilities                 1,237,255     1,205,410     1,175,455    1,271,197    1,303,075
                           ------------------------------------------------------------------
Stockholders' Equity          215,342       217,329       218,677      211,753      211,320

Change in Equity                                0.9%          1.5%        -1.7%        -1.9%
ALCO Policy Limit (+/-)                        15.0%         25.0%        15.0%        25.0%

                                             Fair Value at December 31, 2001
                                             -------------------------------
                                                         Rates
(Dollars in Thousands)        Base          Up 1%         Up 2%        Down 1%      Down 2%
----------------------     ------------------------------------------------------------------
Assets                      1,443,434     1,413,138     1,386,039    1,468,405    1,491,722
Liabilities                 1,234,305     1,201,405     1,170,838    1,269,827    1,304,571
                           ------------------------------------------------------------------
Stockholders' Equity          209,129       211,733       215,201      198,578      187,151


Change in Equity                                1.2%          2.9%        -5.0%       -10.5%
ALCO Policy Limit (+/-)                        15.0%         25.0%        15.0%        25.0%




The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout the first quarter of 2002, the estimated variability of the economic value of equity was within the Bank's established policy limits.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.


The following exhibits are filed as a part of this report:

3.1 Restated Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
3.2 Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000 and amended in Exhibit 3.2 to MBT Financial Corp.'s Form 10-Q for its fiscal quarter ended June 30, 2001.
10.1 MBT Financial Corp. Long-Term Incentive Compensation Plan. Previously filed as Exhibit 10.1 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
10.2     Monroe Bank & Trust Salary Continuation Agreement. Previously filed as
         Exhibit 10.2 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
10.3 Monroe Bank & Trust Split Dollar Life Insurance Agreement. Previously filed as Exhibit 10.3 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
10.4     Monroe Bank & Trust Group Term Carve Out Plan. Previously filed as
         Exhibit 10.4 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
10.5     MBT Financial Corp. Employment Agreement. Previously filed as Exhibit
         10.5 to MBT Financial Corp.'s Form 10-Q for its fiscal quarter ended September 30, 2001.
10.6 Addition to Monroe Bank & Trust Group Term Carve Out Plan. Previously filed as Exhibit 10.6 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2001.
21 Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
23 Consent of Arthur Andersen LLP. Previously filed as Exhibit 23 to MBT Financial Corp.'s Form 10-K/A for its fiscal year ended December 31, 2001.
99 Letter to Securities and Exchange Commission pursuant to Temporary Note 3T to Article 3 of Regulation S-X. Previously filed as Exhibit 99 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2001.



   (b)  Reports on Form 8-K

         MBT Financial Corp. filed the following reports on Form 8-K since the end of 2001:


         Date of Event Reported             Event Reported
         ----------------------             --------------
         April 18, 2002                     Item 4 -- Changes in Registrant's Certifying Accountant

                                            Item 7 -- Exhibit 16, Letter of Arthur Andersen
                                                      LLP regarding change in certifying accountant,
                                                       Exhibit 99, Press Release

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                              MBT Financial Corp.
                                                              -----------------------------------
                                                              (Registrant)



May 14, 2002                                                  /s/ Ronald D. LaBeau
------------------                                            -----------------------------------
Date                                                          Ronald D. LaBeau
                                                              President



May 14, 2002                                                  /s/ Eugene D. Greutman
------------------                                            -----------------------------------
Date                                                          Eugene D. Greutman
                                                              Treasurer

                                 EXHIBIT INDEX



Exhibit No.                           Description
----------                            -----------
3.1          Restated Articles of Incorporation of MBT Financial Corp. Previously
             filed as Exhibit 3.1 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
3.2          Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT
             Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000 and amended in Exhibit 3.2 to MBT Financial Corp.'s Form 10-Q for its
             fiscal quarter ended June 30, 2001.
10.1         MBT Financial Corp. Long-Term Incentive Compensation Plan. Previously
             filed as Exhibit 10.1 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
10.2         Monroe Bank & Trust Salary Continuation Agreement. Previously filed as
             Exhibit 10.2 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
10.3         Monroe Bank & Trust Split Dollar Life Insurance Agreement. Previously
             filed as Exhibit 10.3 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
10.4         Monroe Bank & Trust Group Term Carve Out Plan. Previously filed as
             Exhibit 10.4 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
10.5         MBT Financial Corp. Employment Agreement. Previously filed as Exhibit
             10.5 to MBT Financial Corp.'s Form 10-Q for its fiscal quarter ended
             September 30, 2001.
10.6         Addition to Monroe Bank & Trust Group Term Carve Out Plan. Previously
             filed as Exhibit 10.6 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2001.
21           Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT
             Financial Corp.'s Form 10-K for its fiscal year ended December 31,
             2000.
23           Consent of Arthur Andersen LLP. Previously filed as Exhibit 23 to MBT
             Financial Corp.'s Form 10-K/A for its fiscal year ended December 31,
             2001.
99           Letter to Securities and Exchange Commission pursuant to Temporary Note
             3T to Article 3 of Regulation S-X. Previously filed as Exhibit 99 to
             MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2001.