Form 10-Q
period 2002-06-30
MBT FINANCIAL CORP
filed 2002-08-13
CIK 1118237

                                   FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended June 30, 2002

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

Yes [X]
No  [ ]


As of August 12, 2002, 19,300,541 shares of the Corporation's Common Stock, No Par Value, were outstanding.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              MBT FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (UNAUDITED)

                                                                                                 June 30,             December 31,
                                                                                                   2002                   2001
                                                                                                   ----                   ----
ASSETS
Cash and due from banks                                                                      $    44,482,628        $    26,137,120
Federal funds sold                                                                               112,800,000             40,000,000
Investment securities
      Held to maturity-
          Obligations of U.S. Government agencies (Estimated market value
                of $16,104,054 and $30,197,409)                                                   16,010,009             30,044,083
          Obligations of states and political subdivisions (Estimated market
                value of $119,644,463 and $131,920,520)                                          115,432,276            129,074,829
          Other securities (Estimated market value of $3,047,766
                and $2,961,534)                                                                    2,972,259              2,968,261
      Available for sale-
          Obligations of U.S. Government agencies                                                207,702,122            225,705,947
          Obligations of states and
                political subdivisions                                                            12,129,510              8,142,334
          Other securities                                                                        84,047,705            101,565,802
Loans                                                                                            761,034,439            787,825,052
Allowance for loan losses                                                                        (13,060,854)           (13,000,000)
Bank premises and equipment, net                                                                  15,459,148             14,501,021
Other real estate owned                                                                           16,083,034              4,326,219
Interest receivable and other assets                                                              34,081,174             36,877,084
                                                                                             ---------------        ---------------

          Total assets                                                                       $ 1,409,173,450        $ 1,394,167,752
                                                                                             ===============        ===============


LIABILITIES

Non-interest bearing demand deposits                                                         $   124,132,141        $   122,866,335
Interest bearing demand deposits                                                                  71,584,258             67,936,942
Savings deposits                                                                                 464,861,931            439,381,209
Other time deposits                                                                              353,047,747            368,695,291
                                                                                             ---------------        ---------------

          Total  deposits                                                                      1,013,626,077            998,879,777

Federal Home Loan Bank advances                                                                  225,000,000            225,000,000
Interest payable and other liabilities                                                             7,495,032              8,557,831
                                                                                             ---------------        ---------------

          Total liabilities                                                                    1,246,121,109          1,232,437,608
                                                                                             ---------------        ---------------


STOCKHOLDERS' EQUITY

Common stock (no par value; 30,000,000 shares authorized,
      19,361,541 and 19,752,542 shares issued and outstanding)                                            --                     --
Surplus                                                                                           53,849,324             58,988,726
Undivided profits                                                                                109,102,600            104,055,944
Net unrealized gains (losses) on securities
      available for sale, net of tax                                                                 100,417             (1,314,526)
                                                                                             ---------------        ---------------

          Total stockholders' equity                                                             163,052,341            161,730,144
                                                                                             ---------------        ---------------

          Total liabilities and stockholders' equity                                         $ 1,409,173,450        $ 1,394,167,752
                                                                                             ===============        ===============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                    Three Months Ended June 30,

                                                                                                    2002                    2001
                                                                                                    ----                    ----
INTEREST INCOME
Interest and fees on loans                                                                       $14,618,767             $18,660,267
Interest on investment securities-
         Obligations of U.S. Government agencies                                                   3,710,465               3,586,346
         Obligations of states and political subdivisions                                          1,680,670               1,709,434
         Other securities                                                                          1,224,599               2,243,795
Interest on Federal funds sold                                                                       117,272                  81,355
                                                                                                 -----------             -----------
                            Total interest income                                                 21,351,773              26,281,197
                                                                                                 -----------             -----------

INTEREST EXPENSE
Interest on deposits                                                                               5,562,924               9,849,897
Interest on borrowed funds                                                                         3,212,027               3,222,036
                                                                                                 -----------             -----------
                            Total interest expense                                                 8,774,951              13,071,933
                                                                                                 -----------             -----------

NET INTEREST INCOME                                                                               12,576,822              13,209,264

PROVISION FOR LOAN LOSSES                                                                          1,350,000                 900,000
                                                                                                 -----------             -----------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                                                                   11,226,822              12,309,264
                                                                                                 -----------             -----------

OTHER INCOME
Income from trust services                                                                           692,985                 999,900
Service charges on deposit accounts                                                                1,098,334                 672,756
Security gains                                                                                       730,526                  47,281
Other                                                                                                771,838               1,230,684
                                                                                                 -----------             -----------
                            Total other income                                                     3,293,683               2,950,621
                                                                                                 -----------             -----------

OTHER EXPENSES
Salaries and employee benefits                                                                     3,526,014               3,426,186
Occupancy expense                                                                                    519,815                 509,332
Other                                                                                              2,215,071               2,291,872
                                                                                                 -----------             -----------
                            Total other expenses                                                   6,260,900               6,227,390
                                                                                                 -----------             -----------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                                                                       8,259,605               9,032,495

PROVISION FOR INCOME TAXES                                                                         2,243,470               2,458,172
                                                                                                 -----------             -----------

NET INCOME                                                                                       $ 6,016,135             $ 6,574,323
                                                                                                 ===========             ===========

COMPREHENSIVE INCOME                                                                             $ 9,170,550             $ 7,437,625
                                                                                                 ===========             ===========

BASIC EARNINGS PER COMMON SHARE                                                                  $      0.31             $      0.33
                                                                                                 ===========             ===========

DILUTED EARNINGS PER COMMON SHARE                                                                $      0.31             $      0.33
                                                                                                 ===========             ===========

COMMON STOCK DIVIDENDS DECLARED PER SHARE                                                        $      0.13             $      0.13
                                                                                                 ===========             ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                     Six Months Ended June 30,

                                                                                                    2002                    2001
                                                                                                    ----                    ----
INTEREST INCOME
Interest and fees on loans                                                                       $29,774,369             $37,427,644
Interest on investment securities-
         Obligations of U.S. Government agencies                                                   6,804,614               6,476,954
         Obligations of states and political subdivisions                                          3,416,320               3,456,269
         Other securities                                                                          2,808,294               4,932,441
Interest on Federal funds sold                                                                       274,520                 245,074
                                                                                                 -----------             -----------
                            Total interest income                                                 43,078,117              52,538,382
                                                                                                 -----------             -----------

INTEREST EXPENSE
Interest on deposits                                                                              11,461,173              20,442,121
Interest on borrowed funds                                                                         6,388,026               6,410,103
                                                                                                 -----------             -----------
                            Total interest expense                                                17,849,199              26,852,224
                                                                                                 -----------             -----------

NET INTEREST INCOME                                                                               25,228,918              25,686,158

PROVISION FOR LOAN LOSSES                                                                          4,100,000               5,300,000
                                                                                                 -----------             -----------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                                                                   21,128,918              20,386,158
                                                                                                 -----------             -----------

OTHER INCOME
Income from trust services                                                                         1,639,720               1,999,800
Service charges on deposit accounts                                                                2,124,082               1,336,814
Security gains                                                                                       737,536                  47,281
Other                                                                                              1,568,533               2,023,512
                                                                                                 -----------             -----------
                            Total other income                                                     6,069,871               5,407,407
                                                                                                 -----------             -----------

OTHER EXPENSES
Salaries and employee benefits                                                                     7,133,175               6,693,030
Occupancy expense                                                                                  1,047,682               1,122,817
Other                                                                                              5,085,890               4,560,728
                                                                                                 -----------             -----------
                            Total other expenses                                                  13,266,747              12,376,575
                                                                                                 -----------             -----------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                                                                      13,932,042              13,416,990

PROVISION FOR INCOME TAXES                                                                         3,803,415               3,649,403
                                                                                                 -----------             -----------

NET INCOME                                                                                       $10,128,627             $ 9,767,587
                                                                                                 ===========             ===========

COMPREHENSIVE INCOME                                                                             $11,543,570             $14,293,436
                                                                                                 ===========             ===========

BASIC EARNINGS PER COMMON SHARE                                                                  $      0.52             $      0.49
                                                                                                 ===========             ===========

DILUTED EARNINGS PER COMMON SHARE                                                                $      0.51             $      0.49
                                                                                                 ===========             ===========

COMMON STOCK DIVIDENDS DECLARED PER SHARE                                                        $      0.26             $      0.24
                                                                                                 ===========             ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                              MBT FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                       Six Months Ended June 30,
                                                                                                        2002               2001
                                                                                                        ----               ----
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
Interest and fees received                                                                         $  44,812,087      $  51,197,504
Other income received                                                                                  5,332,335          5,360,126
Miscellaneous receipts (payments)                                                                        638,879         (2,226,254)
Interest paid                                                                                        (18,007,125)       (27,303,014)
Cash paid to employees and others                                                                    (13,626,374)       (12,123,362)
Income taxes paid                                                                                     (3,629,859)        (3,090,000)
                                                                                                   -------------      -------------
              Net cash provided by operating activities                                            $  15,519,943      $  11,815,000
                                                                                                   -------------      -------------

CASH FLOWS PROVIDED BY (USED FOR)
INVESTING ACTIVITIES:
Proceeds from maturities and redemptions of investment securities held to maturity                 $  32,468,701      $ 366,975,782
Proceeds from maturities and redemptions of investment securities available for sale                 246,130,000          7,000,000
Proceeds from sales of investment securities available for sale                                       27,703,555         34,317,090
Net (increase) decrease in loans                                                                      10,185,487        (24,901,959)
Proceeds from sales of other real estate owned                                                           636,394            656,008
Proceeds from sales of other assets                                                                       96,000             52,475
Purchase of investment securities held to maturity                                                    (4,794,339)      (295,568,269)
Purchase of investment securities available for sale                                                (239,358,022)      (137,600,626)
Purchase of bank premises and equipment                                                               (1,914,358)          (788,442)
                                                                                                   -------------      -------------
              Net cash provided by (used for) investing activities                                 $  71,153,418      $ (49,857,941)
                                                                                                   -------------      -------------

CASH FLOWS PROVIDED BY (USED FOR)
FINANCING ACTIVITIES:
Net increase in demand, interest bearing demand, and savings deposits                              $  30,393,844      $  55,237,005
Net decrease in other time deposits                                                                  (15,647,544)        (8,630,328)
Repurchase of common stock                                                                            (5,139,402)          (530,000)
Dividends paid                                                                                        (5,134,751)        (4,400,000)
                                                                                                   -------------      -------------
              Net cash provided by financing activities                                            $   4,472,147      $  41,676,677
                                                                                                   -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          $  91,145,508      $   3,633,736

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                        66,137,120         69,540,039
                                                                                                   -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF SIX MONTHS                                                     $ 157,282,628      $  73,173,775
                                                                                                   =============      =============

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net income                                                                                         $  10,128,627      $   9,767,587
Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation                                                                                   956,231          1,000,218
          Provision for loan losses                                                                    4,100,000          5,300,000
          Decrease in net deferred Federal income tax asset                                              725,008          1,571,298
          Amortization of investment premium and discount                                                (28,149)          (855,684)
          Net increase (decrease) in interest payable and other liabilities                           (1,062,799)           957,764
          Net (increase) decrease in interest receivable and other assets                              2,070,902         (3,023,375)
          Net increase in deferred loan fees                                                              53,238              8,218
          Other                                                                                       (1,423,115)        (2,911,026)
                                                                                                   -------------      -------------
              Net cash provided by operating activities                                            $  15,519,943      $  11,815,000
                                                                                                   =============      =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

Transfer of loans to other real estate owned                                                       $  12,512,743      $     502,072
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

                              MBT FINANCIAL CORP.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                           Other           Total
                                                        Common                          Undivided      Comprehensive   Stockholders'
                                                        Stock            Surplus         Profits       Income (Loss)      Equity
                                                     ------------     ------------     ------------    ------------    ------------
BALANCE
JANUARY 1, 2002                                      $          0     $ 58,988,726     $104,055,944    $ (1,314,526)   $161,730,144

ADD (DEDUCT)
Net income for the year                                                                  10,128,627                      10,128,627
Net unrealized gains on securities
         available for sale, net of tax                                                                   1,414,943       1,414,943
Repurchase of 391,001 shares of
         common stock                                                   (5,139,402)                                      (5,139,402)
Dividends declared-
         Common ($.26 per share)                                                         (5,081,971)                     (5,081,971)
                                                     ------------     ------------     ------------    ------------    ------------

BALANCE
JUNE 30, 2002                                        $          0     $ 53,849,324     $109,102,600    $    100,417    $163,052,341
                                                     ============     ============     ============    ============    ============






The accompanying notes to consolidated financial statements are an integral part of this statement.

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The unaudited consolidated financial statements include the accounts of MBT Financial Corp. (the "Corporation") and its subsidiary, Monroe Bank & Trust (the "Bank"). The Bank operates twenty-one offices in Monroe County, Michigan and two offices in Wayne County, Michigan. The Bank's primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals.

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

The reorganization resulted in an exchange of the Monroe Bank & Trust common stock for MBT Financial Corp. common stock. The exchange rate was two shares of MBT Financial Corp. for each share of Monroe Bank & Trust. Monroe Bank & Trust previously had 10,000,000 common shares authorized and outstanding, with a par value of $3.125 per share. MBT Financial Corp. has 30,000,000 common shares authorized, of which 19,361,541 are outstanding at June 30, 2002. The MBT Financial Corp. common stock has no par value. Monroe Bank & Trust is now a wholly owned subsidiary of MBT Financial Corp., a registered bank holding company.

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


2. EARNINGS PER SHARE
The calculation of net income per common share for the quarters ended June 30 is as follows:

                                                               2002           2001
                                                           -----------    -----------
BASIC
     Net income                                            $ 6,016,135    $ 6,574,323
                                                           ------------   ------------
     Net income applicable to common stock                 $ 6,016,135    $ 6,574,323
                                                           ------------   ------------
     Average common shares outstanding                      19,584,951     19,995,165
                                                           ------------   ------------
     Earnings per common share - basic                     $      0.31    $      0.33
                                                           ============   ============

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

                                                               2002           2001
                                                           -----------    -----------
DILUTED
     Net income                                            $ 6,016,135    $ 6,574,323
                                                           ===========    ===========
     Net income applicable to common stock                 $ 6,016,135    $ 6,574,323
                                                           -----------    -----------
     Average common shares outstanding                      19,584,951     19,995,165
     Stock option adjustment                                     2,694              -
                                                           -----------    -----------
     Average common shares outstanding - diluted            19,587,645     19,995,165
                                                           -----------    -----------
     Earnings per common share - diluted                   $      0.31    $      0.33
                                                           ===========    ===========



The calculation of net income per common share for the six months ended June 30 is as follows:

                                                               2002           2001
                                                           ------------    -----------
BASIC
     Net income                                            $ 10,128,627    $ 9,767,587
                                                           ============    ===========
     Net income applicable to common stock                 $ 10,128,627    $ 9,767,587
                                                           ------------    -----------
     Average common shares outstanding                       19,667,013     19,997,569
                                                           ------------    -----------
     Earnings per common share - basic                     $       0.52    $      0.49
                                                           ============    ===========

                                                               2002           2001
                                                           ------------    -----------
DILUTED
     Net income                                            $ 10,128,627    $ 9,767,587
                                                           ============    ===========
     Net income applicable to common stock                 $ 10,128,627    $ 9,767,587
                                                           ------------    -----------
     Average common shares outstanding                       19,667,013     19,997,569
     Stock option adjustment                                      1,441              -
                                                           ------------    -----------
     Average common shares outstanding - diluted             19,668,454     19,997,569
                                                           ------------    -----------
     Earnings per common share - diluted                   $       0.51    $      0.49
                                                           ============    ===========



On January 2, 2002, the Corporation issued options for 183,515 shares of its common stock to its non-employee directors and to certain key executives of the Bank in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000. The options were granted at the price of $13.85, which was the fair market value of the Corporation's common stock on the date the options were granted. On January 2, 2001, the Corporation issued options for 13,834 shares of its common stock to its non-employee directors in accordance with the Long-Term Incentive Compensation Plan. The options were granted at a price of $13.94, which was the fair market value of the Corporation's common stock on the date the options were granted. On July 1, 2000, the Corporation issued options for 126,600 shares of its common stock to certain key executives of the Bank in accordance with the Long-Term Incentive Compensation Plan. The options were granted at the price of $18.125, which was the fair market value of the Corporation's common stock on the date the options were granted. The average market value of the common stock during the first six months of 2002 was $13.96. The average market value of the common stock for the second quarter of 2002 was $14.05. The options granted on July 1, 2000 have an anti-dilutive effect on the calculations of earnings per share, and therefore have not been included.

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

Loans consist of the following (000s omitted):

                                                            June 30,        December 31,
                                                              2002              2001
                                                         -----------------------------
Real estate loans                                           $584,879         $595,255
Loans to finance agricultural production and
      other loans to farmers                                   2,849            2,856
Commercial and industrial loans                               93,492           99,979
Loans to individuals for household, family,
      and other personal expenditures                         80,963           90,675
All other loans (including overdrafts)                           541              696
                                                         -----------------------------
           Total loans, gross                                762,724          789,461
           Less: Deferred loan fees                            1,690            1,636
                                                         -----------------------------
           Total loans, net of deferred loan fees            761,034          787,825
           Less: Allowance for loan losses                    13,061           13,000
                                                         -----------------------------
                                                            $747,973         $774,825
                                                         =============================



Loans are placed in a nonaccrual status when, in the opinion of Management, the collection of additional interest is doubtful. All loans internally classified by Management as substandard or doubtful are reviewed for impairment. Allowances for loans determined to be impaired are included in the allowance for loan losses. All cash received on nonaccrual loans is applied to the principal balance. Nonperforming assets consists of nonaccrual loans, loans 90 days or more past due, restructured loans, real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure, and investments securities that are 90 days or more past due on the interest or principal payments. The following table summarizes nonperforming assets (000's omitted):

                                                      June 30,        December 31,
                                                        2002              2001
                                                   ------------------------------
Nonaccrual loans                                      $ 13,443          $ 22,712
Loans 90 days past due                                     409               450
Restructured loans                                         297                 -
                                                   ------------------------------
      Total nonperforming loans                       $ 14,149          $ 23,162

Other real estate owned                                 16,083             4,326
Nonperforming investment securities                        180               232
                                                   ------------------------------
      Total nonperforming assets                      $ 30,412          $ 27,720
                                                   ==============================

Nonperforming assets to total assets                     2.16%             1.99%
Allowance for loan losses to
      nonperforming assets                              42.95%            46.90%

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):

                                           June 30,          December 31,
                                             2002               2001
                                         ------------------------------
Balance beginning of year                  $ 13,000           $ 10,600
Provision for loan losses                     4,100              7,400
Loans charged off                            (4,571)            (6,164)
Recoveries                                      532              1,164
                                         ------------------------------
Balance end of period                      $ 13,061           $ 13,000
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

5. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of June 30, 2002 and December 31, 2001 (000's omitted):

                                                          June 30, 2002             December 31, 2001
                                                          -------------             -----------------
                                                    Amortized      Estimated    Amortized      Estimated
                                                      Cost       Market Value     Cost        Market Value
                                                   --------------------------  ---------------------------
Held to Maturity
Obligations of U.S. Government Agencies            $  16,010      $  16,104    $  30,044       $  30,197
Obligations of States and Political
        Subdivisions                                 115,432        119,644      129,075         131,921
Other Securities                                       2,972          3,048        2,968           2,961
                                                   --------------------------  ---------------------------
                                                   $ 134,414      $ 138,796    $ 162,087       $ 165,079
                                                   ==========================  ===========================

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

                                                     June 30, 2002               December 31, 2001
                                                     -------------               -----------------
                                                 Amortized      Estimated    Amortized       Estimated
                                                    Cost       Market Value     Cost        Market Value
                                                 -------------------------   --------------------------
Available for Sale
Obligations of U.S. Government Agencies          $ 206,415      $ 207,702    $ 226,027       $ 225,706
Obligations of States and Political
        Subdivisions                                12,281         12,130        8,646           8,142
Other Securities                                    85,029         84,048      102,763         101,566
                                                 -------------------------   --------------------------
                                                 $ 303,725      $ 303,880    $ 337,436       $ 335,414
                                                 =========================   ==========================



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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

                                                                             Contractual Amount
                                                                       ------------------------------
                                                                       June 30,          December 31,
                                                                         2002                2001
                                                                       ------------------------------
Commitments to extend credit:
      Unused portion of commercial lines of credit                     $ 79,868           $ 83,400
      Unused portion of credit card lines of credit                       9,870              9,394
      Unused portion of home equity lines of credit                      16,324             14,967
Standby letters of credit and financial guarantees written               18,129             17,968


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

The Corporation experienced a slight increase of $14.7 million in deposits since the beginning of the year, representing a 1.5% increase. Demand Deposits increased $4.9 million and Savings Deposits increased $25.5 million while Other Time Deposits decreased $15.6 million as many customers have moved their money to more liquid accounts due to the low interest rates. Local loan demand has been slow, and mortgage loan refinance activity has continued, causing Loans to decrease $26.8 million since the beginning of the year. Investment securities have decreased $59.2 million since the beginning of the year as we have experienced a high volume of bond calls. The increase in deposits, the lack of loan growth, and the decrease in investments resulted in an increase of $72.8 million in Federal funds sold.

                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
A comparison of the income statements for the three months ended June 30, 2002 and 2001 shows a 4.8% decrease in Net Interest Income. The largest interest income dollar change was in interest and fees on loans, decreasing $4.0 million, or 21.7%. This was the result of a decrease of $99.0 million in average loans outstanding and a decrease in the average yield on those loans from 8.34% to 7.33%. The decrease in loans outstanding was due to slow local loan demand, the sales of portions of the bankcard and lease loan portfolios in 2001, and a decrease in residential mortgage loans. Residential mortgage loans decreased as the low interest rates enticed many of the Bank's customers to refinance their adjustable rate loans with fixed rate loans, most of which are not held in the Bank's portfolio. Although the average investment portfolio increased $45.6 million, the yield on those investments decreased from 7.13% to 5.79%. As a result, interest income on investment securities decreased $924,000. The decrease in market interest rates has caused new loan rates to drop and refinance activity to increase. This also has led to an increase in calls in our portfolio of Obligations of U.S. Government Agencies. We expect the decline in asset yields to continue through the third quarter, as the possibility of a double dip recession increases the prospects of further rate cuts by the Fed. Even if the economic recovery continues, we do not expect increases in interest rates in the near future.

Average interest bearing deposits decreased from $907 million to $879 million, while at the same time the average cost of these deposits decreased from 4.35% to 2.54%. The result was a large decrease in Interest on Deposits of $4.3 million, or 43.5%. Average borrowed funds decreased from $226.0 million to $225.1 million while the average cost of these borrowings increased from 5.64% to 5.65%. The borrowings primarily consist of Federal Home Loan Bank advances, which were utilized to fund increased investment in earning assets. The rapid decline in interest rates over the past year allowed us an opportunity to lower the cost of our deposit sources of funds. While we do expect to continue to lower the cost of our deposit sources of funds slightly through the third quarter, the cost of our borrowed funds will not decrease.

The Provision for Loan Losses increased $450,000, or 50%. The Provision for Loan Losses was higher in 2002 as a significant decline in the value of the collateral of one large nonperforming loan necessitated an increase in the Allowance for Loan Losses. Trust Income decreased $307,000, or 30.7%, mainly due to the declining market values of trust assets. Service Charges on Deposit Accounts increased $426,000, or 63.3%, primarily due to increases in overdraft activity. Early in the second quarter of 2002 we sold some securities to fund seasonal deposit fluctuations. These sales contributed to the security gains of $731,000, an increase of $683,000 compared to 2001. Other income decreased $459,000, or 37.3%. This was the result of the sale of a portion of our credit card loan portfolio in 2001 for a gain of $408,000.

Salaries and Employee Benefits increased $100,000, Occupancy Expense increased $10,000, and Other Expenses decreased $77,000, compared to the first quarter of 2001. These results were consistent with our expectations for the quarter.

As a result of the above activity, Income Before Provision for Income Taxes showed a small decrease of $773,000, or 8.6%. The Provision for Income Taxes decreased $215,000, or 8.7%, and reflects our anticipated annual effective tax rate of 27.3%. Net Income decreased $558,000, or 8.5%.

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

Total stockholders' equity of the Corporation was $163.1 million at June 30, 2002 and $161.7 million at December 31, 2001. The ratio of equity to assets was 11.6% at June 30, 2002 and December 31, 2001. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Bank:

                                   June 30, 2002         December 31, 2001
                                -------------------    ---------------------
Leverage Capital                       11.7%                   11.6%
Tier 1 Risk Based Capital              17.4%                   17.2%
Total Risk Based Capital               18.7%                   18.4%


At June 30, 2002 and December 31, 2001, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

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

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
A comparison of the income statements for the six months ended June 30, 2002 and 2001 shows a 1.8% decrease in Net Interest Income. The largest interest income dollar change was in interest and fees on loans, decreasing $7.7 million, or 20.4%. This was the result of a decrease of $82.8 million in average loans outstanding and a decrease in the average yield on those loans from 8.52% to 7.42%. The decrease in loans outstanding was due to slow local loan demand, the sales of portions of the bankcard and lease loan portfolios in 2001, and a decrease in residential mortgage loans. Residential mortgage loans decreased as the low interest rates enticed many of the Bank's customers to refinance their adjustable rate loans with fixed rate loans, most of which are not held in the Bank's portfolio. Although the average investment portfolio increased $51.7 million, the yield on those investments decreased from 7.17% to 5.74%. As a result, interest income on investment securities decreased $1.8 million. The decrease in market interest rates has caused new loan rates to drop and refinance activity to increase. This also has led to an increase in calls in our portfolio of Obligations of U.S. Government Agencies. We expect the decline in asset yields to continue through the third quarter, as the possibility of a double dip recession increases the prospects of further rate cuts by the Fed. Even if the economic recovery continues, we do not expect increases in interest rates in the near future.

Average interest bearing deposits decreased from $901 million to $890 million, while at the same time the average cost of these deposits decreased from 4.58% to 2.60%. The result was a large decrease in Interest on Deposits of $9.0 million, or 43.9%. Average borrowed funds decreased from $225.9 million to $225.1 million while the average cost of these borrowings was unchanged at 5.65%. The borrowings primarily consist of Federal Home Loan Bank advances, which were utilized to fund increased investment in earning assets. The rapid decline in interest rates over the past year allowed us an opportunity to lower the cost of our deposit sources of funds. While we do expect to continue to lower the cost of our deposit sources of funds slightly through the third quarter, the cost of our borrowed funds will not decrease.

The Provision for Loan Losses decreased $1.2 million, or 22.6%. The Provision for Loan Losses was higher in 2001 as weakening economic conditions and increasing nonperforming assets necessitated an increase in the Allowance for Loan Losses. Trust Income decreased $360,000, or 18.0%, mainly due to the declining market values of trust assets. Service Charges on Deposit Accounts increased $787,000, or 58.9%, primarily due to increases in overdraft activity. In 2002 we sold some securities to fund seasonal deposit fluctuations. These sales contributed to the security gains of $737,000, an increase of $690,000 compared to 2001. Other income decreased $455,000, or 22.5%. This was the result of the sale of a portion of our credit card loan portfolio in 2001 for a gain of $408,000.

Salaries and Employee Benefits increased $440,000, Occupancy Expense decreased $75,000, and Other Expenses increased $525,000, compared to the first six months of 2001. These results were consistent with our expectations.

As a result of the above activity, Income Before Provision for Income Taxes showed a small increase of $515,000, or 3.8%. The Provision for Income Taxes increased $154,000, or 4.2%, and reflects our anticipated annual effective tax rate of 27.3%. Net Income increased $361,000, or 3.7%.

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

Each month, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank's net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of a gradual increase or decrease of 100 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of June 30, 2002 compared to December 31, 2001.


                                                 Base         Rates        Rates
      (Dollars in Thousands)                  Projection      Up 1%       Down 1%
      ----------------------                  ----------     ------       ------
June 30, 2002 12 Month Projection
    Interest Income                             83,174       87,724       79,540
    Interest Expense                            34,084       37,492       31,598
                                              ----------     ------       ------
    Net Interest Income                         49,090       50,232       47,942

    Percent Change From Base Projection                         2.3%        -2.3%
    ALCO Policy Limit (+/-)                                     5.0%         5.0%

                                                 Base         Rates        Rates
      (Dollars in Thousands)                  Projection      Up 1%       Down 1%
      ----------------------                  ----------     ------       ------
December 31, 2001 12 Month Projection
    Interest Income                             88,287       92,410       84,510
    Interest Expense                            37,013       40,229       34,783
                                                ------       ------       ------
    Net Interest Income                         51,274       52,181       49,727

    Percent Change From Base Projection                         1.8%        -3.0%
    ALCO Policy Limit (+/-)                                     5.0%         5.0%


The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout the first six months of 2002, the estimated variability of the net interest income was within the Bank's established policy limits.

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

                                          Fair Value at June 30, 2002
                                                      Rates
 (Dollars in Thousands)      Base        Up 1%         Up 2%       Down 1%      Down 2%
 ----------------------  ---------------------------------------------------------------
Assets                    1,426,893    1,404,938    1,383,180    1,449,127    1,471,898
Liabilities               1,230,125    1,197,135    1,166,163    1,265,349    1,298,641
                         ---------------------------------------------------------------
Stockholders' Equity        196,768      207,803      217,017      183,778      173,257

Change in Equity                             5.6%        10.3%        -6.6%       -11.9%
ALCO Policy Limit (+/-)                     15.0%        25.0%        15.0%        25.0%

                                          Fair Value at December 31, 2001
                                                      Rates
 (Dollars in Thousands)      Base        Up 1%         Up 2%       Down 1%      Down 2%
 ----------------------  ---------------------------------------------------------------
Assets                    1,443,434    1,413,138    1,386,039    1,468,405    1,491,722
Liabilities               1,234,305    1,201,405    1,170,838    1,269,827    1,304,571
                         ---------------------------------------------------------------
Stockholders' Equity        209,129      211,733      215,201      198,578      187,151

Change in Equity                             1.2%         2.9%        -5.0%       -10.5%
ALCO Policy Limit (+/-)                     15.0%        25.0%        15.0%        25.0%



The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout the first six months of 2002, the estimated variability of the economic value of equity was within the Bank's established policy limits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



     (a) The Annual Meeting of Shareholders of MBT Financial Corp. was held on May 2, 2002.

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

         The results of the voting are as follows:

                  Proposal 1, Election of Directors:

                                                               Withhold
                                               For             Authority
                                            ----------------------------
        Connie S. Cape                      14,061,723          134,567
        Ronald J. Gruber                    14,081,909          114,381
        Thomas M. Huner                     14,082,213          114,077
        Gerald L. Kiser                     14,163,613           32,677
        Ronald D. LaBeau                    13,844,611          351,679
        Rocque E. Lipford                   13,303,562          892,728
        William D. McIntyre, Jr.            13,474,911          721,379
        Michael J. Miller                   14,082,813          113,477
        Richard A. Sieb                     14,157,193           39,097
        Philip P. Swy                       14,082,413          113,877

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

The following exhibits are filed as a part of this report:

99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                  MBT Financial Corp.
                                                  ------------------------------
                                                  (Registrant)



August 12, 2002                                   /s/ Ronald D. LaBeau
------------------                                ------------------------------
Date                                              Ronald D. LaBeau
                                                  President



August 12, 2002                                   /s/ Eugene D. Greutman
------------------                                --------------------------
Date                                              Eugene D. Greutman
                                                  Treasurer

                                 EXHIBIT INDEX

99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.