Form 10-Q
period 2002-09-30
MBT FINANCIAL CORP
filed 2002-11-15
CIK 1118237

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

Yes [X]
No  [ ]


As of November 13, 2002, 19,203,841 shares of the Corporation's Common Stock, No Par Value, were outstanding.

                          PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               MBT FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (UNAUDITED)

                                                                                 September 30,       December 31,
                                                                                     2002               2001
                                                                                     ----               ----
ASSETS

Cash and due from banks                                                        $    27,263,330    $    26,137,120
Federal funds sold                                                                          --         40,000,000
Investment securities
      Held to maturity-
          Obligations of U.S. Government agencies (Estimated market value
                of $2,686,540 and $30,197,409)                                       2,615,070         30,044,083
          Obligations of states and political subdivisions (Estimated market
                value of $118,218,361 and $131,920,520)                            112,515,513        129,074,829
          Other securities (Estimated market value of $2,898,147
                and $2,961,534)                                                      2,974,291          2,968,261
      Available for sale-
          Obligations of U.S. Government agencies                                  342,414,604        225,705,947
          Obligations of states and political subdivisions                          14,578,276          8,142,334
          Other securities                                                          87,159,163        101,565,802
Loans                                                                              766,030,481        787,825,052
Allowance for loan losses                                                          (12,285,970)       (13,000,000)
Bank premises and equipment, net                                                    15,691,345         14,501,021
Other real estate owned                                                             15,396,259          4,326,219
Interest receivable and other assets                                                35,126,703         36,877,084
                                                                               ---------------    ---------------

          Total assets                                                         $ 1,409,479,065    $ 1,394,167,752
                                                                               ===============    ===============


LIABILITIES

Non-interest bearing demand deposits                                           $   116,893,770    $   122,866,335
Interest bearing demand deposits                                                    63,029,352         67,936,942
Savings deposits                                                                   470,357,759        439,381,209
Other time deposits                                                                348,665,766        368,695,291
                                                                               ---------------    ---------------

          Total  deposits                                                          998,946,647        998,879,777

Federal funds purchased                                                             13,300,000                 --
Federal Home Loan Bank advances                                                    225,000,000        225,000,000
Interest payable and other liabilities                                               7,517,363          8,557,831
                                                                               ---------------    ---------------

          Total liabilities                                                      1,244,764,010      1,232,437,608
                                                                               ---------------    ---------------


STOCKHOLDERS' EQUITY

Common stock (no par value; 30,000,000 shares authorized,
      19,248,541 and 19,752,542 shares issued and outstanding)                              --                 --
Surplus                                                                             52,275,654         58,988,726
Undivided profits                                                                  112,085,042        104,055,944
Net unrealized gains (losses) on securities
      available for sale, net of tax                                                   354,359         (1,314,526)
                                                                               ---------------    ---------------

          Total stockholders' equity                                               164,715,055        161,730,144
                                                                               ---------------    ---------------

          Total liabilities and stockholders' equity                           $ 1,409,479,065    $ 1,394,167,752
                                                                               ===============    ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         Three Months Ended September 30,

                                                               2002           2001
                                                               ----           ----
INTEREST INCOME
Interest and fees on loans                                  $15,102,097   $18,291,105
Interest on investment securities-
         Obligations of U.S. Government agencies              3,031,376     3,694,052
         Obligations of states and political subdivisions     1,668,284     1,638,595
         Other securities                                     1,093,133     1,786,827
Interest on Federal funds sold                                  267,720        81,102
                                                            -----------   -----------
                            Total interest income            21,162,610    25,491,681
                                                            -----------   -----------

INTEREST EXPENSE
Interest on deposits                                          5,318,308     8,895,693
Interest on borrowed funds                                    3,248,515     3,251,204
                                                            -----------   -----------
                            Total interest expense            8,566,823    12,146,897
                                                            -----------   -----------

NET INTEREST INCOME                                          12,595,787    13,344,784

PROVISION FOR LOAN LOSSES                                     1,400,000     1,200,000
                                                            -----------   -----------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                              11,195,787    12,144,784
                                                            -----------   -----------

OTHER INCOME
Income from trust services                                      956,206       999,900
Service charges on deposit accounts                           1,174,624       698,558
Security gains                                                   33,630         3,102
Other                                                           868,253     1,038,210
                                                            -----------   -----------
                            Total other income                3,032,713     2,739,770
                                                            -----------   -----------

OTHER EXPENSES
Salaries and employee benefits                                3,548,103     3,342,056
Occupancy expense                                               534,880       512,944
Other                                                         2,332,314     2,498,340
                                                            -----------   -----------
                            Total other expenses              6,415,297     6,353,340
                                                            -----------   -----------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                                  7,813,203     8,531,214

PROVISION FOR INCOME TAXES                                    2,133,165     2,322,542
                                                            -----------   -----------

NET INCOME                                                  $ 5,680,038   $ 6,208,672
                                                            ===========   ===========

COMPREHENSIVE INCOME                                        $ 5,933,980   $ 7,492,101
                                                            ===========   ===========

BASIC EARNINGS PER COMMON SHARE                             $      0.29   $      0.31
                                                            ===========   ===========

DILUTED EARNINGS PER COMMON SHARE                           $      0.29   $      0.31
                                                            ===========   ===========

COMMON STOCK DIVIDENDS DECLARED PER SHARE                   $      0.14   $      0.13
                                                            ===========   ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Nine Months Ended September 30,

                                                               2002          2001
                                                               ----          ----

INTEREST INCOME
Interest and fees on loans                                  $44,876,466   $55,718,749
Interest on investment securities-
         Obligations of U.S. Government agencies              9,835,990    10,171,006
         Obligations of states and political subdivisions     5,084,604     5,094,864
         Other securities                                     3,901,427     6,719,268
Interest on Federal funds sold                                  542,240       326,176
                                                            -----------   -----------
                            Total interest income            64,240,727    78,030,063
                                                            -----------   -----------

INTEREST EXPENSE
Interest on deposits                                         16,779,481    29,337,814
Interest on borrowed funds                                    9,636,541     9,661,307
                                                            -----------   -----------
                            Total interest expense           26,416,022    38,999,121
                                                            -----------   -----------

NET INTEREST INCOME                                          37,824,705    39,030,942

PROVISION FOR LOAN LOSSES                                     5,500,000     6,500,000
                                                            -----------   -----------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                              32,324,705    32,530,942
                                                            -----------   -----------

OTHER INCOME
Income from trust services                                    2,595,926     2,999,700
Service charges on deposit accounts                           3,298,706     2,035,372
Security gains                                                  771,166        50,383
Other                                                         2,436,786     3,061,722
                                                            -----------   -----------
                            Total other income                9,102,584     8,147,177
                                                            -----------   -----------

OTHER EXPENSES
Salaries and employee benefits                               10,681,278    10,035,086
Occupancy expense                                             1,582,562     1,635,761
Other                                                         7,418,204     7,059,068
                                                            -----------   -----------
                            Total other expenses             19,682,044    18,729,915
                                                            -----------   -----------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                                 21,745,245    21,948,204

PROVISION FOR INCOME TAXES                                    5,936,580     5,971,945
                                                            -----------   -----------

NET INCOME                                                  $15,808,665   $15,976,259
                                                            ===========   ===========

COMPREHENSIVE INCOME                                        $17,477,550   $21,785,537
                                                            ===========   ===========

BASIC EARNINGS PER COMMON SHARE                             $      0.81   $      0.80
                                                            ===========   ===========

DILUTED EARNINGS PER COMMON SHARE                           $      0.81   $      0.80
                                                            ===========   ===========

COMMON STOCK DIVIDENDS DECLARED PER SHARE                   $      0.40   $      0.37
                                                            ===========   ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Nine Months Ended September 30,
                                                                                            2002             2001
                                                                                            ----             ----
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
Interest and fees received                                                             $  61,975,412    $  77,677,235
Other income received                                                                      8,331,417        8,096,793
Miscellaneous receipts (payments)                                                            835,471       (1,013,219)
Interest paid                                                                            (26,655,461)     (39,566,775)
Cash paid to employees and others                                                        (18,888,204)     (17,330,367)
Income taxes paid                                                                         (6,299,859)      (6,960,000)
                                                                                       -------------    -------------
               Net cash provided by operating activities                               $  19,298,776    $  20,903,667
                                                                                       -------------    -------------

CASH FLOWS PROVIDED BY (USED FOR)
INVESTING ACTIVITIES:
Proceeds from maturities and redemptions of investment securities held to maturity     $  53,419,300    $ 568,870,776
Proceeds from maturities and redemptions of investment securities available for sale     336,125,000       81,966,478
Proceeds from sales of investment securities available for sale                           28,671,111       59,512,400
Net (increase) decrease in loans                                                           2,825,775       (5,690,079)
Proceeds from sales of other real estate owned                                             1,465,124          909,819
Proceeds from sales of other assets                                                          112,826           52,475
Purchase of investment securities held to maturity                                        (6,703,786)    (445,818,962)
Purchase of investment securities available for sale                                    (470,453,853)    (257,336,204)
Purchase of bank premises and equipment                                                   (2,636,110)      (1,811,931)
                                                                                       -------------    -------------
               Net cash provided by (used for) investing activities                    $ (57,174,613)   $     654,772
                                                                                       -------------    -------------

CASH FLOWS PROVIDED BY (USED FOR)
FINANCING ACTIVITIES:
Net increase in demand, interest bearing demand, and savings deposits                  $  20,096,395    $  39,129,240
Net decrease in other time deposits                                                      (20,029,525)     (24,444,170)
Net increase in Federal funds purchased                                                   13,300,000               --
Repurchase of common stock                                                                (6,713,072)      (1,765,370)
Dividends paid                                                                            (7,651,751)      (6,998,700)
                                                                                       -------------    -------------
               Net cash provided by (used for) financing activities                    $    (997,953)   $   5,921,000
                                                                                       -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   $ (38,873,790)   $  27,479,439

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            66,137,120       69,540,039
                                                                                       -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF NINE MONTHS                                        $  27,263,330    $  97,019,478
                                                                                       =============    =============

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net income                                                                             $  15,808,665    $  15,976,259
Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation                                                                     1,445,789        1,491,631
          Provision for loan losses                                                        5,500,000        6,500,000
          Decrease in net deferred Federal income tax asset                                1,154,010        2,246,917
          Amortization of investment premium and discount                                 (2,474,753)      (1,094,404)
          Net increase (decrease) in interest payable and other liabilities               (1,040,468)          99,241
          Net (increase) decrease in interest receivable and other assets                    596,371         (738,862)
          Net decrease in deferred loan fees                                                  (3,816)         (94,581)
          Other                                                                           (1,687,022)      (3,482,534)
                                                                                       -------------    -------------
               Net cash provided by operating activities                               $  19,298,776    $  20,903,667
                                                                                       =============    =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

Transfer of loans to other real estate owned                                           $  12,758,582    $   1,516,507
                                                                                       =============    =============

Transfer of loans to other assets                                                      $          --    $      80,000
                                                                                       =============    =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                      Other             Total
                                               Common                            Undivided         Comprehensive     Stockholders'
                                               Stock            Surplus           Profits          Income (Loss)        Equity
                                           --------------   ---------------   -----------------   ---------------   ---------------
BALANCE
JANUARY 1, 2002                             $          0     $  58,988,726     $   104,055,944     $  (1,314,526)    $ 161,730,144

ADD (DEDUCT)
Net income for the year                                                             15,808,665                          15,808,665
Net unrealized gains on securities
         available for sale, net of tax                                                                1,668,885         1,668,885
Repurchase of 504,001 shares of
         common stock                                           (6,713,072)                                             (6,713,072)
Dividends declared-
         Common ($.40 per share)                                                    (7,779,567)                         (7,779,567)
                                           --------------   ---------------      --------------   ---------------   ---------------

BALANCE
SEPTEMBER 30, 2002                          $          0     $  52,275,654     $   112,085,042     $     354,359     $ 164,715,055
                                           ==============   ===============   =================   ===============   ===============




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

The reorganization resulted in an exchange of the Monroe Bank & Trust common stock for MBT Financial Corp. common stock. The exchange rate was two shares of MBT Financial Corp. for each share of Monroe Bank & Trust. Monroe Bank & Trust previously had 10,000,000 common shares authorized and outstanding, with a par value of $3.125 per share. MBT Financial Corp. has 30,000,000 common shares authorized, of which 19,248,541 are outstanding at September 30, 2002. The MBT Financial Corp. common stock has no par value. Monroe Bank & Trust is now a wholly owned subsidiary of MBT Financial Corp., a registered bank holding company.

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


2. EARNINGS PER SHARE

The calculation of net income per common share for the quarters ended September 30 is as follows:

                                                2002          2001
                                             -----------   -----------
BASIC
     Net income                              $ 5,680,038   $ 6,208,672
                                             -----------   -----------
     Net income applicable to common stock   $ 5,680,038   $ 6,208,672
                                             -----------   -----------
     Average common shares outstanding        19,304,661    19,937,481
                                             -----------   -----------
     Earnings per common share - basic       $      0.29   $      0.31
                                             ===========   ===========

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

                                                      2002          2001
                                                   -----------   -----------
DILUTED
     Net income                                    $ 5,680,038   $ 6,208,672
                                                   -----------   -----------
     Net income applicable to common stock         $ 5,680,038   $ 6,208,672
                                                   -----------   -----------
     Average common shares outstanding              19,304,661    19,937,481
     Stock option adjustment                                --           631
                                                   -----------   -----------
     Average common shares outstanding - diluted    19,304,661    19,938,112
                                                   -----------   -----------
     Earnings per common share - diluted           $      0.29   $      0.31
                                                   ===========   ===========

The calculation of net income per common share for the nine months ended September 30 is as follows:

                                                2002          2001
                                             -----------   -----------
BASIC
     Net income                              $15,808,665   $15,976,259
                                             -----------   -----------
     Net income applicable to common stock   $15,808,665   $15,976,259
                                             -----------   -----------
     Average common shares outstanding        19,544,769    19,977,320
                                             -----------   -----------
     Earnings per common share - basic       $      0.81   $      0.80
                                             ===========   ===========

                                                      2002          2001
                                                   -----------   -----------
DILUTED
     Net income                                    $15,808,665   $15,976,259
                                                   -----------   -----------
     Net income applicable to common stock         $15,808,665   $15,976,259
                                                   -----------   -----------
     Average common shares outstanding              19,544,769    19,977,320
     Stock option adjustment                                --            --
                                                   -----------   -----------
     Average common shares outstanding - diluted    19,544,769    19,977,320
                                                   -----------   -----------
     Earnings per common share - diluted           $      0.81   $      0.80
                                                   ===========   ===========

On January 2, 2002, the Corporation issued options for 183,515 shares of its common stock to its non-employee directors and to certain key executives of the Bank in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000. The options were granted at the price of $13.85, which was the fair market value of the Corporation's common stock on the date the options were granted. On January 2, 2001, the Corporation issued options for 13,834 shares of its common stock to its non-employee directors in accordance with the Long-Term Incentive Compensation Plan. The options were granted at a price of $13.94, which was the fair market value of the Corporation's common stock on the date the options were granted. On July 1, 2000, the Corporation issued options for 126,600 shares of its common stock to certain key executives of the Bank in accordance with the Long-Term Incentive Compensation Plan. The options were granted at the price of $18.125, which was the fair market value of the Corporation's common stock on the date the options were granted. The average market value of the common stock during the first nine months of 2002 was $13.80. The average market value of the common stock for the third quarter of 2002 was $13.74. All of the options that were outstanding on September 30, 2002 have an anti-dilutive effect on the calculations of earnings per share, and therefore have not been included.

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

Loans consist of the following (000s omitted):

                                                           September 30,      December 31,
                                                               2002               2001
                                                         ----------------------------------
Real estate loans                                         $     594,652      $   595,255
Loans to finance agricultural production and
      other loans to farmers                                      2,952            2,856
Commercial and industrial loans                                  92,832           99,979
Loans to individuals for household, family,
      and other personal expenditures                            76,794           90,675
All other loans (including overdrafts)                              433              696
                                                         ----------------------------------
           Total loans, gross                                   767,663          789,461
           Less: Deferred loan fees                               1,633            1,636
                                                         ----------------------------------
           Total loans, net of deferred loan fees               766,030          787,825
           Less: Allowance for loan losses                       12,286           13,000
                                                         ----------------------------------
                                                          $     753,744      $   774,825
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

                                                     September 30,       December 31,
                                                         2002               2001
                                                   ------------------------------------
Nonaccrual loans                                    $         10,344     $      22,712
Loans 90 days past due                                           148               450
Restructured loans                                               296                 -
                                                   ------------------------------------
      Total nonperforming loans                     $         10,788     $      23,162

Other real estate owned                                       15,396             4,326
Nonperforming investment securities                              102               232
                                                   ------------------------------------
      Total nonperforming assets                    $         26,286     $      27,720
                                                   ====================================

Nonperforming assets to total assets                           1.86%             1.99%
Allowance for loan losses to
      nonperforming assets                                    46.74%            46.90%


                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):

                                          September 30,        December 31,
                                              2002                2001
                                         ------------------------------------
Balance beginning of year                 $      13,000       $     10,600
Provision for loan losses                         5,500              7,400
Loans charged off                                (7,188)            (6,164)
Recoveries                                          974              1,164
                                         ------------------------------------
Balance end of period                     $      12,286       $     13,000
                                         ====================================

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

5. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of September 30, 2002 and December 31, 2001 (000's omitted):

                                                         September 30, 2002               December 31, 2001
                                                         ------------------               -----------------
                                                      Amortized       Estimated       Amortized      Estimated
                                                        Cost        Market Value         Cost       Market Value
                                                   ------------------------------   -----------------------------
Held to Maturity
Obligations of U.S. Government Agencies             $       2,615   $      2,687     $     30,044   $     30,197
Obligations of States and Political
        Subdivisions                                      112,516        118,218          129,075        131,921
Other Securities                                            2,974          2,898            2,968          2,961
                                                   ------------------------------   -----------------------------
                                                    $     118,105   $    123,803     $    162,087   $    165,079
                                                   ==============================   =============================

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

                                                        September 30, 2002                December 31, 2001
                                                        ------------------                -----------------
                                                      Amortized      Estimated         Amortized     Estimated
                                                         Cost       Market Value         Cost       Market Value
                                                   ------------------------------   -----------------------------
Available for Sale
Obligations of U.S. Government Agencies             $     341,392   $    342,415     $    226,027    $   225,706
Obligations of States and Political
        Subdivisions                                       14,155         14,578            8,646          8,142
Other Securities                                           88,060         87,159          102,763        101,566
                                                   ------------------------------   -----------------------------
                                                    $     443,607   $    444,152     $    337,436    $   335,414
                                                   ==============================   =============================

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

                                                                                Contractual Amount
                                                                     ---------------------------------------
                                                                         September 30,        December 31,
                                                                             2002                 2001
                                                                     ---------------------------------------
Commitments to extend credit:
      Unused portion of commercial lines of credit                     $         87,947     $       83,400
      Unused portion of credit card lines of credit                              10,006              9,394
      Unused portion of home equity lines of credit                              16,652             14,967
Standby letters of credit and financial guarantees written                       17,177             17,968

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

The Corporation's total deposits were unchanged since the beginning of the year at $998.9 million. Demand Deposits decreased $10.9 million and Other Time Deposits decreased $20.0 million while Savings Deposits increased $31.0 million as many customers have moved their money to Savings deposits due to the low interest rates on Time Deposits. Local loan demand has been slow, and mortgage loan refinance activity has continued, causing Loans to decrease $21.8 million since the beginning of the year. Federal funds sold decreased $40.0 million as we have invested our excess funds in higher yielding investment securities. The lack of loan growth and the decrease in Federal funds sold resulted in an increase of $64.8 million in investment securities.

                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

A comparison of the income statements for the three months ended September 30, 2002 and 2001 shows a 5.6% decrease in Net Interest Income. The largest interest income dollar change was in interest and fees on loans, decreasing $3.2 million, or 17.4%. This was the result of a decrease of $94.1 million in average loans outstanding and a decrease in the average yield on those loans from 8.08% to 7.45%. The decrease in loans outstanding was due to slow local loan demand, the sales of portions of the bankcard and commercial lease loan portfolios in 2001, and a decrease in residential mortgage loans. Residential mortgage loans decreased as the low interest rates enticed many of the Bank's customers to refinance their adjustable rate loans with fixed rate loans, most of which are not held in the Bank's portfolio. Although the average investment portfolio increased $26.4 million, the yield on those investments decreased from 6.73% to 5.35%. As a result, interest income on investment securities decreased $1,327,000. The decrease in market interest rates has caused new loan rates to drop and refinance activity to increase. This also has led to an increase in calls in our portfolio of Obligations of U.S. Government Agencies. We expect the decline in asset yields to continue through the fourth quarter, as the uncertain economic environment and heightened geopolitical risks increase the prospects of further rate cuts by the Federal Reserve. Even if the economic recovery continues, we do not expect increases in interest rates in the near future.

Average interest bearing deposits decreased from $898 million to $894 million, while at the same time the average cost of these deposits decreased from 3.93% to 2.36%. The result was a large decrease in Interest on Deposits of $3.6 million, or 40.2%. Average borrowed funds decreased from $225.5 million to $225.4 million while the average cost of these borrowings was unchanged at 5.64%. The borrowings primarily consist of Federal Home Loan Bank advances, which were utilized to fund increased investment in earning assets. The rapid decline in interest rates over the past year allowed us an opportunity to lower the cost of our deposit sources of funds. We expect to continue to lower the average cost of our deposit and non deposit sources of funds slightly through the fourth quarter.

The Provision for Loan Losses increased $200,000, or 16.7% as the Corporation continued to aggressively address credit quality concerns. Trust Income decreased $44,000, or 4.4%, mainly due to the declining market values of trust assets. Service Charges on Deposit Accounts increased $476,000, or 68.2%, primarily due to increases in overdraft activity. Other income decreased $170,000, or 16.4%. This was primarily due to the sale of a portion of our commercial lease loan portfolio in 2001 for a gain of $271,000.

Salaries and Employee Benefits increased $206,000, Occupancy Expense increased $22,000, and Other Expenses decreased $166,000, compared to the third quarter of 2001. These results were consistent with our expectations for the quarter.

As a result of the above activity, Income Before Provision for Income Taxes showed a small decrease of $718,000, or 8.4%. The Provision for Income Taxes decreased $189,000, or 8.2%, and reflects our anticipated annual effective tax rate of 27.3%. Net Income decreased $529,000, or 8.5%.

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

Total stockholders' equity of the Corporation was $164.7 million at September 30, 2002 and $161.7 million at December 31, 2001. The ratio of equity to assets was 11.7% at September 30, 2002 and 11.6% at December 31, 2001. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Bank:

                                    September 30, 2002           December 31, 2001
                                --------------------------   -------------------------
Leverage Capital                          11.6%                        11.6%
Tier 1 Risk Based Capital                 17.5%                        17.2%
Total Risk Based Capital                  18.8%                        18.4%

At September 30, 2002 and December 31, 2001, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

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

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

A comparison of the income statements for the nine months ended September 30, 2002 and 2001 shows a 3.1% decrease in Net Interest Income. The largest interest income dollar change was in interest and fees on loans, decreasing $10.8 million, or 19.5%. This was the result of a decrease of $86.6 million in average loans outstanding and a decrease in the average yield on those loans from 8.37% to 7.43%. The decrease in loans outstanding was due to slow local loan demand, the sales of portions of the bankcard and lease loan portfolios in 2001, and a decrease in residential mortgage loans. Residential mortgage loans decreased as the low interest rates enticed many of the Bank's customers to refinance their adjustable rate loans with fixed rate loans, most of which are not held in the Bank's portfolio. Although the average investment portfolio increased $43.2 million, the yield on those investments decreased from 7.02% to 5.61%. As a result, interest income on investment securities decreased $3.2 million. The decrease in market interest rates has caused new loan rates to drop and refinance activity to increase. This also has led to an increase in calls in our portfolio of Obligations of U.S. Government Agencies. We expect the decline in asset yields to continue through the fourth quarter, as the uncertain economic environment and heightened geopolitical risks increase the prospects of further rate cuts by the Federal Reserve. Even if the economic recovery continues, we do not expect increases in interest rates in the near future.

Average interest bearing deposits decreased from $900 million to $894 million, while at the same time the average cost of these deposits decreased from 4.36% to 2.52%. The result was a large decrease in Interest on Deposits of $12.6 million, or 42.8%. Average borrowed funds decreased from $225.7 million to $225.2 million while the average cost of these borrowings increased from 5.64% to 5.65%. The borrowings primarily consist of Federal Home Loan Bank advances, which were utilized to fund increased investment in earning assets. The rapid decline in interest rates over the past year allowed us an opportunity to lower the cost of our deposit sources of funds. We expect to continue to lower the average cost of our deposit and non deposit sources of funds slightly through the fourth quarter.

The Provision for Loan Losses decreased $1.0 million, or 15.4%. The Provision for Loan Losses was higher in 2001 as weakening economic conditions and increasing nonperforming assets necessitated an increase in the Allowance for Loan Losses. Trust Income decreased $404,000, or 13.5%, mainly due to the declining market values of trust assets. Service Charges on Deposit Accounts increased $1,263,000, or 62.1%, primarily due to increases in overdraft activity. In 2002 we sold some securities to fund seasonal deposit fluctuations. These sales contributed to the security gains of $771,000, an increase of $721,000 compared to 2001. Other income decreased $625,000, or 20.4%. This was the result of the sales of portions of our credit card and commercial lease loan portfolios in 2001 for a gain of $679,000.

Salaries and Employee Benefits increased $646,000, Occupancy Expense decreased $53,000, and Other Expenses increased $359,000, compared to the first nine months of 2001. These results were consistent with our expectations.

As a result of the above activity, Income Before Provision for Income Taxes showed a slight decrease of $203,000, or 0.9%. The Provision for Income Taxes decreased $35,000, or 0.6%, and reflects our anticipated annual effective tax rate of 27.3%. Net Income decreased $168,000, or 1.0%.

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

Each month, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank's net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of a gradual increase or decrease of 100 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of September 30, 2002 compared to December 31, 2001.

                                              Base          Rates         Rates
      (Dollars in Thousands)               Projection       Up 1%        Down 1%
      ----------------------               ------------   -----------  ------------
September 30, 2002 12 Month Projection
     Interest Income                           81,397        85,823        78,919
     Interest Expense                          31,907        35,275        29,990
                                          ------------   -----------  ------------
     Net Interest Income                       49,490        50,548        48,929

     Percent Change From Base Projection                        2.1%         -1.1%
     ALCO Policy Limit (+/-)                                    5.0%          5.0%

                                              Base          Rates         Rates
      (Dollars in Thousands)               Projection       Up 1%        Down 1%
      ----------------------               ------------   -----------  ------------
December 31, 2001 12 Month Projection
     Interest Income                           88,287        92,410        84,510
     Interest Expense                          37,013        40,229        34,783
                                           ------------   -----------  ------------
     Net Interest Income                       51,274        52,181        49,727

     Percent Change From Base Projection                        1.8%         -3.0%
     ALCO Policy Limit (+/-)                                    5.0%          5.0%

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout the first nine months of 2002, the estimated variability of the net interest income was within the Bank's established policy limits.

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

                                          Fair Value at September 30, 2002
                                          --------------------------------
                                                       Rates

 (Dollars in Thousands)      Base        Up 1%         Up 2%       Down 1%      Down 2%
 ----------------------  ------------------------------------------------------------------
Assets                      1,427,116   1,406,139     1,384,929    1,447,918    1,468,709
Liabilities                 1,256,658   1,220,630     1,186,971    1,295,339    1,332,226
                         ------------------------------------------------------------------
Stockholders' Equity          170,458     185,509       197,958      152,579      136,483

Change in Equity                              8.8%         16.1%       -10.5%       -19.9%
ALCO Policy Limit (+/-)                      15.0%         25.0%        15.0%        25.0%

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout the first nine months of 2002, the estimated variability of the economic value of equity was within the Bank's established policy limits.

ITEM 4. CONTROLS AND PROCEDURES



         DISCLOSURE OF EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Corporation may from time to time be involved in legal proceedings occurring in the ordinary course of business which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition of the Corporation. The Corporation is not currently involved in any legal proceedings which management believes are of a material nature.

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



                                               MBT Financial Corp.
                                               ---------------------------------
                                               (Registrant)



November 14, 2002                              /s/ Ronald D. LaBeau
---------------------------                    ---------------------------------
Date                                           Ronald D. LaBeau
                                               President and Chief Executive
                                               Officer



November 14, 2002                              /s/ Eugene D. Greutman
------------------                             ---------------------------------
Date                                           Eugene D. Greutman
                                               Treasurer and Chief Financial
                                               Officer

                                 CERTIFICATIONS


I, Ronald D. LaBeau, President and Chief Executive Officer of MBT Financial Corp., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of MBT Financial Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 14, 2002                              /s/ Ronald D. LaBeau
---------------------------                    ---------------------------------
Date                                           Ronald D. LaBeau
                                               President &
                                               Chief Executive Officer

I, Eugene D. Greutman, Treasurer and Chief Financial Officer of MBT Financial Corp., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of MBT Financial Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 14, 2002                              /s/ Eugene D. Greutman
------------------                             --------------------------
Date                                           Eugene D. Greutman
                                               Treasurer &
                                               Chief Financial Officer

                               10-Q EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION


99.1              Certification by Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2              Certification by Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.