Form 10-Q/A
period 2002-09-30
MBT FINANCIAL CORP
filed 2002-12-13
CIK 1118237

                                  FORM 10-Q/A

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

Yes [X]
No  [ ]


As of December 11, 2002, 19,177,441 shares of the Corporation's Common Stock, No Par Value, were outstanding.

                          PART I FINANCIAL INFORMATION

Registrant files this Amendment No. 1 on Form 10-Q/A to correct an understatement in restructured loans and total nonperforming loans reported in Registrant's Quarterly Report on Form 10-Q filed on November 14, 2002 for the quarter ended September 30, 2002. Please see Note 3 of the Notes to Consolidated Financial Statements (unaudited) set forth in Item 1 of this Part I for the correct statement of total restructured loans and nonperforming loans of the Registrant as of September 30, 2002. The corrected amount of total restructured loans represents commercial loans to four borrowers, the principal payment terms of which were extended in the third quarter of 2002. As of September 30, 2002 all of these loans were performing in accordance with the modified terms.


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

                                                     September 30,       December 31,
                                                         2002               2001
                                                   ------------------------------------
Nonaccrual loans                                    $         10,344     $      22,712
Loans 90 days past due                                           148               450
Restructured loans                                             7,133                 -
                                                   ------------------------------------
      Total nonperforming loans                     $         17,625     $      23,162

Other real estate owned                                       15,396             4,326
Nonperforming investment securities                              102               232
                                                   ------------------------------------
      Total nonperforming assets                    $         33,123     $      27,720
                                                   ====================================

Nonperforming assets to total assets                           2.35%             1.99%
Allowance for loan losses to
      nonperforming assets                                    37.09%            46.90%


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



December 12, 2002                              /s/ Ronald D. LaBeau
---------------------------                    ---------------------------------
Date                                           Ronald D. LaBeau
                                               President and Chief Executive
                                               Officer



December 12, 2002                              /s/ Eugene D. Greutman
------------------                             ---------------------------------
Date                                           Eugene D. Greutman
                                               Treasurer and Chief Financial
                                               Officer

                                 CERTIFICATIONS


I, Ronald D. LaBeau, President and Chief Executive Officer of MBT Financial Corp., certify that:

         1. I have reviewed this quarterly report on Form 10-Q, including Amendment Number 1 on Form 10-Q/A, of MBT Financial Corp.;

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



December 12, 2002                              /s/ Ronald D. LaBeau
---------------------------                    ---------------------------------
Date                                           Ronald D. LaBeau
                                               President &
                                               Chief Executive Officer

I, Eugene D. Greutman, Treasurer and Chief Financial Officer of MBT Financial Corp., certify that:

         1. I have reviewed this quarterly report on Form 10-Q, including Amendment Number 1 on Form 10-Q/A, of MBT Financial Corp.;

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



December 12, 2002                              /s/ Eugene D. Greutman
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