Form 10-K
period 2002-12-31
MBT FINANCIAL CORP
filed 2003-03-31
CIK 1118237

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2002
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES __X__ NO ____.

As of June 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $271,061,574.

As of March 26, 2003, there were 19,110,441 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held May 1, 2003 are incorporated by reference into Part III of this report on Form 10-K.

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

The Bank's primary market area is Monroe County, Michigan. According to the most recent market data, there are approximately seven other deposit taking/lending institutions competing in the Bank's market. According to the most recent market data for deposits, the Bank ranks first in market share with approximately 62% of the market.

EMPLOYEES
MBT Financial Corp. has no employees other than its three officers, each of whom is also an employee and officer of Monroe Bank & Trust and who serve in their capacity as officers of MBT Financial Corp. without compensation. As of December 31, 2002, Monroe Bank & Trust had 358 full-time employees and 26 part-time employees. Monroe Bank & Trust provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services, and a 401(k) plan.

EXECUTIVE OFFICERS OF THE REGISTRANT


NAME                                        AGE         POSITION
----------------------------                ---         ------------------------
Ronald D. LaBeau                            59          President
Thomas J. Bruck                             57          Secretary
Eugene D. Greutman                          54          Treasurer

The executive officers of the registrant are all executive officers of the subsidiary bank and are not compensated by the registrant.

EXECUTIVE OFFICERS OF THE BANK

NAME                                        AGE         POSITION
----------------------------                ---         ------------------------
Ronald D. LaBeau                            59          President & Chief Executive Officer
H. Douglas Chaffin                          46          Executive Vice President & Senior Lending
                                                        Manager
Thomas J. Bruck                             57          Executive Vice President & Cashier
James E. Morr                               56          Executive Vice President, Senior Trust
                                                        Officer & General Counsel
Eugene D. Greutman                          54          Senior Vice President Finance
Herbert J. Lock                             56          Senior Vice President & Investment Officer

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

Ronald D. LaBeau was President & Chief Executive Officer in 2002, 2001, 2000, and 1999, and Executive Vice President and Senior Loan Officer in 1998. H. Douglas Chaffin joined the Bank in 2001 as Executive Vice President & Senior Lending Manager. Eugene D. Greutman was Senior Vice President Finance in 2002, 2001 and 2000, and Senior Vice President and Controller in 1999 and 1998. Herbert J. Lock was Senior Vice President and Investment Officer in 2002, 2001, 2000, and 1999, and Vice President, Investment and Trust Officer in 1998.

AVAILABLE INFORMATION
MBT Financial Corp. makes its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports available on its website, free of charge. The website address is www.mbandt.com.

                               Item 2. Properties

MBT Financial Corp. does not conduct any business other than its ownership of Monroe Bank & Trust's stock. MBT Financial Corp. operates its business from Monroe Bank & Trust's main office facility. Monroe Bank & Trust operates its business from its main office complex and 21 full service branches in the counties of Monroe and Wayne, Michigan. In addition, MBT Credit Company, Inc., a wholly owned subsidiary of Monroe Bank & Trust, operates a mortgage loan origination office in Monroe, Michigan, and a loan and trust office in Wyandotte, Michigan. The Bank owns its main office complex and 19 of its branches. The remaining two branches and the two MBT Credit Company, Inc. locations are leased.


                            Item 3. Legal Proceedings

NONE

          Item 4. Submission of Matters to a Vote of Security Holders.


NONE

                                     Part II

 Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Common stock consists of 19,160,441 shares with a book value of $8.72. In 2000, Monroe Bank & Trust reorganized into a one-bank holding company. This reorganization resulted in an increase of 10,000,000 shares outstanding as each share of Monroe Bank & Trust was exchanged for two shares of MBT Financial Corp. Certain trading price information, as well as information on dividends declared, have been restated to reflect the reorganization. Dividends declared on common stock during 2002 amounted to $.54 per share. The common stock is traded over the counter on the Electronic Bulletin Board under the symbol MBTF. Below is a schedule of the high and low trading price for the past two years by quarter. These prices represent those known to Management, but do not necessarily represent all transactions that occurred.

                            2002                     2001
                       High        Low         High           Low
    -----------------------------------------------------------------
      1st quarter    $ 14.60     $ 13.55     $ 16.50       $ 12.63
      2nd quarter    $ 14.38     $ 13.85     $ 13.99       $ 12.50
      3rd quarter    $ 14.00     $ 13.69     $ 15.59       $ 13.43
      4th quarter    $ 14.00     $ 13.20     $ 14.50       $ 13.50


Dividends declared during the past three years on a quarterly basis were as follows:

                                 2002         2001          2000
               ----------------------------------------------------
                1st quarter     $ 0.13       $ 0.11       $ 0.075
                2nd quarter     $ 0.13       $ 0.13       $ 0.075
                3rd quarter     $ 0.14       $ 0.13       $  0.11
                4th quarter     $ 0.14       $ 0.13       $  0.11


On February 29, 2000, Monroe Bank & Trust redeemed its preferred stock. Preferred stock consisted of 2,000 shares with a par value of $100 per share. Dividends paid on preferred stock during 2000 amounted to $2.60 per share. At December 31, 2002 the Corporation's surplus account was $51,080,339 and undivided profits account was $115,395,181. Total stockholders' equity was increased by the amount of net unrealized losses on securities available for sale of $524,123.

As of December 31, 2002, the number of common stockholders was 1,320. Management's present expectation is that dividends will continue to be paid in the future.

Item 6. Selected Financial Data

The selected financial data for the five years ended December 31, 2002 are derived from the audited Consolidated Financial Statements of the Corporation. The financial data set forth below contains only a portion of our financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------------------------------------------


                                                  2002               2001               2000             1999            1998
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Interest Income                             $   84,603,932    $  101,324,488    $   99,569,664    $   83,178,881    $   77,766,275
Interest Expense                                34,387,415        49,535,345        49,680,992        38,290,421        34,203,473
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                             50,216,517        51,789,143        49,888,672        44,888,460        43,562,802
Provision for Loan Losses                        6,101,316         7,399,901         6,298,461         9,388,041         3,217,544
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income
  after Provision for
  Loan Losses                                   44,115,201        44,389,242        43,590,211        35,500,419        40,345,258
Other Income                                    12,790,820        10,650,797         8,708,702         6,920,016         6,964,982
Other Expenses                                  26,988,791        24,809,286        23,094,206        20,143,741        25,447,771
------------------------------------------------------------------------------------------------------------------------------------
Income before Provision
  for Income Taxes                              29,917,230        30,230,753        29,204,707        22,276,694        21,862,469
Provision for
  Income Taxes                                   8,113,585         8,306,553         8,031,184         5,207,362         5,301,810
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                  $   21,803,645    $   21,924,200    $   21,173,523    $   17,069,332    $   16,560,659
------------------------------------------------------------------------------------------------------------------------------------
Net Income available to
  Common Shareholders                       $   21,803,645    $   21,924,200    $   21,168,323    $   17,060,332    $   16,551,659
------------------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE*
Basic Net Income                            $         1.12    $         1.10    $         1.06    $         0.85    $         0.83
Diluted Net Income                                    1.12              1.10              1.06              0.85              0.83
Cash Dividends Declared                               0.54              0.50              0.37              0.36              0.29
Book Value at Year End                                8.72              8.19              7.55              6.98              6.56
Average Common Shares
  Outstanding                                   19,458,737        19,933,580        20,000,000        20,000,000        20,000,000
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CONDITION (YEAR END)
Total Assets                                $1,409,694,446    $1,394,167,752    $1,379,386,178    $1,216,476,583    $1,075,268,496
Total Securities                               539,737,231       497,501,256       452,405,349       449,579,083       330,821,064
Loans, Net of Deferred Loan Fees               773,805,181       787,825,052       812,122,817       703,381,905       691,005,829
Allowance for Loan Losses                       12,400,000        13,000,000        10,600,000         9,900,000        11,100,000
Deposits                                     1,010,960,099       998,879,777       994,596,445       944,076,215       917,044,876
Borrowings                                     225,000,000       225,000,000       225,000,000       125,000,000         2,000,000
Total Shareholders' Equity                     166,999,643       161,730,144       150,954,963       139,647,492       131,217,251
------------------------------------------------------------------------------------------------------------------------------------

SELECTED FINANCIAL RATIOS
Return on Average Assets                             1.55%             1.56%             1.66%             1.52%             1.64%
Return on Average Equity                            13.29%            13.70%            14.42%            11.99%            12.93%
Net Interest Margin                                  3.79%             3.88%             4.13%             4.19%             4.52%
Dividend Payout Ratio                               47.99%            45.40%            34.95%            42.18%            35.02%
Allowance for Loan Losses
  to Period End Loans                                1.60%             1.65%             1.31%             1.41%             1.61%
Allowance for Loan Losses
  to Non Performing Loans                           27.93%            46.90%            51.53%            51.00%           134.07%
Non Performing Loans
  to Period End Loans                                5.74%             3.52%             2.53%             2.76%             1.20%
Net Charge Offs to Average Loans                     0.87%             0.59%             0.73%             1.52%             0.35%
------------------------------------------------------------------------------------------------------------------------------------

* The reorganization into a one-bank holding company in 2000 resulted in an exchange of Monroe Bank & Trust stock for MBT Financial Corp. stock. The exchange rate was two shares of MBT Financial Corp. for each share of Monroe Bank & Trust, causing an increase of 10,000,000 shares outstanding. All per-share amounts have been restated to reflect this transaction.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this report on Form 10-K or incorporated by reference are not based on historical facts and are "forward-looking statements" within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements which are based on various assumptions (some of which are beyond the Corporation's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements, due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

Critical Accounting Policies - The Bank's Allowance for Loan Losses is a "critical accounting estimate" because it is an estimate that is based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Corporation's financial condition. These assumptions include, but are not limited to, collateral values and the effect of economic conditions on the financial condition of the borrowers. To determine the Allowance for Loan Losses, the Bank estimates losses on all loans that are not classified as substandard or doubtful by applying historical loss rates to these loans in accordance with SFAS 5. In addition, all loans that are classified as substandard or doubtful and any loans that are nonaccrual or renegotiated are individually tested for impairment. Any amount of monetary impairment is included in the Allowance for Loan Losses in accordance with SFAS 114. Substandard, doubtful, nonaccrual, or renegotiated loans that do not have any monetary impairment identified are assigned an allowance following the same method as unclassified loans. Management is of the opinion that the Allowance for Loan Losses of $12,400,000 as of December 31, 2002 was adequate but not excessive.

Net Income increased significantly in 2000 as the Corporation produced record earnings. Net Income increased $4,104,191, or 24%, compared to 1999, as interest rates continued to rise. Deposits showed a small increase of 5%, as most of the asset growth was funded by an increase of $100,000,000, or 80%, in advances from the Federal Home Loan Bank. We experienced a significant increase of 16% in Net Loans as the local economy continued its expansion. Most of the loan growth was in loans secured by real estate, which increased 25%. Loans to individuals for household, family, and other personal expenditures increased 4%, and commercial and industrial loans decreased 4%. We increased our Allowance for Loan Losses $700,000 over the prior year-end, as necessitated by the increase in Net Loans. Income Before Provision for Income Taxes increased $6,928,013, or 31%, compared to 1999. With a smaller average percentage investment in Obligations of States and Political Subdivisions in 2000, the Provision for Income Taxes showed a large increase of $2,823,822, or 54%. The effective tax rate increased from 23.4% to 27.5%.

Despite the slowdown in economic activity in 2001, we experienced our second consecutive record earnings year as Net Income increased $750,677, or 4%, compared to 2000. Deposits increased less than 1% and Total Assets increased only 1%. Net Loans showed a slight decrease of 3% as commercial and industrial loans decreased 34% and loans to individuals for household, family, and other personal expenditures decreased 19%. Real estate loans showed a small increase of 9%. Although Total Loans decreased, we increased our Allowance for Loan Losses $2,400,000. This increase was necessary as the weak economic conditions impacted the credit quality of many of our customers. Income Before Provision for Income Taxes increased $1,026,046, or 4%, compared to 2000. With a slight increase in our investment in Obligations of States and Political Subdivisions, our Provision for Income Taxes increased only $275,369, or 3%. The effective tax rate remained at 27.5% in 2001.

Net Income decreased slightly in 2002 as we encountered continued low interest rates and a sluggish national and local economy. Net Income decreased $120,555, or less than 1%, compared to 2001. While Deposits and Total Assets each increased 1%, Net Loans decreased 2%. Commercial and industrial loans decreased 8% and loans to individuals for household, family, and other personal expenditures decreased 22% while real estate loans showed a slight increase of 3%. The decrease in loans was partially attributable to the transfer of $12,932,423 of loans to other real estate and charge offs of $8,696,987, which enabled us to reduce our allowance for loan losses $600,000. Income Before Provision for Income Taxes decreased $313,523, or 1%, compared to 2001. A larger percentage of our income was in interest on Obligations of States and Political Subdivisions in 2002, resulting in a decrease of $192,968, or 2% in our Provision for Income Taxes. The effective tax rate decreased from 27.5% in 2001 to 27.1% in 2002.

Earnings for the Bank are usually highly reflective of the Net Interest Income. In 2000, interest rates climbed, with the prime rate increasing 100 basis points in the first half of the year. Interest income increased $16.4 million, or 20% compared to 1999 and interest expense increased $11.4 million, or 30%. As a result, Net Interest Income increased $5.0 million, or 11% over 1999. Along with a moderating Provision for Loan Losses, a significant increase in non-interest income and a modest increase in non-interest expense, Net Income increased significantly. In 2001, the Federal Open Market Committee of the Federal Reserve attempted to prevent a recession by lowering the Federal Funds target rate 11 times, for a total of 475 basis points. Interest income increased only $1.8 million and interest expense decreased $146,000, compared to 2000. As a result, Net Interest Income increased $1.9 million, or 4%. The Provision for Loan Losses increased $1.1 million, as the Allowance for Loan Losses was increased. Non-interest income increased $1.9 million and non-interest expense increased $1.7 million. Income from trust services declined modestly due to a large amount of estate settlement fees collected by the trust department in 2000 and the declining market value of trust assets in 2001. The large increase in service charges on deposit accounts was the result of increases in the rates charged for deposit services and the implementation of new programs for overdrafts. Other non-interest income increased due to increased fees on mortgage originations and gains on the sales of portions of the consumer credit card and commercial lease loan portfolios. These sales resulted in a gain of $717,000. The increase in non-interest expense was primarily the result of an increase in Salaries and Employee Benefits as staffing continued to increase in several areas. The small increase in Net Interest Income, along with the significant increases in Provision for Loan Losses and non-interest income, and the small increase in non-interest expense, resulted in a small increase in Net Income. In 2002, market interest rates remained at historically low levels, prompting many borrowers to refinance their existing debt. The low interest rate environment also resulted in an increase in the amount of investment securities called. These factors lead to a decrease in the yield on earning assets from 7.4% in 2001 to 6.2% in 2002. Total Interest Income decreased $16.7 million while Total Interest Expense decreased only $15.1 million, resulting in a decrease of $1.6 million in Net Interest Income. The Provision for Loan Losses decreased $1.3 million after the large increase in 2001. Other Income increased $2.1 million as service charges on deposit accounts increased due to an overdraft program started late in 2001 and security gains also increased. Non-interest expenses increased 9% compared to 2001. Salaries and Employee Benefits increased 9% as the Bank continued to add staff, particularly in the loan, credit analysis, and loan review areas. This additional staff will allow the Bank to provide better customer service to existing customers, resume the growth in the loan portfolio, and improve the monitoring of existing credit relationships. Average cost of interest bearing deposits was 4.8 %, 4.1%, and 2.4% for 2000, 2001, and 2002 respectively. Return on average assets for the same three years was 1.7%, 1.6%, and 1.6%. The table below shows selected financial ratios for the same three years.

                                                   2002         2001          2000
                                                   ----         ----          ----
         Return on Average Assets                  1.6%         1.6%          1.7%

         Return on Average Equity                 13.3%        13.7%         14.4%

         Dividend Payout Ratio                    48.2%        45.4%         34.9%

         Average Equity to Average Assets         11.3%        11.3%         11.5%

The following table shows average daily balances, interest income or expense amounts, and the resulting average rates for interest earning assets and interest bearing liabilities for the last three years. Also shown are the net interest income, total interest rate spread, and the net interest margin for the same periods.


                                                                 Years Ended December 31,
                                ----------------------------------------------------------------------------------------------
                                              2002                            2001                          2000
                                ------------------------------  ----------------------------   -------------------------------
                                   Average   Interest            Average    Interest            Average   Interest
                                    Daily     Earned   Average    Daily      Earned  Average     Daily     Earned   Average
  (Dollars in Thousands)           Balance   or Paid    Yield    Balance    or Paid   Yield     Balance   or Paid    Yield
  ----------------------        ------------------------------  ----------------------------   -------------------------------
Investments
   Obligations of US
       Government Agencies        288,438      13,106   4.54%     203,450    13,081  6.43%      174,266    12,169   6.98%
   Obligations of States &
       Political
       Subdivisions(1)            130,046       6,741   5.18%     127,640     6,822  5.34%      137,200     7,302   5.32%
   Other Securities               105,876       5,028   4.75%     148,648     8,705  5.86%      123,032     9,145   7.43%
                                -----------------------------  ---------------------------  -------------------------------
Total Investments                 524,360      24,875   4.74%     479,738    28,608  5.96%      434,498    28,616   6.59%
                                -----------------------------  ---------------------------  -------------------------------

Loans
   Commercial                     489,498      35,081   7.17%     520,498    43,307  8.32%      468,417    43,860   9.36%
   Mortgage                       160,764      13,333   8.29%     191,752    16,356  8.53%      179,427    14,867   8.29%
   Consumer                       118,026      10,766   9.12%     128,122    12,606  9.84%      120,853    11,917   9.86%
                                -----------------------------  ---------------------------  -------------------------------
Total Loans(2)                    768,288      59,180   7.70%     840,372    72,269  8.60%      768,697    70,644   9.19%

Federal Funds Sold                 32,950         549   1.67%      12,968       447  3.45%        4,861       310   6.38%
                                -----------------------------  ---------------------------  -------------------------------
Total Interest Earning Assets   1,325,598      84,604   6.38%   1,333,078   101,324  7.60%    1,208,056    99,570   8.24%

Cash & Due From Banks              30,306                          34,200                        34,215
Interest Receivable and Other
   Assets                          49,585                          43,137                        30,737
                                ---------                      ----------                   -----------
Total Assets                    1,405,489                       1,410,415                     1,273,008
                                =========                      ==========                   ===========

Savings Accounts                  127,826       1,521   1.19%     117,429     2,453  2.09%      120,494     2,955   2.45%
NOW Accounts                       66,648         752   1.13%     59,886      1,280  2.14%       61,901     1,476   2.38%
Money Market Deposits             336,370       5,661   1.68%     257,612     8,352  3.24%      189,655     7,714   4.07%
Certificates of Deposit           358,846      13,535   3.77%     462,121    24,543  5.31%      461,654    27,506   5.96%
Federal Funds Purchased             2,052          38   1.85%         562        27  4.80%        5,051       326   6.45%
FHLB Advances                     225,000      12,880   5.72%     225,000    12,880  5.72%      161,038     9,704   6.03%
                                -----------------------------  ---------------------------  -------------------------------
Total Interest Bearing
   Liabilities                  1,116,742      34,387   3.08%   1,122,610    49,535  4.41%      999,793    49,681   4.97%

Non-interest Bearing Deposits     119,613                         121,134                       120,906
Other Liabilities                   5,044                           6,598                         5,437
                                ---------                      ----------                   -----------
Total Liabilities               1,241,399                       1,250,342                     1,126,136

Stockholders' Equity              164,090                         160,073                       146,872
                                ---------                      ----------                   -----------

Total Liabilities &
   Stockholders' Equity         1,405,489                       1,410,415                     1,273,008
                                =========                      ==========                   ===========

Net Interest Income                            50,217                        51,789                        49,889

Interest Rate Spread                                     3.30%                       3.19%                          3.27%

Net Interest Income as a percent of
   average earning assets                                3.79%                       3.88%                          4.13%

(1)Interest income on Obligations of States and Political Subdivisions is not on a taxable equivalent basis.

(2)Total Loans excludes Overdraft Loans, which are non-interest earning. These loans are included in Other Assets. Total Loans includes nonaccrual loans. When a loan is placed in nonaccrual status, all accrued and unpaid interest is charged against interest income. Loans on nonaccrual status do not earn any interest.


The following table summarizes the changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities for the period indicated:

                                                                Years Ended December 31,
                              -----------------------------------------------------------------------------------------
                                  2002 versus 2001                2001 versus 2000             2000 versus 1999
                              ------------------------------  ---------------------------  ----------------------------
                                  Changes due to                  Changes due to               Changes due to
(Dollars in Thousands)          increased (decreased)           increased (decreased)        increased (decreased)
----------------------        ------------------------------  ---------------------------  ----------------------------
   Interest Income              Rate      Volume     Net       Rate     Volume     Net       Rate      Volume    Net
   ---------------            ------------------------------  ---------------------------  ----------------------------
Investments
   Obligations of US
       Government Agencies      (5,440)    5,464       24      (1,126)   2,038       912       732    2,018    2,750
   Obligations of States &
       Political Subdivisions     (220)      140      (80)         39     (519)     (480)      140   (1,096)    (956)
   Other Securities             (1,172)   (2,505)  (3,677)     (2,344)   1,904      (440)    1,723    3,368    5,091
                              ------------------------------  ---------------------------  --------------------------
Total Investments               (6,832)    3,099   (3,733)     (3,431)   3,423        (8)    2,595    4,290    6,885
                              ------------------------------  ---------------------------  --------------------------

Loans
   Commercial                    (5,631)  (2,595)  (8,226)     (5,448)   4,895      (553)    3,095    2,902    5,997
   Mortgage                        (380)  (2,643)  (3,023)         469   1,020     1,489       (74)   1,519    1,445
   Consumer                        (847)    (993)  (1,840)        (29)     718       689       (64)   2,027    1,963
                              ------------------------------  ---------------------------  --------------------------
Total Loans                     (6,858)   (6,231) (13,089)     (5,008)   6,633    1,625      2,957    6,448    9,405


Federal Funds Sold                (587)      689      102        (380)     517       137        72       29      101
                              ------------------------------  ---------------------------  --------------------------
Total Interest Income           (14,277)  (2,443) (16,720)     (8,819)  10,573     1,754     5,624   10,767   16,391


    Interest Expense
    ----------------
Savings Accounts                 (1,149)     217     (932)       (426)     (76)     (502)     (608)      67     (541)
NOW Accounts                       (673)     145     (528)       (149)     (47)     (196)      (21)      26        5
Money Market Deposits           (5,244)    2,553   (2,691)     (2,126)   2,764       638       675     (797)    (122)
Certificates of Deposit         (5,523)   (5,485) (11,008)     (2,992)      29    (2,963)    3,083      283    3,366
Federal Funds Purchased            (62)       73       11          (9)    (290)     (299)       47      (24)      23
FHLB Advances                        0         0        0        (677)   3,853     3,176       182    8,478    8,660
                              ------------------------------  ---------------------------  --------------------------
Total Interest Expense         (12,651)   (2,497) (15,148)     (6,379)   6,233      (146)    3,358    8,033   11,391
                              ------------------------------  ---------------------------  --------------------------

Net Interest Income             (1,626)       54   (1,572)     (2,440)   4,340     1,900     2,266    2,734    5,000
                              ==============================  ===========================  ==========================


Due to a variety of reasons, including volatile interest rates in the past and successful bidding in securing local municipal deposits, we have attempted, for the last several years, to maintain a liquid investment position. The percentage of securities held as Available for Sale increased from 67% as of December 31, 2001 to 78% as of December 31, 2002. As reflected in Note 3 to the consolidated financial statements, the percentage of securities that mature within five years was 39% as of December 31, 2001 and 2002. The table below presents the scheduled maturities for each of the investment categories, and the average yield on the amounts maturing. The yields presented for the Obligations of States and Political Subdivisions are not tax equivalent yields. The interest income on these securities is exempt from federal income tax. The Corporation's statutory federal income tax rate is thirty-five percent.

                                                                     Maturing
                         ---------------------------------------------------------------------------------------------------------
                           Within 1 year      1 - 5 years        5 - 10 Years     Over 10 Years    Non-Maturing         Total
                          Amount    Yield    Amount    Yield   Amount    Yield  Amount     Yield  Amount   Yield    Amount   Yield
                         -----------------  -----------------  --------------- ------------------ --------------   ---------------
 (Dollars in Thousands)
Obligations of US
   Government Agencies  $   25,206   2.72%  $ 126,038    3.13% $  27,306  5.65% $ 147,169   4.10% $  -     0.00%   $ 325,719  3.75%
Obligations of
   States & Political
   Subdivisions             11,847   3.87%     36,818    5.40%    59,277  5.24%    20,036   5.11%     -     0.00%    127,978  5.14%
Other Securities              -      0.00%      8,051    7.23%    21,162  7.14%    44,493   2.95%   12,334  5.60%     86,040  4.76%
                        -----------------   -----------------  ---------------  ----------------- --------------   ---------------
       Total            $   37,053   3.09%  $ 170,907    3.81% $ 107,745  5.72% $ 211,698   3.95% $ 12,334  5.60%  $ 539,737  4.24%
                        =================   =================  ===============  ================= ==============   ===============

Our loan policies also reflect our awareness of the need for liquidity. We have shortened the average terms for most of our loan portfolios, in particular real estate mortgages, the majority of which are normally written for five years or less. The following table shows the maturities or repricing opportunities (whichever is earlier) for the Bank's interest earning assets and interest bearing liabilities at December 31, 2002. The repricing assumptions shown are consistent with those established by the Bank's Asset and Liability Management Committee (ALCO). Savings accounts and regular NOW accounts are non-maturing, variable rate deposits, which may reprice as often as weekly, but are not included in the zero to six month category because in actual practice, these deposits are only repriced if there is a large change in market interest rates. The effect of including these accounts in the zero to six-month category is depicted in a subsequent table. Super NOW accounts and Money Market deposits are also non-maturing, variable rate deposits, however, these accounts are included in the zero to six-month category because they may get repriced following smaller changes in market rates.


                                                 Assets/Liabilities at December 31, 2002, Maturing or Repricing in:
                                             --------------------------------------------------------------------------
                                               0 - 6        6 - 12       1 - 2        2 - 5        Over 5        Total
  (Dollars in Thousands)                       Months        Months       Years        Years        Years        Amount
  ----------------------                      --------     ---------    --------     --------     ---------    ---------
  Interest Earning Assets
  -----------------------

US Treas Secs & Obligations of
  US Gov't Agencies                           244,077       40,034       33,207         -           8,401       325,719
Obligations of States & Political
  Subdivisions                                 17,192        9,790       19,125         -          81,871       127,978
Other Securities                               49,945          -         16,000        8,000       12,095        86,040
Commercial Loans                              229,512       30,172       64,395      134,930        6,882       465,891
Mortgage Loans                                 10,304       11,532       24,454       87,029       35,444       168,763
Consumer Loans                                 13,335       12,232       22,750       33,408       20,538       102,263
Federal Funds Sold                             13,000         -            -            -            -           13,000
                                             --------     ---------    --------     --------     ---------    ---------
Total Interest Earning Assets                 577,365      103,760      179,931      263,367      165,231     1,289,654
                                             --------     ---------    --------     --------     ---------    ---------

  Interest Bearing Liabilities
  ----------------------------

Interest Bearing Demand Deposits               58,141         -            -            -            -           58,141
Savings Deposits                              340,855         -            -            -            -          340,855
Other Time Deposits                           144,596       37,571       39,897      125,352         -          347,416
FHLB Advances                                    -            -            -            -         225,000       225,000
                                             --------     ---------    --------     --------     ---------    ---------
Total Interest Bearing Liabilities            543,592       37,571       39,897      125,352      225,000       971,412
                                             --------     ---------    --------     --------     ---------    ---------


Gap                                            33,773       66,189      140,034      138,015      (59,769)      318,242
Cumulative Gap                                 33,773       99,962      239,996      378,011      318,242       318,242


Sensitivity Ratio                                1.06         2.76         4.51         2.10         0.73          1.33
Cumulative Sensitivity Ratio                     1.06         1.17         1.39         1.51         1.33          1.33


If savings and regular NOW accounts were included in the zero to six months category, the Bank's gap would be as shown in the following table:

                                                Assets/Liabilities at December 31, 2002, Maturing or Repricing in:
                                      --------------------------------------------------------------------------------------
                                          0-6             6-12           1-2           2-5           Over 5
                                         Months          Months         Years         Years          Years           Total
                                      -----------     ------------    ---------    ----------     ----------     -----------
Total Interest Earning Assets           577,365         103,760        179,931       263,367        165,231        1,289,654
Total Interest Bearing Liabilities      684,428          37,571         39,897       125,352        225,000        1,112,248
                                      -----------     ------------    ---------    ----------     ----------     -----------

Gap                                    (107,063)         66,189        140,034       138,015        (59,769)         177,406
Cumulative Gap                         (107,063)        (40,874)        99,160       237,175        177,406          177,406

Sensitivity Ratio                          0.84            2.76           4.51          2.10           0.73             1.16
Cumulative Sensitivity Ratio               0.84            0.94           1.13          1.27           1.16             1.16


The amount of loans due after one year with floating interest rates is $212,681,000.

The following table shows the remaining maturity for Certificates of Deposit with balances of $100,000 or more:

                                                     Year Ended December 31,
                                          -----------------------------------------
       (Dollars in Thousands)               2002           2001             2000
                                          --------      ---------        ----------
Maturing Within
   3 Months                                58,859         85,858           135,807
   3 - 6 Months                             7,456         20,816            41,163
   6 - 12 Months                           10,948         11,890            29,970
   Over 12 Months                          42,106         18,602            14,481
                                          --------      ---------        ----------
Total                                     119,369        137,166           221,421
                                         =========      =========        ==========

For 2003, we expect interest rates to remain low through the first three quarters of the year, as the economic growth continues to be hindered by the geopolitical risks. We believe that the monetary stimulus provided by the Federal Reserve and the proposed fiscal stimulus will prevent a return to recession in the national economy. We expect our region to continue to recover slowly as the manufacturing sector, particularly automotive related, lags behind other sectors. This may translate into continued slow local loan demand and low deposit growth. We expect to open two full service branches in southern Wayne County in 2003. These branches, along with the loan production office and mortgage center opened in 2002 are expected to contribute to an increase in loans and deposits in 2003. This increase in loans is expected to produce a small increase in Net Interest Income. We believe that our Allowance for Loan Losses provides adequate coverage for the losses in our portfolio, and we anticipate a large decrease in the Provision for Loan Losses. Due to slower mortgage refinance activity, we only expect a small increase in non-interest income. Expenses related to our additional offices and staffing increases will cause a modest increase in non-interest expenses. As a result, we expect a small increase in Net Income.

The following is an analysis of the transactions in the allowance for loan losses:

                                                                                Year Ended December 31,
                                                           --------------------------------------------------------------------
(Dollars in Thousands)                                       2002            2001          2000           1999           1998
                                                           --------       --------       --------       --------       --------
Balance Beginning of Period                                 13,000         10,600          9,900         11,100         10,200
Loans Charged Off
       Domestic
         Commercial, Financial, and Agricultural             4,383          3,399          7,035         10,599          3,213
         Secured by Real Estate                              2,859          1,242           --              174           --
         Loans to Individuals                                1,455          1,523          1,091            783            665
Recoveries
       Domestic
         Commercial, Financial, and Agricultural             1,351            619          2,138            802          1,372
         Secured by Real Estate                                135            111           --             --             --
         Loans to Individuals                                  510            434            390            166            188
                                                           --------       --------       --------       --------       --------
Net Loans Charged Off                                        6,701          5,000          5,598         10,588          2,318
Provision Charged to Operations                              6,101          7,400          6,298          9,388          3,218
                                                           --------       --------       --------       --------       --------
Balance End of Period                                       12,400         13,000         10,600          9,900         11,100
                                                           ========       ========       ========       ========       ========

Ratio of Net Loans Charged Off to
   Average Total Loans Outstanding                           0.87%          0.59%          0.73%          1.52%          0.35%
                                                           ========       ========       ========       ========       ========


The following analysis shows the allocation of the allowance for loan losses:



                                                                 Year Ended December 31,
                          ----------------------------------------------------------------------------------------------------------
                                  2002                   2001                  2000                 1999                 1998
                          --------------------   --------------------  ----------------------- -----------------  ------------------
                                   % of loans              % of loans               % of loans        % of loans          % of loans
                             $        to total        $      to total      $        to total      $    to total       $    to total
(Dollars in Thousands)    Amount      loans        Amount    loans       Amount      loans     Amount   loans       Amount   loans
                          --------------------   --------------------  ----------------------- -----------------  ------------------
Balance at end of
period applicable to:
Domestic
   Commercial,
     Financial, and
     Agricultural          2,933      13.1%         4,119      13.8%    4,426         19.0%    6,059    22.6%      5,731     25.6%
   Real Estate
     - Construction           94       7.3%           260       6.0%      185          4.5%       57     3.5%         96      3.9%
   Real Estate
     - Mortgage            8,108      70.4%         8,038      68.6%    5,172         62.8%    3,429    58.6%      4,433     56.7%
   Loans to
   Individuals             1,265       9.2%           583      11.6%      817         13.7%      355    15.3%        840     13.8%
Foreign                      -         0.0%            -        0.0%       -           0.0%       -      0.0%         -       0.0%
                          --------------------   --------------------  ----------------------- -----------------  ------------------
   Total                  12,400     100.0%        13,000     100.0%   10,600        100.0%    9,900   100.0%     11,100    100.0%
                          ====================   ====================  ======================= =================  ==================



Each period the provision for loan losses in the income statement results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses.

To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank's customers, the payment performance of individual loans and pools of homogeneous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank's recorded investment in the loan to the present value of expected cash flows discounted at the loan's effective interest rate, the fair value of the collateral, or the loan's observable market price. Year-end nonperforming assets, which include nonaccrual loans, loans ninety days or more past due, renegotiated debt, nonaccrual securities, and other real estate owned, increased $16.7 million, or 60% from 2001 to 2002. Nonperforming assets as a percent of total assets at year-end increased from 2.0% in 2001 to 3.2% in 2002. The Allowance for Loan Losses as a percent of nonperforming assets at year-end decreased from 47% in 2001 to 28% in 2002.

The provision for loan losses increases the allowance for loan losses, a valuation account which appears on the consolidated statements of condition. As the specific customer and amount of a loan loss is confirmed by gathering additional information, taking collateral in full or partial settlement of the loan, bankruptcy of the borrower, etc., the loan is charged off, reducing the allowance for loan losses. If, subsequent to a charge off, the Bank is able to collect additional amounts from the customer or sell collateral worth more than earlier estimated, a recovery is recorded.

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

Each month, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank's net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of a gradual increase or decrease of 100 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of December 31, 2002 and 2001.

                                        Base          Rates         Rates
  (Dollars in Thousands)             Projection        Up 1%        Down 1%
                                    ------------     --------     ---------
Year-End 2002 12 Month Projection
---------------------------------

   Interest Income                      78,601        85,829        76,840
   Interest Expense                     29,671        34,654        27,837
                                    ------------     --------     ---------
   Net Interest Income                  48,930        51,175        49,003


   Percent Change From
   Base Projection                                      4.6%          0.1%
   ALCO Policy Limit (+/-)                              5.0%          5.0%

                                        Base          Rates         Rates
  (Dollars in Thousands)             Projection        Up 1%        Down 1%
  ----------------------            ------------     --------     ---------
Year-End 2001 12 Month Projection
---------------------------------
   Interest Income                      88,287        92,410        84,510
   Interest Expense                     37,013        40,229        34,783
                                    ------------     --------     ---------
   Net Interest Income                  51,274        52,181        49,727


   Percent Change From Base Projection                  1.8%         -3.0%
   ALCO Policy Limit (+/-)                              5.0%          5.0%


The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout 2002, the estimated variability of the net interest income was within the Bank's established policy limits.

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


                                          Fair Value at December 31, 2002
                                          -------------------------------

                                                          Rates
(Dollars in Thousands)        Base          Up 1%         Up 2%        Down 1%      Down 2%
----------------------     ------------------------------------------------------------------
Assets                      1,423,339     1,403,002     1,382,282    1,443,392    1,463,252
Liabilities                 1,252,659     1,221,105     1,190,916    1,285,665    1,308,038
                           ------------------------------------------------------------------
Stockholders' Equity          170,680       181,897       191,366      157,727      155,214


Change in Equity                               6.6%         12.1%        -7.6%        -9.1%
ALCO Policy Limit (+/-)                       15.0%         25.0%        15.0%        25.0%



                                          Fair Value at December 31, 2001
                                          -------------------------------

                                                          Rates
(Dollars in Thousands)        Base          Up 1%         Up 2%        Down 1%      Down 2%
----------------------     ------------------------------------------------------------------
Assets                      1,443,434     1,413,138     1,386,039    1,468,405    1,491,722
Liabilities                 1,234,305     1,201,405     1,170,838    1,269,827    1,304,571
                           ------------------------------------------------------------------
Stockholders' Equity          209,129       211,733       215,201      198,578      187,151


Change in Equity                              24.1%         26.1%        16.3%         9.7%
ALCO Policy Limit (+/-)                       15.0%         25.0%        15.0%        25.0%


The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout 2002, the estimated variability of the economic value of equity was within the Bank's established policy limits.



               Item 8. Financial Statements and Supplementary Data

                   Financial Statements and Supplementary Data

See Pages 19 - 41

Independent Auditor's Report

To the Board of Directors and Stockholders
MBT Financial Corp.


We have audited the accompanying consolidated balance sheet of MBT Financial Corp. as of December 31, 2002 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MBT Financial Corp. as of December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Plante & Moran, PLLC



Auburn Hills, Michigan
January 15, 2003

The following is a copy of a previously issued report and has not been reissued by Arthur Andersen LLP.:

                    Report of Independent Public Accountants

To the Stockholders and Board of Directors,
MBT Financial Corp.:

We have audited the accompanying consolidated statements of condition of MBT FINANCIAL CORP. (a Michigan corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MBT Financial Corp. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

 /s/ Arthur Andersen LLP
Detroit, Michigan,
January 14, 2002.

CONSOLIDATED STATEMENTS OF CONDITION
--------------------------------------------------------------------------------

                                                                                                  DECEMBER 31,
                                                                                         2002                       2001
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks (Note 2)                                                    $    30,617,744         $    26,137,120
Federal funds sold                                                                       13,000,000              40,000,000
Investment securities (Notes 1, 3, and 12)-
   Held to maturity-
      Obligations of U.S. Government agencies (Estimated market
        value of $648,639 and $30,197,409)                                                  587,515              30,044,083
      Obligations of states and political subdivisions (Estimated
        market value of $117,967,604 and $131,920,520)                                  113,255,101             129,074,829
      Other securities (Estimated market value of
        $2,974,758 and $2,961,534)                                                        2,976,323               2,968,261
   Available for sale-
      Obligations of U.S. Government agencies                                           325,131,327             225,705,947
      Obligations of states and political subdivisions                                   14,722,946               8,142,334
      Other securities                                                                   83,064,019             101,565,802
Loans (Notes 4 and 12)                                                                  773,360,172             786,223,795
Loans held for sale (Notes 1, 4, and 12)                                                    445,009               1,601,257
Allowance for loan losses (Note 5)                                                      (12,400,000)            (13,000,000)
Bank premises and equipment, net (Notes 1 and 6)                                         15,437,116              14,501,021
Other real estate owned (Note 1)                                                         15,087,816               4,326,219
Interest receivable and other assets (Notes 7 and 13)                                    34,409,358              36,877,084
----------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                  $ 1,409,694,446         $ 1,394,167,752
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Non-interest bearing demand deposits                                                $   123,596,144         $   122,866,335
Interest bearing demand deposits                                                         69,755,660              67,936,942
Savings deposits                                                                        470,192,391             439,381,209
Other time deposits (Notes 8 and 12)                                                    347,415,904             368,695,291
----------------------------------------------------------------------------------------------------------------------------
      Total deposits (Note 8)                                                         1,010,960,099             998,879,777
Federal Home Loan Bank advances (Notes 9 and 12)                                        225,000,000             225,000,000
Interest payable and other liabilities (Note 10)                                          6,734,704               8,557,831
----------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                               1,242,694,803           1,232,437,608
----------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock (no par value; 30,000,000 shares authorized, 19,160,441
   and 19,752,542 shares issued and outstanding) (Note 11)                                      -                       -
Surplus                                                                                  51,080,339              58,988,726
Undivided profits                                                                       115,395,181             104,055,944
Net unrealized gains (losses) on securities available
  for sale, net of tax (Note 1)                                                             524,123              (1,314,526)
----------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity (Note 14)                                              166,999,643             161,730,144
----------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                    $ 1,409,694,446         $ 1,394,167,752
----------------------------------------------------------------------------------------------------------------------------




The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


                                                                                     YEARS ENDED DECEMBER 31,
                                                                           2002               2001                2000
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                              $ 59,179,975       $ 72,269,144       $ 70,643,404
Interest on investment securities-
      Obligations of U.S. Government agencies                             13,105,627         13,081,497         12,169,347
      Obligations of states and
         political subdivisions                                            6,740,834          6,821,370          7,301,903
      Other securities                                                     5,028,319          8,705,267          9,144,849
Interest on Federal funds sold                                               549,177            447,210            310,161
--------------------------------------------------------------------------------------------------------------------------
          Total interest income                                           84,603,932        101,324,488         99,569,664
--------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits (Note 8)                                             21,469,234         36,627,461         39,651,368
Interest on borrowed funds (Note 9)                                       12,918,181         12,907,884         10,029,624
--------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                          34,387,415         49,535,345         49,680,992
--------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                       50,216,517         51,789,143         49,888,672
PROVISION FOR LOAN LOSSES (Note 5)                                         6,101,316          7,399,901          6,298,461
--------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                                 44,115,201         44,389,242         43,590,211
--------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
Income from trust services                                                 3,496,731          3,391,795          3,908,510
Service charges on deposit accounts                                        4,522,516          2,857,921          2,142,901
Security gains                                                             1,324,909            416,657             18,237
Other (Note 7)                                                             3,446,664          3,984,424          2,639,054
--------------------------------------------------------------------------------------------------------------------------
          Total other income                                              12,790,820         10,650,797          8,708,702
--------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salaries and employee benefits (Note 10)                                  14,223,824         13,026,670         12,155,915
Occupancy expense                                                          2,327,794          2,173,711          2,176,110
Other                                                                     10,437,173          9,608,905          8,762,181
--------------------------------------------------------------------------------------------------------------------------
          Total other expenses                                            26,988,791         24,809,286         23,094,206
--------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                                          29,917,230         30,230,753         29,204,707
PROVISION FOR INCOME TAXES (Note 13)                                       8,113,585          8,306,553          8,031,184
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                              $ 21,803,645       $ 21,924,200       $ 21,173,523
==========================================================================================================================
COMPREHENSIVE INCOME (Note 1)                                           $ 23,642,294       $ 24,238,990       $ 18,912,671
==========================================================================================================================

BASIC EARNINGS PER COMMON SHARE (after
      deducting preferred stock dividends) (Notes 11 and 15)            $       1.12       $       1.10       $       1.06
==========================================================================================================================

DILUTED EARNINGS PER COMMON SHARE (Note 15)                             $       1.12       $       1.10       $       1.06
==========================================================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                                                          OTHER          TOTAL
                                             PREFERRED      COMMON                      UNDIVIDED      COMPREHENSIVE   STOCKHOLDERS'
                                               STOCK         STOCK        SURPLUS        PROFITS        INCOME (LOSS)      EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCE
JANUARY 1, 2000                               $ 200,000    $  -       $  62,500,000  $  78,315,956   $   (1,368,464) $  139,647,492

ADD (DEDUCT)
Comprehensive Income (Loss) (Note 1)
  Net income for the year                                                               21,173,523                       21,173,523
  Net unrealized losses on securities
    available for sale (Note 1)                                                                           (2,260,852)    (2,260,852)
------------------------------------------------------------------------------------------------------------------------------------
        Total Comprehensive Income (Loss)          -          -             -           21,173,523        (2,260,852)    18,912,671

Redemption of preferred stock (Note 11)        (200,000)                                                                   (200,000)
Dividends declared-
      Preferred ($2.60 per share)                                                           (5,200)                          (5,200)
      Common ($.37 per share)                                                           (7,400,000)                      (7,400,000)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE
DECEMBER 31, 2000                             $    -       $  -       $  62,500,000  $  92,084,279   $   (3,629,316) $  150,954,963

ADD (DEDUCT)
Comprehensive Income (Note 1)
  Net income for the year                                                               21,924,200                       21,924,200
  Net unrealized gains on securities
    available for sale (Note 1)                                                                           2,314,790       2,314,790
------------------------------------------------------------------------------------------------------------------------------------
        Total Comprehensive Income                -           -            -            21,924,200        2,314,790      24,238,990

Repurchase of 247,458 shares of
    common stock (Note 11)                                               (3,511,274)                                     (3,511,274)
Dividends declared-
    Common ($.50 per share)                                                             (9,952,535)                      (9,952,535)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE
DECEMBER 31, 2001                             $   -        $  -       $  58,988,726  $  104,055,944  $   (1,314,526) $  161,730,144

ADD (DEDUCT)
Comprehensive Income (Note 1)
  Net income for the year                                                                21,803,645                      21,803,645
  Net unrealized gains on securities
    available for sale (Note 1)                                                                           1,838,649       1,838,649
------------------------------------------------------------------------------------------------------------------------------------
        Total Comprehensive Income                -           -            -             21,803,645       1,838,649      23,642,294

Repurchase of 592,101 shares of
    common stock (Note 11)                                               (7,908,387)                                     (7,908,387)
Dividends declared-
    Common ($.54 per share)                                                             (10,464,408)                    (10,464,408)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE
DECEMBER 31, 2002                             $   -        $  -       $  51,080,339  $  115,395,181  $   524,123     $  166,999,643
------------------------------------------------------------------------------------------------------------------------------------




The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                YEARS ENDED DECEMBER 31,
                                                                      2002                2001             2000
------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
Interest and fees received                                         $  83,249,922    $ 105,681,439    $  99,953,089
Other income received                                                 11,465,911       10,234,139        8,690,464
Interest paid                                                        (34,690,235)     (50,590,873)     (49,222,123)
Cash paid to employees and others                                    (25,294,668)     (20,971,749)     (37,880,137)
Income taxes paid                                                     (8,869,859)      (9,870,000)      (6,738,000)
------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                  $  25,861,071    $  34,482,956    $  14,803,293
------------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED FOR)
INVESTING ACTIVITIES:
Proceeds from maturities of investment
   securities held to maturity                                     $  59,979,550    $ 682,740,824    $ 113,817,025
Proceeds from maturities of investment
   securities available for sale                                     479,090,000      291,958,080       15,498,313
Proceeds from sales of investment
   securities available for sale                                      52,620,752       66,599,091       22,698,308
Net (increase) decrease in loans                                      (5,572,182)      16,139,350     (116,259,518)
Proceeds from sales of other real estate owned                         1,719,908        1,503,501        1,341,237
Proceeds from sales of other assets                                      112,826           87,475           11,000
Purchase of investment securities held to maturity                   (10,959,000)    (468,825,048)    (135,994,735)
Purchase of investment securities available for sale                (616,156,466)    (616,471,490)     (22,586,160)
Purchase of bank premises and equipment                               (3,038,423)      (2,806,962)      (3,733,419)
------------------------------------------------------------------------------------------------------------------
        Net cash used for investing activities                    $   (42,203,035)  $ (29,075,179)   $(125,207,949)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED FOR)
FINANCING ACTIVITIES:
Net increase in demand, interest bearing
   demand, and savings deposits                                    $  33,359,709    $ 103,716,436    $  12,458,519
Net increase (decrease) in other time deposits                       (21,279,387)     (99,433,104)      38,061,711
Net increase in Federal Home Loan Bank advances                              -                -        100,000,000
Redemption of preferred stock                                                -                -           (200,000)
Repurchase of common stock                                            (7,908,387)      (3,511,274)             -
Dividends paid                                                       (10,349,347)      (9,582,754)      (8,205,200)
------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used for) financing activities       $  (6,177,412)   $  (8,810,696)   $ 142,115,030
------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                               $ (22,519,376)   $  (3,402,919)   $  31,710,374

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR (Note 1)                                         66,137,120       69,540,039       37,829,665
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR (Note 1)                  $  43,617,744    $  66,137,120    $  69,540,039
------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

-------------------------------------------------------------------------------

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                   2002             2001               2000
---------------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net income                                                                       $ 21,803,645     $ 21,924,200     $ 21,173,523
Adjustments to reconcile net income to
   net cash provided by operating activities:
        Depreciation                                                                2,102,331        1,995,498        1,805,138
        Provision for loan losses                                                   6,101,316        7,399,901        6,298,461
        Increase in cash surrender value of banked owned life insurance               797,437          765,515          199,014
        Deferred Federal income taxes                                               1,607,000       (1,508,000)        (301,000)
        Amortization of investment premium and discount                            (2,657,213)       2,880,510          280,986
        Net increase (decrease) in interest payable and other liabilities          (1,823,127)        (276,939)       1,081,894
        Net (increase) decrease in interest receivable and other assets               421,162        2,174,614      (16,924,629)
        Net increase (decrease) in deferred loan fees                                 (45,687)        (205,576)         358,300
        Other                                                                      (2,445,793)        (666,767)         831,606
--------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                              $ 25,861,071     $ 34,482,956     $ 14,803,293
--------------------------------------------------------------------------------------------------------------------------------




SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING ACTIVITIES:

Transfer of loans to other real estate owned                                         $ 12,932,423     $  3,216,263     $  1,500,370
------------------------------------------------------------------------------------------------------------------------------------
Transfer of loans to other assets                                                    $      4,000     $    147,826     $     61,475
------------------------------------------------------------------------------------------------------------------------------------




The accompanying notes are an integral part of these statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The consolidated financial statements include the accounts of MBT Financial Corp. (the "Corporation") and its wholly owned subsidiary, Monroe Bank & Trust (the "Bank"). The Bank includes the accounts of its wholly owned subsidiaries, MBT Credit Company, Inc. and MB&T Financial Services, Inc. The Bank operates twenty-one offices in Monroe County, Michigan and one office in Wayne County, Michigan. MBT Credit Company, Inc. operates a mortgage loan office in Monroe County and a loan and trust office in Wayne County. The Bank's primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Corporation's sole business segment is community banking.

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

     The reorganization resulted in an exchange of the Monroe Bank & Trust common stock for MBT Financial Corp. common stock. The exchange rate was two shares of MBT Financial Corp. for each share of Monroe Bank & Trust. Monroe Bank & Trust previously had 10,000,000 common shares authorized and outstanding, with a par value of $3.125 per share. MBT Financial Corp. has 30,000,000 shares authorized, of which 19,160,441 are outstanding at December 31, 2002. The MBT Financial Corp. common stock has no par value. Monroe Bank & Trust is now a wholly owned subsidiary of MBT Financial Corp., a registered bank holding company.

     The accounting and reporting policies of the Bank conform to practice within the banking industry and are in accordance with accounting principles generally accepted in the United States. Preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term are the determination of the allowance for loan losses and the valuation of other real estate owned.

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

     LOANS
     The Bank grants mortgage, commercial, and consumer loans to customers. Loans are reported at their outstanding unpaid principal balances, adjusted for charge offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are decreased and recognized as an adjustment of the related loan yield using the interest method.

     The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if principal or interest is considered doubtful.

     All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

     LOANS HELD FOR SALE
     Loans held for sale consist of fixed rate residential mortgage loans with maturities of 15 to 30 years. Such loans are recorded at the lower of aggregate cost or estimated fair value.

     IMPAIRED LOANS
     A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by Management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     FORECLOSED ASSETS (INCLUDES OTHER REAL ESTATE OWNED)
     Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by Management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

     BANK PREMISES AND EQUIPMENT
     Bank premises and equipment are stated at cost, less accumulated depreciation of $20,453,911 in 2002 and $18,505,966 in 2001. The Bank uses the straight-line method to provide for depreciation, which is charged to operations over the estimated useful lives of the assets. Depreciation expense amounted to $2,102,331 in 2002, $1,995,498 in 2001, and $1,805,138
     in 2000.

     The cost of assets retired and the related accumulated depreciation are eliminated from the accounts and the resulting gains or losses are reflected in operations in the year the assets are retired.

     COMPREHENSIVE INCOME
     Accounting principles generally require that revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

     The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

                                                                            2002               2001                2000
     ----------------------------------------------------------------------------------------------------------------------
     Unrealized gains (losses) on securities available for sale         $  806,343       $  (2,022,347)      $  (5,583,563)
     Tax effect                                                           (282,220)            707,821           1,954,247
     ----------------------------------------------------------------------------------------------------------------------
     Accumulated other comprehensive income (loss)                      $  524,123       $  (1,314,526)      $  (3,629,316)
     ----------------------------------------------------------------------------------------------------------------------

     CASH AND CASH EQUIVALENTS
     Cash and Cash Equivalents include cash and due from banks and Federal funds sold. Generally, cash equivalents have daily maturities.

     STOCK-BASED COMPENSATION
     The Corporation applies the intrinsic value method of APB Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock plans as allowed under SFAS 123, "Accounting for Stock-Based Compensation."

     CREDIT RELATED FINANCIAL INSTRUMENTS
     In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under credit card agreements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

     ACCOUNTING PRONOUNCEMENTS
     Effective April 1, 1999, the Bank adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138. The impact of SFAS 133 was not material to the Bank's financial statements.

(2)  CASH AND DUE FROM BANKS
     The Bank is required by regulatory agencies to maintain legal reserve requirements based on the level of balances in deposit categories. Cash balances restricted from usage due to these requirements were $1,937,000 and $13,808,000 at December 31, 2002 and 2001, respectively. Cash and due from banks includes deposits held at correspondent banks in excess of FDIC insurance limits.

(3)  INVESTMENT SECURITIES
     The following is a summary of the Bank's investment securities portfolio as of December 31, 2002 and 2001 (000's omitted):

                                                                        HELD TO MATURITY
                                                                        DECEMBER 31, 2002
                                                                    GROSS                 GROSS             ESTIMATED
                                             AMORTIZED            UNREALIZED            UNREALIZED            MARKET
                                               COST                 GAINS                 LOSSES              VALUE
-----------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government
    Agencies                              $       588          $       61            $     -               $        649
Obligations of States and Political
    Subdivisions                              113,255               4,793                 (81)                  117,967
Other Securities                                2,976                   1                  (2)                    2,975
-----------------------------------------------------------------------------------------------------------------------
                                          $   116,819          $    4,855            $    (83)             $    121,591
-----------------------------------------------------------------------------------------------------------------------

                                                                        AVAILABLE FOR SALE
                                                                        DECEMBER 31, 2002
                                                                    GROSS                 GROSS              ESTIMATED
                                               AMORTIZED          UNREALIZED            UNREALIZED            MARKET
                                               COST                 GAINS                 LOSSES               VALUE
-----------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government
    Agencies                              $    322,878         $    2,270            $       (17)          $    325,131
Obligations of States and Political
    Subdivisions                                14,680                505                   (462)                14,723
Other Securities                                84,554                337                 (1,827)                83,064
------------------------------------------------------------------------------------------------ ----------------------
                                          $    422,112         $    3,112            $    (2,306)          $    422,918
-----------------------------------------------------------------------------------------------------------------------

                                                                        HELD TO MATURITY
                                                                         DECEMBER 31, 2001
                                                                    GROSS                 GROSS              ESTIMATED
                                               AMORTIZED          UNREALIZED            UNREALIZED             MARKET
                                               COST                 GAINS                 LOSSES               VALUE
-----------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government
    Agencies                                  $    30,044         $      211             $    (58)          $    30,197
Obligations of States and Political
    Subdivisions                                  129,075              3,245                 (399)              131,921
Other Securities                                    2,968                  -                   (7)                2,961
-----------------------------------------------------------------------------------------------------------------------
                                              $   162,087         $    3,456             $   (464)          $   165,079
-----------------------------------------------------------------------------------------------------------------------

                                                                       AVAILABLE FOR SALE
                                                                        DECEMBER 31, 2001
                                                                    GROSS                 GROSS              ESTIMATED
                                               AMORTIZED          UNREALIZED            UNREALIZED            MARKET
                                               COST                 GAINS                 LOSSES              VALUE
-----------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government
    Agencies                              $    226,027         $      682            $    (1,003)          $    225,706
Obligations of States and Political
    Subdivisions                                 8,646                -                     (504)                 8,142
Other Securities                               102,763              1,075                 (2,272)               101,566
-----------------------------------------------------------------------------------------------------------------------
                                          $    337,436         $    1,757            $    (3,779)          $    335,414
-----------------------------------------------------------------------------------------------------------------------


     The amortized cost and estimated market value of securities at December 31, 2002 and 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000's omitted).


                                                                        HELD TO MATURITY
                                                 DECEMBER 31, 2002                        DECEMBER 31, 2001
                                                                  ESTIMATED                             ESTIMATED
                                              AMORTIZED            MARKET                AMORTIZED       MARKET
                                                 COST               VALUE                  COST           VALUE
------------------------------------------------------------------------------------------------------------------
Maturing within
    1 year                               $       11,813        $    11,905          $     15,812     $    15,866
    1 to 5 years                                 39,794             41,626                46,617          48,011
    5 to 10 years                                49,870             52,392                53,773          55,453
    Over 10 years                                15,342             15,668                45,885          45,749
------------------------------------------------------------------------------------------------------------------
                                         $      116,819        $   121,591          $    162,087     $   165,079
------------------------------------------------------------------------------------------------------------------


                                                                       AVAILABLE FOR SALE
                                                   DECEMBER 31, 2002                      DECEMBER 31, 2001
                                                                  ESTIMATED                             ESTIMATED
                                              AMORTIZED             MARKET              AMORTIZED        MARKET
                                                 COST               VALUE                  COST           VALUE
------------------------------------------------------------------------------------------------------------------
Maturing within
    1 year                               $       25,175        $    25,240          $     5,206      $    5,239
    1 to 5 years                                130,600            131,113              126,968         127,212
    5 to 10 years                                57,563             57,875              109,621         109,569
    Over 10 years                               196,520            196,356               83,391          81,118
Securities with no stated maturity               12,254             12,334               12,250          12,276
------------------------------------------------------------------------------------------------------------------
                                         $      422,112        $   422,918          $   337,436      $  335,414
------------------------------------------------------------------------------------------------------------------


     Investment securities carried at $283,965,618 and $176,302,554 were pledged or set aside to secure borrowings, public and trust deposits, and for other purposes required by law at December 31, 2002 and December 31, 2001, respectively.

     At December 31, 2002, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Bank with an estimated market value of $181,865,055. At December 31, 2001, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Bank with an estimated market value of $239,625,466.

     Obligations of States and Political Subdivisions included securities carried at $87,550 and $231,750 as of December 31, 2002 and December 31, 2001, respectively, that were more than ninety days past due on their interest payments. These securities are in nonaccrual status. Due to the decline in creditworthiness of the issuer, the securities were reclassified from Held to Maturity to Available for Sale in 2001.

     At December 31, 2002 and December 31, 2001, Other Securities Available for Sale included Federal Home Loan Bank of Indianapolis common stock valued at $11,250,000. This stock is recorded at cost and is restricted from sale.

(4)  LOANS
     Loans balances outstanding as of December 31 consist of the following:


                                                              2002                      2001
--------------------------------------------------------------------------------------------------
Real estate loans                                       $  610,530,112             $  595,255,497
Loans to finance agricultural production and
    other loans to farmers                                   2,181,725                  2,855,577
Commercial and industrial loans                             91,717,199                 99,978,957
Loans to individuals for household, family,
    and other personal expenditures                         70,403,528                 90,675,451
All other loans (including overdrafts)                         563,349                    695,988
--------------------------------------------------------------------------------------------------
        Total loans, gross                              $  775,395,913             $  789,461,470
        Less: Deferred loan fees                             1,590,732                  1,636,418
--------------------------------------------------------------------------------------------------
        Total loans, net of deferred loan fees          $  773,805,181             $  787,825,052
        Less: Allowance for loan losses                     12,400,000                 13,000,000
--------------------------------------------------------------------------------------------------
                                                        $  761,405,181             $  774,825,052
--------------------------------------------------------------------------------------------------





     The following is a summary of impaired loans:


Amounts in thousands                                                   2002              2001              2000
------------------------------------------------------------------------------------------------------------------
Year-end impaired loans with no allowance for loan losses
  allocated                                                       $    37,201       $    28,325       $    11,647
Year-end impaired loans with allowance for loan losses allocated       60,898            56,107            25,919
Year-end allowance for loan losses allocated to impaired loans          7,291             8,012             5,458
Average investment in impaired loans                                   57,738            44,769            33,885
Interest income recognized on impaired loans                            3,486             2,332             2,118
Cash basis interest income recognized on impaired loans during
  the year                                                              3,486             2,332             2,118
------------------------------------------------------------------------------------------------------------------

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

     Included in Loans are loans to certain officers, directors, and companies in which such officers and directors have 10 percent or more beneficial ownership in the aggregate amount of $11,551,831 and $19,491,938 at December 31, 2002 and 2001, respectively. In 2002, new loans and other additions amounted to $1,888,526, and repayments and other reductions amounted to $9,828,633. In Management's judgment, these loans were made on substantially the same terms and conditions as those made to other borrowers, and do not represent more than the normal risk of collectibility or present other unfavorable features.

     Loans carried at $167,635,947 and $167,166,112 at December 31, 2002 and
     2001, respectively, were pledged to secure Federal Home Loan Bank advances.

(5) ALLOWANCE FOR LOAN LOSSES
    Activity in the allowance for loan losses was as follows:


                                                 2002                   2001                    2000
-----------------------------------------------------------------------------------------------------------
Balance beginning of year                  $    13,000,000       $     10,600,000        $      9,900,000
Provision for loan losses                        6,101,316              7,399,901               6,298,461
Loans charged off                               (8,696,987)            (6,163,810)             (8,126,386)
Recoveries                                       1,995,671              1,163,909               2,527,925
-----------------------------------------------------------------------------------------------------------
Balance end of year                        $    12,400,000       $     13,000,000        $     10,600,000
-----------------------------------------------------------------------------------------------------------


     Each period the provision for loan losses in the income statement results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses occurring in prior periods.

     To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank's customers, the payment performance of individual loans and pools of homogeneous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank's recorded investment in the loan to the present value of expected cash flows discounted at the loan's effective interest rate, the fair value of the collateral, or the loan's observable market price.

     The provision for loan losses increases the allowance for loan losses, a valuation account which appears on the consolidated statements of condition. As the specific customer and amount of a loan loss is confirmed by gathering additional information, taking collateral in full or partial settlement of the loan, bankruptcy of the borrower, etc., the loan is charged off, reducing the allowance for loan losses. If, subsequent to a charge off, the Bank is able to collect additional amounts from the customer or sell collateral worth more than earlier estimated, a recovery is recorded.

(6)  BANK PREMISES AND EQUIPMENT
     Bank premises and equipment as of year end are as follows:

                                                               2002                 2001
---------------------------------------------------------------------------------------------
Land, buildings and improvements                        $     19,539,400        $  18,114,758
Equipment, furniture and fixtures                             16,351,627           14,892,229
----------------------------------------------------------------------------------------------
Total Bank premises and equipment                       $     35,891,027        $  33,006,987
Less accumulated depreciation                                 20,453,911           18,505,966
----------------------------------------------------------------------------------------------
Bank premises and equipment, net                        $     15,437,116        $  14,501,021
----------------------------------------------------------------------------------------------


(7)  INTEREST RECEIVABLE AND OTHER ASSETS
     The Bank includes the cash surrender value of Bank Owned Life Insurance
     (BOLI) in Interest Receivable and Other Assets on the accompanying consolidated statements of condition. The cash surrender value of the BOLI was $16,985,298 at December 31, 2002 and $15,458,861 at December 31, 2001.
     The following is a description of the components of the BOLI:

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

     The increase in cash surrender value is recorded as other non-interest income. As of December 31, 2002, the Bank would not recover in full the cash value from the Bank's portion of the policies' death benefits. During 2003, the Bank will adjust the policies to cover the cash surrender value. The directors' death benefits are $500,000 for director service of less than 3 years, $600,000 for service up to 5 years, $750,000 for service up to 10 years, and $1,000,000 for director service of 10 years or more.

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

     EXECUTIVE GROUP TERM CARVE OUT SPLIT-DOLLAR LIFE INSURANCE AGREEMENTS
     In addition to insurance policies on the lives of the directors and the President and Chief Executive Officer of the Bank, the Bank owns life insurance on the lives of several executives, for which the Bank made premium payments of $4,413,421 in the aggregate. The Bank and the executives share rights to death benefits payable under the policies. An executive's beneficiaries are entitled to an amount equal to two times the executive's current annual salary, less $50,000 if he or she dies before retirement, or equal to his or her annual salary at the time of termination of employment if he or she dies after retirement. The Bank will receive the remainder of the death benefits. The Bank expects to recover in full the premium paid by it from the Bank's portion of the policy's death benefits or upon the cancellation or purchase of the policies by the executives. The executives also have life insurance under the Bank's group term life insurance program for all employees, which pays benefits up to $50,000 to the executive's beneficiaries if he or she dies while employed by the Bank.

(8)  DEPOSITS
     Interest expense on time certificates of deposit of $100,000 or more in the year 2002 amounted to $3,997,632, as compared with $10,749,159 in 2001 and $14,421,190 in 2000. At December 31, 2002, the balance of time certificates of deposit of $100,000 or more was $119,368,515, as compared with $137,166,164 at December 31, 2001. The amount of time deposits with a remaining term of more than 1 year was $180,030,000 at December 31, 2002 and $131,645,000 at December 31, 2001. All time deposits have a remaining term of less than 5 years. The following table shows the scheduled maturities for Certificates of Deposit as of December 31, 2002:

                                                    $100,000 and
                                Under $100,000         over
     ------------------------------------------------------------
     2003                     $     90,264,009     $  77,262,716
     2004                           43,251,696        11,127,061
     2005                           44,912,395        14,746,562
     2006                            7,646,443         1,714,467
     2007                           41,972,846        14,517,709
     Thereafter                              0                 0
     ------------------------------------------------------------
     Total                    $    228,047,389     $ 119,368,515
     ------------------------------------------------------------


(9)  FEDERAL HOME LOAN BANK ADVANCES
     As of December 31, 2002 and December 31, 2001, the Bank had ten loans from the Federal Home Loan Bank of Indianapolis totaling $225,000,000. All of these advances carry fixed rates of interest and contain a put option that allows the FHLB to require repayment or conversion to a variable rate advance each quarter. The average rate on the advances is 5.65%, and no principal payments are required until the final maturities in 2009 and 2010. If converted by the FHLB, the interest rates would float quarterly at rates ranging from 3 month LIBOR to 3 month LIBOR plus .02%

(10) RETIREMENT PLANS
     In 2000, the Bank implemented a retirement plan that included both a money purchase pension plan, as well as a voluntary profit sharing 401(k) plan for all employees who meet certain age and length of service eligibility requirements. In 2002, the Bank amended its retirement plan to freeze the money purchase plan and retain the 401(k) plan. To ensure that the plan meets the Safe Harbor provisions of the applicable sections of the Internal Revenue Code, the Bank contributes an amount equal to four percent of the employee's base salary to the 401(k) plan for all eligible employees. In addition, an employee may contribute from 1 to 75 percent of his or her base salary, up to a maximum of $11,000 in 2002. This annual contribution limit increases by $1,000 each year until it reaches $15,000 in 2006. The Bank matches the employee's elective contribution up to the first six percent of the employee's annual base salary. Depending on the Bank's profitability, an additional profit sharing contribution may be made by the Bank to the 401(k) plan. The total retirement plan expense was $914,776 for the year ended December 31, 2002, $800,549 for the year ended December 31, 2001, and $799,870 for the year ended December 31, 2000. This included a three percent profit sharing contribution for each year.

     The Bank has a postretirement benefit plan that generally provides for the continuation of medical benefits for all employees who retire from the Bank at age 55 or older, upon meeting certain length of service eligibility requirements. The Bank does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. The amount of benefits paid under the postretirement benefit plan was $83,774 in 2002, $71,249 in 2001, and $64,417 in 2000. The amount of insurance premium paid by the Bank for retirees is capped at 200% of the cost of the premium as of December 31, 1992.

     A reconciliation of the accumulated postretirement benefit obligation ("APBO") to the amounts recorded in the consolidated statements of condition in Interest Payable and Other Liabilities at December 31 is as follows:

                                                                                                  2002                 2001
     -------------------------------------------------------------------------------------------------------------------------
     APBO                                                                                     $ 1,757,054          $ 1,513,401
     Unrecognized net transition obligation                                                      (535,905)            (589,495)
     Unrecognized prior service costs                                                             (43,906)             (47,740)
     Unrecognized net gain                                                                         23,787              196,776
     -------------------------------------------------------------------------------------------------------------------------
     Liability recorded in the consolidated statements of condition                           $ 1,201,030          $ 1,072,942
     -------------------------------------------------------------------------------------------------------------------------


     The changes recorded in the accumulated postretirement benefit obligation were as follows:


                                                                                          2002                          2001
     -------------------------------------------------------------------------------------------------------------------------
     APBO at beginning of year                                                        $ 1,513,401                  $ 1,426,448
     Service cost                                                                          49,438                       41,707
     Interest cost                                                                        109,608                      106,488
     Actuarial loss                                                                       168,381                       10,007
     Benefits paid during year                                                            (83,774)                     (71,249)
     -------------------------------------------------------------------------------------------------------------------------
     APBO at end of year                                                              $ 1,757,054                  $ 1,513,401
     -------------------------------------------------------------------------------------------------------------------------


     Components of the Bank's postretirement benefit expense were as follows:

                                                                              2002                  2001                 2000
     -------------------------------------------------------------------------------------------------------------------------
     Service cost                                                          $  49,438            $  41,707            $  38,952
     Interest cost                                                           109,608              106,488               99,307
     Amortization of transition obligation                                    53,590               53,590               53,590
     Prior service costs                                                       3,834                3,834                3,834
     Amortization of gains                                                    (4,608)              (7,590)             (17,994)
     -------------------------------------------------------------------------------------------------------------------------
     Net postretirement benefit expense                                    $ 211,862            $ 198,029            $ 177,689
     -------------------------------------------------------------------------------------------------------------------------

     The APBO as of December 31, 2002 and 2001 was calculated using assumed discount rates of 6.75% and 7.25%, respectively. Health care costs were assumed to rise 6.10% in 2003, with the assumed rate of increase decreasing uniformly each year thereafter to a minimum of 5.50% in 2005 and thereafter. To illustrate the significance of these assumptions, a rise in the assumed rate of health care cost increases of 1.00% each year would change the APBO as of December 31, 2002 by 0.88%, or $15,383.

(11) STOCKHOLDERS' EQUITY
     On December 21, 2000, the Corporation's Board of Directors authorized the repurchase of up to 2 million shares of MBT Financial Corp. common stock during the two-year period beginning January 2, 2001. As of December 31, 2002, 839,559 shares had been repurchased at a total cost of $11,419,661. On December 19, 2002, the Board of Directors extended the repurchase program until December 31, 2004.

     On July 1, 2000, the Bank merged with Monroe Interim Bank, becoming a wholly owned subsidiary of the Corporation. The Corporation has 30,000,000 common shares authorized, with no par value. Shares issued and outstanding were 19,160,441 as of December 31, 2002 and 19,752,542 as of December 31, 2001.

     On February 29, 2000, the Bank redeemed its preferred stock. Preferred stock consisted of 2,000 shares of $100 par value, non-voting, cumulative preferred stock. The preferred stock was redeemed at its par value, plus accrued dividends.

(12) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
     Certain of the Bank's assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated statements of condition. These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below. The fair values of all financial instruments not discussed below are estimated to be equal to their carrying values as of December 31, 2002 and 2001.

     INVESTMENT SECURITIES
     Fair value for the Bank's investment securities was determined using the market value at December 31, 2002 and 2001. These Estimated Market Values are disclosed in Note 3.

     LOANS, NET
     The fair value of all loans is estimated by discounting the future cash flows associated with the loans, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair value of loans at December 31, 2002, net of the allowance for loan losses, is $788,730,860, compared to the carrying value of $761,405,181. The estimated fair value of loans at December 31, 2001, net of the allowance for loan losses, was $776,550,136, compared to the carrying value of $774,825,052.

     OTHER TIME DEPOSITS
     The fair value of other time deposits, consisting of fixed maturity certificates of deposit, is estimated by discounting the related cash flows using the rates currently offered for deposits of similar remaining maturities. The estimated fair value of other time deposits at December 31, 2002 is $358,887,142, compared to the carrying value of $347,415,904. The estimated fair value of other time deposits at December 31, 2001 was $374,463,850, compared to the carrying value of $368,695,291.

     FEDERAL HOME LOAN BANK ADVANCES
     The Federal Home Loan Bank advances in the accompanying consolidated statements of condition were all written with a put option that allows the Federal Home Loan Bank to require repayment or conversion to a variable rate advance. The fair value of these putable Federal Home Loan Bank advances is estimated using the binomial lattice option pricing method. The estimated fair value of Federal Home Loan Bank advances at December 31, 2002 is $260,257,000, compared to the carrying value of $225,000,000. The estimated fair value of Federal Home Loan Bank advances at December 31, 2001 was $243,334,500, compared to the carrying value of $225,000,000.

     OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
     The fair values of commitments to extend credit and standby letters of credit and financial guarantees written are estimated using the fees currently charged to engage into similar agreements. The fair values of these instruments are not significant.

(13) FEDERAL INCOME TAXES
     Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The Corporation and the Bank file a consolidated Federal income tax return.

     The provision for Federal income taxes consists of the following:

                                                                               2002               2001               2000
     --------------------------------------------------------------------------------------------------------------------------
     Federal income taxes currently payable (refundable)                     $ 6,506,585        $ 9,814,553        $ 8,332,184
     Provision (credit) for deferred taxes on:
        Book (over) under tax loan loss provision                                210,000           (840,000)          (245,000)
        Accretion of bond discount                                               103,000            111,000            164,000
        Net deferred loan origination fees                                        46,000             40,000           (125,000)
        Nonaccrual loan interest income                                          990,000           (575,000)          (387,000)
        Accrued postretirement benefits                                          (58,000)           (84,000)           (42,000)
        Tax over (under) book depreciation                                        70,000             70,000           (305,000)
        Alternative minimum tax                                                     -                  -               665,000
        Other, net                                                               246,000           (230,000)           (26,000)
     --------------------------------------------------------------------------------------------------------------------------
                                                                             $ 8,113,585        $ 8,306,553        $ 8,031,184
     --------------------------------------------------------------------------------------------------------------------------

     The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as follows:

                                                  2002                2001                 2000
     ---------------------------------------------------------------------------------------------
     Statutory rate                               35.0 %               35.0 %               35.0 %
     Municipal interest income                    (7.1)                (7.0)                (7.3)
     Other, net                                   (0.8)                (0.5)                (0.2)
     ---------------------------------------------------------------------------------------------
     Effective tax rate                           27.1 %               27.5 %               27.5 %
     ---------------------------------------------------------------------------------------------



     The components of the net deferred Federal income tax asset (included in Interest Receivable and Other Assets on the accompanying consolidated statements of condition) at December 31 are as follows:

                                                                                     2002                 2001
     ---------------------------------------------------------------------------------------------------------------
     Deferred Federal income tax assets:
        Allowance for loan losses                                                 $ 4,340,000            $ 4,550,000
        Net deferred loan origination fees                                            558,000                604,000
        Tax versus book depreciation differences                                      657,000                727,000
        Nonaccrual loan interest income                                               168,000              1,158,000
        Net unrealized losses on securities available for sale                           -                   708,000
        Accrued postretirement benefits                                               476,000                418,000
        Other, net                                                                     43,000                289,000
     ---------------------------------------------------------------------------------------------------------------
                                                                                  $ 6,242,000            $ 8,454,000
     Deferred Federal income tax liabilities:
        Net unrealized gains on securities available for sale                     $  (282,000)           $      -
        Accretion of bond discount                                                   (587,000)              (484,000)
     ---------------------------------------------------------------------------------------------------------------
                                                                                  $  (869,000)           $  (484,000)
     ---------------------------------------------------------------------------------------------------------------
     Net deferred Federal income tax asset                                        $ 5,373,000            $ 7,970,000
     ---------------------------------------------------------------------------------------------------------------


(14) REGULATORY CAPITAL REQUIREMENTS
     The Corporation and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the accompanying tables) of Total and Tier I capital to risk weighted assets, and of Tier I capital to average assets.

As of December 31, 2002, the Corporation's capital ratios exceeded the required minimums to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation must maintain minimum Total risk based, Tier I risk based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since December 31, 2002 that Management believes have changed the Corporation's category. Management believes, as of December 31, 2002, that the Corporation meets all capital adequacy requirements to which it is subject.

The Corporation's and Bank's actual capital amounts and ratios are also presented in the table (000's omitted in dollar amounts).

                                                                                       Minimum to Qualify as
                                                               Actual                     Well Capitalized
                                                      ------------------------       --------------------------
                                                       Amount           Ratio           Amount        Ratio
     ----------------------------------------------------------------------------------------------------------
     AS OF DECEMBER 31, 2002:
        Total Capital to Risk-Weighted Assets
           Consolidated                               $177,856            19.0%        $ 93,525         10.0%
           Monroe Bank & Trust                         177,675            19.0%          93,525         10.0%
        Tier 1 Capital to Risk-Weighted Assets
           Consolidated                                166,121            17.8%          56,115          6.0%
           Monroe Bank & Trust                         165,940            17.7%          56,115          6.0%
        Tier 1 Capital to Average Assets
           Consolidated                                166,121            11.8%          70,610          5.0%
           Monroe Bank & Trust                         165,940            11.8%          70,610          5.0%

     AS OF DECEMBER 31, 2001:
        Total Capital to Risk-Weighted Assets
           Consolidated                               $174,472            18.5%        $ 94,492         10.0%
           Monroe Bank & Trust                         174,327            18.4%          94,492         10.0%
        Tier 1 Capital to Risk-Weighted Assets
           Consolidated                                162,634            17.2%          56,695          6.0%
           Monroe Bank & Trust                         162,489            17.2%          56,695          6.0%
        Tier 1 Capital to Average Assets
           Consolidated                                162,634            11.6%          70,250          5.0%
           Monroe Bank & Trust                         162,489            11.6%          70,250          5.0%

(15) EARNINGS PER SHARE
     The calculation of earnings per common share for the years ended December 31 is as follows:


                                                                 2002              2001              2000
--------------------------------------------------------------------------------------------------------------
BASIC
    Net income                                              $   21,803,645     $  21,924,200     $  21,173,523
    Less preferred dividends                                           -                 -               5,200
--------------------------------------------------------------------------------------------------------------
    Net income applicable to common stock                   $   21,803,645     $  21,924,200     $  21,168,323
--------------------------------------------------------------------------------------------------------------
    Average common shares outstanding                           19,458,737        19,933,580        20,000,000
--------------------------------------------------------------------------------------------------------------
    Earnings per common share - basic                       $         1.12     $        1.10     $        1.06
--------------------------------------------------------------------------------------------------------------


                                                                 2002              2001              2000
--------------------------------------------------------------------------------------------------------------
DILUTED
    Net income                                              $   21,803,645     $  21,924,200     $  21,173,523
    Less preferred dividends                                           -                 -               5,200
--------------------------------------------------------------------------------------------------------------
    Net income applicable to common stock                   $   21,803,645     $  21,924,200     $  21,168,323
--------------------------------------------------------------------------------------------------------------
    Average common shares outstanding                           19,458,737        19,933,580        20,000,000
    Stock option adjustment                                            933               180               -
--------------------------------------------------------------------------------------------------------------
    Average common shares outstanding - diluted                 19,459,670        19,933,760        20,000,000
--------------------------------------------------------------------------------------------------------------
    Earnings per common share - diluted                     $         1.12     $        1.10     $        1.06
--------------------------------------------------------------------------------------------------------------



(16) STOCK-BASED COMPENSATION PLAN
     The Long-Term Incentive Compensation Plan approved by shareholders at the April 6, 2000 Annual Meeting of Shareholders of Monroe Bank & Trust authorized the Board of Directors to grant nonqualified stock options to key employees and non-employee directors. Such grants may be made until January 2, 2010 for up to 1,000,000 shares of the Corporation's common stock. The amount that may be awarded to any one individual is limited to 100,000 shares in any one calendar year.

     Stock options granted under the plan have exercise prices equal to the fair market value at the date of grant. Options granted under the plan may be exercised for a period of no more than ten years from the date of grant. One-third of the options granted to key employees in 2002 vest annually, beginning December 31, 2002. The options granted to key employees in 2000 are vested as of December 31, 2002. The options granted to non-employee directors in 2002 and 2001 vested on December 31, 2002 and December 31, 2001, respectively.

     The Corporation applies the intrinsic value method of APB Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock plans as allowed under SFAS 123, "Accounting for Stock-Based Compensation." Had compensation cost for the stock options granted in 2002 and 2000 been determined consistent with the fair value method of SFAS 123, pro forma net income for the years ended December 31 are shown in the table below.

                                                  2002              2001               2000
     --------------------------------------------------------------------------------------------
     Net Income as Reported                  $    21,803,645     $  21,924,200     $   21,173,523
     Pro Forma Adjustment
     Due to Stock Options                           (350,328)         (220,782)          (91,360)
     --------------------------------------------------------------------------------------------
     Pro Forma Net Income                    $    21,453,317     $  21,703,418     $   21,082,163
     --------------------------------------------------------------------------------------------

     Earning per Share as Reported
         Basic                                         $1.12             $1.10              $1.06
         Diluted                                       $1.12             $1.10              $1.06
     Pro Forma Earnings per Share
         Basic                                         $1.10             $1.09              $1.05
         Diluted                                       $1.10             $1.09              $1.05

     A summary of the status of stock options under the plan is presented in the table below.

                                                    2002                         2001                      2000
     --------------------------------------------------------------------------------------------------------------------------
                                                      Weighted Average             Weighted Average            Weighted Average
                                            Shares     Exercise Price     Shares    Exercise Price    Shares    Exercise Price
     --------------------------------------------------------------------------------------------------------------------------
     Options Outstanding, January 1          140,434        $17.71       126,600       $18.13           -            $0.00
     Granted                                 183,515         13.85        13,834        13.94        126,600         18.13
     Exercised                                  -              -            -             -             -              -
     Cancelled                                  -              -            -             -             -              -
     ---------------------------------------------------------------------------------------------------------------------
     Options Outstanding, December 31        323,949        $15.52       140,434       $17.71        126,600        $18.13
     ---------------------------------------------------------------------------------------------------------------------
     Options Exercisable, December 31        212,617        $16.40        98,236       $17.54         42,203        $18.13
     ---------------------------------------------------------------------------------------------------------------------

     Weighted Average Fair Value of
     Options Granted During Year                             $3.19                      $3.82                       $4.97

     The option value for the options granted each year was calculated using the Black-Scholes stock option pricing model. In making this calculation, it was assumed for each year that the average exercise period was seven years. For the options granted in 2002, it was assumed the volatility rate was 23.9%, the risk-free rate of return was 4.6%, and the dividend yield was 3.0%. For the options granted in 2001 and 2000, it was assumed the volatility rate was 18.6%, the risk-free rate of return was 6.1% and the dividend yield was 2.0%.

     The options outstanding as of December 31, 2002 are exercisable at prices ranging from $13.85 to $18.125. The options exercisable as of December 31, 2002 are exercisable at prices ranging from $13.85 to $18.125.

(17) PARENT COMPANY
     Condensed parent company financial statements, which include transactions with the subsidiary, are as follows:

     STATEMENTS OF CONDITION

                                                                                DECEMBER 31,
                                                                      2002                       2001
     ----------------------------------------------------------------------------------------------------
     ASSETS
     Cash and due from banks                                        $  2,714,674             $  2,599,005
     Investment in subsidiary bank                                   166,818,510              161,584,219
     ----------------------------------------------------------------------------------------------------
          Total assets                                              $169,533,184             $164,183,224
     ----------------------------------------------------------------------------------------------------

     LIABILITIES
     Dividends payable and other liabilities                        $  2,533,542             $  2,453,080
     ----------------------------------------------------------------------------------------------------
          Total liabilities                                            2,533,542                2,453,080
     ----------------------------------------------------------------------------------------------------

     STOCKHOLDERS' EQUITY
          Total stockholders' equity                                 166,999,642              161,730,144
     ----------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                $169,533,184             $164,183,224
     ----------------------------------------------------------------------------------------------------

     STATEMENTS OF INCOME

                                                                                          YEARS ENDED DECEMBER 31,
                                                                            2002                  2001                 2000
     --------------------------------------------------------------------------------------------------------------------------
     INCOME
     Dividends from subsidiary bank                                     $ 18,356,939         $ 13,194,219         $  8,455,200
     --------------------------------------------------------------------------------------------------------------------------
             Total income                                                 18,356,939           13,194,219            8,455,200
     --------------------------------------------------------------------------------------------------------------------------

     EXPENSE
     Interest on other borrowed funds                                            -                    -                  3,900
     Other expense                                                            98,398              123,074              193,992
     --------------------------------------------------------------------------------------------------------------------------
             Total expense                                                    98,398              123,074              197,892
     --------------------------------------------------------------------------------------------------------------------------

     Income before tax and equity in undistributed
         net income of subsidiary bank                                    18,258,541           13,071,145            8,257,308
     Income tax benefit                                                      (34,400)             (44,700)             (72,000)
     --------------------------------------------------------------------------------------------------------------------------
     Income before equity in undistributed
         net income of subsidiary bank                                    18,292,941           13,115,845            8,329,308
     Equity in undistributed net income
         of subsidiary bank                                                3,510,704            8,808,355           12,844,215
     --------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                         $ 21,803,645         $ 21,924,200         $ 21,173,523
     --------------------------------------------------------------------------------------------------------------------------



     STATEMENTS OF CASH FLOWS

                                                                           YEARS ENDED DECEMBER 31,
                                                                    2002             2001              2000
     ----------------------------------------------------------------------------------------------------------
     CASH FLOWS PROVIDED BY (USED FOR)
     OPERATING ACTIVITIES:
     Net income                                                   $ 21,803,645    $ 21,924,200    $ 21,173,523
     Equity in undistributed net income of subsidiary bank          (3,510,704)     (8,808,355)    (12,844,215)
     Net increase (decrease) in other liabilities                       80,461         325,080        (872,000)
     Net decrease in other assets                                         -               -          3,000,000
     ----------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities            $ 18,373,402    $ 13,440,925    $ 10,457,308
     ----------------------------------------------------------------------------------------------------------

     CASH FLOWS PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES:
     Proceeds from short-term borrowings                          $       -       $       -       $    150,000
     Repayments of short-term borrowings                                  -               -           (150,000)
     Repurchase of common stock                                     (7,908,386)     (3,511,274)           -
     Dividends paid                                                (10,349,347)     (9,582,754)     (8,205,200)
     ----------------------------------------------------------------------------------------------------------
             Net cash used for financing activities               $(18,257,733)   $(13,094,028)   $ (8,205,200)
     ----------------------------------------------------------------------------------------------------------

     NET INCREASE IN CASH
     AND CASH EQUIVALENTS                                         $    115,669    $    346,897    $  2,252,108

     CASH AND CASH EQUIVALENTS
     AT BEGINNING OF YEAR                                            2,599,005       2,252,108            -
     ----------------------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AT END OF YEAR                     $  2,714,674    $  2,599,005    $  2,252,108
     ----------------------------------------------------------------------------------------------------------


     Under current regulations, the Bank is limited in the amount it may loan to the Corporation. Loans to the Corporation may not exceed ten percent of the Bank's capital stock, surplus, and undivided profits plus the allowance for loan losses. Loans from the Bank to the Corporation are required to be collateralized. Accordingly, at December 31, 2002, Bank funds available for loans to the Corporation amounted to $17,869,439. The Bank has not made any loans to the Corporation.

     Federal and state banking laws and regulations place certain restrictions on the amount of dividends a bank may make to its parent company. Michigan law limits the amount of dividends the Bank can pay to the Corporation without regulatory approval to the sum of its current year net income and its undivided profits for the two previous years. Accordingly, the Bank can pay dividends of $11,834,217 in 2003, in addition to its 2003 net income, without regulatory approval.


(18) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of condition.

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

     Financial instruments whose contractual amounts represent off-balance sheet credit risk at December 31 were as follows:

                                                                                CONTRACTUAL
                                                                                  AMOUNT
                                                                              (IN THOUSANDS)
                                                                            2002           2001
     --------------------------------------------------------------------------------------------
     Commitments to extend credit:
         Unused portion of commercial lines of credit                      $97,402        $83,400
         Unused portion of credit card lines of credit                      10,018          9,394
         Unused portion of home equity lines of credit                      16,953         14,967
     Standby letters of credit and financial guarantees written             17,320         17,968


     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Most commercial lines of credit are secured by real estate mortgages or other collateral, generally have fixed expiration dates or other termination clauses, and require payment of a fee. Since the lines of credit may expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. Credit card lines of credit have various established expiration dates, but are fundable on demand. Home equity lines of credit are secured by real estate mortgages, a majority of which have ten year expiration dates, but are fundable on demand. The Bank evaluates each customer's creditworthiness on a case by case basis. The amount of the collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management's credit evaluation of the counter party.

     Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and other business transactions. Approximately $11,004,000 of the letters of credit expires in 2003 and $6,316,000 extends for two to five years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(19) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2002                                                  FIRST            SECOND            THIRD         FOURTH
----------------------------------------------------------------------------------------------------------------
Total Interest Income                           $    21,726       $   21,352       $    21,163       $   20,363
Total Interest Expense                                9,074            8,775             8,567            7,971
----------------------------------------------------------------------------------------------------------------
Net Interest Income                                  12,652           12,577            12,596           12,392
Provision for Loan Losses                             2,750            1,350             1,400              601
Other Income                                          2,776            3,294             3,032            3,689
Other Expenses                                        7,006            6,261             6,415            7,307
----------------------------------------------------------------------------------------------------------------
Income Before Provision For Income Taxes              5,672            8,260             7,813            8,173
Provision For Income Taxes                            1,560            2,244             2,133            2,177
----------------------------------------------------------------------------------------------------------------
Net Income                                      $     4,112        $   6,016        $    5,680        $   5,996
----------------------------------------------------------------------------------------------------------------

Basic Earnings Per Common Share                 $      0.21        $    0.31        $     0.29        $    0.31
Diluted Earnings Per Common Share               $      0.21        $    0.31        $     0.29        $    0.31

Dividends Declared Per Share                    $      0.13        $    0.13        $     0.14        $    0.14


2001                                                  FIRST            SECOND            THIRD            FOURTH
----------------------------------------------------------------------------------------------------------------
Total Interest Income                           $    26,257       $   26,281       $    25,492       $   23,294
Total Interest Expense                               13,780           13,072            12,147           10,536
----------------------------------------------------------------------------------------------------------------
Net Interest Income                                  12,477           13,209            13,345           12,758
Provision for Loan Losses                             4,400              900             1,200              900
Other Income                                          2,456            2,950             2,740            2,505
Other Expenses                                        6,149            6,227             6,353            6,080
----------------------------------------------------------------------------------------------------------------
Income Before Provision For Income Taxes              4,384            9,032             8,532            8,283
Provision For Income Taxes                            1,191            2,458             2,133            2,525
----------------------------------------------------------------------------------------------------------------
Net Income                                      $     3,193        $   6,574        $    6,399        $   5,758
----------------------------------------------------------------------------------------------------------------

Basic Earnings Per Common Share                 $      0.16        $    0.33        $     0.31        $    0.30
Diluted Earnings Per Common Share               $      0.16        $    0.33        $     0.31        $    0.30

Dividends Declared Per Share                    $      0.11        $    0.13        $     0.13        $    0.13



(20) OPERATING LEASES
     The Corporation has entered into lease commitments for office locations. Rental expense charged to operations was $204,611, $147,942, and $154,919 for the years ended December 31, 2002, 2001, and 2000, respectively. The future minimum lease payments are as follows:


                      Minimum
Year                  Payment
-------------------------------
2003                $ 289,034
2004                  225,383
2005                  173,390
2006                   71,906
2007                   74,063
Thereafter            383,062

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 18, 2002, the Board of Directors of MBT Financial Corp. (the "Corporation"), upon the recommendation of its Audit Committee, dismissed Arthur Andersen LLP as the Corporation's independent public accountants and appointed Plante & Moran, PLLC as its new independent public accountants for 2002. This was disclosed in Form 8-K/A filed on April 30, 2002.

                                    PART III

           Item 10. Directors and Executive Officers of the Registrant

                           Directors of the Registrant
Information required by this item is incorporated by reference from the section entitled "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.

                         Item 11. Executive Compensation
Information required by this item is incorporated by reference from the section entitled "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.


     Item 12. Security Ownership of Certain Beneficial Owners and Management Information required by this item is incorporated by reference from the section entitled "Ownership of Voting Shares" in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.

Securities authorized for issuance under equity compensation plans as of December 31, 2002 were as follows:

                                                                                                             Number of securities
                                                                                                            remaining available for
                                                                                                             future issuance under
                                                                                                           equity compensation plans
                                Number of securities to be issued    Weighted average exercise price of      (excluding securities
                                  upon exercise of outstanding       outstanding options, warrants, and         reflected in the
                                  options, warrants, and rights                   rights                          first column)
                                ----------------------------------------------------------------------------------------------------
Equity Compensation plans
  approved by security holders                  323,949                          $15.52                              676,051
Equity Compensation plans
  not approved by security
  holders                                             0                               0                                    0
Total                                           323,949                          $15.52                              676,051



             Item 13. Certain Relationships and Related Transactions
Information required by this item is incorporated by reference from the section entitled "Certain Transactions" in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.

                        Item 14. Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of the Corporation, based on an evaluation as of a date within 90 days prior to the filing date of this report, have concluded that the Corporation's disclosure controls and procedures effectively ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes made in the Corporation's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation thereof performed by the Corporation's Chief Executive Officer and Chief Financial Officer.

                                     PART IV

    Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
                                    Contents
Financial Statements

         Reports of Independent Public Accountants -- Pages 17-18

         Consolidated Statements of Condition as of December 31, 2002 and
                  2001 -- Page 19

         Consolidated Statements of Income for the Years Ended December 31,
                  2002, 2001, and 2000 -- Page 20

         Consolidated Statements of Changes in Stockholders' Equity for the
                  Years Ended December 31, 2002, 2001, and 2000 -- Page 21

         Consolidated Statements of Cash Flows for the Years Ended December 31,
                  2002, 2001, and 2000 -- Pages 22-23

         Notes to Consolidated Financial Statements -- Pages 24-41


Financial Statement Schedules

         (a)  Securities -- Page 46

         (b)  Loans and Lease Financing Receivables -- Page 47

         (c) Bank Premises and Equipment -- Included in Notes to Financial Statements Note 6, Page 30

         (d) Allowance for Loan Losses -- Included in Notes to Financial Statements Note 5, Page 30


                               Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of 2002


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


10.4     Monroe Bank & Trust Group Term Carve Out Plan. Previously filed as Exhibit 10.4 to MBT Financial
         Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
10.5     MBT Financial Corp. Employment Agreement. Previously filed as Exhibit 10.5 to MBT Financial Corp.'s
         Form 10-Q for its fiscal quarter ended September 30, 2001.
10.6     Monroe Bank & Trust Group Term Carve Out Plan. Previously filed as Exhibit 10.6 to MBT Financial
         Corp.'s Form 10-K for its fiscal year ended December 31, 2001.
21       Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
99.1     Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2     Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SCHEDULE I
                                   SECURITIES
                                (000's omitted)

                                                                            Held to Maturity
                                              ---------------------------------------------------------------------------------
                                                  December 31, 2002           December 31, 2001           December 31, 2000
                                              ------------------------    -------------------------    ------------------------
                                                             Estimated                   Estimated                  Estimated
                                                Amortized      Market      Amortized      Market       Amortized      Market
                                                  Cost         Value          Cost         Value          Cost        Value
                                              ------------   ----------    -----------   ----------    ----------   -----------
U.S. Government agency and corporation
obligations (excluding mortgage-backed
securities).................................. $        503   $      561    $   29,903    $   30,057    $  145,622    $  143,456
Securities issued by states and political
subdivisions in the U.S......................      113,255      117,968       129,075       131,921       132,007       134,664
Pass-through mortgage-backed securities
(MBS)........................................           85           88           141           140           167           163
Other domestic securities (debt and equity)..        2,976        2,975         2,968         2,961        56,188        56,164
                                              ------------   ----------    -----------   ----------    ----------   -----------
Total........................................ $    116,819   $  121,592    $  162,087    $  165,079    $  333,984    $  334,447
                                              ============   ==========    ===========   ==========    ==========   ===========
Pledged securities........................... $     31,972   $   33,672    $   35,709    $   36,775    $   62,992    $   63,181
                                              ============   ==========    ===========   ==========    ==========   ===========


                                                                           Available for Sale
                                              --------------------------------------------------------------------------------
                                                 December 31, 2002            December 31, 2001          December 31, 2000
                                              --------------------------   -------------------------  ------------------------
                                                             Estimated                   Estimated                   Estimated
                                                Amortized      Market       Amortized      Market      Amortized       Market
                                                  Cost         Value          Cost         Value         Cost          Value
                                              -------------  -----------   ------------  -----------  -----------    ----------
U.S. Government agency and corporation
obligations (excluding mortgage-backed
securities)..................................  $    321,772   $  323,830    $  224,910   $   224,512   $   11,999    $   11,979
Securities issued by states and political
subdivisions in the U.S......................        14,680       14,723         8,646         8,142         -             -
Pass-through mortgage-backed securities
(MBS)........................................         1,106        1,301         1,117         1,194        1,127         1,212
Other domestic securities (debt and equity)..        84,554       83,064       102,763       101,566      110,879       105,230
                                               -------------  -----------   ------------  -----------  -----------   -----------
Total........................................  $    422,112   $  422,918    $  337,436    $  335,414   $  124,005    $  118,421
                                               =============  ===========   ============  ===========  ===========   ===========
Pledged securities...........................  $    249,436   $  251,994    $  140,945    $  140,594   $    2,998    $    3,015
                                               =============  ===========   ============  ===========  ===========   ===========

                                  SCHEDULE II
                     LOANS AND LEASE FINANCING RECEIVABLES
                                (000's omitted)

                                                                                Book Value at December 31,
                                                         -------------------------------------------------------------------
                                                            2002 (a)       2001 (a)      2000 (a)     1999 (a)      1998 (a)
                                                        -------------    -----------  ------------  -----------  -----------
Loans secured by real estate:
    Construction and land development..................   $   56,780      $  47,025    $   36,146    $  24,504    $   27,100
    Secured by farmland (including farm residential
    and other improvements)............................        7,925          6,172         4,354        3,774         3,945
    Secured by 1-4 family residential
    properties.........................................      258,157        275,489       275,299      214,358       202,926
    Secured by multifamily (5 or more) residential
    properties.........................................        6,810          6,714         3,322        3,673         3,166
    Secured by nonfarm nonresidential
    properties.........................................      280,136        258,879       227,024      190,588       182,348
Loans to finance agricultural production and other
loans to farmers.......................................        2,182          2,856         2,832        2,087         1,422

Commercial and industrial loans to U.S. addresses
(domicile).............................................       90,838         99,186       150,805      156,489       171,919

Loans to individuals for household, family, and
other personal expenditures (includes purchased
paper):
    Credit cards and related plans.....................        1,471          3,353         9,415        10,320        10,038
    Other..............................................       68,942         87,322        102,089       97,091        85,475

Nonrated industrial development obligations (other
than securities) of states and political subdivisions
in the U.S.............................................         67             133           228          380           676

Other loans:
    Loans for purchasing or carrying securities
    (secured and unsecured)............................          -              -              -              9            -
    All other loans....................................          497             696           609          109         1,994
    Less: Any unearned income on loans.................          -              -              -             -              3
                                                        -------------    -----------  ------------  -----------  -----------
Total loans and leases, net of unearned
income.................................................  $   773,805      $  787,825   $   812,123   $  703,382   $   691,006
                                                        =============    ===========  ============  ===========  ============

Nonaccrual loans                                         $    22,332      $   22,712   $    17,161   $   16,791   $    5,269
Loans 90 days or more past due                           $        81      $      450   $       193   $      107   $       40
Troubled debt restructurings                             $     6,807      $     -      $     1,057   $    1,281   $      868



(a) Loan categories are presented net of deferred loan fees. The presentation in Note 4 to the consolidated financial statements differs from this schedule presentation by presenting the loan categories, gross, before deferred loan fees have been subtracted.

                                   Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2003                        MBT FINANCIAL CORP.




                                             By: /s/ Eugene D. Greutman
                                                 -------------------------------
                                                     Eugene D. Greutman
                                                     Treasurer
                                                     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 27, 2003


By: /s/ Ronald D. LaBeau                     By: /s/ Eugene D. Greutman
   -----------------------------------          --------------------------------
        Ronald D. LaBeau                             Eugene D. Greutman
        Chairman, Chief Executive                    Treasurer
        Officer & Director                           Chief Financial Officer



By: /s/ Connie S. Cape                       By: /s/ Gerald L. Kiser
   -----------------------------------          --------------------------------
        Director                                     Director


By: /s/ William D. McIntyre, Jr.             By: /s/ Thomas M. Huner
   -----------------------------------          --------------------------------
        Director                                     Director


By: /s/ Richard A. Sieb
   -----------------------------------
        Director

                                 CERTIFICATIONS


I, Ronald D. LaBeau, Chairman and Chief Executive Officer of MBT Financial Corp., certify that:

     1.  I have reviewed this annual report on Form 10-K of MBT Financial Corp.;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
              a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
              b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
              c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     1. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
              a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
              b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     1. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





March 27, 2003                               /s/ Ronald D. LaBeau
-----------------                            -----------------------------------
Date                                         Ronald D. LaBeau
                                             Chairman &
                                             Chief Executive Officer

I, Eugene D. Greutman, Treasurer and Chief Financial Officer of MBT Financial Corp., certify that:

     1.  I have reviewed this annual report on Form 10-K of MBT Financial Corp.;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
              a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
              b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
              c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     1. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
              a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
              b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     1. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 27, 2003                               /s/ Eugene D. Greutman
-----------------                            -----------------------------------
Date                                         Eugene D. Greutman
                                             Treasurer &
                                             Chief Financial Officer

                               10-K EXHIBIT INDEX

Exhibit
  No.                                   Description  of Exhibits
-------                                 ------------------------
3.1      Restated Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT
         Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
3.2      Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.'s Form 10-K for its fiscal year ended
         December 31, 2000 and amended in Exhibit 3.2 to MBT Financial Corp.'s Form 10-Q for its fiscal quarter ended June 30, 2001.
10.1     MBT Financial Corp. Long-Term Incentive Compensation Plan. Previously filed as Exhibit 10.1 to MBT
         Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
10.2     Monroe Bank & Trust Salary Continuation Agreement. Previously filed as Exhibit 10.2 to MBT Financial
         Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
10.3     Monroe Bank & Trust Split Dollar Life Insurance Agreement. Previously filed as Exhibit 10.3 to MBT
         Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
10.4     Monroe Bank & Trust Group Term Carve Out Plan. Previously filed as Exhibit 10.4 to MBT Financial
         Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
10.5     MBT Financial Corp. Employment Agreement. Previously filed as Exhibit 10.5 to MBT Financial Corp.'s
         Form 10-Q for its fiscal quarter ended September 30, 2001.
10.6     Monroe Bank & Trust Group Term Carve Out Plan. Previously filed as Exhibit 10.6 to MBT Financial
         Corp.'s Form 10-K for its fiscal year ended December 31, 2001.
21       Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.
99.1     Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2     Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.