Form 10-Q
period 2003-03-31
MBT FINANCIAL CORP
filed 2003-05-14
CIK 1118237

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended March 31, 2003

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

As of May 13, 2003, there were 19,110,441 shares of the Corporation's Common Stock outstanding.

                          PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                               MBT FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (AMOUNTS IN THOUSANDS)

                                                                                                       March 31      December 31,
                                                                                                         2003           2002
                                                                                                         ----           ----
ASSETS
Cash and due from banks                                                                               $   22,308     $   30,618
Federal funds sold                                                                                             0         13,000
Investment securities
     Held to maturity-
         Obligations of U.S. Government agencies (Estimated market value of $559 and $649)                   573            588
         Obligations of states and political subdivisions (Estimated market value of
            $109,656 and $117,967)                                                                       105,178        113,255
         Other securities (Estimated market value of $2,899 and $2,975)                                    2,978          2,976
     Available for sale-
         Obligations of U.S. Government agencies                                                         367,580        325,131
         Obligations of states and political subdivisions                                                 18,349         14,723
         Other securities                                                                                 85,795         83,064
Loans                                                                                                    804,581        773,360
Loans held for sale                                                                                          448            445
Allowance for loan losses                                                                                (13,096)       (12,400)
Bank premises and equipment, net                                                                          16,623         15,437
Other real estate owned                                                                                   12,086         15,088
Interest receivable and other assets                                                                      36,960         34,409
                                                                                                     ------------   ------------
         Total assets                                                                                 $1,460,363     $1,409,694
                                                                                                     ============   ============

LIABILITIES
Non-interest bearing demand deposits                                                                  $  119,034     $  123,596
Interest bearing demand deposits                                                                          66,600         69,756
Savings deposits                                                                                         487,421        470,192
Other time deposits                                                                                      361,820        347,416
                                                                                                     ------------   ------------
         Total  deposits                                                                               1,034,875      1,010,960

Federal funds purchased                                                                                   24,900              0
Federal Home Loan Bank advances                                                                          225,000        225,000
Interest payable and other liabilities                                                                     8,039          6,735
                                                                                                     ------------   ------------
         Total liabilities                                                                             1,292,814      1,242,695
                                                                                                     ------------   ------------

STOCKHOLDERS' EQUITY

Common stock (no par value; 30,000,000 shares authorized, 19,110,441 and
     19,160,441 shares issued and outstanding)                                                                 0              0
Surplus                                                                                                   50,421         51,080
Undivided profits                                                                                        117,777        115,395
Net unrealized gains (losses) on securities available for sale, net of tax                                  (649)           524
                                                                                                     ------------   ------------
         Total stockholders' equity                                                                      167,549        166,999
                                                                                                     ------------   ------------
         Total liabilities and stockholders' equity                                                   $1,460,363     $1,409,694
                                                                                                     ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            Three Months Ended March 31,
                                                                                 2003           2002
                                                                                 ----           ----
INTEREST INCOME
Interest and fees on loans                                                    $  13,816      $  15,156
Interest on investment securities-
         Obligations of U.S. Government agencies                                  3,075          3,094
         Obligations of states and political subdivisions                         1,608          1,735
         Other securities                                                         1,005          1,584
Interest on Federal funds sold                                                       55            157
                                                                             -----------    -----------
                            Total interest income                                19,559         21,726
                                                                             -----------    -----------

INTEREST EXPENSE
Interest on deposits                                                              4,363          5,898
Interest on borrowed funds                                                        3,192          3,176
                                                                             -----------    -----------
                            Total interest expense                                7,555          9,074
                                                                             -----------    -----------
NET INTEREST INCOME                                                              12,004         12,652

PROVISION FOR LOAN LOSSES                                                           825          2,750
                                                                             -----------    -----------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                                                  11,179          9,902
                                                                             -----------    -----------

OTHER INCOME
Income from trust services                                                          873            947
Service charges on deposit accounts                                               1,245          1,026
Security gains                                                                      172              7
Other                                                                               913            796
                                                                             -----------    -----------
                            Total other income                                    3,203          2,776
                                                                             -----------    -----------

OTHER EXPENSES
Salaries and employee benefits                                                    4,222          3,607
Occupancy expense                                                                   668            528
Other                                                                             2,484          2,871
                                                                             -----------    -----------
                            Total other expenses                                  7,374          7,006
                                                                             -----------    -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                          7,008          5,672

PROVISION FOR INCOME TAXES                                                        1,951          1,560
                                                                             -----------    -----------
NET INCOME                                                                    $   5,057      $   4,112
                                                                             ===========    ===========
COMPREHENSIVE INCOME                                                          $   3,884      $   2,373
                                                                             ===========    ===========
BASIC EARNINGS PER COMMON SHARE                                               $    0.26      $    0.21
                                                                             ===========    ===========
DILUTED EARNINGS PER COMMON SHARE                                             $    0.26      $    0.21
                                                                             ===========    ===========
COMMON STOCK DIVIDENDS DECLARED PER SHARE                                     $    0.14      $    0.13
                                                                             ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)


                                                                                        Three Months Ended March 31,
                                                                                         2003               2002
                                                                                         ----               ----
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
Net income                                                                                $   5,057       $   4,112
Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation                                                                          567             475
          Provision for loan losses                                                             825           2,750
          (Increase) decrease in net deferred Federal income tax asset                         (887)           (380)
          Amortization of investment premium and discount                                        18             (24)
          Net increase (decrease) in interest payable and other liabilities                   1,304            (639)
          Net (increase) decrease in interest receivable and other assets                    (1,663)            794
          Net increase (decrease) in deferred loan fees                                          51              22
          Other                                                                                (551)          1,003
                                                                                          ---------       ---------
               Net cash provided by operating activities                                  $   4,721       $   8,113
                                                                                          ---------       ---------

CASH FLOWS PROVIDED BY (USED FOR)
INVESTING ACTIVITIES:
Proceeds from maturities and redemptions of investment securities held to maturity        $   9,621       $  23,393
Proceeds from maturities and redemptions of investment securities available for sale        141,070         107,475
Proceeds from sales of investment securities available for sale                              25,664               0
Net (increase) decrease in loans                                                            (30,953)         17,111
Proceeds from sales of other real estate owned                                                3,457             447
Proceeds from sales of other assets                                                             113              51
Purchase of investment securities held to maturity                                             (877)         (4,051)
Purchase of investment securities available for sale                                       (217,843)       (174,544)
Purchase of bank premises and equipment                                                      (1,754)         (1,231)
                                                                                          ---------       ---------
               Net cash used for investing activities                                     $ (71,502)      $ (31,349)
                                                                                          ---------       ---------

CASH FLOWS PROVIDED BY (USED FOR)
FINANCING ACTIVITIES:
Net increase in deposits                                                                  $  23,915       $  21,163
Net increase in Federal funds purchased                                                      24,900               0
Repurchase of common stock                                                                     (659)           (312)
Dividends paid                                                                               (2,685)         (2,570)
                                                                                          ---------       ---------
               Net cash provided by financing activities                                  $  45,471       $  18,281
                                                                                          ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      $ (21,310)      $  (4,955)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               43,618          66,137
                                                                                          ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF THREE MONTHS                                          $  22,308       $  61,182
                                                                                          =========       =========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 Other             Total
                                                  Common                      Undivided      Comprehensive     Stockholders'
                                                   Stock         Surplus       Profits       Income (Loss)         Equity
                                               ------------   ------------  --------------  ---------------    --------------
BALANCE
JANUARY 1, 2003                                  $       0     $   51,080     $   115,395    $          524     $    166,999

ADD (DEDUCT)
Net income for the year                                                             5,057                              5,057
Net unrealized losses on securities
         available for sale, net of tax
         (Note 5)                                                                                    (1,173)          (1,173)
Repurchase of 50,000 shares of
         common stock                                                (659)
Dividends declared-
         Common ($.14 per share)                                                   (2,675)                            (2,675)
                                               ------------   ------------  --------------  ----------------   --------------
BALANCE
MARCH 31, 2003                                   $       0     $   50,421     $   117,777    $         (649)    $    167,549
                                               ============   ============  ==============  ================   ==============

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

The reorganization resulted in an exchange of the Monroe Bank & Trust common stock for MBT Financial Corp. common stock. The exchange rate was two shares of MBT Financial Corp. for each share of Monroe Bank & Trust. Monroe Bank & Trust previously had 10,000,000 common shares authorized and outstanding, with a par value of $3.125 per share. MBT Financial Corp. has 30,000,000 common shares authorized, of which 19,110,441 are outstanding at March 31, 2003. The MBT Financial Corp. common stock has no par value. Monroe Bank & Trust is now a wholly owned subsidiary of MBT Financial Corp., a registered bank holding company.

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


2. EARNINGS PER SHARE
The calculation of net income per common share for the quarters ended March 31 is as follows:

                                                               2003             2002
                                                          -------------    -------------
BASIC
     Net income                                            $ 5,057,054      $ 4,112,492
                                                          -------------    -------------
     Net income applicable to common stock                 $ 5,057,054      $ 4,112,492
                                                          -------------    -------------
     Average common shares outstanding                      19,134,441       19,749,986
                                                          -------------    -------------
     Earnings per common share - basic                     $      0.26      $      0.21
                                                          =============    =============


                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

                                                               2003           2002
                                                           ------------   ------------
DILUTED
     Net income                                            $ 5,057,054    $ 4,112,492
                                                           ------------   ------------
     Net income applicable to common stock                 $ 5,057,054    $ 4,112,492
                                                           ------------   ------------
     Average common shares outstanding                      19,134,441     19,749,986
     Stock option adjustment                                         -          1,762
                                                           ------------   ------------
     Average common shares outstanding - diluted            19,134,441     19,751,748
                                                           ------------   ------------
     Earnings per common share - diluted                   $      0.26    $      0.21
                                                           ============   ============

The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.


                                                           Weighted Average
                                           Shares          Exercise Price
-----------------------------------------------------------------------------
 Options Outstanding, January 1              323,949                  $15.52
 Granted                                     179,500                   13.20
 Exercised                                         -                       -
 Cancelled                                         -                       -
-----------------------------------------------------------------------------
 Options Outstanding, March 31               503,449                  $14.69
-----------------------------------------------------------------------------
 Options Exercisable, March 31               212,617                  $16.40
-----------------------------------------------------------------------------

The average market value of the common stock during the first quarter of 2003 was $13.1953. All of the options that were outstanding on March 31, 2003 have an anti-dilutive effect on the calculations of earnings per share, and therefore have not been included.

3. LOANS
The Bank grants commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.

Loans consist of the following (000s omitted):

                                                            March 31,     December 31,
                                                              2003            2002
                                                        ------------------------------
Real estate loans                                           $638,148         $610,530
Loans to finance agricultural production and
      other loans to farmers                                   2,284            2,182
Commercial and industrial loans                               98,490           91,717
Loans to individuals for household, family,
      and other personal expenditures                         67,313           70,404
All other loans (including overdrafts)                           436              563
                                                        ------------------------------
           Total loans, gross                                806,671          775,396
           Less: Deferred loan fees                            1,642            1,591
                                                        ------------------------------
           Total loans, net of deferred loan fees            805,029          773,805
           Less: Allowance for loan losses                    13,096           12,400
                                                        ------------------------------
                                                            $791,933         $761,405
                                                        ==============================

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

                                                     March 31,       December 31,
                                                       2003              2002
                                                   ------------------------------
Nonaccrual loans                                      $ 25,160          $ 22,332
Loans 90 days past due                                   1,161                81
Restructured loans                                       5,890             6,807
                                                   ------------------------------
      Total nonperforming loans                       $ 32,211          $ 29,220

Other real estate owned                                 12,086            15,088
Nonperforming investment securities                         79                88
                                                   ------------------------------
      Total nonperforming assets                      $ 44,376          $ 44,396
                                                   ==============================

Nonperforming assets to total assets                     3.04%             3.15%
Allowance for loan losses to
      nonperforming assets                              29.51%            27.93%





4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):

                                           March 31,       December 31,
                                             2003              2002
                                         ------------------------------
Balance beginning of year                  $ 12,400           $ 13,000
Provision for loan losses                       825              6,101
Loans charged off                              (336)            (8,697)
Recoveries                                      207              1,996
                                         ------------------------------
Balance end of period                      $ 13,096           $ 12,400
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

5. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of March 31, 2003 and December 31, 2002 (000's omitted):

                                                           March 31, 2003                December 31, 2002
                                                           --------------                -----------------
                                                     Amortized      Estimated         Amortized     Estimated
                                                        Cost       Market Value         Cost       Market Value
                                                   ------------------------------   -----------------------------
Held to Maturity
----------------
Obligations of U.S. Government Agencies                 $     573      $     559        $     588      $     649
Obligations of States and Political
        Subdivisions                                      105,178        109,656          113,255        117,967
Other Securities                                            2,978          2,899            2,976          2,975
                                                   ------------------------------   -----------------------------
                                                        $ 108,729      $ 113,114        $ 116,819      $ 121,591
                                                   ==============================   =============================
                                                         March 31, 2003                   December 31, 2002
                                                         --------------                   -----------------
                                                     Amortized      Estimated         Amortized     Estimated
                                                        Cost       Market Value         Cost       Market Value
                                                   ------------------------------   -----------------------------
Available for Sale
------------------
Obligations of U.S. Government Agencies                 $ 366,749      $ 367,580        $ 322,878      $ 325,131
Obligations of States and Political
        Subdivisions                                       18,385         18,349           14,680         14,723
Other Securities                                           87,587         85,795           84,554         83,064
                                                   ------------------------------   -----------------------------
                                                        $ 472,721      $ 471,724        $ 422,112      $ 422,918
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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

                                                                           Contractual Amount
                                                                    ---------------------------------
                                                                      March 31,        December 31,
                                                                       2003               2002
                                                                    ---------------------------------
Commitments to extend credit:
      Unused portion of commercial lines of credit                   $ 99,313           $ 97,402
      Unused portion of credit card lines of credit                     9,901             10,018
      Unused portion of home equity lines of credit                    17,215             16,953
Standby letters of credit and financial guarantees written             19,031             17,320

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

                               FINANCIAL CONDITION

The Corporation's total deposits increased $23.9 million, or 2.4% since the beginning of the year. Demand Deposits decreased $7.7 million while Savings Deposits increased $17.2 million and Other Time Deposits increased $14.4 million. The Corporation typically experiences this level of deposit growth in the first quarter as local municipalities are depositing their annual tax collections. Local loan demand has begun to increase, and with our expansion into the downriver area, Loans increased $31.2 million since the beginning of the year. Federal funds sold decreased $13.0 million and Federal funds purchased increased $24.9 million. The deposit growth and the change in the federal funds position were used to fund the loan growth and an increase of $40.7 million in investment securities. A majority of our investment portfolio consists of callable bonds, and we used overnight borrowings to purchase bonds to replace those that are expected to be called in the second quarter.

The Bank purchased insurance on the lives of each of its directors in the second half of 2000. The Bank also entered into split dollar life insurance agreements with them at that time, agreeing to divide death benefits under the insurance policies with directors' designated beneficiaries. The Bank paid the premiums for these policies with a lump sum premium payment of $4.9 million. A director's beneficiaries will receive a fixed amount based on the director's years of service, ranging from $500,000 for service of fewer than three years to $1 million for service of ten years or more. Because the amount of insurance purchased in 2000 was later determined to be insufficient to assure the Bank of recovery of BOLI cash surrender value incident to the death benefit promised to directors, the Bank purchased additional insurance on the directors' lives in the second quarter of 2003, paying a premium of approximately $3.3 million for policies on the lives of directors who have remained on the board since 2000 and a premium of approximately $457,000 for policies on the life of a director whose service began in 2003. Including these premiums, the total premiums paid by the bank in the second quarter of 2003 for insurance on the lives of its directors and executive officers was $15.0 million.

The policies' cash surrender value is recorded as an asset (Interest Receivable and Other Assets). The Bank owns the cash surrender value, including accumulated policy earnings. At the end of the first quarter of 2003, the total cash surrender value of bank owned life insurance included in Interest Receivable and Other Assets was $17.2 million, compared to $17.0 million at December 31, 2002. Changes in cash surrender value are recorded in the income statement as Other Income. After payment of the promised death benefit to the insured person's beneficiaries, the Bank receives all remaining death benefits. At the death of the insured person and distribution of policy death benefits, the Bank expects to recover in full the premiums paid, along with earnings credited to the policies' cash value. Until the second quarter 2003 additional BOLI premium purchase of $3.3 million on the lives of the nine directors originally insured in 2000, the Bank would not have received recovery in full of its BOLI cash surrender value had claims on the nine directors' insurance policies been paid.

                              RESULTS OF OPERATIONS
A comparison of the income statements for the three months ended March 31, 2003 and 2002 shows a 5.1% decrease in Net Interest Income. The largest interest income dollar change was in interest and fees on loans, decreasing $1.3 million, or 8.8%. Although average loans outstanding increased $9.4 million, the average yield on those loans decreased from 7.51% to 6.73%. Although the average investment portfolio increased $26.0 million, the yield on those investments decreased from 4.96% to 4.21%. As a result, interest income on investment securities decreased $0.7 million The decrease in market interest rates has caused new loan rates to drop and refinance activity to increase. This also has led to an increase in calls in our portfolio of Obligations of U.S. Government Agencies. We expect the decline in asset yields to continue through the second quarter, as the uncertain economic environment increases the prospects of further rate cuts by the Federal Reserve. Even if the economic recovery continues, we do not expect increases in interest rates in the near future.

Average deposits increased from $1.018 billion to $1.141 billion, while at the same time the average cost of these deposits decreased from 2.35% to 1.71%. The result was a decrease in Interest on Deposits of $1.5 million, or 26.0%. Average borrowed funds increased from $225.0 million to $229.3 million while the average cost of these borrowings was decreased from 5.72% to 5.65%. The borrowings primarily consist of Federal Home Loan Bank advances, which were utilized to fund increased investment in earning assets. The rapid decline in interest rates over the last two years allowed us an opportunity to lower the cost of our deposit sources of funds. We expect to continue to lower the average cost of our deposits during the second quarter. Also, we expect to lower the cost of our non deposit sources of funds in the second quarter due to a restructuring of our portfolio of Federal Home Loan Bank borrowings.

The Provision for Loan Losses decreased $1.9 million, or 70% as the Corporation aggressively addressed credit quality concerns in the first quarter of 2002. Although non performing loans increased in the first quarter of 2003, management has analyzed the credits involved and believes that the amount provided will be sufficient to maintain an adequate Allowance for Loan Losses. Trust Income decreased $74,000, or 7.8%, mainly due to the declining market values of trust assets. Service Charges on Deposit Accounts increased $219,000, or 21.4%, due to increases in overdraft activity and changes in fees. Other income increased $117,000, or 14.7%. This was primarily due to the continued low interest rate environment, which has allowed mortgage loan origination fees to remain strong.

Salaries and Employee Benefits increased $615,000, and Occupancy Expense increased $140,000, largely due to the Bank's expansion into the southern Wayne County area. Other Expenses decreased $387,000 due to losses on ORE and higher state taxes in the first quarter of 2003. These results were consistent with our expectations for the quarter.

As a result of the above activity, Income Before Provision for Income Taxes increased $1.3 million, or 23.6%. The Provision for Income Taxes increased $391,000, or 25.1%, and reflects our anticipated annual effective tax rate of 27.8%. Net Income increased $945,000, or 23.0%.

                              LIQUIDITY AND CAPITAL

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

Total stockholders' equity of the Corporation was $167.5 million at March 31, 2003 and $167.0 million at December 31, 2002. The ratio of equity to assets was 11.5% at March 31, 2003 and 11.8% at December 31, 2002. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Bank:

                                 March 31, 2003        December 31, 2002
                               ------------------   ----------------------
Leverage Capital                     11.7%                   11.8%
Tier 1 Risk Based Capital            17.3%                   17.8%
Total Risk Based Capital             18.5%                   19.0%

At March 31, 2003 and December 31, 2002, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank's earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank's market risk is monitored monthly and it has not changed significantly since year-end 2002.

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

Each month, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank's net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of a gradual increase or decrease of 100 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of March 31, 2003 compared to December 31, 2002.

                                         Base          Rates         Rates
      (Dollars in Thousands)          Projection       Up 1%        Down 1%
      ----------------------         ------------   -----------  ------------
March 31, 2003 12 Month Projection
----------------------------------
     Interest Income                      78,273        84,421        76,069
     Interest Expense                     30,326        35,516        28,539
                                     ------------   -----------  ------------
     Net Interest Income                  47,947        48,905        47,530

     Percent Change From Base Projection                   2.0%         -0.9%
     ALCO Policy Limit (+/-)                               5.0%          5.0%

                                         Base          Rates         Rates
      (Dollars in Thousands)          Projection       Up 1%        Down 1%
      ----------------------         ------------   -----------  ------------
December 31, 2002 12 Month Projection
-------------------------------------
     Interest Income                      78,601        85,829       76,840
     Interest Expense                     29,671        34,654       27,837
                                     ------------   -----------  ------------
     Net Interest Income                  48,930        51,175       49,003

     Percent Change From Base Projection                   4.6%         0.1%
     ALCO Policy Limit (+/-)                               5.0%         5.0%

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout the first three months of 2003, the estimated variability of the net interest income was within the Bank's established policy limits.

The ALCO also monitors interest rate risk by estimating the effect of changes in interest rates on the economic value of the Bank's equity each month. The actual economic value of the Bank's equity is first determined by subtracting the fair value of the Bank's liabilities from the fair value of the Bank's assets. The fair values are determined in accordance with Statement of Financial Accounting Standards Number 107, Disclosures about Fair Value of Financial Instruments. The Bank estimates the interest rate risk by calculating the effect of market interest rate shocks on the economic value of its equity. For this analysis, the Bank assumes immediate parallel shifts of plus or minus 100 and 200 basis points in interest rates. Currently, the minus 200 shift does not produce meaningful results. The discount rates used to determine the present values of the loans and deposits, as well as the prepayment rates for the loans, are based on Management's expectations of the effect of the rate shock on the market for loans and deposits. The table below summarizes the amount of interest rate risk to the fair value of the Bank's assets and liabilities and to the economic value of the Bank's equity.

                                          Fair Value at March 31, 2003
                                          ----------------------------
                                                       Rates
 (Dollars in Thousands)      Base        Up 1%         Up 2%       Down 1%      Down 2%
 ----------------------  ------------------------------------------------------------------
Assets                      1,464,676    1,445,146    1,425,025    1,483,724     n/a
Liabilities                 1,302,134    1,269,916    1,239,081    1,335,829     n/a
                         ------------------------------------------------------------------
Stockholders' Equity          162,542      175,230      185,944      147,895     n/a

Change in Equity                               7.8%        14.4%        -9.0%    n/a
ALCO Policy Limit (+/-)                       15.0%        25.0%        15.0%        25.0%

                                          Fair Value at December 31, 2002
                                          -------------------------------
                                                       Rates
 (Dollars in Thousands)      Base        Up 1%         Up 2%       Down 1%      Down 2%
 ----------------------  ------------------------------------------------------------------
Assets                      1,423,339    1,403,002    1,382,282    1,443,392    1,463,252
Liabilities                 1,252,659    1,221,105    1,190,916    1,285,665    1,308,038
                         ------------------------------------------------------------------
Stockholders' Equity          170,680      181,897      191,366      157,727      155,214

Change in Equity                               6.6%        12.1%        -7.6%        -9.1%
ALCO Policy Limit (+/-)                       15.0%        25.0%        15.0%        25.0%



The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout the first three months of 2003, the estimated variability of the economic value of equity was within the Bank's established policy limits.

The Bank's interest rate risk, as measured by the net interest income and economic value of equity simulations, increased slightly in the first quarter of 2003. In order to reduce the interest rate risk, the Bank restructured its portfolio of Federal Home Loan Bank advances in April, 2003. The restructuring consisted of converting $55 million of fixed rate, putable advances, which had an average cost of 5.95%, to variable rate advances which will reset quarterly at an average rate of 3 month LIBOR plus 2.09%. This lowered the average cost of these advances to 3.41%. The tables below show the sensitivity of net interest income and economic value of equity to changes in interest rates including the impact of the restructuring.

                                          Base          Rates         Rates
      (Dollars in Thousands)           Projection       Up 1%        Down 1%
      ----------------------          ------------   -----------  ------------
March 31, 2003 12 Month Projection
----------------------------------
     Interest Income                       78,312       81,134       77,285
     Interest Expense                      28,935       31,815       27,955
                                      ------------   -----------  ------------
     Net Interest Income                   49,377       49,319       49,330

     Percent Change From Base Projection                  -0.1%        -0.1%
     ALCO Policy Limit (+/-)                               5.0%         5.0%

                                           Fair Value at March 31, 2003
                                           ----------------------------
                                                       Rates
 (Dollars in Thousands)      Base        Up 1%         Up 2%       Down 1%       Up 4%
 ----------------------  ------------------------------------------------------------------
Assets                     1,464,676     1,445,274     1,425,148    1,483,865    1,385,455
Liabilities                1,302,134     1,274,441     1,246,467    1,333,997    1,193,806
                         ------------------------------------------------------------------
Stockholders' Equity         162,542       170,833       178,681      149,868      191,649

Change in Equity                               5.1%          9.9%        -7.8%        17.9%
ALCO Policy Limit (+/-)                       15.0%         25.0%        25.0%     n/a

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


(b) Reports on Form 8-K



No reports were filed on Form 8-K in the three months ended March 31, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                              MBT Financial Corp.
                                              ----------------------------------
                                              (Registrant)



May 14, 2003                                  /s/ Ronald D. LaBeau
------------------                            ----------------------------------
Date                                          Ronald D. LaBeau
                                              Chairman &
                                              Chief Executive Officer



May 14, 2003                                  /s/ John L. Skibski
---------------------------                   ----------------------------------
Date                                          John L. Skibski
                                              Chief Financial Officer

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



May 14, 2003                                  /s/ Ronald D. LaBeau
------------------                            ----------------------------------
Date                                          Ronald D. LaBeau
                                              Chairman &
                                              Chief Executive Officer

I, John L. Skibski, Chief Financial Officer of MBT Financial Corp., certify that:

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



May 14, 2003                                   /s/ John L. Skibski
---------------------------                    ---------------------------------
Date                                           John L. Skibski
                                               Chief Financial Officer

                               10-Q EXHIBIT INDEX




EXHIBIT NO.      DESCRIPTION

EX-99.1 Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002