Form 10-Q
period 2003-06-30
MBT FINANCIAL CORP
filed 2003-08-12
CIK 1118237

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended June 30, 2003

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

Yes [X] No [  ]

As of August 11, 2003, there were 19,108,348 shares of the Corporation's Common Stock outstanding.

                          PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                               MBT FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (AMOUNTS IN THOUSANDS)

                                                                                 June 30,     December 31,
                                                                                  2003            2002
                                                                                  -----           ----

ASSETS

Cash and due from banks                                                        $    26,013    $    30,618
Federal funds sold                                                                   2,500         13,000
Investment securities
      Held to maturity-
          Obligations of U.S. Government agencies (Estimated market value
                of $655 and $649)                                                      562            588
          Obligations of states and political subdivisions (Estimated market
                value of $106,386 and $117,967)                                    100,722        113,255
          Other securities (Estimated market value of $3,123
                and $2,975)                                                          2,980          2,976
      Available for sale-
          Obligations of U.S. Government agencies                                  289,560        325,131
          Obligations of states and political subdivisions                          22,252         14,723
          Other securities                                                          90,044         83,064
Loans                                                                              826,965        773,360
Loans held for sale                                                                  2,743            445
Allowance for loan losses                                                          (13,685)       (12,400)
Bank premises and equipment, net                                                    17,508         15,437
Other real estate owned                                                             11,445         15,088
Bank Owned Life Insurance                                                           32,516         16,985
Interest receivable and other assets                                                16,106         17,424
                                                                               -----------    -----------

          Total assets                                                         $ 1,428,231    $ 1,409,694
                                                                               ===========    ===========


LIABILITIES

Non-interest bearing demand deposits                                           $   133,565    $   123,596
Interest bearing demand deposits                                                    63,517         69,756
Savings deposits                                                                   475,684        470,192
Other time deposits                                                                350,660        347,416
                                                                               -----------    -----------

          Total  deposits                                                        1,023,426      1,010,960

Federal funds purchased                                                                  0              0
Federal Home Loan Bank advances                                                    225,000        225,000
Interest payable and other liabilities                                               6,331          6,735
                                                                               -----------    -----------

          Total liabilities                                                      1,254,757      1,242,695
                                                                               -----------    -----------


STOCKHOLDERS' EQUITY

Common stock (no par value; 30,000,000 shares authorized,
      19,118,348 and 19,160,441 shares issued and outstanding)                           0              0
Surplus                                                                             50,531         51,080
Undivided profits                                                                  120,882        115,395
Net unrealized gains (losses) on securities
      available for sale, net of tax                                                 2,061            524
                                                                               -----------    -----------

          Total stockholders' equity                                               173,474        166,999
                                                                               -----------    -----------

          Total liabilities and stockholders' equity                           $ 1,428,231    $ 1,409,694
                                                                               ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended June 30,
                                                             2003       2002
                                                             ----       ----

INTEREST INCOME
Interest and fees on loans                                  $14,180   $14,619
Interest on investment securities-
         Obligations of U.S. Government agencies              3,238     3,710
         Obligations of states and political subdivisions     1,572     1,681
         Other securities                                       994     1,225
Interest on Federal funds sold                                   36       117
                                                            -------   -------
                            Total interest income            20,020    21,352
                                                            -------   -------

INTEREST EXPENSE
Interest on deposits                                          4,137     5,563
Interest on borrowed funds                                    2,981     3,212
                                                            -------   -------
                            Total interest expense            7,118     8,775
                                                            -------   -------

NET INTEREST INCOME                                          12,902    12,577

PROVISION FOR LOAN LOSSES                                       825     1,350
                                                            -------   -------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                              12,077    11,227
                                                            -------   -------

OTHER INCOME
Income from trust services                                      820       693
Service charges on deposit accounts                           1,304     1,098
Security gains                                                  242       731
Other                                                         1,150       772
                                                            -------   -------
                            Total other income                3,516     3,294
                                                            -------   -------

OTHER EXPENSES
Salaries and employee benefits                                4,136     3,526
Occupancy expense                                               639       520
Other                                                         2,807     2,215
                                                            -------   -------
                            Total other expenses              7,582     6,261
                                                            -------   -------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                                  8,011     8,260

PROVISION FOR INCOME TAXES                                    2,230     2,244
                                                            -------   -------

NET INCOME                                                  $ 5,781   $ 6,016
                                                            =======   =======

COMPREHENSIVE INCOME                                        $ 8,491   $ 9,171
                                                            =======   =======

BASIC EARNINGS PER COMMON SHARE                             $  0.30   $  0.31
                                                            =======   =======

DILUTED EARNINGS PER COMMON SHARE                           $  0.30   $  0.31
                                                            =======   =======

COMMON STOCK DIVIDENDS DECLARED PER SHARE                   $  0.14   $  0.13
                                                            =======   =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        Six Months Ended June 30,
                                                             2003      2002
                                                             -----     ----

INTEREST INCOME
Interest and fees on loans                                  $27,996   $29,774
Interest on investment securities-
         Obligations of U.S. Government agencies              6,313     6,805
         Obligations of states and political subdivisions     3,180     3,416
         Other securities                                     1,999     2,808
Interest on Federal funds sold                                   91       275
                                                            -------   -------
                            Total interest income            39,579    43,078
                                                            -------   -------

INTEREST EXPENSE
Interest on deposits                                          8,500    11,461
Interest on borrowed funds                                    6,173     6,388
                                                            -------   -------
                            Total interest expense           14,673    17,849
                                                            -------   -------

NET INTEREST INCOME                                          24,906    25,229

PROVISION FOR LOAN LOSSES                                     1,650     4,100
                                                            -------   -------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                              23,256    21,129
                                                            -------   -------

OTHER INCOME
Income from trust services                                    1,693     1,640
Service charges on deposit accounts                           2,549     2,124
Security gains                                                  414       738
Other                                                         2,063     1,568
                                                            -------   -------
                            Total other income                6,719     6,070
                                                            -------   -------

OTHER EXPENSES
Salaries and employee benefits                                8,358     7,133
Occupancy expense                                             1,307     1,048
Other                                                         5,291     5,086
                                                            -------   -------
                            Total other expenses             14,956    13,267
                                                            -------   -------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                                 15,019    13,932

PROVISION FOR INCOME TAXES                                    4,181     3,803
                                                            -------   -------

NET INCOME                                                  $10,838   $10,129
                                                            =======   =======

COMPREHENSIVE INCOME                                        $12,375   $11,544
                                                            =======   =======

BASIC EARNINGS PER COMMON SHARE                             $  0.57   $  0.52
                                                            =======   =======

DILUTED EARNINGS PER COMMON SHARE                           $  0.57   $  0.51
                                                            =======   =======

COMMON STOCK DIVIDENDS DECLARED PER SHARE                   $  0.28   $  0.26
                                                            =======   =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                      Six Months Ended June 30,
                                                                                         2003          2002
                                                                                         ----          ----
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
Net income                                                                             $  10,838    $  10,129
Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation                                                                      1,161          956
         Provision for loan losses                                                         1,650        4,100
         Decrease in net deferred Federal income tax asset                                   424          725
         Amortization of investment premium and discount                                     224          (28)
         Net decrease in interest payable and other liabilities                             (404)      (1,063)
         Net decrease in interest receivable and other assets                                893        2,071
         Net increase in deferred loan fees                                                   83           53
         Other                                                                            (3,938)      (1,423)
                                                                                       ---------    ---------
             Net cash provided by operating activities                                 $  10,931    $  15,520
                                                                                       ---------    ---------

CASH FLOWS PROVIDED BY (USED FOR)
INVESTING ACTIVITIES:


Proceeds from maturities and redemptions of investment securities held to maturity     $  15,918    $  32,469


Proceeds from maturities and redemptions of investment securities available for sale     306,800      246,130
Proceeds from sales of investment securities available for sale                          123,789       27,704


Net (increase) decrease in loans                                                         (55,388)      10,185
Proceeds from sales of other real estate owned                                             4,849          636
Proceeds from sales of other assets                                                            4           96


Purchase of investment securities held to maturity                                        (2,902)      (4,794)
Purchase of investment securities available for sale                                    (407,432)    (239,358)
Purchase of bank premises and equipment                                                   (3,231)      (1,914)
Purchase of bank owned life insurance                                                    (15,000)           0
                                                                                       ---------    ---------
             Net cash provided by (used for) investing activities                      $ (32,593)   $  71,154
                                                                                       ---------    ---------

CASH FLOWS PROVIDED BY (USED FOR)
FINANCING ACTIVITIES:
Net increase in deposits                                                               $  12,466    $  14,746
Proceeds from issuance of common stock                                                       110            0
Repurchase of common stock                                                                  (659)      (5,139)
Dividends paid                                                                            (5,360)      (5,135)
                                                                                       ---------    ---------
             Net cash provided by financing activities                                 $   6,557    $   4,472
                                                                                       ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   $ (15,105)   $  91,146

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            43,618       66,137
                                                                                       ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF SIX MONTHS                                         $  28,513    $ 157,283
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

                               MBT FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  Other          Total
                                         Common                    Undivided   Comprehensive  Stockholders'
                                          Stock       Surplus       Profits    Income (Loss)     Equity
                                        --------      -------       -------    -------------   -----------
BALANCE
JANUARY 1, 2003                         $      0      $ 51,080      $115,395     $    524       $166,999

ADD (DEDUCT)
Net income for the year                                               10,838                      10,838
Net unrealized losses on securities
       available for sale, net of tax                                               1,537          1,537
Repurchase of 50,000 shares of
       common stock                                       (659)                                     (659)
Issuance of common stock under
       stock option plans                                  110                                       110
Dividends declared-
       Common ($.28 per share)                                        (5,351)                     (5,351)
                                        --------      --------      --------     --------       --------

BALANCE
JUNE 30, 2003                           $      0      $ 50,531      $120,882     $  2,061       $173,474
                                        ========      ========      ========     ========       ========





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

The reorganization resulted in an exchange of the Monroe Bank & Trust common stock for MBT Financial Corp. common stock. The exchange rate was two shares of MBT Financial Corp. for each share of Monroe Bank & Trust. Monroe Bank & Trust previously had 10,000,000 common shares authorized and outstanding, with a par value of $3.125 per share. MBT Financial Corp. has 30,000,000 common shares authorized, of which 19,118,348 are outstanding at June 30, 2003. The MBT Financial Corp. common stock has no par value. Monroe Bank & Trust is now a wholly owned subsidiary of MBT Financial Corp., a registered bank holding company.

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

Business Segments - While the Corporation's chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a company wide basis. Accordingly, all of the Corporation's operations are considered by management to be aggregated in one reportable segment.

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

2. EARNINGS PER SHARE
The calculation of net income per common share for the quarters ended June 30 is as follows:

                                                      2003           2002
                                                   -----------   -----------
BASIC
     Net income                                    $ 5,781,000   $ 6,016,000
                                                   -----------   -----------
     Net income applicable to common stock         $ 5,781,000   $ 6,016,000
                                                   -----------   -----------
     Average common shares outstanding              19,111,172    19,584,951
                                                   -----------   -----------
     Earnings per common share - basic             $      0.30   $      0.31
                                                   ===========   ===========

                                                      2003          2002
                                                   -----------   -----------
DILUTED
     Net income                                    $ 5,781,000   $ 6,016,000
                                                   -----------   -----------
     Net income applicable to common stock         $ 5,781,000   $ 6,016,000
                                                   -----------   -----------
     Average common shares outstanding              19,111,172    19,584,951
     Stock option adjustment                            32,439         2,694
                                                   -----------   -----------
     Average common shares outstanding - diluted    19,143,611    19,587,645
                                                   -----------   -----------
     Earnings per common share - diluted           $      0.30   $      0.31
                                                   ===========   ===========

The calculation of net income per common share for the six months ended June 30 is as follows:

                                                      2003          2002
                                                   -----------   -----------
BASIC
     Net income                                    $10,838,000   $10,129,000
                                                   -----------   -----------
     Net income applicable to common stock         $10,838,000   $10,129,000
                                                   -----------   -----------
     Average common shares outstanding              19,122,742    19,667,013
                                                   -----------   -----------
     Earnings per common share - basic             $      0.57   $      0.52
                                                   ===========   ===========

                                                      2003          2002
                                                   -----------   -----------
DILUTED
     Net income                                    $10,838,000   $10,129,000
                                                   -----------   -----------
     Net income applicable to common stock         $10,838,000   $10,129,000
                                                   -----------   -----------
     Average common shares outstanding              19,122,742    19,667,013
     Stock option adjustment                            14,254         1,441
                                                   -----------   -----------
     Average common shares outstanding - diluted    19,136,996    19,668,454
                                                   -----------   -----------
     Earnings per common share - diluted           $      0.57   $      0.51
                                                   ===========   ===========

The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

                                                         Weighted Average
                                           Shares         Exercise Price
----------------------------------------------------------------------------
 Options Outstanding, January 1             323,949                  $15.52
 Granted                                    179,500                   13.20
 Exercised                                    7,907                   13.87
 Cancelled                                        -                       -
----------------------------------------------------------------------------
 Options Outstanding, June 30               495,542                  $14.71
----------------------------------------------------------------------------
 Options Exercisable, June 30               204,708                  $16.50
----------------------------------------------------------------------------

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

Loans consist of the following (000s omitted):

                                                             June 30,        December 31,
                                                               2003              2002
                                                         -----------------------------------
Real estate loans                                            $658,422         $610,530
Loans to finance agricultural production and
      other loans to farmers                                    3,250            2,182
Commercial and industrial loans                               102,542           91,717
Loans to individuals for household, family,
      and other personal expenditures                          66,530           70,404
All other loans (including overdrafts)                            638              563
                                                         -----------------------------------
           Total loans, gross                                 831,382          775,396
           Less: Deferred loan fees                             1,674            1,591
                                                         -----------------------------------
           Total loans, net of deferred loan fees             829,708          773,805
           Less: Allowance for loan losses                     13,685           12,400
                                                         -----------------------------------
                                                             $816,023         $761,405
                                                         ===================================


Loans are placed in a nonaccrual status when, in the opinion of Management, the collection of additional interest is doubtful. All loans internally classified by Management as substandard or doubtful are reviewed for impairment. Allowances for loans determined to be impaired are included in the allowance for loan losses. All cash received on nonaccrual loans is applied to the principal balance. Nonperforming assets consists of nonaccrual loans, loans 90 days or more past due, restructured loans, real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure, and investment securities that are 90 days or more past due on the interest or principal payments. The following table summarizes nonperforming assets (000's omitted):


                                                       June 30,        December 31,
                                                         2003              2002
                                                   ------------------------------------
Nonaccrual loans                                        $ 24,962          $ 22,332
Loans 90 days past due                                       174                81
Restructured loans                                         5,904             6,807
                                                   ------------------------------------
      Total nonperforming loans                         $ 31,040          $ 29,220

Other real estate owned                                   11,445            15,088
Nonperforming investment securities                           79                88
                                                   ------------------------------------
      Total nonperforming assets                        $ 42,564          $ 44,396
                                                   ====================================

Nonperforming assets to total assets                        2.98%             3.15%
Allowance for loan losses to
      nonperforming assets                                 32.15%            27.93%

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):


                                              June 30,         December 31,
                                                2003               2002
                                         --------------------------------------
Balance beginning of year                     $ 12,400           $ 13,000
Provision for loan losses                        1,650              6,101
Loans charged off                                 (812)            (8,697)
Recoveries                                         447              1,996
                                         --------------------------------------
Balance end of period                         $ 13,685           $ 12,400
                                         ======================================

For each period, the provision for loan losses in the income statement results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses occurring in prior periods.

To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank's customers, the payment performance of individual loans and pools of homogeneous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank's recorded investment in the loan to the present value of expected cash flows discounted at the loan's effective interest rate, or the fair value of the collateral, or the loan's observable market price.

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

5. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of June 30, 2003 and December 31, 2002 (000's omitted):

                                                          June 30, 2003                  December 31, 2002
                                                          -------------                  -----------------
                                                     Amortized      Estimated         Amortized     Estimated
                                                        Cost       Market Value         Cost       Market Value
                                                   ------------------------------   -----------------------------
Held to Maturity
Obligations of U.S. Government Agencies              $     562      $     655        $     588      $     649
Obligations of States and Political
        Subdivisions                                   100,722        106,386          113,255        117,967
Other Securities                                         2,980          3,123            2,976          2,975
                                                   ------------------------------   -----------------------------
                                                     $ 104,264      $ 110,164        $ 116,819      $ 121,591
                                                   ==============================   =============================

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

                                                          June 30, 2003                 December 31, 2002
                                                          -------------                 -----------------
                                                     Amortized      Estimated         Amortized     Estimated
                                                        Cost       Market Value         Cost       Market Value
                                                   ------------------------------   -----------------------------
Available for Sale
Obligations of U.S. Government Agencies               $ 286,901      $ 289,560        $ 322,878      $ 325,131
Obligations of States and Political
        Subdivisions                                     21,435         22,252           14,680         14,723
Other Securities                                         90,348         90,044           84,554         83,064
                                                   ------------------------------   -----------------------------
                                                      $ 398,684      $ 401,856        $ 422,112      $ 422,918
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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

                                                                               Contractual Amount
                                                                     ---------------------------------------
                                                                          June 30,          December 31,
                                                                            2003                2002
                                                                     ---------------------------------------
Commitments to extend credit:
      Unused portion of commercial lines of credit                        $ 93,525            $ 97,402
      Unused portion of credit card lines of credit                          9,761              10,018
      Unused portion of home equity lines of credit                         17,019              16,953
Standby letters of credit and financial guarantees written                  19,381              17,320

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

                               FINANCIAL CONDITION

The Corporation's total deposits increased $12.5 million, or 1.2% since the beginning of the year. Demand Deposits increased $3.7 million, Savings Deposits increased $5.5 million and Other Time Deposits increased $3.3 million. The Corporation's deposit growth has been slower than expected as we have been offering less competitive deposit rates than usual. We lowered our deposit rates in an attempt to lower our interest expense and because the low yields on investment securities have reduced our desire to attract more deposit funding. Local loan demand has begun to increase, and with our expansion into the Southern Wayne County area, Loans increased $55.9 million since the beginning of the year. The loan growth was funded by the small increase in deposits, a decrease of $10.5 million in Federal funds sold, and a decrease of $33.6 million in investment securities. The Bank Owned Life Insurance (BOLI) increased $15.5 million due to an additional investment of $15.0 million in the second quarter. The Bank owns insurance on the lives of its directors and key executives and has entered into split dollar life insurance agreements with each of the insured individuals whereby the Bank agrees to split the death benefits of the policies with the individuals' designated beneficiaries.

                              RESULTS OF OPERATIONS

A comparison of the income statements for the three months ended June 30, 2003 and 2002 shows a 2.6% increase in Net Interest Income. Interest and fees on loans decreased $0.4 million, or 3.0% and interest on investment securities and fed funds sold decreased $0.9 million, or 13.3%. Although average loans outstanding increased $54.1 million, the average yield on those loans decreased from 7.33% to 6.53%. The average investment portfolio decreased $13.7 million and the yield on those investments decreased from 5.10% to 4.35%. We expect the decline in asset yields to continue through the third quarter, even if there are no further rate cuts by the Federal Reserve, as existing assets mature and are replaced with lower yielding assets. Even if the economic recovery continues, we do not expect increases in interest rates in the near future.

Average deposits increased from $0.997 billion in the second quarter of 2002 to $1.036 billion in the second quarter of 2003, while at the same time the average cost of these deposits decreased from 2.23% to 1.61%. The result was a decrease in Interest on Deposits of $1.4 million, or 25.6%.

Average borrowed funds increased from $225.1 million in the second quarter of 2002 to $240.1 million in the second quarter of 2003, while the average cost of these borrowings decreased from 5.72% to 4.95%. The borrowings primarily consist of Federal Home Loan Bank advances, which were utilized to fund increased investment in earning assets. The rapid decline in interest rates over the last two years allowed us an opportunity to lower the cost of our deposit sources of funds. We also restructured our portfolio of FHLB advances in the second quarter of 2003. Previously, the entire portfolio of $225 million was fixed rate, putable advances with an average cost of 5.72%. The restructuring resulted in a portfolio of $95 million of floating rate advances at an average cost of 3 month LIBOR plus 2.27% and $130 million of fixed rate, putable advances at an average cost of 5.42%. Although the net interest margin for the second quarter of 2003 was lower than the net interest margin in the second quarter of 2002 (3.54% vs. 3.64%), the restructuring of the advances helped us improve the net interest margin from the 3.36% experienced in the first quarter of 2003.

The Provision for Loan Losses decreased $0.5 million, or 38.9% as the Corporation aggressively addressed credit quality concerns in 2002. Nonperforming loans increased $1.8 million in the first half of 2003, but other real estate owned decreased $3.6 million, resulting in a decrease of $1.8 million in total nonperforming assets. Management has analyzed the credits involved and believes that the Allowance for Loan Losses is adequate as of June 30, 2003. However, if the pace of the economic recovery remains slow, there may be further deterioration in the portfolio which would make an increase in the provision necessary. Trust Income increased $127,000, or 18.3%, as the market values of trust assets began to recover. Service Charges on Deposit Accounts increased $206,000, or 18.8%, due to increases in overdraft activity and changes in fees. Other income increased $378,000, or 49.0%. This was primarily due to the continued low interest rate environment, which has allowed mortgage loan origination fees to remain strong. Gains on the sale of securities decreased $489,000, or 66.9% due to the large amount of securities sold in 2002.

Salaries and Employee Benefits increased $610,000, and Occupancy Expense increased $119,000, largely due to the Bank's expansion into the southern Wayne County area. Other Expenses increased $592,000 due to losses on ORE, legal and other professional fees, and membership dues related to our listing on the NASDAQ National Market in 2003. These results were consistent with our expectations for the quarter.

As a result of the above activity, Income Before Provision for Income Taxes decreased $249,000, or 3.0%. The Provision for Income Taxes decreased $14,000, or 0.6%, and reflects our anticipated annual effective tax rate of 27.8%. Net Income decreased $235,000, or 3.9%.

For the six months ended June 30, 2003 versus 2002, Net Interest Income decreased $323,000, or 1.3%. Interest and fees on loans decreased $1.8 million, or 6.0% and interest on investment securities and fed funds sold decreased $1.7 million, or 12.9%. Although average loans outstanding increased $31.9 million, the average yield on those loans decreased from 7.42% to 6.63%. The average investment portfolio decreased $14.8 million and the yield on investments decreased from 5.03% to 4.28%. This decline was consistent with our expectations, and we anticipate that it will continue, at a slower pace, through the second half of this year. Even if the economic recovery continues, we do not expect increases in interest rates in the near future.

Average deposits increased from $1.008 billion in the first six months of 2002 to $1.034 billion in the first six months of 2003, while at the same time the average cost of deposits decreased from 2.29% to 1.66%. The result was a decrease in Interest on Deposits of $3.0 million, or 25.8%. Average borrowed funds increased from $225.1 million in the first six months of 2002 to $234.7 million in the first six months of 2003 while the average cost of these borrowings decreased from 5.72% to 5.30%. The average borrowings consist of $225.0 million Federal Home Loan Bank advances, and $8.7 million in fed funds borrowed. The rapid decline in interest rates over the last two years allowed us an opportunity to lower the cost of our deposit sources of funds. We also restructured our portfolio of FHLB advances in the second quarter of 2003. The net interest margin for the six months ended June 30, 2003 was 3.45%, compared to 3.62% for the six months ended June 30, 2002. While the net interest margin has declined compared to 2002, it began to improve in the second quarter of 2003, and we believe that it will continue to improve in the second half of this year.

The Provision for Loan Losses decreased $2.5 million, or 59.8% as the Corporation aggressively addressed credit quality concerns in 2002. Management has analyzed the Allowance for Loan Losses and believes it is adequate as of June 30, 2003. However, if the pace of the economic recovery remains slow, there may be further deterioration in the portfolio which would make an increase in the provision necessary. Service Charges on Deposit Accounts increased $425,000, or 20.0%, due to increases in overdraft activity and changes in fees. Other income increased $495,000, or 31.6%. This was primarily due to the continued low interest rate environment, which has allowed mortgage loan origination fees to remain strong. Gains on the sale of securities decreased $324,000, or 43.9% due to the large amount of securities sold in 2002.

Salaries and Employee Benefits increased $1.2 million, and Occupancy Expense increased $259,000, largely due to the Bank's expansion into the southern Wayne County area. These results were consistent with our expectations for the first half of the year, and we do not anticipate significant increases from these levels in the second half of the year.

As a result of the above activity, Income Before Provision for Income Taxes increased $1.1 million, or 7.8%. The Provision for Income Taxes increased $378,000, or 9.9%, and reflects our anticipated annual effective tax rate of 27.8%. Net Income for the six months increased $709,000, or 7.0% compared to last year.

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

Total stockholders' equity of the Corporation was $173.5 million at June 30, 2003 and $167.0 million at December 31, 2002. The ratio of equity to assets was 12.1% at June 30, 2003 and 11.8% at December 31, 2002. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%.


The following table summarizes the capital ratios of the Bank:


                                   June 30, 2003           December 31, 2002
                               ----------------------   -----------------------
Leverage Capital                       11.8%                     11.8%
Tier 1 Risk Based Capital              17.3%                     17.8%
Total Risk Based Capital               18.5%                     19.0%


At June 30, 2003 and December 31, 2002, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

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

Each month, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank's net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of a gradual increase or decrease of 100 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of June 30, 2003 compared to December 31, 2002.


                                            Base         Rates         Rates
      (Dollars in Thousands)             Projection      Up 1%        Down 1%
      ----------------------            ------------  -----------  ------------
June 30, 2003 12 Month Projection
---------------------------------
     Interest Income                          76,372       82,296        73,858
     Interest Expense                         27,482       32,833        25,497
                                        ------------  -----------  ------------
     Net Interest Income                      48,890       49,463        48,361

     Percent Change From Base Projection                      1.2%         -1.1%
     ALCO Policy Limit (+/-)                                  5.0%          5.0%


                                            Base         Rates         Rates
      (Dollars in Thousands)             Projection      Up 1%        Down 1%
      ----------------------            ------------  -----------  ------------
December 31, 2002 12 Month Projection
-------------------------------------
     Interest Income                          78,601       85,829        76,840
     Interest Expense                         29,671       34,654        27,837
                                        ------------  -----------  ------------
     Net Interest Income                      48,930       51,175        49,003

     Percent Change From Base Projection                     4.6%           0.1%
     ALCO Policy Limit (+/-)                                 5.0%           5.0%

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout the first six months of 2003, the estimated variability of the net interest income was within the Bank's established policy limits.

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


                                           Fair Value at June 30, 2003
                                           ---------------------------
                                                           Rates
 (Dollars in Thousands)        Base          Up 1%         Up 2%       Down 1%      Down 2%
 ----------------------  -----------------------------------------------------------------
Assets                      1,436,445    1,417,780     1,397,261    1,453,564        n/a
Liabilities                 1,272,901    1,245,415     1,218,986    1,300,167        n/a
                         -----------------------------------------------------------------
Stockholders' Equity          163,544      172,365       178,275      153,397        n/a

Change in Equity                               5.4%          9.0%        -6.2%       n/a
ALCO Policy Limit (+/-)                       15.0%         25.0%        15.0%        25.0%

                                        Fair Value at December 31, 2002
                                        -------------------------------
                                                        Rates
 (Dollars in Thousands)      Base         Up 1%         Up 2%       Down 1%      Down 2%
 ----------------------  -----------------------------------------------------------------
Assets                      1,423,339    1,403,002     1,382,282    1,443,392    1,463,252
Liabilities                 1,252,659    1,221,105     1,190,916    1,285,665    1,308,038
                         -----------------------------------------------------------------
Stockholders' Equity          170,680      181,897       191,366      157,727      155,214

Change in Equity                               6.6%         12.1%        -7.6%        -9.1%
ALCO Policy Limit (+/-)                       15.0%         25.0%        15.0%        25.0%


The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout the first six months of 2003, the estimated variability of the economic value of equity was within the Bank's established policy limits.

The Bank's interest rate risk, as measured by the net interest income and economic value of equity simulations, increased slightly in the first quarter of 2003. In order to reduce the interest rate risk, the Bank restructured its portfolio of Federal Home Loan Bank advances in the second quarter of 2003. The restructuring consisted of converting $95 million of fixed rate, putable advances, which had an average cost of 5.96%, to variable rate advances which will reset quarterly at an average rate of 3 month LIBOR plus 2.27%. This lowered the average cost of the entire portfolio of $225 million in borrowings from 5.72% to 4.99%.

ITEM 4. CONTROLS AND PROCEDURES


The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Shareholders of MBT Financial Corp. was held on May 1, 2003.
     (b)  The following directors were elected to a new term of office:

                  Connie S. Cape
                  Joseph S. Daly
                  Thomas M. Huner
                  Gerald L. Kiser
                  Ronald D. LaBeau
                  Rocque E. Lipford
                  William D. McIntyre, Jr.
                  Michael J. Miller
                  Richard A. Sieb
                  Philip P. Swy

     (c) The Annual Meeting of Shareholders of MBT Financial Corp. was held for the following purposes:

                    1.   To elect a Board of Directors for the ensuing year;
                    2. To transact such other business as may properly come before the meeting or any adjournment thereof.

          The results of the voting are as follows:

          Proposal 1, Election of Directors:

                                                     Withhold
                                   For               Authority
                             -----------------------------------
Connie S. Cape                     12,625,026           110,319
Joseph S. Daly                     12,579,396           155,949
Thomas M. Huner                    12,538,692           196,653
Gerald L. Kiser                    12,503,146           232,199
Ronald D. LaBeau                   12,627,414           107,931
Rocque E. Lipford                  12,216,634           518,711
William D. McIntyre, Jr.           12,223,560           511,785
Michael J. Miller                  12,628,450           106,895
Richard A. Sieb                    12,630,946           104,399
Philip P. Swy                      12,513,146           222,199

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

         10.1     Separation Agreement and Release of All Claims

         31.1 Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

         31.2 Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

         32.1     Certification by Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification by Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K



MBT Financial Corp. filed the following report on Form 8-K during the quarter ended June 30, 2003:



Date of Event Reported     Event Reported

April 14, 2003             Items 9 and 12 - Regulation FD Disclosure, and
                           Disclosure of Results of Operations and Financial
                           Condition, First Quarter 2003 Earnings Announcement

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                MBT Financial Corp.
                                                --------------------------------
                                                (Registrant)



August 12, 2003                                 /s/ Ronald D. LaBeau
------------------                              --------------------------------
Date                                            Ronald D. LaBeau
                                                Chairman &
                                                Chief Executive Officer



August 12, 2003                                 /s/ John L. Skibski
------------------                              --------------------------------
Date                                            John L. Skibski
                                                Senior Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number    Description of Exhibits


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

10.1              Separation Agreement and Release of All Claims

31.1 Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2 Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1              Certification by Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2              Certification by Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.