Form 10-Q
period 2003-09-30
MBT FINANCIAL CORP
filed 2003-10-29
CIK 1118237

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

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

Yes [X] No [ ]

As of October 27, 2003, there were 19,115,141 shares of the Corporation's Common Stock outstanding.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               MBT FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (AMOUNTS IN THOUSANDS)

                                                                                  September 30,     December 31,
                                                                                      2003              2002
                                                                                      ----              ----
ASSETS

Cash and due from banks                                                           $      27,074     $      30,618
Federal funds sold                                                                       22,600            13,000
Investment securities
      Held to maturity-
       Obligations of U.S. Government agencies (Estimated market value
           of $603 and $649)                                                                546               588
       Obligations of states and political subdivisions (Estimated market
           value of $100,585 and $117,967)                                               96,663           113,255
       Other securities (Estimated market value of $3,130
           and $2,975)                                                                    2,982             2,976
      Available for sale-
       Obligations of U.S. Government agencies                                          320,324           325,131
       Obligations of states and political subdivisions                                  25,856            14,723
       Other securities                                                                  73,579            83,064
Loans                                                                                   838,648           773,360
Loans held for sale                                                                         411               445
Allowance for loan losses                                                               (18,773)          (12,400)
Bank premises and equipment, net                                                         17,883            15,437
Other real estate owned                                                                  11,578            15,088
Bank Owned Life Insurance                                                                32,895            16,985
Interest receivable and other assets                                                     18,954            17,424
                                                                                  -------------     -------------
       Total assets                                                               $   1,471,220     $   1,409,694
                                                                                  =============     =============

LIABILITIES

Non-interest bearing demand deposits                                              $     132,174     $     123,596
Interest bearing demand deposits                                                         64,317            69,756
Savings deposits                                                                        539,634           470,192
Other time deposits                                                                     334,137           347,416
                                                                                  -------------     -------------
       Total deposits                                                                 1,070,262         1,010,960

Federal funds purchased                                                                       0                 0
Federal Home Loan Bank advances                                                         225,000           225,000
Interest payable and other liabilities                                                    7,053             6,735
                                                                                  -------------     -------------
       Total liabilities                                                              1,302,315         1,242,695
                                                                                  -------------     -------------

STOCKHOLDERS' EQUITY

Common stock (no par value; 30,000,000 shares authorized,
      19,113,521 and 19,160,441 shares issued and outstanding)                                0                 0
Surplus                                                                                  50,458            51,080
Undivided profits                                                                       119,988           115,395
Net unrealized gains (losses) on securities
      available for sale, net of tax                                                     (1,541)              524
                                                                                  -------------     -------------
       Total stockholders' equity                                                       168,905           166,999
                                                                                  -------------     -------------
       Total liabilities and stockholders' equity                                 $   1,471,220     $   1,409,694
                                                                                  =============     =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  Three Months Ended September 30,

                                                                                      2003              2002
                                                                                      ----              ----
INTEREST INCOME
Interest and fees on loans                                                        $      13,782     $      15,102
Interest on investment securities-
         Obligations of U.S. Government agencies                                          3,069             3,032
         Obligations of states and political subdivisions                                 1,524             1,668
         Other securities                                                                   906             1,093
Interest on Federal funds sold                                                               18               268
                                                                                  -------------     -------------
                            Total interest income                                        19,299            21,163
                                                                                  -------------     -------------

INTEREST EXPENSE
Interest on deposits                                                                      3,865             5,318
Interest on borrowed funds                                                                2,659             3,249
                                                                                  -------------     -------------
                            Total interest expense                                        6,524             8,567
                                                                                  -------------     -------------

NET INTEREST INCOME                                                                      12,775            12,596

PROVISION FOR LOAN LOSSES                                                                 6,325             1,400
                                                                                  -------------     -------------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                                                           6,450            11,196
                                                                                  -------------     -------------

OTHER INCOME
Income from trust services                                                                  761               956
Service charges on deposit accounts                                                       1,417             1,175
Security gains                                                                              454                33
Other                                                                                     1,250               868
                                                                                  -------------     -------------
                            Total other income                                            3,882             3,032
                                                                                  -------------     -------------

OTHER EXPENSES
Salaries and employee benefits                                                            4,064             3,548
Occupancy expense                                                                           626               535
Other                                                                                     2,990             2,332
                                                                                  -------------     -------------
                            Total other expenses                                          7,680             6,415
                                                                                  -------------     -------------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                                                              2,652             7,813

PROVISION FOR INCOME TAXES                                                                  679             2,133
                                                                                  -------------     -------------

NET INCOME                                                                        $       1,973     $       5,680
                                                                                  =============     =============

COMPREHENSIVE INCOME (LOSS)                                                       $      (1,629)    $       5,934
                                                                                  =============     =============

BASIC EARNINGS PER COMMON SHARE                                                   $        0.10     $        0.29
                                                                                  =============     =============

DILUTED EARNINGS PER COMMON SHARE                                                 $        0.10     $        0.29
                                                                                  =============     =============

COMMON STOCK DIVIDENDS DECLARED PER SHARE                                         $        0.15     $        0.14
                                                                                  =============     =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  Nine Months Ended September 30,

                                                                                      2003              2002
                                                                                      ----              ----
INTEREST INCOME
Interest and fees on loans                                                        $      41,778     $      44,877
Interest on investment securities-
         Obligations of U.S. Government agencies                                          9,382             9,836
         Obligations of states and political subdivisions                                 4,704             5,085
         Other securities                                                                 2,905             3,901
Interest on Federal funds sold                                                              109               542
                                                                                  -------------     -------------
                           Total interest income                                         58,878            64,241
                                                                                  -------------     -------------

INTEREST EXPENSE
Interest on deposits                                                                     12,365            16,779
Interest on borrowed funds                                                                8,832             9,637
                                                                                  -------------     -------------
                           Total interest expense                                        21,197            26,416
                                                                                  -------------     -------------

NET INTEREST INCOME                                                                      37,681            37,825

PROVISION FOR LOAN LOSSES                                                                 7,975             5,500
                                                                                  -------------     -------------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                                                          29,706            32,325
                                                                                  -------------     -------------

OTHER INCOME
Income from trust services                                                                2,454             2,596
Service charges on deposit accounts                                                       3,966             3,299
Security gains                                                                              868               771
Other                                                                                     3,313             2,437
                                                                                  -------------     -------------
                           Total other income                                            10,601             9,103
                                                                                  -------------     -------------

OTHER EXPENSES
Salaries and employee benefits                                                           12,422            10,681
Occupancy expense                                                                         1,933             1,583
Other                                                                                     8,281             7,418
                                                                                  -------------     -------------
                           Total other expenses                                          22,636            19,682
                                                                                  -------------     -------------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                                                             17,671            21,746

PROVISION FOR INCOME TAXES                                                                4,860             5,937
                                                                                  -------------     -------------

NET INCOME                                                                        $      12,811     $      15,809
                                                                                  =============     =============

COMPREHENSIVE INCOME                                                              $      10,746     $      17,478
                                                                                  =============     =============

BASIC EARNINGS PER COMMON SHARE                                                   $        0.67     $        0.81
                                                                                  =============     =============

DILUTED EARNINGS PER COMMON SHARE                                                 $        0.67     $        0.81
                                                                                  =============     =============

COMMON STOCK DIVIDENDS DECLARED PER SHARE                                         $        0.43     $        0.40
                                                                                  =============     =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               MBT FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                            Nine Months Ended September 30,
                                                                                                2003              2002
                                                                                                ----              ----
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
Net income                                                                                  $      12,811     $      15,809
Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation                                                                              1,759             1,446
          Provision for loan losses                                                                 7,975             5,500
          (Increase) decrease in net deferred Federal income tax asset                             (1,424)            1,154
          Amortization of investment premium and discount                                              75            (2,475)
          Net increase (decrease) in interest payable and other liabilities                           318            (1,040)
          Net (increase) decrease in interest receivable and other assets                            (106)              596
          Net increase (decrease) in deferred loan fees                                                84                (4)
          Other                                                                                    (4,790)           (1,687)
                                                                                            -------------     -------------
               Net cash provided by operating activities                                    $      16,702     $      19,299
                                                                                            -------------     -------------

CASH FLOWS PROVIDED BY (USED FOR)
INVESTING ACTIVITIES:
Proceeds from maturities and redemptions of investment securities held to maturity          $      22,518     $      53,419
Proceeds from maturities and redemptions of investment securities available for sale              343,870           336,125
Proceeds from sales of investment securities available for sale                                   166,685            28,671
Net (increase) decrease in loans                                                                  (65,010)            2,826
Proceeds from sales of other real estate owned                                                      5,509             1,465
Proceeds from sales of other assets                                                                    13               113
Purchase of investment securities held to maturity                                                 (4,705)           (6,704)
Purchase of investment securities available for sale                                             (510,964)         (470,454)
Purchase of bank premises and equipment                                                            (4,205)           (2,636)
Purchase of bank owned life insurance                                                             (15,000)                0
                                                                                            -------------     -------------
               Net cash used for investing activities                                       $     (61,289)    $     (57,175)
                                                                                            -------------     -------------

CASH FLOWS PROVIDED BY (USED FOR)
FINANCING ACTIVITIES:
Net increase in deposits                                                                    $      59,302     $          67
Net increase in Federal funds purchased                                                                 0            13,300
Proceeds from issuance of common stock                                                                186                 0
Repurchase of common stock                                                                           (808)           (6,713)
Dividends paid                                                                                     (8,037)           (7,652)
                                                                                            -------------     -------------
               Net cash provided by financing activities                                    $      50,643     $        (998)
                                                                                            -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        $       6,056     $     (38,874)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                     43,618            66,137
                                                                                            -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF NINE MONTHS                                             $      49,674     $      27,263
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

                               MBT FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              Other           Total
                                                   Common                    Undivided    Comprehensive   Stockholders'
                                                    Stock       Surplus       Profits     Income (Loss)      Equity
                                                 ----------    ----------    ----------   -------------   -------------
BALANCE
JANUARY 1, 2003                                  $        0    $   51,080    $  115,395    $      524      $  166,999

ADD (DEDUCT)
Net income for the year                                                          12,811                        12,811
Net unrealized losses on securities
         available for sale, net of tax                                                        (2,065)         (2,065)
Repurchase of 60,000 shares of
         common stock                                                (808)                                       (808)
Issuance of common stock under
         stock option plans                                           186                                         186
Dividends declared-
         Common ($.43 per share)                                                 (8,218)                       (8,218)
                                                 ----------    ----------    ----------    ----------      ----------

BALANCE
SEPTEMBER 30, 2003                               $        0    $   50,458    $  119,988    $   (1,541)     $  168,905
                                                 ==========    ==========    ==========    ==========      ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The unaudited consolidated financial statements include the accounts of MBT Financial Corp. (the "Corporation") and its subsidiary, Monroe Bank & Trust (the "Bank"). The Bank includes the accounts of its wholly owned subsidiaries, MBT Credit Company, Inc. and MB&T Financial Services, Inc. The Bank operates twenty-one branches in Monroe County, Michigan and three branches in Wayne County, Michigan. MBT Credit Company, Inc. operates a mortgage loan office in Monroe County and a loan production office in Wayne County. The Bank's primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Corporation's sole business segment is community banking.

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

The reorganization resulted in an exchange of the Monroe Bank & Trust common stock for MBT Financial Corp. common stock. The exchange rate was two shares of MBT Financial Corp. for each share of Monroe Bank & Trust. Monroe Bank & Trust previously had 10,000,000 common shares authorized and outstanding, with a par value of $3.125 per share. MBT Financial Corp. has 30,000,000 common shares authorized, of which 19,113,521 are outstanding at September 30, 2003. The MBT Financial Corp. common stock has no par value. Monroe Bank & Trust is now a wholly owned subsidiary of MBT Financial Corp., a registered bank holding company.

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

Comprehensive Income (Loss) is comprised of Net Income and Other Comprehensive Income, which consists of the change in net unrealized gains (losses) on securities available for sale, net of tax.

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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

2. EARNINGS PER SHARE

The calculation of net income per common share for the quarters ended September 30 is as follows:

                                                                    2003              2002
                                                                -------------     -------------
BASIC
     Net income                                                 $   1,973,000     $   5,680,000
                                                                -------------     -------------
     Net income applicable to common stock                      $   1,973,000     $   5,680,000
                                                                -------------     -------------
     Average common shares outstanding                             19,115,234        19,304,661
                                                                -------------     -------------
     Earnings per common share - basic                          $        0.10     $        0.29
                                                                =============     =============

                                                                    2003              2002
                                                                -------------     -------------
DILUTED
     Net income                                                 $   1,973,000     $   5,680,000
                                                                -------------     -------------
     Net income applicable to common stock                      $   1,973,000     $   5,680,000
                                                                -------------     -------------
     Average common shares outstanding                             19,115,234        19,304,661
     Stock option adjustment                                           18,387                 -
                                                                -------------     -------------
     Average common shares outstanding - diluted                   19,133,621        19,304,661
                                                                -------------     -------------
     Earnings per common share - diluted                        $        0.10     $        0.29
                                                                =============     =============

The calculation of net income per common share for the nine months ended September 30 is as follows:

                                                                    2003              2002
                                                                -------------     -------------
BASIC
     Net income                                                 $  12,811,000     $  15,809,000
                                                                -------------     -------------
     Net income applicable to common stock                      $  12,811,000     $  15,809,000
                                                                -------------     -------------
     Average common shares outstanding                             19,120,212        19,544,769
                                                                -------------     -------------
     Earnings per common share - basic                          $        0.67     $        0.81
                                                                =============     =============

                                                                    2003              2002
                                                                -------------     -------------
DILUTED
     Net income                                                 $  12,811,000     $  15,809,000
                                                                -------------     -------------
     Net income applicable to common stock                      $  12,811,000     $  15,809,000
                                                                -------------     -------------
     Average common shares outstanding                             19,120,212        19,544,769
     Stock option adjustment                                           15,352                 -
                                                                -------------     -------------
     Average common shares outstanding - diluted                   19,135,564        19,544,769
                                                                -------------     -------------
     Earnings per common share - diluted                        $        0.67     $        0.81
                                                                =============     =============

The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

                                                       Weighted Average
                                             Shares     Exercise Price
-----------------------------------------------------------------------
 Options Outstanding, January 1             323,949        $  15.52
 Granted                                    179,500           13.20
 Exercised                                   11,814           13.87
 Cancelled                                    3,000           13.85
-------------------------------------------------------------------
 Options Outstanding, September 30          488,635        $  15.56
-------------------------------------------------------------------
 Options Exercisable, September 30          199,801        $  16.56
-------------------------------------------------------------------

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

3. LOANS

The Bank grants commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan, southern Wayne County, Michigan, and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.

Loans consist of the following (000s omitted):

                                                            September 30,     December 31,
                                                                2003              2002
                                                            -------------------------------
Real estate loans                                           $     673,554     $     610,530
Loans to finance agricultural production and
      other loans to farmers                                        3,071             2,182
Commercial and industrial loans                                    95,051            91,717
Loans to individuals for household, family,
      and other personal expenditures                              68,689            70,404
All other loans (including overdrafts)                                369               563
                                                            -------------------------------
           Total loans, gross                                     840,734           775,396
           Less: Deferred loan fees                                 1,675             1,591
                                                            -------------------------------
           Total loans, net of deferred loan fees                 839,059           773,805
           Less: Allowance for loan losses                         18,773            12,400
                                                            -------------------------------
                                                            $     820,286     $     761,405
                                                            ===============================

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

                                                         September 30,     December 31,
                                                             2003              2002
                                                         -------------------------------
Nonaccrual loans                                         $      38,854     $      22,332
Loans 90 days past due                                             111                81
Restructured loans                                               7,023             6,807
                                                         -------------------------------
      Total nonperforming loans                          $      45,988     $      29,220

Other real estate owned                                         11,578            15,088
Nonperforming investment securities                                 79                88
                                                         -------------------------------
      Total nonperforming assets                         $      57,645     $      44,396
                                                         ===============================

Nonperforming assets to total assets                              3.92%             3.15%
Allowance for loan losses to
      nonperforming assets                                       32.57%            27.93%

                              MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):

                                         September 30,     December 31,
                                             2003              2002
                                         -------------------------------
Balance beginning of year                $      12,400     $      13,000
Provision for loan losses                        7,975             6,101
Loans charged off                               (2,204)           (8,697)
Recoveries                                         602             1,996
                                         -------------------------------
Balance end of period                    $      18,773     $      12,400
                                         ===============================

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

5. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of September 30, 2003 and December 31, 2002 (000's omitted):

                                                        September 30, 2003                December 31, 2002
                                                        ------------------                -----------------
                                                   Amortized        Estimated         Amortized       Estimated
                                                      Cost         Market Value         Cost         Market Value
                                                  -----------------------------     -----------------------------
Held to Maturity
Obligations of U.S. Government Agencies           $        546     $        603     $        588     $        649
Obligations of States and Political
        Subdivisions                                    96,663          100,585          113,255          117,967
Other Securities                                         2,982            3,130            2,976            2,975
                                                  -----------------------------     -----------------------------
                                                  $    100,191     $    104,318     $    116,819     $    121,591
                                                  =============================     =============================

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

                                                        September 30, 2003                December 31, 2002
                                                        ------------------                -----------------
                                                   Amortized        Estimated         Amortized       Estimated
                                                      Cost         Market Value         Cost         Market Value
                                                  -----------------------------     -----------------------------
Available for Sale
Obligations of U.S. Government Agencies           $    322,875     $    320,324     $    322,878     $    325,131
Obligations of States and Political
        Subdivisions                                    25,865           25,856           14,680           14,723
Other Securities                                        73,389           73,579           84,554           83,064
                                                  -----------------------------     -----------------------------
                                                  $    422,129     $    419,759     $    422,112     $    422,918
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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

                                                                          Contractual Amount
                                                                   -------------------------------
                                                                   September 30,     December 31,
                                                                       2003              2002
                                                                   -------------------------------
Commitments to extend credit:
      Unused portion of commercial lines of credit                 $     114,278     $      97,402
      Unused portion of credit card lines of credit                        9,935            10,018
      Unused portion of home equity lines of credit                       17,072            16,953
Standby letters of credit and financial guarantees written                19,943            17,320

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

                               FINANCIAL CONDITION

The Corporation's total deposits increased $59.3 million, or 5.9% since the beginning of the year. Demand Deposits increased $3.1 million, Savings Deposits increased $69.4 million while Other Time Deposits decreased $13.3 million. Deposits have migrated from Other Time Deposits to Savings Deposits as customers have elected to keep their money in more liquid accounts during this period of low interest rates. In order to control our interest rate risk and to prevent a rapid increase in our interest expense, we lowered our savings rates and raised our longer term certificate rates during the third quarter. The deposit growth, along with a $19.8 million decrease in investments, was used to fund increases of $55.9 million in loans, $9.6 million in federal funds sold, and $15.9 million in Bank Owned Life Insurance (BOLI). Local loan demand began to increase in the second quarter, and our expansion into the Southern Wayne County area contributed significantly to the loan growth.

                              RESULTS OF OPERATIONS

A comparison of the income statements for the three months ended September 30, 2003 and 2002 shows a 1.4% increase in Net Interest Income. Interest and fees on loans decreased $1.3 million, or 8.7% and interest on investment securities and fed funds sold decreased $0.5 million, or 9.0%. Although average loans outstanding increased $63.5 million, the average yield on those loans decreased from 7.45% to 6.16%. Although the average investment portfolio increased $39.1 million, the yield on investments decreased from 4.62% to 4.06%. Most of our commercial loan rates are based on the prime rate, which remains at a historically low level. We expect to see our loan yields continue to decline until the prime rate increases, which we do not anticipate will occur until the second half of 2004. Investment yields are market driven, and they are already starting to increase. Despite this, we expect our investment yields to continue to decline in the fourth quarter as older, higher yielding assets mature and are replaced with lower yielding securities.

Average deposits increased from $1.013 billion in the third quarter of 2002 to $1.046 billion in the third quarter of 2003, while at the same time the average cost of these deposits decreased from 2.08% to 1.47%. The result was a decrease in Interest on Deposits of $1.5 million, or 27.3%. Average borrowed funds increased from $225.4 million in the third quarter of 2002 to $237.6 million in the third quarter of 2003, while the average cost of these borrowings decreased from 5.72% to 4.44%. This reduction in the cost of the borrowed funds was due to the refinancing of some of our Federal Home Loan Bank advances and an increase in the use of federal funds borrowed. The cost of deposits should continue to decline in the fourth quarter, but we anticipate a slight increase in the cost of borrowed funds as we do not expect to borrow any federal funds. The net interest margin decreased from 3.53% in the third quarter of 2002 to 3.42% in the third quarter of 2003. The loan yields and net interest margin will be negatively impacted in the fourth quarter by the low interest rate environment and the increase in the amount of loans that are in nonaccrual status.

The Provision for Loan Losses increased $4.9 million as the Corporation decided to add $5.5 million to its allowance for loan losses due to the deterioration of a relationship with a large commercial customer. The Allowance for Loan Losses is now $18.8 million, or 2.2% of total loans. Although the allowance is only 32.6% of nonperforming assets, management believes the allowance is adequate due to the underlying collateral securing the nonperforming loans. The $13.9 million increase in nonaccrual loans was mainly attributable to 5 large commercial credits, which other than the one mentioned previously, are adequately collateralized. These credits were originated prior to improvements in our underwriting and monitoring systems that took place in the last few years. Although the current economy continues to provide some uncertainty, we believe that the loans placed on the books in recent years are less susceptible to losses of this type.

Trust Income decreased 20.4%, as the Bank collected a nonrecurring fee in the third quarter of 2002. Service Charges on Deposit Accounts increased 20.6%, due to increases in overdraft activity and changes in fees. Other income increased 44.0%. This was due to the continued low interest rate environment, which has allowed mortgage loan origination fees to remain strong, and an increase in the Bank's investment in BOLI. Gains on the sale of securities increased as the Bank sold securities to fund increases in loans.

Salaries and Employee Benefits increased 14.5%, and Occupancy Expense increased 17.0%, largely due to the Bank's expansion into the southern Wayne County area. The Bank now operates two full service branches and a loan and trust production office in Wayne County. As of September 30, 2003, the Wyandotte branch, which opened in the first quarter, has $11.5 million in deposits, and the Trenton branch, which opened in the third quarter, has $4.0 million in deposits. Other Expenses increased $658,000, or 28.2%, largely due to OREO related expenses, and legal and other professional fees. These results were consistent with our expectations for the quarter.

As a result of the above activity, Income Before Provision for Income Taxes decreased $5.2 million, or 66.1%. The Provision for Income Taxes decreased $1.5 million, or 68.2%, and reflects an anticipated annual effective tax rate of 27.5%.

For the nine months ended September 30, 2003 versus 2002, Net Interest Income decreased $144,000, or 0.4%. Interest and fees on loans decreased $3.1 million, or 6.9% and interest on investment securities and fed funds sold decreased $2.3 million, or 11.7%. Although average loans outstanding increased $42.5 million, the average yield on those loans decreased from 7.82% to 6.89%. The average investment portfolio increased $27.5 million while the yield on investments decreased from 4.91% to 4.21%. This decline was consistent with our expectations, and we anticipate that it will continue, at a slower pace, through the fourth quarter of this year. Even if the economic recovery continues, we do not expect increases in managed interest rates in the near future. We expect the recent improvement in market interest rates to lessen the impact on the investment portfolio yield.

Average deposits increased from $1.009 billion in the first nine months of 2002 to $1.038 billion in the first nine months of 2003, while at the same time the average cost of deposits decreased from 2.22% to 1.59%. The result was a decrease in Interest on Deposits of $4.4 million, or 26.3%. Average borrowed funds increased from $225.2 million in the first nine months of 2002 to $235.8 million in the first nine months of 2003 while the average cost of these borrowings decreased from 5.72% to 5.01%.

The Provision for Loan Losses increased $2.5 million, or 45.0% due to the additional provision in the third quarter of 2003. Management believes that the Allowance for Loan Losses is adequate, and does not anticipate the need for further sizeable increases. Service Charges on Deposit Accounts increased 20.2%, due to increases in overdraft activity and changes in fees. Other income increased $876,000, or 35.9%. This was due to the continued low interest rate environment, which allowed mortgage loan origination fees to remain strong through the first eight months of the year. Mortgage origination fees account for $394,000 of this increase. We expect the mortgage origination income to decline significantly in the fourth quarter of 2003.

Salaries and Employee Benefits increased $1.7 million, and Occupancy Expense increased $350,000, largely due to the Bank's expansion into the southern Wayne County area. These results were consistent with our expectations for the first three quarters of the year, and we do not anticipate significant increases from these levels in the fourth quarter.

As a result of the above activity, Income Before Provision for Income Taxes decreased $4.1 million, or 18.7%. The Provision for Income Taxes decreased $1.1 million, or 18.1%, and reflects our anticipated annual effective tax rate of 27.5%. Net Income for the nine months decreased $3.0 million, or 19.0% compared to last year.

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

Total stockholders' equity of the Corporation was $168.9 million at September 30, 2003 and $167.0 million at December 31, 2002. The ratio of equity to assets was 11.5% at September 30, 2003 and 11.8% at December 31, 2002. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Bank:

                                                                                    Minimum to be Well
                               September 30, 2003       December 31, 2002               Capitalized
                               ------------------       -----------------     ------------------------------
Leverage Capital                      11.6%                    11.8%                        5.0%
Tier 1 Risk Based Capital             17.1%                    17.8%                        6.0%
Total Risk Based Capital              18.4%                    19.0%                       10.0%

At September 30, 2003 and December 31, 2002, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout the first nine months of 2003, the estimated variability of the net interest income was within the Bank's established policy limits.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout the first nine months of 2003, the estimated variability of the economic value of equity was within the Bank's established policy limits.

The Bank's interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On October 28, 2003, we announced the plans of our current Chairman and Chief Executive Officer, Ronald D. LaBeau, to retire effective April 2, 2004. We anticipate the H. Douglas Chaffin, our current President and Chief Operating Officer will succeed Mr. LaBeau as Chief Executive Officer. However, our board of directors has not yet acted to elect a successor to Mr. LaBeau as Chief Executive Officer.

The Company's press release announcing Mr. LaBeau's retirement is filed as
Exhibit 99.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following exhibits are filed as a part of this report:

     3.1 Restated Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.

     3.2      Amended and Restated Bylaws of MBT Financial Corp.

     10.1     Supplemental Executive Retirement Agreement

     10.2     Split Dollar Agreement

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

     99 Press Release announcing retirement of Ronald D. LaBeau, Chairman and Chief Executive Officer.

(b) Reports on Form 8-K

MBT Financial Corp. filed the following report on Form 8-K during the quarter ended September 30, 2003:

Date of Event Reported     Event Reported

July 14, 2003              Items 9 and 12 - Regulation FD Disclosure, and
                           Disclosure of Results of Operations and Financial
                           Condition, Second Quarter 2003 Earnings Announcement

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              MBT Financial Corp.
                                              ------------------------
                                              (Registrant)

October 29, 2003                              /s/ Ronald D. LaBeau
Date                                          ----------------------------------
                                              Ronald D. LaBeau
                                              Chairman &
                                              Chief Executive Officer


October 29, 2003                              /s/ John L. Skibski
Date                                          ----------------------------------
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

3.2                     Amended and Restated Bylaws of MBT Financial Corp.

10.1                    Supplemental Executive Retirement Agreement

10.2                    Split Dollar Agreement

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

99 Press Release announcing retirement of Ronald D. LaBeau, Chairman and Chief Executive Officer.