Form 10-K
period 2003-12-31
MBT FINANCIAL CORP
filed 2004-03-15
CIK 1118237

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003    Commission File Number: 000-30973

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____


Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Bank's knowledge, in a definitive proxy statement incorporated by reference in Part III of the Form 10-K or any of the amendments of this Form 10-K. [ ].

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). YES  X    NO ____.


As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $334,379,907.

As of March 10, 2004, there were 17,505,054 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 6, 2004 are incorporated by reference into Part III of this report on Form 10-K.

================================================================================

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

Monroe Bank & Trust was incorporated and chartered as Monroe State Savings Bank under the laws of the State of Michigan in 1905. In 1940, Monroe Bank & Trust consolidated with Dansard Bank and moved to the present address of its main office. Monroe Bank & Trust operated as a unit bank until 1950 when it opened its first branch office in Ida, Michigan. It then continued its expansion to its present total of 24 branch offices, including its main office. Monroe Bank & Trust changed its name from "Monroe State Savings Bank" to "Monroe Bank & Trust" in 1968.

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

The Bank's primary market area is Monroe County, Michigan. According to the most recent market data, there are approximately seven other deposit taking/lending institutions competing in the Bank's market. According to the most recent market data for deposits, the Bank ranks first in market share with approximately 61% of the Monroe County market.

SUPERVISION AND REGULATION

MBT Financial Corp., as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the BHC Act), and is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the Federal Reserve Board). The BHC Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank. The BHC Act allows interstate bank acquisitions anywhere in the country and interstate branching by acquisition and consolidation in those states that have not opted out by January 1, 1997.

In addition, MBT Financial Corp. is generally prohibited by the BHC Act from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of managing or controlling banks or furnishing services to its subsidiaries. MBT Financial Corp. may, however, subject to the prior approval of the Federal Reserve Board, engage in, or acquire shares of companies engaged in activities which are deemed by the Federal Reserve Board by order or by regulation to be so closely related to banking or managing and controlling a bank as to be a proper activity.

On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act made sweeping changes with respect to the permissible financial services which various types of financial institutions may now provide. The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms, was repealed. Pursuant to the GLB Act, bank holding companies may elect to become a "financial holding company," provided that all of the depository institution subsidiaries of the bank holding company are "well capitalized" and "well managed" under applicable regulatory standards.

Under the GLB Act, a bank holding company that has elected to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are "financial in nature" include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve Board has determined to be closely related to banking. MBT Financial Corp. has not elected to become a financial holding company.

MBT Financial Corp.'s banking subsidiary is subject to limitations with respect to transactions with affiliates.

A substantial portion of the MBT Financial Corp.'s cash revenues is derived from dividends paid by its subsidiary bank. These dividends are subject to various legal and regulatory restrictions.

MBT Financial Corp.'s banking subsidiary, Monroe Bank & Trust (the "Bank") is subject to primary supervision, regulation and examination by the Michigan Office of Financial and Insurance Services and the Federal Deposit Insurance Corporation (FDIC).

Federal regulators adopted risk-based capital guidelines and leverage standards for banks and bank holding companies. A discussion of the impact of risk-based capital guidelines and leverage standards is presented in Note 14 of the MBT Financial Corp. financial statements included in Part II, Item 8 of this Form 10-K.

The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation in connection with the default of any FDIC-assisted transaction involving an affiliated insured bank or savings association.

Noncompliance with laws and regulations by financial holding companies and banks can lead to monetary penalties and/or an increased level of supervision or a combination of these two items. Management is not aware of any current instances of noncompliance with laws and regulations and does not anticipate any problems maintaining compliance on a prospective basis. Recent regulatory inspections and examinations of MBT Financial Corp. and the Bank have not disclosed any significant instances of noncompliance. The minor instances of noncompliance detected during these inspections and examinations were promptly corrected by management and no action was taken by the regulators against MBT Financial Corp. or the Bank.

The earnings and growth of MBT Financial Corp. are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Board. Its policies influence the amount of bank loans and deposits and the interest rates charged and paid thereon, and thus have an effect on earnings. The nature of future monetary policies and the effect of such policies on the future business and earnings of MBT Financial Corp. and its subsidiary bank cannot be predicted.

EMPLOYEES

MBT Financial Corp. has no employees other than its three officers, each of whom is also an employee and officer of Monroe Bank & Trust and who serve in their capacity as officers of MBT Financial Corp. without compensation. As of December 31, 2003, Monroe Bank & Trust had 373 full-time employees and 25 part-time employees. Monroe Bank & Trust provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services, and a 401(k) plan.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                    AGE     POSITION
----                    ---     --------
Ronald D. LaBeau        60      Chairman & Chief Executive Officer

H. Douglas Chaffin      47      President & Chief Operating Officer

Donald M. Lieto         48      Executive Vice President, Senior Administration
                                Manager, Monroe Bank & Trust

James E. Morr           57      Executive Vice President, Senior Trust Officer &
                                General Counsel, Monroe Bank & Trust

Thomas G. Myers         47      Executive Vice President & Chief Lending
                                Manager, Monroe Bank & Trust

John L. Skibski         39      Executive Vice President & Chief Financial
                                Officer, Monroe Bank & Trust;
                                Treasurer, MBT Financial Corp.

Herbert J. Lock         57      Senior Vice President & Investment Officer,
                                Monroe Bank & Trust;
                                Secretary, MBT Financial Corp.

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

Ronald D. LaBeau was Chairman & Chief Executive Officer in 2003 and President & Chief Executive Officer in 2002, 2001, 2000, and 1999. H. Douglas Chaffin was President & Chief Operating Officer in 2003, Executive Vice President, Senior Lending Manager in 2002 and 2001, and Senior Vice President & City Executive, Lakeshore Corporate Group, Huntington National Bank, in 2001, 2000 and 1999. Thomas G. Myers was Executive Vice President & Chief Lending Manager in 2003, Senior Vice President, Commercial Group Manager in 2003 and 2002, and Corporate Banking Group Manager, Huntington National Bank, in 2001, 2000, and 1999. Donald
M. Lieto was Executive Vice President, Senior Administration Manager in 2003, Senior Vice President, Information Services Manager in 2003, 2002, 2001, and 2000, and Vice President & Information Center Manager in 1999. James E. Morr was Executive Vice President, Senior Trust Officer and General Counsel in 2003, 2002, 2001, 2000 and 1999. John L. Skibski was Senior Vice President & Controller in 2003, Vice President & Controller in 2002, 2001 and 2000, and Second Vice President & Assistant Controller in 1999. Herbert J. Lock was Senior Vice President and Investment Officer in 2003, 2002, 2001, 2000, and 1999.

AVAILABLE INFORMATION

MBT Financial Corp. makes its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports available on its website, free of charge. The website address is www.mbandt.com.

                               Item 2. Properties

MBT Financial Corp. does not conduct any business other than its ownership of Monroe Bank & Trust's stock. MBT Financial Corp. operates its business from Monroe Bank & Trust's main office facility. Monroe Bank & Trust operates its business from its main office complex and 23 full service branches in the counties of Monroe and Wayne, Michigan. In addition, MBT Credit Company, Inc., a wholly owned subsidiary of Monroe Bank & Trust, operates a mortgage loan origination office in Monroe, Michigan, and a loan and trust office in Wyandotte, Michigan. The Bank owns its main office complex and 20 of its branches. The remaining three branches and the two MBT Credit Company, Inc. locations are leased.

                            Item 3. Legal Proceedings

MBT Financial Corp. and its subsidiaries are not a party to, nor is any of their property the subject of any material pending legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

          Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to the vote of holders of MBT Financial Corp. securities during the fourth quarter of 2003.

                                     Part II

          Item 5. Market for the Registrant's Common Stock and Related
                            Security Holder Matters

Common stock consists of 17,491,784 shares with a book value of $8.20. Dividends declared on common stock during 2003 amounted to $.58 per share. The common stock is traded on the NASDAQ National Market under the symbol MBTF. Below is a schedule of the high and low trading price for the past two years by quarter. These prices represent those known to Management, but do not necessarily represent all transactions that occurred.

                                2003                                    2002
                      HIGH             LOW                    HIGH             LOW
1st quarter       $   13.50          $ 13.00          $       14.60          $ 13.55
2nd quarter       $   18.80          $ 13.20          $       14.38          $ 13.85
3rd quarter       $   17.40          $ 14.50          $       14.00          $ 13.69
4th quarter       $   18.10          $ 15.20          $       14.00          $ 13.20


Dividends declared during the past three years on a quarterly basis were as follows:

                                   2003            2002            2001
           1st quarter       $    0.14       $    0.13       $    0.11
           2nd quarter       $    0.14       $    0.13       $    0.13
           3rd quarter       $    0.15       $    0.14       $    0.13
           4th quarter       $    0.15       $    0.14       $    0.13

At December 31, 2003 the Corporation's surplus account was $20,414,000 and undivided profits account was $123,867,000. Total stockholders' equity was decreased by the amount of net unrealized losses on securities available for sale of $835,000.

As of December 31, 2003, the number of common stockholders was 1,322. Management's present expectation is that dividends will continue to be paid in the future.

                         Item 6. Selected Financial Data

The selected financial data for the five years ended December 31, 2003 are derived from the audited Consolidated Financial Statements of the Corporation. The financial data set forth below contains only a portion of our financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA

Dollar amounts are in thousands,
 except per share data                          2003              2002              2001              2000              1999
                                            -----------       -----------       -----------       -----------       -----------
CONSOLIDATED STATEMENTS OF INCOME
Interest Income                             $    77,774       $    84,604       $   101,324       $    99,570       $    83,179
Interest Expense                                 27,467            34,387            49,535            49,681            38,290
                                            -----------       -----------       -----------       -----------       -----------
Net Interest Income                              50,307            50,217            51,789            49,889            44,889
Provision for Loan Losses                         8,005             6,101             7,400             6,298             9,388
                                            -----------       -----------       -----------       -----------       -----------
Net Interest Income after
 Provision for Loan Losses                       42,302            44,116            44,389            43,591            35,501
Other Income                                     13,803            12,791            10,651             8,709             6,920
Other Expenses                                   30,179            26,989            23,810            23,094            20,144
                                            -----------       -----------       -----------       -----------       -----------
Income before Provision
 for Income Taxes                                25,926            29,918            31,230            29,206            22,277
Provision for
 Income Taxes                                     6,611             8,114             8,307             8,031             5,207
                                            -----------       -----------       -----------       -----------       -----------
Net Income                                  $    19,315       $    21,804       $    22,923       $    21,175       $    17,070
                                            ===========       ===========       ===========       ===========       ===========
Net Income available to
 Common Shareholders                        $    19,315       $    21,804       $    21,923       $    21,168       $    17,060
                                            ===========       ===========       ===========       ===========       ===========

PER COMMON SHARE*
Basic Net Income                            $      1.02       $      1.12       $      1.10       $      1.06       $      0.85
Diluted Net Income                                 1.01              1.12              1.10              1.06              0.85
Cash Dividends Declared                            0.58              0.54              0.50              0.37              0.36
Book Value at Year End                             8.20              8.72              8.19              7.55              6.98
Average Common Shares
 Outstanding                                 19,026,369        19,458,737        19,933,580        20,000,000        20,000,000
                                            ===========       ===========       ===========       ===========       ===========

CONSOLIDATED BALANCE SHEETS (YEAR END)
Total Assets                                $ 1,457,788       $ 1,409,694       $ 1,394,168       $ 1,379,386       $ 1,216,477
Total Securities                                508,482           539,737           497,501           452,405           449,579
Loans, Net of Deferred Loan Fees                863,850           773,805           787,825           812,123           703,382
Allowance for Loan Losses                        14,500            12,400            13,000            10,600             9,900
Deposits                                      1,039,117         1,010,960           998,880           994,596           944,076
Borrowings                                      270,000           225,000           225,000           225,000           125,000
Total Shareholders' Equity                      143,446           166,999           161,730           150,955           139,647
                                            ===========       ===========       ===========       ===========       ===========

SELECTED FINANCIAL RATIOS
Return on Average Assets                           1.33%             1.55%             1.56%             1.66%             1.52%
Return on Average Equity                          11.39%            13.29%            13.70%            14.42%            11.99%
Net Interest Margin                                3.67%             3.79%             3.88%             4.13%             4.19%
Dividend Payout Ratio                             56.14%            47.99%            45.40%            34.95%            42.18%
Allowance for Loan Losses
 to Period End Loans                               1.68%             1.60%             1.65%             1.31%             1.41%
Allowance for Loan Losses
 to Non Performing Loans                          30.41%            27.93%            46.90%            51.53%            51.00%
Non Performing Loans
 to Period End Loans                               5.50%             5.74%             3.52%             2.53%             2.76%
Net Charge Offs to Average Loans                   0.72%             0.87%             0.59%             0.73%             1.52%
                                            ===========       ===========       ===========       ===========       ===========

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

CRITICAL ACCOUNTING POLICIES - The Bank's Allowance for Loan Losses is a "critical accounting estimate" because it is an estimate that is based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Corporation's financial condition. These assumptions include, but are not limited to, collateral values and the effect of economic conditions on the financial condition of the borrowers. To determine the Allowance for Loan Losses, the Bank estimates losses on all loans that are not classified as substandard or doubtful by applying historical loss rates to these loans in accordance with SFAS 5. In addition, all loans that are classified as substandard or doubtful and any loans that are nonaccrual or renegotiated are individually tested for impairment. Any amount of monetary impairment is included in the Allowance for Loan Losses in accordance with SFAS 114. Substandard, doubtful, nonaccrual, or renegotiated loans that do not have any monetary impairment identified are assigned an allowance following the same method as unclassified loans. Management is of the opinion that the Allowance for Loan Losses of $14,500,000 as of December 31, 2003 was adequate.

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of fair value or the loan carrying amount at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by Management and the assets are carried at the lower of carrying amount or fair value less cost to sell.

RESULTS OF OPERATIONS - Despite the slowdown in economic activity in 2001, we experienced our second consecutive record earnings year as Net Income increased $751,000, or 4%, compared to 2000. Deposits increased less than 1% and Total Assets increased only 1%. Net Loans showed a slight decrease of 3% as commercial and industrial loans decreased 34% and loans to individuals for household, family, and other personal expenditures decreased 19%. Real estate loans showed a small increase of 9%. Although Total Loans decreased, we increased our Allowance for Loan Losses $2,400,000. This increase was necessary as the weak economic conditions impacted the credit quality of many of our customers. Income before Provision for Income Taxes increased $1,026,000, or 4%, compared to 2000. With a slight increase in our investment in Obligations of States and Political Subdivisions, our Provision for Income Taxes increased only $275,000, or 3%. The effective tax rate was 27.5% in 2001.

Net Income decreased slightly in 2002 as we encountered continued low interest rates and a sluggish national and local economy. Net Income decreased $121,000, or less than 1%, compared to 2001. While Deposits and Total Assets each increased 1%, Net Loans decreased 2%. Commercial and industrial loans decreased 8% and loans to individuals for household, family, and other personal expenditures decreased 22% while real estate loans showed a slight increase of 3%. The decrease in loans was partially attributable to the transfer of $12,932,000 of loans to other real estate and charge offs of $8,697,000, which enabled us to reduce our allowance for loan losses $600,000. Income before Provision for Income Taxes decreased $314,000, or 1%, compared to 2001. A larger percentage of our income was in interest on Obligations of States and Political Subdivisions in 2002, resulting in a decrease of $193,000, or 2% in our Provision for Income Taxes. The effective tax rate decreased from 27.5% in 2001 to 27.1% in 2002.

In 2003, the deterioration of some large credit relationships led to a $5.5 million addition to the Allowance for Loan Losses. This caused Net Income to decrease $2,489,000, or 11%, compared to 2002. Although average earning assets increased $44.2 million, the net interest margin decreased ten basis points. As a result, the net interest income increased only $90,000. Equity markets began to recover late in 2003, but the low market values for most of the year caused our income from trust services to decline $181,000, or 5%. We were able to increase our deposit account service charges in 2003. While we are still one of the lowest cost providers of deposit services in our market, we increased our fee income by $787,000, or 17%. In 2003, we increased our investment in Bank Owned Life Insurance resulting in an increase of $508,000, or 64% in the earnings on these policies. Total non-interest income increased $1,012,000, or 8%. Non-interest expenses increased as we continued our expansion into the southern Wayne County market. During 2003 we opened two full service branches and we increased our total staffing from 375 to 389. These changes contributed to the increase of $3,190,000, or 12% in our non-interest expenses. Income before Provision for Income Taxes decreased $3,992,000, or 13% compared to 2002. The lower amount of income resulted in a decrease of $1,503,000, or 19% in our Provision for Income Taxes. The effective tax rate decreased from 27.1% in 2002 to 25.5% in 2003.

Earnings for the Bank are usually highly reflective of the Net Interest Income. In 2001, the Federal Open Market Committee of the Federal Reserve attempted to prevent a recession by lowering the Federal Funds target rate 11 times, for a total of 475 basis points. Interest income increased only $1.8 million and interest expense decreased $146,000, compared to 2000. As a result, Net Interest Income increased $1.9 million, or 4%. The Provision for Loan Losses increased $1.1 million, as the Allowance for Loan Losses was increased. Non-interest income increased $1.9 million and non-interest expense increased $1.7 million. Income from trust services declined modestly due to a large amount of estate settlement fees collected by the trust department in 2000 and the declining market value of trust assets in 2001. The large increase in service charges on deposit accounts was the result of increases in the rates charged for deposit services and the implementation of new programs for overdrafts. Other non-interest income increased due to increased fees on mortgage originations and gains on the sales of portions of the consumer credit card and commercial lease loan portfolios. These sales resulted in a gain of $717,000. The increase in non-interest expense was primarily the result of an increase in Salaries and Employee Benefits as staffing continued to increase in several areas. The small increase in Net Interest Income, along with the significant increases in Provision for Loan Losses and non-interest income, and the small increase in non-interest expense, resulted in a small increase in Net Income. In 2002, market interest rates remained at historically low levels, prompting many borrowers to refinance their existing debt. The low interest rate environment also resulted in an increase in the amount of investment securities called. These factors lead to a decrease in the yield on earning assets from 7.4% in 2001 to 6.2% in 2002. Total Interest Income decreased $16.7 million while Total Interest Expense decreased only $15.1 million, resulting in a decrease of $1.6 million in Net Interest Income. The Provision for Loan Losses decreased $1.3 million after the large increase in 2001. Other Income increased $2.1 million as service charges on deposit accounts increased due to an overdraft program started late in 2001 and security gains also increased. Non-interest expenses increased 9% compared to 2001. Salaries and Employee Benefits increased 9% as the Bank continued to add staff, particularly in the loan, credit analysis, and loan review areas. This additional staff will allow the Bank to provide better customer service to existing customers, resume the growth in the loan portfolio, and improve the monitoring of existing credit relationships. In 2003, rates remained low, with the Fed lowering the managed rates 25 basis points in June. This caused refinance activity to continue, and the Bank's yield on loans declined from 7.70% to 6.72%. Market rates also were low, and the investment yield dropped from 4.74% to 4.18% in 2003. During the year, the Bank restructured its portfolio of Federal Home Loan Bank advances, converting $95 million, or 42% of its portfolio, from fixed rate to floating rate. This lowered the cost of these borrowings from 5.72% in 2001 and 2002 to 5.05% in 2003. The average cost of interest bearing deposits was 4.1%, 2.4%, and 1.7% for 2001, 2002, and 2003 respectively. The table below shows selected financial ratios for the same three years.

                                              2003           2002          2001
                                              ----           ----          ----
      Return on Average Assets                1.33%          1.55%         1.56%
      Return on Average Equity               11.39%         13.29%        13.70%
      Dividend Payout Ratio                  56.14%         48.21%        45.40%
      Average Equity to Average Assets       11.71%         11.67%        11.40%

The following table shows the investment portfolio for the last three years (000s omitted).

                                                                                Held to Maturity
                                                 -------------------------------------------------------------------------------
                                                   December 31, 2003            December 31, 2002           December 31, 2001
                                                 -----------------------     -----------------------     -----------------------
                                                               Estimated                   Estimated                   Estimated
                                                 Amortized      Market       Amortized      Market       Amortized      Market
                                                   Cost         Value          Cost         Value          Cost          Value
                                                 ---------     ---------     ---------     ---------     ---------     ---------
U.S. Government agency and corporation
obligations                                      $    536      $    590      $    588      $    649      $ 30,044      $ 30,197
Securities issued by states and political
subdivisions in the U.S.                           95,634        99,234       113,255       117,968       129,075       131,921
Other domestic securities (debt and equity)         2,984         3,116         2,976         2,975         2,968         2,961
                                                 --------      --------      --------      --------      --------      --------
Total                                            $ 99,154      $102,940      $116,819      $121,592      $162,087      $165,079
                                                 ========      ========      ========      ========      ========      ========
Pledged securities                               $ 23,903      $ 25,175      $ 31,972      $ 33,672      $ 35,709      $ 36,775
                                                 ========      ========      ========      ========      ========      ========

                                                                               Available for Sale
                                                 -------------------------------------------------------------------------------
                                                    December 31, 2003           December 31, 2002           December 31, 2001
                                                 -----------------------     -----------------------     -----------------------
                                                               Estimated                   Estimated                   Estimated
                                                 Amortized      Market       Amortized      Market       Amortized      Market
                                                   Cost         Value          Cost         Value          Cost          Value
                                                 ---------     ---------     ---------     ---------     ---------     ---------
U.S. Government agency and corporation
obligations (excluding mortgage-backed           $315,004      $311,944      $322,878      $325,131      $226,027      $225,706
securities)
Securities issued by states and political
subdivisions in the U.S.                           26,047        26,473        14,680        14,723         8,646         8,142
Other domestic securities (debt and equity)        57,876        59,225        73,304        71,814        91,513        90,316
                                                 --------      --------      --------      --------      --------      --------
Total                                            $398,927      $397,642      $410,862      $411,668      $326,186      $324,164
                                                 ========      ========      ========      ========      ========      ========
Pledged securities                               $285,427      $283,103      $249,436      $251,994      $140,945      $140,594
                                                 ========      ========      ========      ========      ========      ========

The following table shows average daily balances, interest income or expense amounts, and the resulting average rates for interest earning assets and interest bearing liabilities for the last three years. Also shown are the net interest income, total interest rate spread, and the net interest margin for the same periods.

                                                                          Years Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                                      2003                            2002                           2001
                                       -------------------------------  -----------------------------  -----------------------------
                                        Average     Interest             Average    Interest            Average    Interest
                                         Daily      Earned     Average    Daily      Earned   Average    Daily      Earned   Average
      (Dollars in Thousands)            Balance     or Paid     Yield    Balance    or Paid    Yield    Balance    or Paid    Yield
      ----------------------           ---------   ---------   -------  ---------  ---------  -------  ---------  ---------  -------
Investments
 Obligations of US
  Government Agencies                    326,442      12,429     3.81%    288,438     13,106    4.54%    203,450     13,081    6.43%
 Obligations of States &
  Political Subdivisions(1)              123,489       6,206     5.03%    130,046      6,741    5.18%    127,640      6,822    5.34%
 Other Securities                         84,725       3,737     4.41%    105,876      5,028    4.75%    148,648      8,705    5.86%
                                       ---------   ---------   ------   ---------  ---------  ------   ---------  ---------  ------
Total Investments                        534,656      22,372     4.18%    524,360     24,875    4.74%    479,738     28,608    5.96%
                                       ---------   ---------   ------   ---------  ---------  ------   ---------  ---------  ------
Loans
 Commercial                              549,558      34,671     6.31%    489,498     35,081    7.17%    520,498     43,307    8.32%
 Mortgage                                166,665      11,829     7.10%    160,764     13,333    8.29%    191,752     16,356    8.53%
 Consumer                                104,971       8,754     8.34%    118,026     10,766    9.12%    128,122     12,606    9.84%
                                       ---------   ---------   ------   ---------  ---------  ------   ---------  ---------  ------
Total Loans(2)                           821,194      55,254     6.73%    768,288     59,180    7.70%    840,372     72,269    8.60%

Federal Funds Sold                        13,894         148     1.07%     32,950        549    1.67%     12,968        447    3.45%
                                       ---------   ---------   ------   ---------  ---------  ------   ---------  ---------  ------
Total Interest Earning Assets          1,369,744      77,774     5.68%  1,325,598     84,604    6.38%  1,333,078    101,324    7.60%

Cash & Due From Banks                     25,277                           30,306                         34,200
Interest Receivable and Other Assets      60,631                           49,585                         43,137
                                       ---------                        ---------                      ---------
Total Assets                           1,455,652                        1,405,489                      1,410,415
                                       =========                        =========                      =========

Savings Accounts                         132,780         560     0.42%    127,826      1,521    1.19%    117,429      2,453    2.09%
NOW Accounts                              67,290         281     0.42%     66,648        752    1.13%     59,886      1,280    2.14%
Money Market Deposits                    372,177       4,219     1.13%    336,370      5,661    1.68%    257,612      8,352    3.24%
Certificates of Deposit                  348,847      10,932     3.13%    358,846     13,535    3.77%    462,121     24,543    5.31%
Federal Funds Purchased                    9,136         120     1.31%      2,052         38    1.85%        562         27    4.80%
FHLB Advances                            225,000      11,355     5.05%    225,000     12,880    5.72%    225,000     12,880    5.72%
                                       ---------   ---------   ------   ---------  ---------  ------   ---------  ---------  ------
Total Interest Bearing Liabilities     1,155,230      27,467     2.38%  1,116,742     34,387    3.08%  1,122,610     49,535    4.41%

Non-interest Bearing Deposits            126,874                          119,613                         121,134
Other Liabilities                          3,971                            5,044                          6,598
                                       ---------                        ---------                      ---------
Total Liabilities                      1,286,075                        1,241,399                      1,250,342

Stockholders' Equity                     169,577                          164,090                        160,073
                                       ---------                        ---------                      ---------

Total Liabilities & Stockholders'
 Equity                                1,455,652                        1,405,489                      1,410,415
                                       =========                        =========                      =========
Net Interest Income                                   50,307                          50,217                         51,789

Interest Rate Spread                                             3.30%                          3.30%                          3.19%

Net Interest Income as a percent of
 average earning assets                                          3.67%                          3.79%                          3.88%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities for the period indicated:

                                                                    Years Ended December 31,
                            -------------------------------------------------------------------------------------------------------
                                   2003 versus 2002                    2002 versus 2001                    2001 versus 2000
                            -------------------------------     -------------------------------     -------------------------------
                                    Changes due to                      Changes due to                      Changes due to
                                 increased (decreased)               increased (decreased)               increased (decreased)
                            -------------------------------     -------------------------------     -------------------------------
 (Dollars in Thousands)      Rate       Volume        Net        Rate       Volume        Net        Rate        Volume       Net
 ----------------------     -------------------------------     -------------------------------     -------------------------------
    Interest Income
------------------------
Investments
 Obligations of US
  Government Agencies        (2,403)      1,727        (676)     (5,440)      5,464          24      (1,126)      2,038         912
 Obligations of States &
  Political Subdivisions       (195)       (340)       (535)       (220)        140         (80)         39        (519)       (480)
 Other Securities              (287)     (1,004)     (1,291)     (1,172)     (2,505)     (3,677)     (2,344)      1,904        (440)
                            -------     -------     -------     -------     -------     -------     -------     -------     -------
Total Investments            (2,885)        383      (2,502)     (6,832)      3,099      (3,733)     (3,431)      3,423          (8)
                            -------     -------     -------     -------     -------     -------     -------     -------     -------

Loans
 Commercial                  (4,715)      4,304        (411)     (5,631)     (2,595)     (8,226)     (5,448)      4,895        (553)
 Mortgage                    (1,993)        489      (1,504)       (380)     (2,643)     (3,023)        469       1,020       1,489
 Consumer                      (822)     (1,191)     (2,013)       (847)       (993)     (1,840)        (29)        718         689
                            -------     -------     -------     -------     -------     -------     -------     -------     -------
Total Loans                  (7,530)      3,602      (3,928)     (6,858)     (6,231)    (13,089)     (5,008)      6,633       1,625

Federal Funds Sold              (84)       (318)       (402)       (587)        689         102        (380)        517         137
                            -------     -------     -------     -------     -------     -------     -------     -------     -------
Total Interest Income       (10,499)      3,667      (6,832)    (14,277)     (2,443)    (16,720)     (8,819)     10,573       1,754

    Interest Expense
------------------------
Savings Accounts             (1,021)         59        (962)     (1,149)        217        (932)       (426)        (76)       (502)
NOW Accounts                   (479)          7        (472)       (673)        145        (528)       (149)        (47)       (196)
Money Market Deposits        (2,045)        603      (1,442)     (5,244)      2,553      (2,691)     (2,126)      2,764         638
Certificates of Deposit      (2,226)       (377)     (2,603)     (5,523)     (5,485)    (11,008)     (2,992)         29      (2,963)
Federal Funds Purchased         (48)        130          82         (62)         73          11          (9)       (290)       (299)
FHLB Advances                (1,525)          0      (1,525)          0           0           0        (677)      3,853       3,176
                            -------     -------     -------     -------     -------     -------     -------     -------     -------
Total Interest Expense       (7,344)        422      (6,922)    (12,651)     (2,497)    (15,148)     (6,379)      6,233        (146)
                            -------     -------     -------     -------     -------     -------     -------     -------     -------

Net Interest Income          (3,155)      3,245          90      (1,626)         54      (1,572)     (2,440)      4,340       1,900
                            =======     =======     =======     =======     =======     =======     =======     =======     =======

Due to a variety of reasons, including volatile interest rates in the past and successful bidding in securing local municipal deposits, we have attempted, for the last several years, to maintain a liquid investment position. The percentage of securities held as Available for Sale increased from 78% as of December 31, 2002 to 80% as of December 31, 2003. As reflected in Note 3 to the consolidated financial statements, the percentage of securities that mature within five years was 13% as of December 31, 2003 and 39% as of December 31, 2002. The table below presents the scheduled maturities for each of the investment categories, and the average yield on the amounts maturing. The yields presented for the Obligations of States and Political Subdivisions are not tax equivalent yields. The interest income on these securities is exempt from federal income tax. The Corporation's statutory federal income tax rate is thirty-five percent.

                                                                         Maturing
                           -----------------------------------------------------------------------------------------------------
                             Within 1 year         1 - 5 years         5 - 10 Years         Over 10 Years             Total
                           -----------------    -----------------    -----------------    -----------------    -----------------
                            Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                           -----------------    -----------------    -----------------    -----------------    -----------------
 (Dollars in Thousands)
 ----------------------
Obligations of US
 Government Agencies       $     --    0.00%    $ 14,908    3.75%    $197,089    3.67%    $100,483    4.05%    $312,480    3.80%
Obligations of States &
 Political Subdivisions      13,422    3.82%      32,528    5.31%      62,059    4.88%      14,099    4.74%     122,108    4.86%
Other Securities                 --    0.00%       2,984    6.54%      22,129    7.12%      37,095    2.59%      62,208    4.39%
-----------------------    --------    ----     --------    ----     --------    ----     --------    ----     --------    ----
  Total                    $ 13,422    3.82%    $ 50,420    4.92%    $281,277    4.21%    $151,677    3.76%    $496,796    4.13%
                           ========    ====     ========    ====     ========    ====     ========    ====     ========    ====

Our loan policies also reflect our awareness of the need for liquidity. We have shortened the average terms for most of our loan portfolios, in particular real estate mortgages, the majority of which are normally written for five years or less. The following table shows the maturities or repricing opportunities (whichever is earlier) for the Bank's interest earning assets and interest bearing liabilities at December 31, 2003. The repricing assumptions shown are consistent with those established by the Bank's Asset and Liability Management Committee (ALCO). Savings accounts and regular NOW accounts are non-maturing, variable rate deposits, which may reprice as often as weekly, but are not included in the zero to six month category because in actual practice, these deposits are only repriced if there is a large change in market interest rates. The effect of including these accounts in the zero to six-month category is depicted in a subsequent table. Super NOW accounts and Money Market deposits are also non-maturing, variable rate deposits, however, these accounts are included in the zero to six-month category because they may get repriced following smaller changes in market rates.

                                                  Assets/Liabilities at December 31, 2003, Maturing or Repricing in:
                                              ---------------------------------------------------------------------------
                                               0 - 6         6 - 12        1 - 2        2 - 5        Over 5      Total
      (Dollars in Thousands)                   Months        Months        Years        Years        Years       Amount
      ----------------------                  ---------     ---------    ---------    ---------    ---------    ---------
     Interest Earning Assets
----------------------------------

US Treas Secs & Obligations of
 US Gov't Agencies                              306,050         2,686        2,011           34        1,699      312,480
Obligations of States & Political
 Subdivisions                                    19,811         8,841       17,735       40,920       34,800      122,107
Other Securities                                 41,880        11,000        3,000           --        6,329       62,209
Commercial Loans                                291,293        21,180       30,205      190,100       40,384      573,162
Mortgage Loans                                    9,981         9,528       13,338      122,736       30,844      186,427
Consumer Loans                                   16,945        11,364       19,482       34,658       21,812      104,261
Federal Funds Sold                                   --            --           --           --           --           --
                                              ---------     ---------    ---------    ---------    ---------    ---------
Total Interest Earning Assets                   685,960        64,599       85,771      388,448      135,868    1,360,646
                                              ---------     ---------    ---------    ---------    ---------    ---------

   Interest Bearing Liabilities
----------------------------------

Interest Bearing Demand Deposits                 55,410            --           --           --           --       55,410
Savings Deposits                                369,840            --           --           --           --      369,840
Other Time Deposits                             133,853        34,332       73,361       95,898          150      337,594
FHLB Advances                                    95,000            --           --           --      130,000      225,000
Federal Funds Purchased                          45,000                                                            45,000
                                              ---------     ---------    ---------    ---------    ---------    ---------
Total Interest Bearing Liabilities              699,103        34,332       73,361       95,898      130,150    1,032,844
                                              ---------     ---------    ---------    ---------    ---------    ---------

Gap                                             (13,143)       30,267       12,410      292,550        5,718      327,802
Cumulative Gap                                  (13,143)       17,124       29,534      322,084      327,802      327,802

Sensitivity Ratio                                  0.98          1.88         1.17         4.05         1.04         1.32
Cumulative Sensitivity Ratio                       0.98          1.02         1.04         1.36         1.32         1.32

If savings and regular NOW accounts were included in the zero to six months category, the Bank's gap would be as shown in the following table:

                                            Assets/Liabilities at December 31, 2003, Maturing or Repricing in:
                                      -----------------------------------------------------------------------------
                                        0-6           6-12           1-2           2-5        Over 5
                                       Months        Months         Years         Years        Years        Total
                                      ---------     ---------     ---------     ---------    ---------    ---------
Total Interest Earning Assets           685,960        64,599        85,771       388,448      135,868    1,360,646
Total Interest Bearing Liabilities      839,840        34,332        73,361        95,898      130,150    1,173,581
                                      ---------     ---------     ---------     ---------    ---------    ---------

Gap                                    (153,880)       30,267        12,410       292,550        5,718      187,065
Cumulative Gap                         (153,880)     (123,613)     (111,203)      181,347      187,065      187,065


Sensitivity Ratio                          0.82          1.88          1.17          4.05         1.04         1.16
Cumulative Sensitivity Ratio               0.82          0.86          0.88          1.17         1.16         1.16

The amount of loans due after one year with floating interest rates is $261,743,000.

The following table shows the remaining maturity for Certificates of Deposit with balances of $100,000 or more as of December 31, 2003 (000s omitted):

               Maturing Within
                 3 Months                  67,574
                 3 - 6 Months               6,933
                 6 - 12 Months              5,007
                 Over 12 Months            36,140
                                          -------
               Total                      115,654
                                          =======

For 2004, we expect interest rates to remain low through the first half of the year. Although the economic recovery that began in 2002 continues, low inflation and slow jobs growth will allow the Federal Reserve to continue to provide monetary stimulus. Although recovery in our region lags behind other areas due to the connection to the automotive industry, we expect local loan demand to increase as the low interest rates will begin to encourage borrowing. We opened two full service branches in southern Wayne County in 2003 and plan to open another in mid 2004. These branches are expected to contribute to an increase in loans and deposits in 2004. This growth is expected to produce an increase in Net Interest Income. We believe that our Allowance for Loan Losses provides adequate coverage for the losses in our portfolio, and we anticipate a significant decrease in the Provision for Loan Losses. We anticipate that slower mortgage refinance activity and less gains on the sales of investment securities will result in a small increase in non-interest income. Expenses related to our additional offices and staffing increases will cause non-interest expenses to increase. Primarily due to the anticipated increase in Net Interest Income and the expected decrease in the Provision for Loan Losses, we expect Net Income to increase considerably in 2004.

The following table shows the loan portfolio for the last five years (000s omitted).

                                                                               Book Value at December 31,
                                                                --------------------------------------------------------
                                                                2003 (a)    2002 (a)    2001 (a)    2000 (a)     1999 (a)
                                                                --------    --------    --------    --------    --------
Loans secured by real estate:
 Construction and land development                              $ 86,221    $ 56,780    $ 47,025    $ 36,146    $ 24,504
 Secured by farmland (including farm residential
 and other improvements)                                           7,438       7,925       6,172       4,354       3,774
 Secured by 1-4 family residential properties                    287,638     258,157     275,489     275,299     214,358
 Secured by multifamily (5 or more) residential                    8,022       6,810       6,714       3,322       3,673
 properties
 Secured by nonfarm nonresidential properties                    305,755     280,136     258,879     227,024     190,588
Loans to finance agricultural production and other
loans to farmers                                                   2,263       2,182       2,856       2,832       2,087
Commercial and industrial loans to U.S. addresses                 92,313      90,838      99,186     150,805     156,489
(domicile)
Loans to individuals for household, family, and other
personal expenditures (includes purchased paper):
 Credit cards and related plans                                      442       1,471       3,353       9,415      10,320
 Other                                                            72,542      68,942      87,322     102,089      97,091
Nonrated industrial development obligations (other than
securities) of states and political subdivisions in the U.S.          --          67         133         228         380
Other loans:
 Loans for purchasing or carrying securities (secured
 and unsecured)                                                       --          --          --          --           9
 All other loans                                                   1,228         497         696         609         109
Less: Any unearned income on loans                                    --          --          --          --          --
                                                                --------    --------    --------    --------    --------
Total loans and leases, net of unearned income                  $863,862    $773,805    $787,825    $812,123    $703,382
                                                                ========    ========    ========    ========    ========
Nonaccrual loans                                                $ 34,248    $ 22,332    $ 22,712    $ 17,161    $ 16,791
Loans 90 days or more past due                                  $    100    $     81    $    450    $    193    $    107
Troubled debt restructurings                                    $  4,755    $  6,807    $     --    $  1,057    $  1,281

(a) Loan categories are presented net of deferred loan fees. The presentation in Note 4 to the consolidated financial statements differs from this schedule presentation by presenting the loan categories, gross, before deferred loan fees have been subtracted.

The following is an analysis of the transactions in the allowance for loan losses:

                                                           Year Ended December 31,
                                             --------------------------------------------------
(Dollars in Thousands)                        2003       2002       2001       2000       1999
                                             ------     ------     ------     ------     ------
Balance Beginning of Period                  12,400     13,000     10,600      9,900     11,100

Loans Charged Off
 Domestic
  Commercial, Financial, and Agricultural     1,838      4,383      3,399      7,035     10,599
  Secured by Real Estate                      3,389      2,859      1,242         --        174
  Loans to Individuals                        1,456      1,455      1,523      1,091        783
Recoveries
 Domestic
  Commercial, Financial, and Agricultural       206      1,351        619      2,138        802
  Secured by Real Estate                         33        135        111         --         --
  Loans to Individuals                          539        510        434        390        166
                                             ------     ------     ------     ------     ------
Net Loans Charged Off                         5,905      6,701      5,000      5,598     10,588
Provision Charged to Operations               8,005      6,101      7,400      6,298      9,388
                                             ------     ------     ------     ------     ------
Balance End of Period                        14,500     12,400     13,000     10,600      9,900
                                             ======     ======     ======     ======     ======

Ratio of Net Loans Charged Off to
 Average Total Loans Outstanding               0.69%      0.87%      0.59%      0.73%      1.52%
                                             ======     ======     ======     ======     ======

The following analysis shows the allocation of the allowance for loan losses:

                                                                                             Year Ended December 31,
                                               -------------------------------------------------------------------------
                                                      2003                      2002                     2001
                                               -----------------------  ----------------------   ----------------------
                                                   $      % of loans      $       % of loans       $       % of loans
        (Dollars in Thousands)                  Amount  to total loans  Amount  to total loans   Amount  to total loans
                                               ------   --------------  ------  --------------   ------  --------------
Balance at end of period applicable to:
Domestic
  Commercial, Financial, and Agricultural       1,582       11.7%        2,933        13.1%       4,119       13.8%
  Real Estate - Construction                      367        9.9%           94         7.3%         260        6.0%
  Real Estate - Mortgage                       11,506       69.7%        8,108        70.4%       8,038       68.6%
  Loans to Individuals                          1,045        8.7%        1,265         9.2%         583       11.6%
Foreign                                            --        0.0%           --         0.0%          --        0.0%
                                               ------      -----        ------       -----       ------      -----
  Total                                        14,500      100.0%       12,400       100.0%      13,000      100.0%
                                               ======      =====        ======       =====       ======      =====

                                                              Year Ended December 31,
                                               -----------------------------------------------------
                                                         2000                       1999
                                                 -----------------------    ------------------------
                                                  $       % of loans         $         % of loans
        (Dollars in Thousands)                   Amount   to total loans    Amount    to total loans
                                                 ------   --------------    -----     --------------
Balance at end of period applicable to:
Domestic
  Commercial, Financial, and Agricultural         4,426        19.0%        6,059         22.6%
  Real Estate - Construction                        185         4.5%           57          3.5%
  Real Estate - Mortgage                          5,172        62.8%        3,429         58.6%
  Loans to Individuals                              817        13.7%          355         15.3%
Foreign                                              --         0.0%           --          0.0%
                                                 ------       -----         -----        -----
  Total                                          10,600       100.0%        9,900        100.0%
                                                 ======       =====         =====        =====


Each period the provision for loan losses in the income statement results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses.

To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank's customers, the payment performance of individual loans and pools of homogeneous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank's recorded investment in the loan to the present value of expected cash flows discounted at the loan's effective interest rate, the fair value of the collateral, or the loan's observable market price. Year-end nonperforming assets, which include nonaccrual loans, loans ninety days or more past due, renegotiated debt, nonaccrual securities, and other real estate owned, increased $3.3 million, or 7% from 2002 to 2003. Nonperforming assets as a percent of total assets at year-end increased from 3.2% in 2002 to 3.3% in 2003. The Allowance for Loan Losses as a percent of nonperforming assets at year-end increased from 27.9% in 2002 to 30.4% in 2002.

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

CONTRACTUAL OBLIGATIONS - The following table shows the Company's contractual obligations.

                                            Payment due by period (000s omitted)
                              --------------------------------------------------------------------
                                            Less than 1                                More than 5
                                 Total          year        1-3 years     3-5 years       years
                              ----------    -----------     ---------     ---------    -----------
Long-Term Debt Obligations    $  225,000     $        -     $       -      $      -     $  225,000

Operating Lease Obligations        1,192            279           353           254            306
                              ----------      ---------     ---------      --------     ----------
Total                         $  226,192      $     279     $     353      $    254     $  225,306
                              ==========      =========     =========      ========     ==========

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

Each month, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank's net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of a gradual increase or decrease of 100 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of December 31, 2003 and 2002.

                                                Base        Rates        Rates
        (Dollars in Thousands)               Projection     Up 1%       Down 1%
        ----------------------               ----------     -----       -------
Year-End 2003 12 Month Projection
        Interest Income                        73,037      76,410      70,860
        Interest Expense                       26,907      31,027      24,558
                                               ------      ------      ------
        Net Interest Income                    46,130      45,383      46,302


        Percent Change From Base Projection                  -1.6%        0.4%
        ALCO Policy Limit (+/-)                               5.0%        5.0%



                                                 Base       Rates        Rates
        (Dollars in Thousands)               Projection     Up 1%       Down 1%
        ----------------------               ----------     -----       -------
Year-End 2002 12 Month Projection
        Interest Income                        78,601      85,829      76,840
        Interest Expense                       29,671      34,654      27,837
                                               ------      ------      ------
        Net Interest Income                    48,930      51,175      49,003


        Percent Change From Base Projection                   4.6%        0.1%
        ALCO Policy Limit (+/-)                               5.0%        5.0%



The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout 2003, the estimated variability of the net interest income was within the Bank's established policy limits.

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

                                           Fair Value at December 31, 2003
                                                             Rates
 (Dollars in Thousands)         Base          Up 1%           Up 2%           Down 1%     Down 2%
 ----------------------         ----          -----           -----           -------     -------
Assets                       1,459,412      1,424,925       1,390,429       1,492,973        n/a
Liabilities                  1,328,318      1,301,174       1,275,051       1,355,079        n/a
                             ---------      ---------       ---------       ---------       ----
Stockholders' Equity           131,094        123,751         115,378         137,894        n/a


Change in Equity                                -5.6%          -12.0%            5.2%       n/a
ALCO Policy Limit (+/-)                         15.0%           25.0%           15.0%      25.0%



                                           Fair Value at December 31, 2002
                                                              Rates
 (Dollars in Thousands)         Base          Up 1%           Up 2%          Down 1%         Down 2%
 ----------------------         ----          -----           -----          -------         -------
Assets                       1,423,339      1,403,002       1,382,282       1,443,392     1,463,252
Liabilities                  1,252,659      1,221,105       1,190,916       1,285,665     1,308,038
                             ---------      ---------       ---------       ---------     ---------
Stockholders' Equity           170,680        181,897         191,366         157,727       155,214


Change in Equity                                  6.6%           12.1%           -7.6%         -9.1%
ALCO Policy Limit (+/-)                          15.0%           25.0%           15.0%         25.0%




The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout 2003, the estimated variability of the economic value of equity was within the Bank's established policy limits.

            Item 8. Financial Statements and Supplementary Data

                Financial Statements and Supplementary Data
See Pages 21 - 38

Independent Auditor's Report

To the Board of Directors and Stockholders
MBT Financial Corp.


We have audited the accompanying consolidated balance sheets of MBT Financial Corp. as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each year in the two year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MBT Financial Corp. as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each year in the two year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan

February 2, 2004

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

/s/ Arthur Andersen LLP
Detroit, Michigan,
January 14, 2002

CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,
Dollars in thousands                                                         2003              2002
                                                                          -----------       -----------
ASSETS

Cash and Cash Equivalents (Note 2)
   Cash and due from banks                                                $    22,525       $    30,618
   Federal funds sold                                                              --            13,000
                                                                          -----------       -----------
      Total cash and cash equivalents                                          22,525            43,618

Securities - Held to Maturity (Notes 3 and 12)                                 99,154           116,819
Securities - Available for Sale (Notes 3 and 12)                              397,642           411,668
Federal Home Loan Bank stock - at cost                                         11,686            11,250
Loans held for sale (Notes 4 and 12)                                            1,406               445
Loans - Net (Notes 4, 5, and 12)                                              847,944           760,960
Accrued interest receivable and other assets (Notes 7 and 13)                  59,407            49,497
Premises and Equipment - Net (Note 6)                                          18,024            15,437
                                                                          -----------       -----------
      Total assets                                                        $ 1,457,788       $ 1,409,694
                                                                          ===========       ===========

LIABILITIES
Deposits:

   Non-interest bearing                                                   $   135,536       $   123,596
   Interest-bearing (Note 8)                                                  903,581           887,364
                                                                          -----------       -----------
      Total deposits                                                        1,039,117         1,010,960

Federal Home Loan Bank advances (Notes 9 and 12)                              225,000           225,000
Federal funds purchased                                                        45,000                --
Interest payable and other liabilities (Note 10)                                5,225             6,735
                                                                          -----------       -----------
      Total liabilities                                                     1,314,342         1,242,695
                                                                          -----------       -----------

STOCKHOLDERS' EQUITY

Common stock (no par value; 30,000,000 shares authorized, 17,491,784
   and 19,160,441 shares issued and outstanding) (Note 11)                         --                --
Additional paid-in capital                                                     20,414            51,080
Retained Earnings                                                             123,867           115,395
Accumulated other comprehensive income                                           (835)              524
                                                                          -----------       -----------
      Total stockholders' equity                                              143,446           166,999
                                                                          -----------       -----------
      Total liabilities and stockholders' equity                          $ 1,457,788       $ 1,409,694
                                                                          ===========       ===========


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                            YEARS ENDED DECEMBER 31,
Dollars in thousands                                    2003          2002          2001
                                                      --------      --------      --------
INTEREST INCOME

Interest and fees on loans                            $ 55,253      $ 59,180      $ 72,269
Interest on investment securities-
      Tax-exempt                                         6,206         6,741         6,821
      Taxable                                           16,166        18,134        21,787
Interest on federal funds sold                             149           549           447
                                                      --------      --------      --------
         Total interest income                          77,774        84,604       101,324
                                                      --------      --------      --------

INTEREST EXPENSE

Interest on deposits                                    15,991        21,469        36,627
Interest on borrowed funds                              11,476        12,918        12,908
                                                      --------      --------      --------
         Total interest expense                         27,467        34,387        49,535
                                                      --------      --------      --------

NET INTEREST INCOME                                     50,307        50,217        51,789
PROVISION FOR LOAN LOSSES (Note 5)                       8,005         6,101         7,400
                                                      --------      --------      --------

NET INTEREST INCOME AFTER

PROVISION FOR LOAN LOSSES                               42,302        44,116        44,389
                                                      --------      --------      --------
OTHER INCOME

Income from trust services                               3,316         3,497         3,392
Service charges and other fees                           5,309         4,522         2,858
Net gain on sales of securities                          1,041         1,325           417
Other                                                    4,137         3,447         3,984
                                                      --------      --------      --------
         Total other income                             13,803        12,791        10,651
                                                      --------      --------      --------

OTHER EXPENSES

Salaries and employee benefits (Notes 10 and 16)        16,122        14,224        13,027
Occupancy expense                                        2,696         2,328         2,174
Other                                                   11,361        10,437         9,609
                                                      --------      --------      --------
         Total other expenses                           30,179        26,989        24,810
                                                      --------      --------      --------

INCOME BEFORE PROVISION

FOR INCOME TAXES                                        25,926        29,918        30,230
PROVISION FOR INCOME TAXES (Note 13)                     6,611         8,114         8,307
                                                      --------      --------      --------
NET INCOME                                            $ 19,315      $ 21,804      $ 21,923
                                                      ========      ========      ========



BASIC EARNINGS PER COMMON SHARE                       $   1.02      $   1.12      $   1.10
                                                      ========      ========      ========

DILUTED EARNINGS PER COMMON SHARE (Note 15)           $   1.01      $   1.12      $   1.10
                                                      ========      ========      ========


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                      ACCUMULATED
                                                       ADDITIONAL                        OTHER
                                                        PAID-IN         RETAINED     COMPREHENSIVE
 Dollars in thousands                                   CAPITAL         EARNINGS      INCOME (LOSS)      TOTAL
 --------------------                                   -------         --------      -------------      -----
BALANCE - JANUARY 1, 2001                              $  62,500       $  92,084       $  (3,629)      $ 150,955

Repurchase of Common Stock (247,458 shares)
(Note 11)                                                 (3,511)             --              --          (3,511)
Dividends declared ($0.50 per share)                          --          (9,951)             --          (9,951)
Comprehensive income:
      Net income                                              --          21,923              --          21,923
      Change in net unrealized loss on securities
        available for sale - Net of tax effect of
        $1,246 and reclassifications of $275                  --              --           2,314           2,314
                                                       ---------       ---------       ---------       ---------
            Total Comprehensive Income                        --          21,923           2,314          24,237
                                                       ---------       ---------       ---------       ---------
BALANCE - DECEMBER 31, 2001                            $  58,989       $ 104,056       $  (1,315)      $ 161,730


Repurchase of Common Stock (592,101 shares)
(Note 11)                                                 (7,909)             --              --          (7,909)
Dividends declared ($0.54 per share)                          --         (10,465)             --         (10,465)
Comprehensive income:
      Net income                                              --          21,804              --          21,804
      Change in net unrealized loss on securities
        available for sale - Net of tax effect of
        $990 and reclassifications of $875                    --              --           1,839           1,839
                                                       ---------       ---------       ---------       ---------
            Total Comprehensive Income                        --          21,804           1,839          23,643
                                                       ---------       ---------       ---------       ---------
BALANCE - DECEMBER 31, 2002                            $  51,080       $ 115,395       $     524       $ 166,999

Repurchase of Common Stock (1,692,475 shares)
(Note 11)                                                (31,008)             --              --         (31,008)
Issuance of Common Stock (23,818 shares)                     342              --              --             342
Dividends declared ($0.58 per share)                          --         (10,843)             --         (10,843)
Comprehensive income:
      Net income                                              --          19,315              --          19,315
      Change in net unrealized loss on securities
        available for sale - Net of tax effect of
        $732 and reclassifications of $685                    --              --          (1,359)         (1,359)
                                                       ---------       ---------       ---------       ---------
            Total Comprehensive Income                        --          19,315          (1,359)         17,956
                                                       ---------       ---------       ---------       ---------
BALANCE - DECEMBER 31, 2003                            $  20,414       $ 123,867       $    (835)      $ 143,446
                                                       =========       =========       =========       =========


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEARS ENDED DECEMBER 31,
Dollars in thousands                                                               2003            2002            2001
                                                                                 ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                       $  19,315       $  21,804       $  21,923
Adjustments to reconcile net income to net cash from operating activities
      Provision for deferred taxes                                                    (737)          1,607          (1,508)
      Provision for loan losses                                                      8,005           6,101           7,400
      Depreciation                                                                   2,471           2,102           1,996
      Net (Accretion) Amortization on investment securities                          2,981          (2,657)          2,882
      Net gain on sales of securities                                               (1,041)         (1,325)           (417)
      Increase in cash surrender value of life insurance                            (1,305)           (797)           (766)
      Change in assets and liabilities
         (Increase) decrease in accrued interest receivable and other assets        (3,666)          1,623           3,928
         Increase (decrease) in accrued interest payable and other liabilities      (1,510)         (1,823)           (277)
                                                                                 ---------       ---------       ---------
            Net cash provided by operating activities                            $  24,513       $  26,635       $  35,161
                                                                                 ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities of investment securities held to maturity               $  27,956       $  59,980       $ 682,741
Proceeds from maturities of investment securities available for sale               355,635         479,090         291,958
Proceeds from sales of investment securities available for sale                    176,905          52,621          66,599
Net (increase) decrease in loans                                                   (95,950)         (5,618)         15,933
Proceeds from sales of other real estate owned                                      12,068           1,720           1,504
Proceeds from sales of other assets                                                     13             113              87
Purchase of investment securities held to maturity                                 (10,300)        (10,959)       (468,825)
Purchase of bank owned life insurance                                              (15,490)           (729)           (471)
Purchase of investment securities available for sale                              (522,972)       (616,156)       (616,471)
Purchase of bank premises and equipment                                             (5,058)         (3,038)         (2,807)
                                                                                 ---------       ---------       ---------
      Net cash used for investing activities                                     $ (77,193)      $ (42,976)      $ (29,752)
                                                                                 ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits                                                         $  28,157       $  12,080       $   4,283
Net increase in short term borrowings                                               45,000              --              --
Repurchase of common stock                                                         (31,008)         (7,909)         (3,511)
Issuance of common stock                                                               342              --              --
Dividends paid                                                                     (10,904)        (10,349)         (9,583)
                                                                                 ---------       ---------       ---------
      Net cash provided by (used for) financing activities                       $  31,587       $  (6,178)      $  (8,811)
                                                                                 ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             $ (21,093)      $ (22,519)      $  (3,402)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR (Note 1)                             43,618          66,137          69,539
---------------------------------------------------------------------------      ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR (Note 1)                                $  22,525       $  43,618       $  66,137
---------------------------------------------------------------------------      =========       =========       =========


SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest                                                     $  27,646       $  25,295       $  20,972
      Cash paid for federal income taxes                                         $   7,120       $   8,870       $   9,870
                                                                                 ---------       ---------       ---------

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES

      Transfer of loans to other real estate owned                               $   6,169       $  12,932       $   3,216
      Transfer of loans to other assets                                          $      44       $       4       $     148
                                                                                 ---------       ---------       ---------


The accompanying notes are an integral part of these statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The consolidated financial statements include the accounts of MBT Financial Corp. (the "Corporation") and its wholly owned subsidiary, Monroe Bank & Trust (the "Bank"). The Bank includes the accounts of its wholly owned subsidiaries, MBT Credit Company, Inc. and MB&T Financial Services, Inc. The Bank operates twenty-one offices in Monroe County, Michigan and three offices in Wayne County, Michigan. MBT Credit Company, Inc. operates a mortgage loan office in Monroe County and a loan and trust office in Wayne County. The Bank's primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Corporation's sole business segment is community banking.

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

   SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

   Most of the Corporation's activities are with customers located within southeast Michigan. Notes 3 and 4 discuss the types of securities and lending that the Corporation engages in. The Corporation does not have any significant concentrations in any one industry or to any one customer.

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

   ALLOWANCE FOR LOAN LOSSES

   The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

   The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

   The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience, adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

   A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

   Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

   FORECLOSED ASSETS (INCLUDES OTHER REAL ESTATE OWNED)

   Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of fair value or the loan carrying amount at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by Management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

   BANK PREMISES AND EQUIPMENT

   Bank premises and equipment are stated at cost, less accumulated depreciation of $21,047,000 in 2003 and $20,454,000 in 2002. The Bank uses the straight-line method to provide for depreciation, which is charged to operations over the estimated useful lives of the assets. Depreciation expense amounted to $2,471,000 in 2003, $2,102,000 in 2002, and $1,995,000 in
   2001.

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

   The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

Dollars in thousands                                             2003          2002          2001
                                                                -------       -------       -------
Unrealized gains (losses) on securities available for sale      $(1,285)      $   806       $(2,022)
Tax effect                                                          450          (282)          707
                                                                -------       -------       -------
Accumulated other comprehensive income (loss)                   $  (835)      $   524       $(1,315)
                                                                =======       =======       =======

   CASH AND CASH EQUIVALENTS

   Cash and Cash Equivalents include cash and due from banks and Federal funds sold. Generally, cash equivalents have daily maturities.

   INCOME TAXES

   Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

   STOCK-BASED COMPENSATION

   The Company applies the provisions of APB Opinion No. 25, "Accounting for Stock-Based Compensation," for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method has been applied in measuring compensation costs.

   The Company's as reported and pro forma information for the years ended December 31:

Dollars in thousands, except per share data         2003             2002             2001
                                                 ----------       ----------       ----------
 Net Income as Reported                          $   19,315       $   21,804       $   21,924
 Pro Forma Adjustment
     Due to Stock Options                              (258)            (350)            (221)
                                                 ----------       ----------       ----------
 Pro Forma Net Income                            $   19,057       $   21,454       $   21,703
                                                 ==========       ==========       ==========

 Earning per Share as Reported

     Basic                                       $     1.02       $     1.12       $     1.10
     Diluted                                     $     1.01       $     1.12       $     1.10
 Pro Forma Earnings per Share

     Basic                                       $     1.00       $     1.10       $     1.09
     Diluted                                     $     1.00       $     1.10       $     1.09



   Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants are generally made each year.

   The weighted average fair value of options granted was $3.04, $3.19 and $3.82 in 2003, 2002 and 2001, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003, 2002 and 2001: expected option lives of seven years for all three; expected volatility of 23.9%, 23.9% and 18.6% and risk-free interest rates of 4.6%, 4.6% and 6.1%, respectively.

   OFF BALANCE SHEET INSTRUMENTS

   In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit.

   In November 2002, the FASB issued Interpretation No. 45, (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation have been applied on a prospective basis to guarantees issued or modified after December 31, 2002. However, the value of such guarantees is immaterial and the adoption of this Standard did not have a material effect on the Corporation's financial statements.

   ACCOUNTING PRONOUNCEMENTS

   Effective April 1, 1999, the Bank adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138. The impact of SFAS 133 was not material to the Bank's financial statements.

(2)  CASH AND DUE FROM BANKS

   The Bank is required by regulatory agencies to maintain legal reserve requirements based on the level of balances in deposit categories. Cash balances restricted from usage due to these requirements were $1,532,000 and $1,937,000 at December 31, 2003 and 2002, respectively. Cash and due from banks includes deposits held at correspondent banks in excess of FDIC insurance limits.

(3)   INVESTMENT SECURITIES

   The following is a summary of the Bank's investment securities portfolio as of December 31, 2003 and 2002 (000's omitted):

                                                             HELD TO MATURITY
                                                            DECEMBER 31, 2003
                                                         GROSS            GROSS         ESTIMATED
                                        AMORTIZED       UNREALIZED       UNREALIZED        MARKET
                                           COST          GAINS            LOSSES          VALUE
                                           ----          -----            ------          -----
Obligations of U.S. Government
       Agencies                          $     536      $      54       $      --       $     590
Obligations of States and Political
       Subdivisions                         95,634          3,744            (144)         99,234
Other Securities                             2,984            132              --           3,116
                                         ---------      ---------       ---------       ---------
                                         $  99,154      $   3,930       $    (144)      $ 102,940
                                         =========      =========       =========       =========

                                                           AVAILABLE FOR SALE
                                                            DECEMBER 31, 2003
                                                          GROSS            GROSS         ESTIMATED
                                        AMORTIZED       UNREALIZED       UNREALIZED        MARKET
                                          COST            GAINS            LOSSES          VALUE
                                          ----            -----            ------          -----
Obligations of U.S. Government
       Agencies                          $ 315,004      $     450       $  (3,510)      $ 311,944
Obligations of States and Political
       Subdivisions                         26,047            829            (403)         26,473
Other Securities                            57,876          1,374             (25)         59,225
                                         ---------      ---------       ---------       ---------
                                         $ 398,927      $   2,653       $  (3,938)      $ 397,642
                                         =========      =========       =========       =========

                                                             HELD TO MATURITY
                                                            DECEMBER 31, 2002
                                                          GROSS            GROSS         ESTIMATED
                                        AMORTIZED       UNREALIZED       UNREALIZED        MARKET
                                          COST            GAINS            LOSSES          VALUE
                                          ----            -----            ------          -----
Obligations of U.S. Government
       Agencies                          $     588      $      61       $      --       $     649
Obligations of States and Political
       Subdivisions                        113,255          4,793             (81)        117,967
Other Securities                             2,976              1              (2)          2,975
                                         ---------      ---------       ---------       ---------
                                         $ 116,819      $   4,855       $     (83)      $ 121,591
                                         =========      =========       =========       =========

                                                           AVAILABLE FOR SALE
                                                           DECEMBER 31, 2002
                                                          GROSS            GROSS         ESTIMATED
                                        AMORTIZED       UNREALIZED       UNREALIZED        MARKET
                                          COST            GAINS            LOSSES          VALUE
                                          ----            -----            ------          -----
Obligations of U.S. Government
       Agencies                          $ 322,878      $   2,270       $     (17)      $ 325,131
Obligations of States and Political
       Subdivisions                         14,680            505            (462)         14,723
Other Securities                            73,304            337          (1,827)         71,814
                                         ---------      ---------       ---------       ---------
                                         $ 410,862      $   3,112       $  (2,306)      $ 411,668
                                         =========      =========       =========       =========


   The amortized cost and estimated market value of securities at December 31, 2003 and 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000's omitted).

                                          HELD TO MATURITY
                            DECEMBER 31, 2003             DECEMBER 31, 2002
                                        ESTIMATED                   ESTIMATED
                          AMORTIZED      MARKET     AMORTIZED        MARKET
                            COST         VALUE         COST           VALUE
                            ----         -----         ----           -----
Maturing within
       1 year             $ 13,375      $ 13,496      $ 11,813      $ 11,905
       1 to 5 years         35,388        36,986        39,794        41,626
       5 to 10 years        37,243        39,205        49,870        52,392
       Over 10 years        13,148        13,253        15,342        15,668
                          --------      --------      --------      --------
                          $ 99,154      $102,940      $116,819      $121,591
                          ========      ========      ========      ========

                                                        AVAILABLE FOR SALE
                                         DECEMBER 31, 2003             DECEMBER 31, 2002
                                                      ESTIMATED                   ESTIMATED
                                       AMORTIZED       MARKET       AMORTIZED      MARKET
                                         COST           VALUE         COST          VALUE
                                         ----           -----         ----          -----
Maturing within
        1 year                          $    158      $     47      $ 25,175      $ 25,240
        1 to 5 years                      15,120        15,032       130,600       131,113
        5 to 10 years                    244,895       244,034        57,563        57,875
        Over 10 years                    137,750       137,457       196,520       196,356
Securities with no stated maturity         1,004         1,072         1,004         1,084
                                        --------      --------      --------      --------
                                        $398,927      $397,642      $410,862      $411,668
                                        ========      ========      ========      ========

   Investment securities carried at $309,030,000 and $283,966,000 were pledged or set aside to secure borrowings, public and trust deposits, and for other purposes required by law at December 31, 2003 and December 31, 2002, respectively.

   At December 31, 2003, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Bank with an estimated market value of $166,937,000. At December 31, 2002, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Bank with an estimated market value of $181,865,000.

   Obligations of States and Political Subdivisions included securities carried at $140,000 and $88,000 as of December 31, 2003 and December 31, 2002,
   respectively, that were more than ninety days past due on their interest payments. These securities are in nonaccrual status. Due to the decline in creditworthiness of the issuer, the securities were reclassified from Held to Maturity to Available for Sale in 2001.

   For the years ended December 31, 2003, 2002 and 2001, proceeds from sales of securities amounted to $176,809,000, $52,621,000 and $66,599,000, respectively. Gross realized gains amounted to $1,046,000, $1,325,000 and $2,072,000, respectively. Gross realized losses amounted to $5,000, $0 and $1,655,000 respectively. The tax provision applicable to these net realized gains and losses amounted to $364,000, $464,000 and $146,000, respectively.

(4)   LOANS

   Loan balances outstanding as of December 31 consist of the following (000s omitted):

                                                        2003          2002
                                                      --------      --------
Real estate loans                                     $695,677      $610,530
Loans to finance agricultural production and
       other loans to farmers                            2,263         2,182
Commercial and industrial loans                         93,444        91,717
Loans to individuals for household, family,
       and other personal expenditures                  72,972        70,404
All other loans (including overdrafts)                   1,228           563
                                                      --------      --------
          Total loans, gross                          $865,584      $775,396
          Less: Deferred loan fees                       1,734         1,591
                                                      --------      --------
          Total loans, net of deferred loan fees      $863,850      $773,805
          Less: Allowance for loan losses               14,500        12,400
                                                      --------      --------
                                                      $849,350      $761,405
                                                      ========      ========




   The following is a summary of impaired loans (000s omitted):

                                                                               2003         2002         2001
                                                                             -------      -------      -------
Year-end impaired loans with no allowance for loan losses allocated          $11,212      $37,201      $28,325
Year-end impaired loans with allowance for loan losses allocated              32,379       60,898       56,107
Year-end allowance for loan losses allocated to impaired loans                 6,873        7,291        8,012
Average investment in impaired loans                                          30,112       57,738       44,769
Interest income recognized on impaired loans                                   1,506        3,486        2,332
Cash basis interest income recognized on impaired loans during the year        1,506        3,486        2,332
                                                                             -------      -------      -------


   In 2001, the Bank sold the consumer portion of its credit card loan portfolio. The amount of loans sold was $6,813,000 and the gain recognized on the sale of these loans was $409,000. Also in 2001, the Bank sold a portion of its commercial lease loans. The amount of loans sold was $17,630,000 and the gain on the sale of these loans was $309,000. The gains on these sales are included in other non-interest income. The Allowance for Loan Losses on these loans sold was $410,000. The Bank allocated this amount to the remainder of the loan portfolio.

   Included in Loans are loans to certain officers, directors, and companies in which such officers and directors have 10 percent or more beneficial ownership in the aggregate amount of $17,451,000 and $11,552,000 at December 31, 2003 and 2002, respectively. In 2003, new loans and other additions amounted to $14,489,000, and repayments and other reductions amounted to $8,590,000. In Management's judgment, these loans were made on substantially the same terms and conditions as those made to other borrowers, and do not represent more than the normal risk of collectibility or present other unfavorable features.

   Loans carried at $157,868,000 and $167,636,000 at December 31, 2003 and 2002,
   respectively, were pledged to secure Federal Home Loan Bank advances.

(5)   ALLOWANCE FOR LOAN LOSSES

   Activity in the allowance for loan losses was as follows (000s omitted):

                                 2003           2002           2001
                               --------       --------       --------
Balance beginning of year      $ 12,400       $ 13,000       $ 10,600
Provision for loan losses         8,005          6,101          7,400
Loans charged off                (6,683)        (8,697)        (6,164)
Recoveries                          778          1,996          1,164
                               --------       --------       --------
Balance end of year            $ 14,500       $ 12,400       $ 13,000
                               ========       ========       ========


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

   The provision for loan losses increases the allowance for loan losses, a valuation account which appears on the consolidated balance sheets. As the specific customer and amount of a loan loss is confirmed by gathering additional information, taking collateral in full or partial settlement of the loan, bankruptcy of the borrower, etc., the loan is charged off, reducing the allowance for loan losses. If, subsequent to a charge off, the Bank is able to collect additional amounts from the customer or sell collateral worth more than earlier estimated, a recovery is recorded.

(6)   BANK PREMISES AND EQUIPMENT

   Bank premises and equipment as of year end are as follows (000s omitted):

                                         2003         2002
                                       -------      -------
Land, buildings and improvements       $22,725      $19,539
Equipment, furniture and fixtures       18,202       16,352
Total Bank premises and equipment      $40,927      $35,891
Less accumulated depreciation           22,903       20,454
                                       -------      -------
Bank premises and equipment, net       $18,024      $15,437
                                       =======      =======



   The Corporation has entered into lease commitments for office locations. Rental expense charged to operations was $311,000, $205,000, and $148,000 for the years ended December 31, 2003, 2002, and 2001, respectively. The future minimum lease payments are as follows:

                       Minimum
Year                   Payment
----                   -------
2004                   $279,000
2005                    227,000
2006                    126,000
2007                    128,000
2008                    126,000
Thereafter              306,000



(7)   INTEREST RECEIVABLE AND OTHER ASSETS

   The Bank includes the cash surrender value of Bank Owned Life Insurance
   (BOLI) in Interest Receivable and Other Assets on the accompanying consolidated balance sheets. The cash surrender value of the BOLI was $33,780,000 at December 31, 2003 and $16,985,000 at December 31, 2002. The
   following is a description of the components of the BOLI:

   DIRECTOR SPLIT-DOLLAR LIFE INSURANCE

   On December 21, 2000, the Bank entered into director split-dollar life insurance agreements with each of its ten directors. Under the split-dollar agreement, the policy's interests are divided between the Bank and the director.

   The Bank owns the cash surrender value, including the accumulated policy earnings, with each director's beneficiaries receiving a fixed amount that is based on his or her years of director service and the Bank receiving the remainder of the death benefits. The directors' death benefits are $500,000 for director service of less than 3 years, $600,000 for service up to 5 years, $750,000 for service up to 10 years, and $1,000,000 for director service of 10 years or more. In 2000, the Bank fully paid the premiums for these ten policies with one lump sum premium payment in the amount of $4,937,000. In 2003, the Bank paid additional premiums of $3,661,000 to increase the coverage for each director to an amount sufficient to provide the maximum split-dollar benefit that could be attained.

   The increase in cash surrender value is recorded as other non-interest income. The Bank expects to recover in full the cash value from the Bank's portion of the policies' death benefits.

   SALARY CONTINUATION AGREEMENT AND LIFE INSURANCE POLICY

   The Bank entered into a Salary Continuation Agreement with Ronald D. LaBeau, Chairman and Chief Executive Officer of the Bank on December 27, 2000. This agreement provides that the Bank will pay an annual salary continuation benefit of $139,600 to Mr. LaBeau or his designated beneficiaries for 10 years after his retirement on or after reaching the normal retirement age of 65.

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

   The Bank entered into a Salary Continuation Agreement with H. Douglas Chaffin, President and Chief Operating Officer of the Bank on July 1, 2003. This agreement provides that the Bank will pay an annual salary continuation benefit of $65,700 to Mr. Chaffin or his designated beneficiaries for 10 years after his retirement on or after reaching the normal retirement age of 65.

   EXECUTIVE GROUP TERM CARVE OUT SPLIT-DOLLAR LIFE INSURANCE AGREEMENTS

   In addition to insurance policies on the lives of the directors and the Chairman and Chief Executive Officer of the Bank, the Bank owns life insurance on the lives of several executives, for which the Bank made premium payments of $16,242,000 in the aggregate. The Bank and the executives share rights to death benefits payable under the policies. An executive's beneficiaries are entitled to an amount equal to two times the executive's current annual salary, less $50,000 if he or she dies before retirement, or equal to his or her annual salary at the time of termination of employment if he or she dies after retirement. The Bank will receive the remainder of the death benefits. The Bank expects to recover in full the premium paid by it from the Bank's portion of the policy's death benefits or upon the cancellation or purchase of the policies by the executives. The executives also have life insurance under the Bank's group term life insurance program for all employees, which pays benefits up to $50,000 to the executive's beneficiaries if he or she dies while employed by the Bank.

(8)  DEPOSITS

   Interest expense on time certificates of deposit of $100,000 or more in the year 2003 amounted to $3,066,000, as compared with $3,998,000 in 2002, and $10,749,000 in 2001. At December 31, 2003, the balance of time certificates of deposit of $100,000 or more was $115,654,000, as compared with $119,369,000 at December 31, 2002. The amount of time deposits with a remaining term of more than 1 year was $183,060,000 at December 31, 2003 and $179,889,000 at December 31, 2002. All time deposits have a remaining term of less than 5 years. The following table shows the scheduled maturities of Certificates of Deposit as of December 31, 2003:

                                                                    $100,000 and
                                          Under $100,000                over
                                           ------------             ------------
2004                                       $ 74,898,000             $ 79,514,000
2005                                         70,549,000               16,141,000
2006                                         12,737,000                1,891,000
2007                                         48,372,000               12,248,000
2008                                         15,182,000                5,860,000
Thereafter                                       80,000                        0
                                           ------------             ------------
Total                                      $221,818,000             $115,654,000
                                           ============             ============

(9)   FEDERAL HOME LOAN BANK ADVANCES

   As of December 31, 2003 and December 31, 2002, the Bank had ten loans from the Federal Home Loan Bank of Indianapolis totaling $225,000,000. Five of these advances, with balances totaling $130,000,000 carry fixed rates of interest and contain a put option that allows the FHLB to require repayment or conversion to a variable rate advance each quarter. The average rate on the advances is 5.42%, and no principal payments are required until the final maturities in 2009 and 2010. If converted by the FHLB, the interest rates would float quarterly at rates ranging from 3 month LIBOR to 3 month LIBOR plus .02%. The remaining five advances, totaling $95,000,000, are floating rate loans that float quarterly at rates ranging from 3 month LIBOR plus 2.06% to 3 month LIBOR plus 2.60%. These advances are non-putable and no principal payments are required until the final maturities in 2013.

(10) RETIREMENT PLANS

   In 2000, the Bank implemented a retirement plan that included both a money purchase pension plan, as well as a voluntary profit sharing 401(k) plan for all employees who meet certain age and length of service eligibility requirements. In 2002, the Bank amended its retirement plan to freeze the money purchase plan and retain the 401(k) plan. To ensure that the plan meets the Safe Harbor provisions of the applicable sections of the Internal Revenue Code, the Bank contributes an amount equal to four percent of the employee's base salary to the 401(k) plan for all eligible employees. In addition, an employee may contribute from 1 to 75 percent of his or her base salary, up to a maximum of $12,000 in 2003. This annual contribution limit increases by $1,000 each year until it reaches $15,000 in 2006. The Bank matches the employee's elective contribution up to the first six percent of the employee's annual base salary. Depending on the Bank's profitability, an additional profit sharing contribution may be made by the Bank to the 401(k) plan. The total retirement plan expense was $1,012,000 for the year ended December 31, 2003, $915,000 for the year ended December 31, 2002, and $801,000 for the year ended December 31, 2001. This included profit sharing contributions of two percent in 2003 and three percent in 2002 and 2001.

   The Bank has a postretirement benefit plan that generally provides for the continuation of medical benefits for all employees who retire from the Bank at age 55 or older, upon meeting certain length of service eligibility requirements. The Bank does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. The amount of benefits paid under the postretirement benefit plan was $95,000 in 2003, $84,000 in 2002, and $71,000 in 2001. The amount of insurance premium paid by the Bank for retirees is capped at 200% of the cost of the premium as of December 31, 1992.

   A reconciliation of the accumulated postretirement benefit obligation ("APBO") to the amounts recorded in the consolidated balance sheets in Interest Payable and Other Liabilities at December 31 is as follows (000s omitted):

                                                                     2003          2002
                                                                    -------       -------
APBO                                                                $ 2,033       $ 1,757
Unrecognized net transition obligation                                 (482)         (536)
Unrecognized prior service costs                                        (40)          (44)
Unrecognized net gain                                                  (164)           24
                                                                    -------       -------
Liability recorded in the consolidated statements of condition      $ 1,347       $ 1,201
                                                                    =======       =======

The changes recorded in the accumulated postretirement benefit obligation were as follows (000s omitted):

                                                           2003          2002
                                                          -------       -------
APBO at beginning of year                                 $ 1,757       $ 1,513
Service cost                                                   69            49
Interest cost                                                 114           110
Actuarial loss                                                188           169
Benefits paid during year                                     (95)          (84)
                                                          -------       -------
APBO at end of year                                       $ 2,033       $ 1,757
                                                          =======       =======

Components of the Bank's postretirement benefit expense were as follows:

                                            2003       2002        2001
                                           -----      -----       -----
Service cost                               $  69      $  49       $  42
Interest cost                                114        110         106
Amortization of transition obligation         54         54          54
Prior service costs                            4          4           4
Amortization of gains                         --         (5)         (8)
                                           -----      -----       -----
Net postretirement benefit expense         $ 241      $ 212       $ 198
                                           =====      =====       =====


   The APBO as of December 31, 2003 and 2002 was calculated using assumed discount rates of 6.25% and 6.75%, respectively. Health care and prescription costs were assumed to rise 8.00% and 12.00%, respectively, in 2004, with the assumed rates of increase decreasing uniformly each year thereafter to a minimum of 5.50% in 2008 and thereafter. To illustrate the significance of these assumptions, a rise in the assumed rate of health care cost increases of 1.00% each year would change the APBO as of December 31, 2003 by 0.40%, or $8,087.

(11) STOCKHOLDERS' EQUITY

   On December 11, 2003, the Corporation repurchased 1,632,475 shares of its stock at $18.50 per share in a self tender offer.

   On December 21, 2000, the Corporation's Board of Directors authorized the repurchase of up to 2 million shares of MBT Financial Corp. common stock during the two-year period beginning January 2, 2001. On December 19, 2002, the Board of Directors extended the repurchase program until December 31, 2004. Shares purchased are as follows:

                                                      Shares
                                                    Repurchased         Cost
                                                    -----------         ----

 2001                                                   247,458      $ 3,511,274
 2002                                                   592,101        7,908,387
 2003                                                    60,000          807,650
                                                    -----------      -----------
Total                                                   899,559      $12,227,311
                                                    ===========      ===========


 (12) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   Certain of the Bank's assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets. These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below. The fair values of all financial instruments not discussed below are estimated to be equal to their carrying values as of December 31, 2003 and 2002.

   INVESTMENT SECURITIES

   Fair value for the Bank's investment securities was determined using the market value at December 31, 2003 and 2002. These Estimated Market Values are disclosed in Note 3.

   LOANS, NET

   The fair value of all loans is estimated by discounting the future cash flows associated with the loans, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair value of loans at December 31, 2003, net of the allowance for loan losses, is $865,427,000, compared to the carrying value of $849,350,000. The estimated fair value of loans at December 31, 2002, net of the allowance for loan losses, was $788,731,000, compared to the carrying value of $761,405,000.

   OTHER TIME DEPOSITS

   The fair value of other time deposits, consisting of fixed maturity certificates of deposit, is estimated by discounting the related cash flows using the rates currently offered for deposits of similar remaining maturities. The estimated fair value of other time deposits at December 31, 2003 is $348,255,000, compared to the carrying value of $337,472,000. The estimated fair value of other time deposits at December 31, 2002 was $358,887,000, compared to the carrying value of $347,416,000.

   FEDERAL HOME LOAN BANK ADVANCES

   A portion of the Federal Home Loan Bank advances in the accompanying consolidated balance sheets were written with a put option that allows the Federal Home Loan Bank to require repayment or conversion to a variable rate advance. The fair value of these putable Federal Home Loan Bank advances is estimated using the binomial lattice option pricing method. The estimated fair value of putable Federal Home Loan Bank advances at December 31, 2003 is $144,546,000, compared to the carrying value of $130,000,000. The fair value and carrying value of the variable rate advances at December 31, 2003 is $95,000,000. The estimated fair value of Federal Home Loan Bank advances at December 31, 2002 was $260,257,000, compared to the carrying value of $225,000,000.

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

   The provision for Federal income taxes consists of the following (000s omitted):

                                                          2003          2002          2001
                                                         -------       -------       -------
Federal income taxes currently payable (refundable)      $ 7,348       $ 6,507       $ 9,815
Provision (credit) for deferred taxes on:
    Book (over) under tax loan loss provision               (639)          210          (840)
    Accretion of bond discount                              (245)          103           111
    Net deferred loan origination fees                       (43)           46            40
    Accrued postretirement benefits                            5           (58)          (84)
    Tax over (under) book depreciation                       441            70            70
    Other, net                                              (256)        1,236          (805)
                                                         -------       -------       -------
                                                         $ 6,611       $ 8,114       $ 8,307
                                                         =======       =======       =======

The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as follows:

                                2003          2002          2001
                               ------        ------        ------
Statutory rate                   35.0%         35.0%         35.0%
Municipal interest income        (7.7)         (7.1)         (7.0)
Other, net                       (1.8)         (0.8)         (0.5)
                               ------        ------        ------
Effective tax rate               25.5%         27.1%         27.5%
                               ======        ======        ======




   The components of the net deferred Federal income tax asset (included in Interest Receivable and Other Assets on the accompanying consolidated balance sheets) at December 31 are as follows (000s omitted):

                                                                      2003          2002
                                                                   -------       -------
Deferred Federal income tax assets:

       Allowance for loan losses                                   $ 4,979       $ 4,340
       Net deferred loan origination fees                              601           558
       Tax versus book depreciation differences                        216           657
       Net unrealized losses on securities available for sale          450            --
       Accrued postretirement benefits                                 471           476
       Other, net                                                      467           211
                                                                   -------       -------
                                                                   $ 7,184       $ 6,242
Deferred Federal income tax liabilities:

       Net unrealized gains on securities available for sale       $    --       $  (282)
       Accretion of bond discount                                     (342)         (587)
                                                                   -------       -------
                                                                   $  (342)      $  (869)
                                                                   -------       -------
Net deferred Federal income tax asset                              $ 6,842       $ 5,373
                                                                   =======       =======



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

   As of December 31, 2003, the Corporation's capital ratios exceeded the required minimums to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation must maintain minimum Total risk based, Tier I risk based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since December 31, 2003 that Management believes have changed the Corporation's category. Management believes, as of December 31, 2003, that the Corporation meets all capital adequacy requirements to which it is subject.

   The Corporation's and Bank's actual capital amounts and ratios are also presented in the table (000's omitted in dollar amounts).

                                                                    Minimum to Qualify as
                                                      Actual          Well Capitalized
                                                      ------          ----------------
                                                 Amount      Ratio  Amount       Ratio
                                                 ------      -----  ------       -----
AS OF DECEMBER 31, 2003:

    Total Capital to Risk-Weighted Assets

        Consolidated                            $156,520     15.7%  $ 99,873     10.0%
        Monroe Bank & Trust                      156,146     15.6%    99,873     10.0%
    Tier 1 Capital to Risk-Weighted Assets

        Consolidated                             143,980     14.4%    59,924      6.0%
        Monroe Bank & Trust                      143,606     14.4%    59,924      6.0%
    Tier 1 Capital to Average Assets

        Consolidated                             143,980      9.8%    73,767      5.0%
        Monroe Bank & Trust                      143,606      9.7%    73,767      5.0%


                                                                     Minimum to Qualify as
                                                      Actual            Well Capitalized
                                                      ------            ----------------
                                                Amount      Ratio       Amount     Ratio
                                                ------      -----       ------     -----
AS OF DECEMBER 31, 2002:

    Total Capital to Risk-Weighted Assets

        Consolidated                            $177,856    19.0%      $ 93,525    10.0%
        Monroe Bank & Trust                      177,675    19.0%        93,525    10.0%
    Tier 1 Capital to Risk-Weighted Assets

        Consolidated                             166,121    17.8%        56,115     6.0%
        Monroe Bank & Trust                      165,940    17.7%        56,115     6.0%
    Tier 1 Capital to Average Assets

        Consolidated                             166,121    11.8%        70,610     5.0%
        Monroe Bank & Trust                      165,940    11.8%        70,610     5.0%



(15) EARNINGS PER SHARE

THE CALCULATION OF EARNINGS PER COMMON SHARE FOR THE YEARS ENDED DECEMBER 31 IS AS FOLLOWS:

                                                      2003             2002             2001
                                                   -----------      -----------      -----------
BASIC
        Net income                                 $19,315,000      $21,804,000      $21,923,000
        Less preferred dividends                            --               --               --
        Net income applicable to common stock      $19,315,000      $21,804,000      $21,923,000
                                                   -----------      -----------      -----------
        Average common shares outstanding           19,026,369       19,458,737       19,933,580
                                                   -----------      -----------      -----------
        Earnings per common share - basic          $      1.02      $      1.12      $      1.10
                                                   ===========      ===========      ===========

                                                           2003             2002             2001
                                                        -----------      -----------      -----------
DILUTED
       Net income                                       $19,315,000      $21,804,000      $21,923,000
       Less preferred dividends                                  --               --               --
       Net income applicable to common stock            $19,315,000      $21,804,000      $21,923,000
                                                        -----------      -----------      -----------
       Average common shares outstanding                 19,026,369       19,458,737       19,933,580
       Stock option adjustment                               46,260              933              180
                                                        -----------      -----------      -----------
       Average common shares outstanding - diluted       19,072,629       19,459,670       19,933,760
                                                        -----------      -----------      -----------
       Earnings per common share - diluted              $      1.01      $      1.12      $      1.10
                                                        ===========      ===========      ===========



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

   Stock options granted under the plan have exercise prices equal to the fair market value at the date of grant. Options granted under the plan may be exercised for a period of no more than ten years from the date of grant. One-third of the options granted to key employees in 2003 and 2002 vest annually, beginning December 31, 2003 and December 31, 2002, respectively. The options granted to key employees in 2000 are vested as of December 31, 2002. The options granted to non-employee directors in 2002 and 2001 vested on December 31, 2002 and December 31, 2001, respectively.

   A summary of the status of stock options under the plan is presented in the table below.

                                              2003                       2002                       2001
                                              ----                       ----                       ----
                                               Weighted Average            Weighted Average            Weighted Average
                                       Shares   Exercise Price    Shares    Exercise Price    Shares    Exercise Price
                                       ------   --------------    ------    --------------    ------    --------------
Options Outstanding, January 1        323,949      $15.52        140,434        $17.71        126,600      $18.13
Granted                               179,500       13.20        183,515         13.85         13,834       13.94
Exercised                              19,647       13.86             --            --             --          --
Cancelled                               3,000       13.85             --            --             --          --
Options Outstanding, December 31      480,802      $14.74        323,949        $15.52        140,434      $17.71
                                      -------      ------        -------        ------        -------      ------
Options Exercisable, December 31      306,445      $15.49        212,615        $16.40         98,236      $17.54
                                      -------      ------        -------        ------        -------      ------

Weighted Average Fair Value of

   Options Granted During Year                     $ 3.04                       $ 3.19                     $ 3.82



   The options outstanding as of December 31, 2003 are exercisable at prices ranging from $13.20 to $18.125. The options exercisable as of December 31, 2003 are exercisable at prices ranging from $13.20 to $18.125.

(17) PARENT COMPANY

   Condensed parent company financial statements, which include transactions with the subsidiary, are as follows (000s omitted):

BALANCE SHEETS

                                                            DECEMBER 31,
                                                        2003          2002
                                                      --------      --------
ASSETS

Cash and due from banks                               $  2,745      $  2,715
Investment in subsidiary bank                          143,071       166,818
                                                      --------      --------
      Total assets                                    $145,816      $169,533
                                                      ========      ========

LIABILITIES

Dividends payable and other liabilities               $  2,370      $  2,534
                                                      --------      --------
      Total liabilities                                  2,370         2,534
                                                      --------      --------

STOCKHOLDERS' EQUITY

      Total stockholders' equity                       143,446       166,999
                                                      --------      --------
      Total liabilities and stockholders' equity      $145,816      $169,533
                                                      ========      ========


STATEMENTS OF INCOME

                                                            YEARS ENDED DECEMBER 31,
                                                     2003           2002           2001
                                                   --------       --------       --------
INCOME

Dividends from subsidiary bank                     $ 42,061       $ 18,357       $ 13,194
                                                   --------       --------       --------
        Total income                                 42,061         18,357         13,194
                                                   --------       --------       --------

EXPENSE

Interest on other borrowed funds                         --             --             --
Other expense                                           399             98            123
                                                   --------       --------       --------
        Total expense                                   399             98            123
                                                   --------       --------       --------

Income before tax and equity in undistributed
       net income of subsidiary bank                 41,662         18,259         13,071
Income tax benefit                                     (102)           (34)           (45)
                                                   --------       --------       --------
Income before equity in undistributed
       net income of subsidiary bank                 41,764         18,293         13,116
Equity in undistributed net income (loss)
       of subsidiary bank                           (22,449)         3,511          8,807
                                                   --------       --------       --------
NET INCOME                                         $ 19,315       $ 21,804       $ 21,923
                                                   ========       ========       ========

STATEMENTS OF CASH FLOWS

                                                                         YEARS ENDED DECEMBER 31,
                                                                   2003           2002           2001
                                                                  --------       --------       --------
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:

Net income                                                        $ 19,315       $ 21,804       $ 21,924
Equity in undistributed net income (loss) of subsidiary bank        22,449         (3,511)        (8,808)
Net increase (decrease) in other liabilities                          (164)            80            325
                                                                  --------       --------       --------
     Net cash provided by operating activities                    $ 41,600       $ 18,373       $ 13,441
                                                                                 --------       --------

CASH FLOWS PROVIDED BY (USED FOR)
FINANCING ACTIVITIES:

Issuance of common stock                                          $    342       $     --       $     --
Repurchase of common stock                                         (31,008)        (7,908)        (3,511)
Dividends paid                                                     (10,904)       (10,349)        (9,583)
                                                                  --------       --------       --------
     Net cash used for financing activities                       $(41,570)      $(18,257)      $(13,094)
                                                                  --------       --------       --------

NET INCREASE IN CASH

AND CASH EQUIVALENTS                                              $     30       $    116       $    347

CASH AND CASH EQUIVALENTS

AT BEGINNING OF YEAR                                                 2,715          2,599          2,252
                                                                  --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  2,745       $  2,715       $  2,599
                                                                  ========       ========       ========



   Under current regulations, the Bank is limited in the amount it may loan to the Corporation. Loans to the Corporation may not exceed ten percent of the Bank's capital stock, surplus, and undivided profits plus the allowance for loan losses. Loans from the Bank to the Corporation are required to be collateralized. Accordingly, at December 31, 2003, Bank funds available for loans to the Corporation amounted to $15,841,000. The Bank has not made any loans to the Corporation.

 (18) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
   The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

   The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for its other lending activities.

   Financial instruments whose contractual amounts represent off-balance sheet credit risk at December 31 were as follows (000s omitted):

                                                                  Contractual Amount
                                                                  2003          2002
                                                                --------      --------
Commitments to extend credit:
       Unused portion of commercial lines of credit             $118,339      $ 97,402
       Unused portion of credit card lines of credit               9,828        10,018
       Unused portion of home equity lines of credit              16,907        16,953
Standby letters of credit and financial guarantees written        18,764        17,320



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

   Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and other business transactions. Approximately $16,037,000 of the letters of credit expires in 2004 and $2,727,000 extends for two to five years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(19) QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (000S OMITTED):


     2003                                      FIRST        SECOND       THIRD       FOURTH
     ----                                      -----        ------       -----       ------
Total Interest Income                         $19,559      $20,020      $19,299      $18,896
Total Interest Expense                          7,555        7,118        6,524        6,270
                                              -------      -------      -------      -------
Net Interest Income                            12,004       12,902       12,775       12,626
Provision for Loan Losses                         825          825        6,325           30
Other Income                                    3,203        3,516        3,882        3,202
Other Expenses                                  7,374        7,582        7,680        7,543
                                              -------      -------      -------      -------
Income Before Provision For Income Taxes        7,008        8,011        2,652        8,255
Provision For Income Taxes                      1,951        2,230          679        1,751
                                              -------      -------      -------      -------
Net Income                                    $ 5,057      $ 5,781      $ 1,973      $ 6,504
                                              =======      =======      =======      =======

Basic Earnings Per Common Share               $  0.26      $  0.30      $  0.10      $  0.36
Diluted Earnings Per Common Share             $  0.26      $  0.30      $  0.10      $  0.35

Dividends Declared Per Share                  $  0.14      $  0.14      $  0.15      $  0.15


     2002                                      FIRST        SECOND       THIRD        FOURTH
     ----                                      -----        ------       -----        ------
Total Interest Income                         $21,726      $21,352      $21,163      $20,363
Total Interest Expense                          9,074        8,775        8,567        7,971
                                              -------      -------      -------      -------
Net Interest Income                            12,652       12,577       12,596       12,392
Provision for Loan Losses                       2,750        1,350        1,400          601
Other Income                                    2,776        3,294        3,032        3,689
Other Expenses                                  7,006        6,261        6,415        7,307
                                              -------      -------      -------      -------
Income Before Provision For Income Taxes        5,672        8,260        7,813        8,173
Provision For Income Taxes                      1,560        2,244        2,133        2,177
                                              -------      -------      -------      -------
Net Income                                    $ 4,112      $ 6,016      $ 5,680      $ 5,996
                                              =======      =======      =======      =======

Basic Earnings Per Common Share               $  0.21      $  0.31      $  0.29      $  0.31
Diluted Earnings Per Common Share             $  0.21      $  0.31      $  0.29      $  0.31

Dividends Declared Per Share                  $  0.13      $  0.13      $  0.14      $  0.14

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

                        Item 9A. Controls and Procedures

MBT Financial Corp. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2003, that materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                                    PART III

        Item 10. Directors and Executive Officers of the Registrant

(A)EXECUTIVE OFFICERS - See "Executive Officers" in part I, Item 1 hereof.

(B)DIRECTORS AND EXECUTIVE OFFICERS - information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities Exchange Commission.

(C)AUDIT COMMITTEE FINANCIAL EXPERT - The Board of Directors has determined that Connie S. Cape, Chair of the Audit Committee, is an "audit committee financial expert" and "independent" as defined under applicable SEC and NASDAQ rules.

(D)MBT Financial Corp. has adopted its CODE OF ETHICS, a code of ethics that applies to all its directors, officers, and employees, including its Chief Executive Officer, Chief Financial Officer, and internal auditor. A copy of the Code of Ethics is posted on our website at http://www.mbandt.com. In the event we make any amendment to, or grant any waiver of, a provision of the Code of Ethics that applies to the principal executive officers, principal financial officer, principal accounting officer, or controller, or persons performing similar functions that require disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the reasons for it, and the nature of any waiver, the name of the person to whom it was granted, and the date, on our internet website.

                         Item 11. Executive Compensation

Information required by this item is incorporated by reference from the sections entitled "Executive Compensation and Other Information" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.

  Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated by reference from the section entitled "Ownership of Voting Shares" in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.

Securities authorized for issuance under equity compensation plans as of December 31, 2003 were as follows:

                                               Equity Compensation Plan Information
                                                                                                               Number of
                                                                                                           securities remaining
                                                                                                            available for future
                                                                                                               issuance under
                                                                                                           equity compensation plans
                                   Number of securities to be issued  Weighted average exercise price of       upon (excluding
                                        exercise of outstanding       outstanding options, warrants, and   securities reflected in
                                     options, warrants, and rights               rights                      the first column )
                                     -----------------------------    ----------------------------------   -------------------------
Equity Compensation plans
  approved by security holders                 480,802                           $14.74                                  519,198
Equity Compensation plans
  not approved by security holders                   0                                0                                        0
                                               -------                           ------                                  -------
Total                                          480,802                           $14.74                                  519,198
                                               -------                           ------                                  -------

          Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference from the section entitled "Certain Transactions" in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.

              Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference from the section entitled "Principal Accounting Firm Fees" in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.

                                     PART IV

 Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K Contents

Financial Statements

      Reports of Independent Public Accountants - Pages 19-20

      Consolidated Balance Sheets as of December 31, 2003 and 2002 - Page 21

      Consolidated Statements of Income for the Years Ended December 31, 2003,
            2002, and 2001 - Page 22

      Consolidated Statements of Changes in Stockholders' Equity for the Years
            Ended December 31, 2003, 2002, and 2001 - Page 23

      Consolidated Statements of Cash Flows for the Years Ended December 31,
            2003, 2002, and 2001 - Page 24

      Notes to Consolidated Financial Statements - Pages 25 - 38




                               Reports on Form 8-K

MBT Financial Corp. filed the following reports on Form 8-K during the quarter ended December 31, 2003:

Date of Event Reported        Event Reported
----------------------        ------------------------------------------
October 2, 2003               Items 7 and 12 - Financial Statements and
                              Exhibits, and Disclosure of Results of
                              Operations and Financial Condition, Update
                              to Full Year Financial Guidance

October 15, 2003              Items 7 and 12 - Financial Statements and
                              Exhibits, and
                              Disclosure of Results of Operations and
                              Financial Condition,
                              Third Quarter 2003 Earnings Announcement


                                    Exhibits

The following exhibits are filed as a part of this report:

3.1 Restated Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.

3.2   Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT
      Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000 and amended in Exhibit 3.2 to MBT Financial Corp.'s Form 10-Q for its fiscal quarter ended September 30, 2003.

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

10.7  Monroe Bank & Trust Supplemental Executive Retirement Agreement.
      Previously filed as Exhibit 10.1 to MBT Financial Corp.'s Form 10-Q for its fiscal quarter ended September 30, 2003.

10.8  Monroe Bank & Trust Split Dollar Agreement. Previously filed as
      Exhibit 10.2 to MBT Financial Corp.'s Form 10-Q for its fiscal quarter ended September 30, 2003.
21    Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT
      Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.

23    Consent of Independent Auditors

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

Dated: March 11, 2004                           MBT FINANCIAL CORP.





                                                By: /s/ John L. Skibski
                                                    --------------------
                                                    John L. Skibski
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 11, 2004


By: /s/ Ronald D. LaBeau              By: /s/ John L. Skibski
    --------------------------            ------------------------------
    Ronald D. LaBeau                      John L. Skibski
    Chairman, Chief Executive             Chief Financial Officer
    Officer & Director

By: /s/ Connie S. Cape                By: /s/ Richard A. Sieb
    --------------------------            ------------------------------
    Connie S. Cape                        Richard A. Sieb
    Director                              Director


By: /s/ Thomas M. Huner               By: /s/ Philip P. Swy
    --------------------------            ------------------------------
    Thomas M. Huner                       Philip P. Swy
    Director                              Director


By: /s/ Gerald L. Kiser
    --------------------------
    Gerald L. Kiser
    Director

                                  Exhibit Index

Exhibit Number                          Description of Exhibits
--------------                          -----------------------


   3.1            Restated Articles of Incorporation of MBT Financial Corp.
                  Previously filed as Exhibit 3.1 to MBT Financial Corp.'s Form
                  10-K for its fiscal year ended December 31, 2000.

   3.2 Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.'s Form 10-K for its fiscal year ended
                  December 31, 2000 and amended in Exhibit 3.2 to MBT Financial
                  Corp.'s Form 10-Q for its fiscal quarter ended September 30, 2003.

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

   10.7           Monroe Bank & Trust Supplemental Executive Retirement
                  Agreement. Previously filed as Exhibit 10.1 to MBT Financial
                  Corp.'s Form 10-Q for its fiscal quarter ended September 30, 2003.

   10.8 Monroe Bank & Trust Split Dollar Agreement. Previously filed as Exhibit 10.2 to MBT Financial Corp.'s Form 10-Q for its fiscal quarter ended September 30, 2003.

   21 Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.'s Form 10-K for its fiscal year ended
                  December 31, 2000.

   23             Consent of Independent Auditors

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