Form 10-Q
period 2004-03-31
MBT FINANCIAL CORP
filed 2004-05-10
CIK 1118237

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2004

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

Yes [X]  No [ ]

As of May 6, 2004, there were 17,414,547 shares of the Corporation's Common Stock outstanding.

================================================================================

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               MBT FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS



                                                       MARCH 31,         DECEMBER 31,
Dollars in thousands                                     2004               2003
                                                     -----------         -----------
ASSETS
Cash and Cash Equivalents
  Cash and due from banks                            $    24,342         $    22,525
  Federal funds sold                                          --                  --
                                                     -----------         -----------
    Total cash and cash equivalents                       24,342              22,525

Securities - Held to Maturity                             98,119              99,154
Securities - Available for Sale                          333,783             397,642
Federal Home Loan Bank stock - at cost                    11,833              11,686
Loans held for sale                                          204               1,406
Loans - Net                                              867,326             847,944
Accrued interest receivable and other assets              58,237              59,407
Premises and Equipment - Net                              18,848              18,024
                                                     -----------         -----------
    Total assets                                     $ 1,412,692         $ 1,457,788
                                                     ===========         ===========

LIABILITIES
Deposits:
  Non-interest bearing                               $   126,288         $   135,536
  Interest-bearing                                       893,900             903,581
                                                     -----------         -----------
    Total deposits                                     1,020,188           1,039,117

Federal Home Loan Bank advances                          225,000             225,000
Federal funds purchased                                   10,600              45,000
Interest payable and other liabilities                     8,005               5,225
                                                     -----------         -----------
    Total liabilities                                  1,263,793           1,314,342
                                                     -----------         -----------
STOCKHOLDERS' EQUITY
Common stock (no par value)                                   --                  --
Additional paid-in capital                                20,668              20,414
Retained Earnings                                        126,641             123,867
Accumulated other comprehensive income                     1,590                (835)
                                                     -----------         -----------
    Total stockholders' equity                           148,899             143,446
                                                     -----------         -----------
    Total liabilities and stockholders' equity       $ 1,412,692         $ 1,457,788
                                                     ===========         ===========


The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME



                                                 THREE MONTHS ENDED MARCH 31,
Dollars in thousands                                2004             2003
                                                 -----------     -----------
INTEREST INCOME
Interest and fees on loans                       $    13,559     $    13,816
Interest on investment securities-
  Tax-exempt                                           2,840           3,075
  Taxable                                              2,160           2,613
Interest on federal funds sold                             1              55
                                                 -----------     -----------
    Total interest income                             18,560          19,559
                                                 -----------     -----------
INTEREST EXPENSE
Interest on deposits                                   3,239           4,363
Interest on borrowed funds                             2,681           3,192
                                                 -----------     -----------
    Total interest expense                             5,920           7,555
                                                 -----------     -----------
NET INTEREST INCOME                                   12,640          12,004
PROVISION FOR LOAN LOSSES                                600             825
                                                 -----------     -----------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                             12,040          11,179
                                                 -----------     -----------
OTHER INCOME
Income from trust services                               814             873
Service charges and other fees                         1,278           1,245
Net gain on sales of securities                          107             172
Other                                                  1,027             913
                                                 -----------     -----------
    Total other income                                 3,226           3,203
                                                 -----------     -----------
OTHER EXPENSES
Salaries and employee benefits                         4,488           4,222
Occupancy expense                                        808             668
Other                                                  2,593           2,484
                                                 -----------     -----------
    Total other expenses                               7,889           7,374
                                                 -----------     -----------
INCOME BEFORE PROVISION
FOR INCOME TAXES                                       7,377           7,008
PROVISION FOR INCOME TAXES                             1,977           1,951
                                                 -----------     -----------
NET INCOME                                       $     5,400         $ 5,057
                                                 ===========     ===========

BASIC EARNINGS PER COMMON SHARE                  $      0.31         $  0.26
                                                 ===========     ===========
DILUTED EARNINGS PER COMMON SHARE                $      0.31         $  0.26
                                                 ===========     ===========
COMMON STOCK DIVIDENDS DECLARED PER SHARE        $      0.15         $  0.14
                                                 ===========     ===========




The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     THREE MONTHS ENDED MARCH 31,
Dollars in thousands                                                                   2004                 2003
                                                                                     ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                           $   5,400          $   5,057
Adjustments to reconcile net income to net cash from operating activities
  Depreciation                                                                             676                567
  Provision for loan losses                                                                600                825
  (Increase) decrease in net deferred Federal income tax asset                              18               (256)
  Net Amortization (Accretion) of investment premium and discount                          304              1,161
  Net increase (decrease) in interest payable and other liabilities                      2,780              1,304
  Net (increase) decrease in interest receivable and other assets                       (2,502)            (1,908)
  Net gain on sales of securities                                                         (100)              (169)
  Increase in cash surrender value of life insurance                                      (387)              (201)
                                                                                     ---------          ---------
    Net cash provided by operating activities                                        $   6,789          $   6,380
                                                                                     ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities held to
 maturity                                                                            $   4,303          $   8,469
Proceeds from maturities and redemptions of investment securities available for
 sale                                                                                   28,522            141,244
Proceeds from sales of investment securities available for sale                         51,147             25,495
Net (increase) decrease in loans                                                       (18,780)           (31,353)
Proceeds from sales of other real estate owned                                           2,733              3,457
Proceeds from sales of other assets                                                         --                 --
Purchase of investment securities held to maturity                                      (3,268)              (877)
Purchase of investment securities available for sale                                   (12,430)          (217,843)
Purchase of bank premises and equipment                                                 (1,500)            (1,753)
Purchase of bank owned life insurance                                                       --                 --
                                                                                     ---------          ---------
    Net cash used for investing activities                                           $  50,727          $ (73,161)
                                                                                     ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                  $ (18,929)         $  23,915
Net increase (decrease) in Federal funds purchased                                     (34,400)            24,900
Proceeds from issuance of common stock                                                     254                 --
Repurchase of common stock                                                                  --               (659)
Dividends paid                                                                          (2,624)            (2,685)
                                                                                     ---------          ---------
    Net cash provided by (used for) financing activities                             $ (55,699)         $  45,471
                                                                                     ---------          ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 $   1,817          $ (21,310)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          22,525             43,618
                                                                                     ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF QUARTER                                          $  24,342          $  22,308
                                                                                     =========          =========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                ACCUMULATED
                                                            ADDITIONAL                             OTHER
                                                             PAID-IN            RETAINED        COMPREHENSIVE
Dollars in thousands                                         CAPITAL            EARNINGS        INCOME (LOSS)          TOTAL
                                                            ----------         ---------        -------------        ---------
BALANCE - JANUARY 1, 2004                                   $   20,414         $ 123,867          $    (835)         $ 143,446

Repurchase of Common Stock                                          --                --                 --                 --
Issuance of Common Stock (18,033 shares)                           254                --                 --                254
Dividends declared ($0.15 per share)                                --            (2,626)                --             (2,626)

Comprehensive income:
  Net income                                                        --             5,400                 --              5,400
  Change in net unrealized gain (loss) on securities
   available for sale - Net of tax effect of $1,305                 --                --              2,425              2,425
                                                            ----------         ---------        -----------          ---------
    Total Comprehensive Income                                      --             5,400              2,425              7,825
                                                            ==========         =========        ===========          =========
BALANCE - MARCH 31, 2004                                     $  20,668         $ 126,641          $   1,590          $ 148,899
                                                            ==========         =========        ===========          =========



The accompanying notes to consolidated financial statements are integral part of these statements.

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

The significant accounting policies are as follows:

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Corporation and its subsidiary. All material intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

BUSINESS SEGMENTS
While the Corporation's chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a company wide basis. Accordingly, all of the Corporation's operations are considered by management to be aggregated in one reportable segment.

STOCK-BASED COMPENSATION
The Company applies the provisions of APB Opinion No. 25, "Accounting for Stock-Based Compensation," for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method has been applied in measuring compensation costs.

The Company's as reported and pro forma information for the quarters ended March 31:



Dollars in thousands, except per share data          2004           2003
                                                  ----------      --------
Net Income as Reported                            $    5,400      $  5,057
Pro Forma Adjustment
    Due to Stock Options                                (105)          (64)
                                                  ----------      --------
Pro Forma Net Income                              $    5,295      $  4,993
                                                  ==========      ========
Earning per Share as Reported
    Basic                                              $0.31         $0.26
    Diluted                                            $0.31         $0.26
Pro Forma Earnings per Share
    Basic                                              $0.30         $0.26
    Diluted                                            $0.30         $0.26




Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants are generally made each year.

The weighted average fair value of options granted was $3.84 in 2004 and $3.19 in 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: expected option lives of seven years for both years; expected volatility of 25.3% in 2004 and 23.9% in 2003; and risk-free interest rates of 3.8% in 2004 and 4.6% in 2003.


2. EARNINGS PER SHARE
The calculation of net income per common share for the three months ended March 31 is as follows:


                                                          2004                2003
                                                      -----------         -----------
BASIC
  Net income                                          $ 5,400,000         $ 5,057,000
  Less preferred dividends                                     --                  --
                                                      -----------         -----------
  Net income applicable to common stock               $ 5,400,000         $ 5,057,000
                                                      -----------         -----------
  Average common shares outstanding                    17,501,262          19,134,441
                                                      -----------         -----------
  Earnings per common share - basic                   $      0.31         $      0.26
                                                      ===========         ===========


                                                          2004                2003
                                                      -----------         -----------
DILUTED
  Net income                                          $ 5,400,000         $ 5,057,000
  Less preferred dividends                                     --                  --
                                                      -----------         -----------
  Net income applicable to common stock               $ 5,400,000         $ 5,057,000
                                                      -----------         -----------
  Average common shares outstanding                    17,501,262          19,134,441
  Stock option adjustment                                  78,767                  --
                                                      -----------         -----------
  Average common shares outstanding - diluted          17,580,029          19,134,441
                                                      -----------         -----------
  Earnings per common share - diluted                 $      0.31         $      0.26
                                                      ===========         ===========

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

                                                        WEIGHTED AVERAGE
                                        SHARES           EXERCISE PRICE
                                       -------         -----------------

Options Outstanding, January 1         480,802         $           14.74
Granted                                161,000                     16.69
Exercised                               15,500                     13.61
Cancelled                                   --                        --
                                       =======         =================
Options Outstanding, March 31          626,302         $           15.94
                                       =======         =================
Options Exercisable, March 31          290,935         $           15.59
                                       =======         =================


3. LOANS
The Bank grants commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan, southern Wayne County, Michigan, and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.

Loans consist of the following (000s omitted):



                                                      MARCH 31,      DECEMBER 31,
                                                        2004            2003
                                                     ----------      ------------
Real estate loans                                    $  719,773      $    695,677
Loans to finance agricultural production and
   other loans to farmers                                 2,478             2,263
Commercial and industrial loans                          83,524            93,444
Loans to individuals for household, family,
   and other personal expenditures                       77,683            72,972
All other loans (including overdrafts)                      524             1,228
                                                     ----------      ------------
   Total loans, gross                                   883,982           865,584
   Less: Deferred loan fees                               1,693             1,734
                                                     ----------      ------------
   Total loans, net of deferred loan fees               882,289           863,850
   Less: Allowance for loan losses                       14,760            14,500
                                                     ----------      ------------
                                                     $  867,529       $   849,350
                                                     ==========      ============


                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)




Loans are placed in a nonaccrual status when, in the opinion of Management, the collection of additional interest is doubtful. All loans internally classified by Management as nonperforming are reviewed for impairment. Allowances for loans determined to be impaired are included in the allowance for loan losses. All cash received on nonaccrual loans is applied to the principal balance. Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due, restructured loans, real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure, and investment securities that are 90 days or more past due on the interest or principal payments. The following table summarizes nonperforming assets (000's omitted):



                                             MARCH 31,       DECEMBER 31,
                                               2004              2003
                                             ---------       ------------
Nonaccrual loans                             $  33,209       $     34,248
Loans 90 days past due                             259                100
Restructured loans                               2,561              4,755
                                             ---------       ------------
   Total nonperforming loans                 $  36,029       $     39,103

Other real estate owned                          8,609              8,434
Nonperforming investment securities                171                140
                                             ---------       ------------
   Total nonperforming assets                $  44,809       $     47,677
                                             =========       ============
Nonperforming assets to total assets              3.17%              3.27%
Allowance for loan losses to
   nonperforming assets                          32.94%             30.41%




4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):



                                   March 31,         March 31,
                                     2004              2003
                                  ---------         ----------
Balance beginning of year         $  14,500         $   12,400
Provision for loan losses               600                825
Loans charged off                      (666)              (336)
Recoveries                              326                207
                                  ---------         ----------
Balance end of period             $  14,760         $   13,096
                                  =========         ==========

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

5. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of March 31, 2004 and December 31, 2003 (000's omitted):



                                                      MARCH 31, 2004                  DECEMBER 31, 2003
                                                      --------------                  -----------------
                                                 AMORTIZED       ESTIMATED        AMORTIZED       ESTIMATED
                                                  COST          MARKET VALUE        COST         MARKET VALUE
                                                --------        ------------      ---------      ------------
Held to Maturity
Obligations of U.S. Government Agencies         $    503        $        574      $     536      $        590
Obligations of States and Political
   Subdivisions                                   94,599              98,289         95,634            99,234
Other Securities                                   3,017               3,187          2,984             3,116
                                                --------        ------------      ---------      ------------
                                                $ 98,119        $    102,050      $  99,154      $    102,940
                                                ========        ============      =========      ============


                                                      MARCH 31, 2004                  DECEMBER 31, 2003
                                                      --------------                  -----------------
                                                AMORTIZED        ESTIMATED        AMORTIZED       ESTIMATED
                                                  COST          MARKET VALUE        COST         MARKET VALUE
                                                --------        ------------      ---------      ------------
Available for Sale
Obligations of U.S. Government Agencies         $269,158        $    269,488      $ 315,004      $    311,944
Obligations of States and Political
   Subdivisions                                   27,332              28,314         26,047            26,473
Other Securities                                  34,847              35,981         57,876            59,225
                                                --------        ------------      ---------      ------------
                                                $331,337        $    333,783      $ 398,927      $    397,642
                                                ========        ============      =========      ============



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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):



                                                                        CONTRACTUAL AMOUNT
                                                                   ----------------------------
                                                                   MARCH 31,       DECEMBER 31,
                                                                     2004              2003
                                                                   ---------       ------------
Commitments to extend credit:
  Unused portion of commercial lines of credit                     $ 105,129        $   118,339
  Unused portion of credit card lines of credit                        9,334              9,828
  Unused portion of home equity lines of credit                       16,347             16,907
Standby letters of credit and financial guarantees written            18,735             18,764




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

                               FINANCIAL CONDITION

During the first quarter of 2004, the Bank's gross loans increased $18.4 Million, or 2.1%, while deposits decreased $18.9 million, or 1.8%. The Bank also reduced its use of federal funds borrowed during the quarter, from $45.0 million at December 31, 2003 to $10.6 million on March 31, 2004. The increase in loans and decreases in deposits and fed funds borrowed were funded by a decrease of $64.9 million in the Bank's investment portfolio.

The loan growth was consistent with our expectations, with the new loans originating equally in the Monroe and Downriver market areas. The Bank expects loans to continue to increase in the second quarter as the economic recovery and our expansion into Wayne County continue, and as construction and land development lines are drawn upon. Management believes that the quality of the loan portfolio is continuing to improve. Nonperforming assets ("NPAs") decreased 6.0% in the quarter as we continue to work out the existing NPAs and improved lending practices have resulted in a reduction of the amount of new NPAs being identified. Most of the bank's lending is secured by real estate, which allows us to maintain a lower ratio of Allowance for Loan Losses to NPAs and a low level of net charge offs. Although the charge offs related to these loans are less, the process of collection can be lengthy. Significant improvements in the lending staff, the collection staff, and the loan policy have also contributed to the reduction in NPAs, as shown by a reduction in the amount of new additions to the NPA list and a reduction in the delinquency rates for commercial, consumer, and mortgage loans.

Deposit growth was less than anticipated for a variety of reasons: the low interest rates and improving equity markets have resulted in an increase in disintermediation; Management decided to reduce interest expense by changing its pricing philosophy from being the market leader for all products to pricing competitively, but focusing on the products that matched our Asset/Liability Management needs; a change from annual to biannual tax collections resulted in a lower amount of municipal deposits than we had experienced in previous first quarters; and competitors have aggressively offered special rates to attract new customers. We continue to monitor the local market and adjust our products and pricing. We expect deposits to increase in the second quarter in response to our efforts.

The Bank funded its loan growth by reducing its investment portfolio. Instead of replacing bonds that matured or were redeemed or sold during this period of low interest rates, we allowed our loan to deposit ratio to increase from 78% at December 31, 2003 to 86% at March 31, 2004. This led to an improvement in asset yields and also enabled us to reduce our funding costs, resulting in an improvement in our Net Interest Margin from 3.40% in the fourth quarter of 2003 to 3.58% in the first quarter of 2004. Management believes that it will be able to maintain the Net Interest Margin through the second quarter.

                              RESULTS OF OPERATIONS
A comparison of the income statements for the three months ended March 31, 2004 and 2003 shows a 5.3% increase in Net Interest Income. Interest income on loans and investments decreased $1.0 million, or 5.1%. Although average loans outstanding increased $83.9 million, the average yield on those loans decreased from 6.72% to 5.93%. Average investments decreased $96.5 million but the yield on investments increased from 4.21% to 4.29%. Market interest rates have already begun to rise, contributing to the improvement in the investment yield. We expect managed interest rates to rise in the second half of this year, which will lead to an improvement in loan yields.

Average deposits decreased slightly from $1.032 billion in the first quarter of 2003 to $1.030 billion in the first quarter of 2004, while at the same time the average cost of these deposits decreased from 1.71% to 1.26%. The result was a decrease in Interest on Deposits of $1.1 million, or 25.8%. Average borrowed funds increased from $229.3 million in the first quarter of 2003 to $252.4 million in the first quarter of 2004, while the average cost of these borrowings decreased from 5.65% to 4.27%. This reduction in the cost of the borrowed funds was due to the refinancing of some of our Federal Home Loan Bank advances and an increase in the use of federal funds borrowed. The cost of deposits should continue to decline slightly in the second quarter. We may experience a slight increase in the cost of borrowed funds as we expect to borrow less federal funds and because some of our FHLB borrowings have variable rates.

The Provision for Loan Losses decreased $225,000, or 27.3%. This level of provision is expected to be sufficient to maintain an adequate allowance for loan losses.

Non interest income increased less than 1% as most categories of non interest income did not change significantly. The table below summarizes the changes in the components of non interest income (000s omitted):



                                            March 31,     March 31,
                                              2004          2003       % Change
                                           ----------     ---------    ---------
Trust Income                               $      814     $     873        -6.8%
Deposit Account Service Charges                   410           377         8.8%
Other Deposit Account Related Fees                868           868         0.0%
Origination Fees on Loans Sold                    160           276       -42.0%
Gains on Securities Transactions                  107           172       -37.8%
BOLI Earnings                                     387           201        92.5%
Other Income                                      480           436        10.1%
                                           ----------     ---------    ---------
                                           $    3,226     $   3,203         0.7%




The income from Bank Owned Life Insurance policies increased due to an additional investment in BOLI policies in the second quarter of 2003. Origination fees on mortgage loans sold decreased as the amount of fixed rate loan originations decreased due to the increase in market interest rates.

Salaries and Employee Benefits increased $266,000, or 6.3%, due to annual salary increases and higher health insurance costs. The number of full time equivalent employees increased from 384 on March 31, 2003 to 386 on March 31, 2004. Occupancy Expense increased $140,000, or 21.0%, largely due to the Bank's expansion into the southern Wayne County area. The Bank now operates two full service branches and a loan and trust production office in Wayne County. As of March 31, 2004, the Wyandotte branch, which opened at the end of the first quarter of 2003, has $15.4 million in deposits, and the Trenton branch, which opened in the third quarter of 2003, has $7.5 million in deposits. Other Expenses increased $109,000, or 4.4%. These results were consistent with our expectations for the quarter.

As a result of the above activity, Income Before Provision for Income Taxes increased $369,000, or 5.3%. The Provision for Income Taxes increased $26,000, or 1.3%, and reflects an anticipated annual effective tax rate of 26.8%. Net Income increased $343,000, or 6.8% compared to the first three months of 2003.

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

Total stockholders' equity of the Corporation was $148.9 million at March 31, 2004 and $143.4 million at December 31, 2003. The ratio of equity to assets was 10.5% at March 31, 2004 and 9.8% at December 31, 2003. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Bank:



                                                                        Minimum to be Well
                               March 31, 2004     December 31, 2003         Capitalized
                               --------------     -----------------     ------------------
Leverage Capital                        10.2%                  9.7%                   5.0%
Tier 1 Risk Based Capital               14.9%                 14.4%                   6.0%
Total Risk Based Capital                16.1%                 15.6%                  10.0%





At March 31, 2004 and December 31, 2003, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank's earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank's market risk is monitored monthly and it has not changed significantly since year-end 2003.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout the first three months of 2004, the estimated variability of the net interest income was within the Bank's established policy limits.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout the first three months of 2004, the estimated variability of the economic value of equity was within the Bank's established policy limits.

The Bank's interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2003.



ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
MBT Financial Corp. and its subsidiaries are not a party to, nor is any of their property the subject of any material legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
Inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits.

The following exhibits are filed as a part of this report:

     31.1 Restated Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.

     31.2 Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.'s Form 10-Q for its fiscal quarter ended September 30, 2003.

     31.3 Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

     31.4 Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

     32.1     Certification by Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2     Certification by Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K




MBT Financial Corp. filed or furnished the following reports on Form 8-K during the quarter ended March 31, 2004:



Date of Event Reported     Event Reported
----------------------     --------------

January 16, 2004           Items 9 and 12 -- Regulation FD Disclosure, and
                           Disclosure of Results of Operations and Financial
                           Condition, fourth quarter and full year 2003 earnings announcement

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   MBT Financial Corp.
                                   ----------------------------
                                   (Registrant)



May 7, 2004                        /s/ H. Douglas Chaffin
------------                       ----------------------------
Date                               H. Douglas Chaffin
                                   President &
                                   Chief Executive Officer



May 7, 2004                        /s/ John L. Skibski
------------                       ----------------------------
Date                               John L. Skibski
                                   Executive Vice President and
                                   Chief Financial Officer

                                  EXHIBIT INDEX




Exhibit Number                         Description of Exhibits
--------------                         -----------------------

3.1                                    Restated Articles of Incorporation of MBT
                                       Financial Corp. Previously filed as
                                       Exhibit 3.1 to MBT Financial Corp.'s Form
                                       10-K for its fiscal year ended December
                                       31, 2000.

3.2                                    Amended and Restated Bylaws of MBT
                                       Financial Corp. Previously filed as
                                       Exhibit 3.2 of MBT Financial Corp.'s 10-Q for its fiscal quarter ended September 30, 2003.

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