Form 10-Q
period 2004-06-30
MBT FINANCIAL CORP
filed 2004-08-09
CIK 1118237

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended June 30, 2004

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

Yes [X]  No [ ]

As of August 6, 2004, there were 17,419,050 shares of the Corporation's Common Stock outstanding.


================================================================================

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS





                               MBT FINANCIAL CORP.
                    CONSOLIDATED BALANCE SHEETS - UNAUDITED


                                                 JUNE 30,       DECEMBER 31,
Dollars in thousands                               2004             2003
                                                -----------     ------------
ASSETS
Cash and Cash Equivalents
 Cash and due from banks                        $    26,126      $    22,525
                                                -----------      -----------
   Total cash and cash equivalents                   26,126           22,525

Securities - Held to Maturity                        91,513           99,154
Securities - Available for Sale                     405,189          397,642
Federal Home Loan Bank stock - at cost               12,675           11,686
Loans held for sale                                     657            1,406
Loans - Net                                         908,105          847,944
Accrued interest receivable and other                60,261           59,407
assets
Premises and Equipment - Net                         19,450           18,024
                                                -----------      -----------
   Total assets                                 $ 1,523,976      $ 1,457,788
                                                ===========      ===========

LIABILITIES
Deposits:
 Non-interest bearing                           $   142,152      $   135,536
 Interest-bearing                                   896,289          903,581
                                                -----------      -----------
   Total deposits                                 1,038,441        1,039,117

Federal Home Loan Bank advances                     253,500          225,000
Federal funds purchased                              57,500           45,000
Repurchase agreements                                21,900               --
Interest payable and other liabilities                8,242            5,225
                                                -----------      -----------
   Total liabilities                              1,379,583        1,314,342
                                                -----------      -----------
STOCKHOLDERS' EQUITY
Common stock (no par value)                              --               --
Additional paid-in capital                           18,899           20,414
Retained Earnings                                   129,677          123,867
Accumulated other comprehensive loss                 (4,183)            (835)
                                                -----------      -----------
    Total stockholders' equity                      144,393          143,446
                                                -----------      -----------
    Total liabilities and stockholders' equity  $ 1,523,976      $ 1,457,788
                                                ===========      ===========


The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED


                                                     THREE MONTHS ENDED JUNE 30,
Dollars in thousands, except per share data            2004              2003
                                                     ----------     -----------
INTEREST INCOME
Interest and fees on loans                           $   13,954     $    14,180
Interest on investment securities-
  Tax-exempt                                              1,420           1,572
  Taxable                                                 3,876           4,232
Interest on federal funds sold                               --              36
                                                     ----------     -----------
   Total interest income                                 19,250          20,020
                                                     ----------     -----------
INTEREST EXPENSE
Interest on deposits                                      3,427           4,137
Interest on borrowed funds                                2,839           2,981
                                                     ----------     -----------
   Total interest expense                                 6,266           7,118
                                                     ----------     -----------

NET INTEREST INCOME                                      12,984          12,902
PROVISION FOR LOAN LOSSES                                   600             825
                                                     ----------     -----------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                12,384          12,077
                                                     ----------     -----------
OTHER INCOME
Income from trust services                                  921             820
Service charges and other fees                            1,372           1,304
Net gain on sales of securities                              11             242
Other                                                     1,057           1,150
                                                     ----------     -----------
   Total other income                                     3,361           3,516
                                                     ----------     -----------
OTHER EXPENSES
Salaries and employee benefits                            4,494           4,136
Occupancy expense                                           689             639
Other                                                     2,812           2,807
                                                     ----------     -----------
   Total other expenses                                   7,995           7,582
                                                     ----------     -----------
INCOME BEFORE PROVISION
FOR INCOME TAXES                                          7,750           8,011
PROVISION FOR INCOME TAXES                                2,102           2,230
                                                     ----------     -----------
NET INCOME                                           $    5,648     $     5,781
                                                     ==========     ===========

BASIC EARNINGS PER COMMON SHARE                      $     0.32     $      0.30
                                                     ==========     ===========
DILUTED EARNINGS PER COMMON SHARE                    $     0.32     $      0.30
                                                     ==========     ===========
COMMON STOCK DIVIDENDS DECLARED PER SHARE            $     0.15     $      0.14
                                                     ==========     ===========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED


                                                      SIX MONTHS ENDED JUNE 30,
Dollars in thousands, except per share data             2004             2003
                                                     ----------     -----------
INTEREST INCOME
Interest and fees on loans                           $   27,513     $    27,996
Interest on investment securities-
  Tax-exempt                                              2,860           3,180
  Taxable                                                 7,436           8,312
Interest on federal funds sold                                1              91
                                                     ----------     -----------
   Total interest income                                 37,810          39,579
                                                     ----------     -----------

INTEREST EXPENSE
Interest on deposits                                      6,666           8,500
Interest on borrowed funds                                5,520           6,173
                                                     ----------     -----------
   Total interest expense                                12,186          14,673
                                                     ----------     -----------

NET INTEREST INCOME                                      25,624          24,906
PROVISION FOR LOAN LOSSES                                 1,200           1,650
                                                     ----------     -----------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                24,424          23,256
                                                     ----------     -----------

OTHER INCOME
Income from trust services                                1,735           1,693
Service charges and other fees                            2,650           2,549
Net gain on sales of securities                             118             414
Other                                                     2,084           2,063
                                                     ----------     -----------
   Total other income                                     6,587           6,719
                                                     ----------     -----------
OTHER EXPENSES
Salaries and employee benefits                            8,982           8,358
Occupancy expense                                         1,497           1,307
Other                                                     5,405           5,291
                                                     ----------     -----------
   Total other expenses                                  15,884          14,956
                                                     ----------     -----------
INCOME BEFORE PROVISION
FOR INCOME TAXES                                         15,127          15,019
PROVISION FOR INCOME TAXES                                4,079           4,181
                                                     ----------     -----------
NET INCOME                                           $   11,048     $    10,838
                                                     ==========     ===========


BASIC EARNINGS PER COMMON SHARE                      $     0.63     $      0.57
                                                     ==========     ===========
DILUTED EARNINGS PER COMMON SHARE                    $     0.63     $      0.57
                                                     ==========     ===========
COMMON STOCK DIVIDENDS DECLARED PER SHARE            $     0.30     $      0.28
                                                     ==========     ===========


The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                                  SIX MONTHS ENDED JUNE 30,
Dollars in thousands                                                                              2004                  2003
                                                                                                ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                      $  11,048             $  10,838
Adjustments to reconcile net income to net cash from operating activities
  Depreciation                                                                                      1,359                 1,161
  Provision for loan losses                                                                         1,200                 1,650
  (Increase) decrease in net deferred Federal income tax asset                                       (263)                  424
  Net Amortization (Accretion) of investment premium and discount                                     385                   224
  Net increase (decrease) in interest payable and other liabilities                                 3,017                  (404)
  Net (increase) decrease in interest receivable and other assets                                  (3,166)               (2,112)
  Net gain on sales of securities                                                                    (118)                 (414)
  Increase in cash surrender value of life insurance                                                 (765)                 (530)
                                                                                                ---------             ---------
      Net cash provided by operating activities                                                 $  12,697             $  10,837
                                                                                                ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities held to maturity              $  12,849             $  15,924
Proceeds from maturities and redemptions of investment securities available for sale               38,575               306,805
Proceeds from sales of investment securities available for sale                                    51,247               123,789
Net (increase) decrease in loans                                                                  (60,612)              (55,305)
Proceeds from sales of other real estate owned                                                      5,153                 4,849
Proceeds from sales of other assets                                                                    --                     4
Purchase of investment securities held to maturity                                                 (5,193)               (2,902)
Purchase of investment securities available for sale                                             (103,790)             (407,432)
Purchase of bank premises and equipment                                                            (2,785)               (3,231)
Purchase of bank owned life insurance                                                                  --               (15,000)
                                                                                                ---------             ---------
      Net cash used for investing activities                                                    $ (64,556)            $ (32,499)
                                                                                                ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                             $    (676)            $  12,466
Net increase (decrease) in Federal funds purchased                                                 12,500                    --
Net increase (decrease) in Federal Home Loan Bank borrowings                                       28,500                    --
Net increase (decrease) in Repurchase Agreements                                                   21,900                    --
Proceeds from issuance of common stock                                                              1,050                   110
Repurchase of common stock                                                                         (2,565)                 (659)
Dividends paid                                                                                     (5,249)               (5,360)
                                                                                                ---------             ---------
      Net cash provided by (used for) financing activities                                      $  55,460             $   6,557
                                                                                                ---------             ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            $   3,601             $ (15,105)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                     22,525                43,618
                                                                                                ---------             ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                        $  26,126             $  28,513
                                                                                                =========             =========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED



                                                                                            ACCUMULATED
                                                          ADDITIONAL                           OTHER
                                                           PAID-IN           RETAINED      COMPREHENSIVE
Dollars in thousands                                       CAPITAL           EARNINGS      INCOME (LOSS)          TOTAL
                                                          ----------        ---------      -------------        ---------
BALANCE - JANUARY 1, 2004                                 $   20,414        $ 123,867      $        (835)       $ 143,446

Repurchase of Common Stock (150,000 shares)                   (2,565)              --                 --           (2,565)
Issuance of Common Stock (75,659 shares)                       1,050               --                 --            1,050
Dividends declared ($0.30 per share)                              --           (5,238)                --           (5,238)

Comprehensive income:
 Net income                                                       --           11,048                 --           11,048
 Change in net unrealized loss on securities
  available for sale - Net of tax effect of $1,803                --               --             (3,348)          (3,348)
                                                          ----------        ---------      -------------        ---------
   Total Comprehensive Income                                     --           11,048             (3,348)           7,700

                                                          ----------        ---------      -------------        ---------
BALANCE - JUNE 30, 2004                                   $   18,899        $ 129,677      $      (4,183)       $ 144,393
                                                          ==========        =========      =============        =========


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

The Company's as reported and pro forma information for the quarter and six months ended June 30 were as follows:


                                                       Three Months Ended June 30,         Six Months Ended June 30,
Dollars in thousands, except per share data            2004             2003               2004             2003
                                                 -------------        ----------        ------------       ------------
  Net Income as Reported                         $       5,648        $    5,781        $     11,048       $     10,838
  Pro Forma Adjustment
   Due to Stock Options                                    (91)              (65)               (197)              (129)
                                                 -------------        ----------        ------------       ------------
  Pro Forma Net Income                           $       5,557        $    5,716        $     10,851       $     10,709
                                                 =============        ==========        ============       ============

Earnings per Share as Reported
  Basic                                          $        0.32        $     0.30        $       0.63       $       0.57
  Diluted                                        $        0.32        $     0.30        $       0.63       $       0.57

Pro Forma Earnings per Share
  Basic                                          $        0.32        $     0.30        $       0.62       $       0.56
  Diluted                                        $        0.32        $     0.30        $       0.62       $       0.56




Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants are generally made each year.

The weighted average fair value of options granted was $3.84 in 2004 and $3.04 in 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: expected option lives of seven years for both years; expected volatility of 25.3% in 2004 and 23.9% in 2003; and risk-free interest rates of 3.8% in 2004 and 4.6% in 2003.


2. EARNINGS PER SHARE
The calculation of net income per common share for the three months ended June 30 is as follows:


                                                         2004                 2003
                                                      -----------        -----------
BASIC
   Net income                                         $ 5,648,000        $ 5,781,000
   Less preferred dividends                                    --                 --
                                                      -----------        -----------
   Net income applicable to common stock              $ 5,648,000        $ 5,781,000
                                                      -----------        -----------
   Average common shares outstanding                   17,429,648         19,111,172
                                                      -----------        -----------
   Earnings per common share - basic                  $      0.32        $      0.30
                                                      ===========        ===========


                                                          2004                2003
                                                      -----------        -----------
DILUTED
   Net income                                         $ 5,648,000        $ 5,781,000
   Less preferred dividends                                    --                 --
                                                      -----------        -----------
   Net income applicable to common stock              $ 5,648,000        $ 5,781,000
                                                      -----------        -----------
   Average common shares outstanding                   17,429,648         19,111,172
   Stock option adjustment                                 71,047             32,439
                                                      -----------        -----------
   Average common shares outstanding - diluted         17,500,695         19,143,611
                                                      -----------        -----------
   Earnings per common share - diluted                $      0.32        $      0.30
                                                      ===========        ===========

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

The calculation of net income per common share for the six months ended June 30 is as follows:


                                                          2004                2003
                                                      -----------        -----------
BASIC
   Net income                                         $11,048,000        $10,838,000
   Less preferred dividends                                    --                 --
                                                      -----------        -----------
   Net income applicable to common stock              $11,048,000        $10,838,000
                                                      -----------        -----------
   Average common shares outstanding                   17,465,455         19,122,742
                                                      -----------        -----------
   Earnings per common share - basic                  $      0.63        $      0.57
                                                      ===========        ===========



                                                         2004                 2003
                                                      -----------        -----------
DILUTED
   Net income                                         $11,048,000        $10,838,000
   Less preferred dividends                                    --                 --
                                                      -----------        -----------
   Net income applicable to common stock              $11,048,000        $10,838,000
                                                      -----------        -----------
   Average common shares outstanding                   17,465,455         19,122,742
   Stock option adjustment                                 69,009             14,254
                                                      -----------        -----------
   Average common shares outstanding - diluted         17,534,464         19,136,996
                                                      -----------        -----------
   Earnings per common share - diluted                $      0.63        $      0.57
                                                      ===========        ===========



The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.



                                                           Weighted Average
                                             Shares        Exercise Price
                                            --------       ----------------
Options Outstanding, January 1, 2004        480,802        $          14.74
Granted                                     161,000                   16.69
Exercised                                    15,500                   13.61
Cancelled                                    24,100                   17.33
                                            -------        ----------------
Options Outstanding, June 30, 2004          602,202        $          15.19
                                            -------        ----------------
Options Exercisable, June 30, 2004          219,363        $          15.83
                                            -------        ----------------


3. LOANS
The Bank grants commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan, southern Wayne County, Michigan, and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


Loans consist of the following (000s omitted):




                                                    June 30,      December 31,
                                                      2004             2003
                                                    --------      ------------
Real estate loans                                   $749,646      $    695,677
Loans to finance agricultural production and
   other loans to farmers                              2,716             2,263
Commercial and industrial loans                       89,047            93,444
Loans to individuals for household, family,
   and other personal expenditures                    83,513            72,972
All other loans (including overdrafts)                   493             1,228
                                                    --------      ------------
    Total loans, gross                               925,415           865,584
    Less: Deferred loan fees                           1,677             1,734
                                                    --------      ------------
    Total loans, net of deferred loan fees           923,738           863,850
    Less: Allowance for loan losses                   14,976            14,500
                                                    --------      ------------
                                                    $908,762      $    849,350
                                                    ========      ============


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




                                            June 30,       December 31,
                                             2004             2003
                                            --------       -----------
Nonaccrual loans                            $31,525        $    33,664
Loans 90 days past due                          189                100
Restructured loans                            3,348              4,755
                                            -------         ----------
    Total nonperforming loans               $35,062         $   38,519

Other real estate owned                       6,570              8,434
Nonperforming investment securities             163                140
                                            -------         ----------
    Total nonperforming assets              $41,795         $   47,093
                                            =======         ==========

Nonperforming assets to total assets           2.74%              3.23%
Allowance for loan losses to
   nonperforming assets                       35.83%             30.79%



                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):

                                 June 30,          June 30,
                                   2004              2003
                                 --------         --------
Balance beginning of year        $ 14,500         $ 12,400
Provision for loan losses           1,200            1,650
Loans charged off                  (1,380)            (812)
Recoveries                            656              447
                                 --------         --------
Balance end of period            $ 14,976         $ 13,685
                                 ========         ========


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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

5. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of June 30, 2004 and December 31, 2003 (000's omitted):



                                                      June 30, 2004                December 31, 2003
                                               --------------------------       --------------------------
                                               Amortized       Estimated        Amortized      Estimated
                                                  Cost       Market Value         Cost        Market Value
                                               ---------     ------------       ---------     ------------
Held to Maturity
Obligations of U.S. Government Agencies        $     503     $        538       $     536     $        590
Obligations of States and Political
    Subdivisions                                  87,993           90,247          95,634           99,234
Other Securities                                   3,017            3,131           2,984            3,116
                                               ---------     ------------       ---------     ------------
                                               $  91,513     $     93,916       $  99,154     $    102,940
                                               =========     ============       =========     ============



                                                     June 30, 2004                   December 31, 2003
                                               --------------------------       --------------------------
                                               Amortized       Estimated        Amortized       Estimated
                                                 Cost        Market Value         Cost        Market Value
                                               ---------     ------------       ---------     ------------
Available for Sale
Obligations of U.S. Government Agencies        $ 301,530     $    294,624       $ 315,004     $    311,944
Obligations of States and Political
    Subdivisions                                  27,740           27,536          26,047           26,473
Other Securities                                  82,355           83,029          57,876           59,225
                                               ---------     ------------       ---------     ------------
                                               $ 411,625     $    405,189       $ 398,927     $    397,642
                                               =========     ============       =========     ============

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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):



                                                                     CONTRACTUAL AMOUNT
                                                                     2004           2003
                                                                  --------        --------
Commitments to extend credit:
  Unused portion of commercial lines of credit                    $113,173        $ 93,525
  Unused portion of credit card lines of credit                      8,577           9,761
  Unused portion of home equity lines of credit                     15,675          17,019
Standby letters of credit and financial guarantees written          18,558          19,381




Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Most commercial lines of credit are secured by real estate mortgages or other collateral, and generally have fixed expiration dates or other termination clauses. Since the lines of credit may expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. Credit card lines of credit have various established expiration dates, but are fundable on demand. Home equity lines of credit are secured by real estate mortgages, a majority of which have ten year expiration dates, but are fundable on demand. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of the collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management's credit evaluation of the counterparty.

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

                               FINANCIAL CONDITION

During the first half of 2004, the Bank's gross loans increased $59.9 Million, or 6.9%. During that same period, deposit and investment totals did not change significantly. In order to fund the loan growth, the Bank increased its use of federal funds borrowed by $12.5 million, increased its borrowings from the Federal Home Loan Bank by $28.5 million, and entered into a repurchase agreement secured by investment securities for $21.9 million.

The loan growth was consistent with our expectations, with the new loans originating equally in the Monroe and Downriver market areas. The Bank expects loans to continue to increase in the third quarter as the economic recovery and our expansion into Wayne County continue, and as construction and land development lines continue to be drawn upon. Management believes that the quality of the loan portfolio is continuing to improve. Nonperforming assets ("NPAs") decreased 11.3% since year end as we continue to work out the existing NPAs and improved lending practices have resulted in a reduction of the amount of new NPAs being identified. Most of the bank's lending is secured by real estate, which allows us to maintain a lower ratio of Allowance for Loan Losses to NPAs and a low level of net charge offs. Although the charge offs related to these loans are less, the process of collection can be lengthy. Significant improvements in the lending staff, the collection staff, the underwriting procedures, and the loan policy have also contributed to the reduction in NPAs, as shown by a reduction in the amount of new additions to the NPA list and a reduction in the delinquency rates for commercial, consumer, and mortgage loans.

Deposit growth was less than anticipated for a variety of reasons: the low interest rates and improving equity markets have resulted in an increase in disintermediation; Management decided to reduce interest expense by changing its pricing philosophy from being the market leader for all products to pricing competitively, but focusing on the products that matched our Asset/Liability Management needs; and competitors have aggressively offered special rates to attract new customers. We continue to monitor the local market and adjust our products and pricing. Effective June 1, 2004, we began to offer free checking to individuals and businesses, which contributed to the increase in the non-interest bearing deposits amounts. Also in the second quarter, in order to manage our interest rate risk, we obtained $16.9 million of brokered certificates of deposit. The terms of these deposits range from three to five years and the rates range from 3.75% to 4.50%. The weighted average maturity is
4.23 years and the weighted average cost is 4.23%. We may continue to utilize brokered deposits to fund our loan growth and manage interest rate risk in the third quarter, and we also expect traditional deposits to increase in the third quarter.

      RESULTS OF OPERATIONS -- SECOND QUARTER 2004 VS. SECOND QUARTER 2003

A comparison of the income statements for the three months ended June 30, 2004 and 2003 shows a 0.6% increase in Net Interest Income. Interest income on loans and investments decreased $0.8 million, or 3.8% and interest expense decreased $0.9 million, or 12.0%. Although average loans outstanding increased $88.9 million, the average yield on those loans decreased from 6.52% to 5.85%. Average investments decreased $64.6 million but the yield on investments increased from 4.35% to 4.51%. Market interest rates began to rise early in the year, contributing to the improvement in the investment yield. The first increase in managed interest rates in more than four years occurred on June 30, 2004, and had no impact on our second quarter earnings. We expect additional increases in managed rates in the second half of this year, which will lead to an improvement in loan yields.

Average deposits decreased slightly from $1.036 billion in the second quarter of 2003 to $1.029 billion in the second quarter of 2004, while at the same time the average cost of these deposits decreased from 1.61% to 1.34%. The result was a decrease in Interest on Deposits of $0.7 million, or 17.2%. Average borrowed funds increased from $240.1 million in the second quarter of 2003 to $283.0 million in the second quarter of 2004, while the average cost of these borrowings decreased from 4.95% to 4.03%. This reduction in the cost of the borrowed funds was due to the refinancing of some of our Federal Home Loan Bank advances, obtaining additional FHLB advances at lower rates, and an increase in the use of federal funds borrowed and other lower cost borrowings. The cost of deposits increased slightly in the second quarter as customers began to shift funds into higher yielding, longer term certificates of deposit. While our maturing certificates should renew at lower rates, additional movement of deposits from transaction accounts and short term certificates into long term certificates, as well as rising market rates, is expected to cause our deposit costs to increase in the third quarter. We may also experience a slight increase in the cost of borrowed funds as we expect to borrow less federal funds and because some of our FHLB borrowings have variable rates.

The Provision for Loan Losses decreased $225,000, or 27.3%. This level of provision is expected to be sufficient to maintain an adequate allowance for loan losses, barring greater than anticipated loan growth.

Non interest income decreased 4.4%. The table below summarizes the changes in the components of non interest income (000s omitted) for the quarters ended:



                                          June 30,       June 30,
                                            2004          2003         % Change
                                          -------       --------       --------

Trust Income                              $   921       $    820           12.3%
Deposit Account Service Charges               412            383            7.6%
Other Deposit Account Related Fees            960            921            4.2%
Origination Fees on Loans Sold                169            356          -52.5%
Gains on Securities Transactions               11            242          -95.5%
BOLI Earnings                                 379            329           15.2%
Other Income                                  509            465            9.5%
                                          -------       --------       --------
                                          $ 3,361       $  3,516           -4.4%


Trust Income improved due to improvements in the market values of trust accounts and increases in the fees charged. The increase in Deposit Account Service Charges was due to increased deposit account activity and fees. The Bank began offering a free checking account product in the second quarter of 2004, which is expected to result in smaller increases in these fees. Origination Fees on Mortgage Loans Sold exceeded our expectations for the second quarter of 2004, but were still well below the level achieved during the historically low interest rate environment of the second quarter of 2003. The low interest rates of last year and the need to sell investments to fund loan growth also provided the opportunity for above normal Gains on Securities Transactions in 2003. The income from Bank Owned Life Insurance policies increased due to an additional investment in BOLI policies during the second quarter of 2003.

Salaries and Employee Benefits increased $358,000, or 8.7%, due to annual salary increases and higher health insurance costs. The number of full time equivalent employees decreased slightly from 386 on June 30, 2003 to 384 on June 30, 2004. Occupancy Expense increased $50,000, or 7.8%, primarily due to the Bank's expansion into the southern Wayne County area. The Bank now operates two full service branches and a loan and trust production office in Wayne County. As of June 30, 2004, the Wyandotte branch, which opened at the end of the first quarter of 2003, has $21.6 million in deposits, and the Trenton branch, which opened in the third quarter of 2003, has $9.8 million in deposits. Other Expenses increased $5,000, or 0.2%. These results were consistent with our expectations for the quarter, and our efficiency ratio remains better than the average for comparable banks.

As a result of the above activity, Income Before Provision for Income Taxes decreased $261,000, or 3.3%. The Provision for Income Taxes decreased $128,000, or 5.7%, and reflects an anticipated annual effective tax rate of 27.0%. Net Income decreased $133,000, or 2.3% compared to the second quarter of 2003.

   RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003
A comparison of the income statements for the six months ended June 30, 2004 and 2003 shows a 2.9% increase in Net Interest Income. Interest income on loans and investments decreased $1.8 million, or 4.5% and interest expense decreased $2.5 million, or 16.9%. Although average loans outstanding increased $87.5 million, the average yield on those loans decreased from 6.62% to 5.89%. Average investments decreased $71.8 million but the yield on investments increased from 4.28% to 4.40% as increasing market rates in 2004 led to an improvement in the investment yield. Anticipated increases in managed rates in the second half of this year are expected to result in an improvement in loan yields.

Average deposits decreased slightly from $1.034 billion in the first half of 2003 to $1.029 billion in the first half of 2004, while at the same time the average cost of these deposits decreased from 1.66% to 1.30%. The result was a decrease in Interest on Deposits of $1.8 million, or 21.6%. Average borrowed funds increased from $234.7 million in the first half of 2003 to $267.7 million in the first half of 2004, while the average cost of these borrowings decreased from 5.30% to 4.15%. This reduction in the cost of the borrowed funds was due to the refinancing of some of our Federal Home Loan Bank advances in the second and third quarters of 2003, and lower costs on the additional borrowings, which include FHLB advances, federal funds borrowed, and repurchase agreements. The market for deposits is becoming increasingly competitive, and we do not expect deposit costs to continue to decline in the second half of 2004.

It is Management's expectation that rising interest rates would be slightly beneficial to the Bank's net interest income over the remainder of the year while falling interest rates would not materially affect net interest income.

The Provision for Loan Losses decreased $450,000, or 27.3%. This level of provision is expected to be sufficient to maintain an adequate allowance for loan losses, barring greater than anticipated loan growth.

Non interest income decreased 2.0%. The table below summarizes the changes in the components of non interest income (000s omitted) for the six months ended:



                                          June 30,      June 30,
                                            2004          2003        % Change
                                          --------      ---------     ---------
Trust Income                              $  1,735      $   1,693           2.5%
Deposit Account Service Charges                822            760           8.2%
Other Deposit Account Related Fees           1,828          1,789           2.2%
Origination Fees on Loans Sold                 329            632         -47.9%
Gains on Securities Transactions               118            414         -71.5%
BOLI Earnings                                  765            530          44.3%
Other Income                                   990            901           9.9%
                                          --------      ---------     ---------
                                          $  6,587      $   6,719          -2.0%


Trust Income increased due to improvements in the market values of trust accounts and increases in the fees charged. The Bank began offering a free checking account product in June, 2004, which is expected to result in smaller future increases in Deposit Account Service Charges. Origination Fees on Mortgage Loans Sold decreased in 2004 as mortgage rates began to increase. The income from Bank Owned Life Insurance policies increased due to an additional investment in BOLI policies in the second quarter of 2003.

Salaries and Employee Benefits increased $624,000, or 7.5%, as salaries increased 8.9% and health insurance and other benefits increased 5.7%. Occupancy Expense increased $190,000, or 14.5%, primarily due to the Bank's expansion into the southern Wayne County area. Other Expenses increased $114,000, or 2.2%. These results were consistent with our expectations for the first half of 2004.

As a result of the above activity, Income Before Provision for Income Taxes increased $108,000, or 0.7%. The Provision for Income Taxes decreased $102,000, or 2.4%, and reflects an anticipated annual effective tax rate of 27.0%. Net Income increased $210,000, or 1.9% compared to the first half of 2003.

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

Total stockholders' equity of the Corporation was $144.4 million at June 30, 2004 and $143.4 million at December 31, 2003. The ratio of equity to assets was 9.5% at June 30, 2004 and 9.8% at December 31, 2003. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Bank:


                                                                  Minimum to be Well
                              June 30, 2004   December 31, 2003     Capitalized
                              -------------   -----------------   ------------------
Leverage Capital                       10.0%                9.7%                 5.0%
Tier 1 Risk Based Capital              13.9%               14.4%                 6.0%
Total Risk Based Capital               15.2%               15.6%                10.0%



At June 30, 2004 and December 31, 2003, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout the first six months of 2004, the estimated variability of the net interest income was within the Bank's established policy limits.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout the first six months of 2004, the estimated variability of the economic value of equity was within the Bank's established policy limits.

The Bank's interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
MBT Financial Corp. and its subsidiaries are not a party to, nor is any of their property the subject of any material legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities, other than as described below.

On July 14, 2004, the Michigan Department of Environmental Quality (the "DEQ") provided a letter directing Monroe Bank and Trust to take action including remediation of property owned by the Bank located at 9023 Lewis Avenue, Monroe County, Michigan. This property was purchased by the Bank in 2003 and is currently being redeveloped into a Bank branch office. During construction of the facility, three previously unknown underground storage tanks were discovered on the property and removed in February of 2004. The Bank notified the DEQ in February of this year indicating that some of the contents from these tanks had been released into the soil. An initial assessment report was prepared and submitted to the DEQ on May 6, 2004 by an environmental testing and consulting firm engaged by the Registrant. Based on this report, the DEQ provided its July 14, 2004 letter, which requires the Bank to develop and implement a remedial action plan for the property. Registrant's consulting firm is currently in the process of completing its final assessment of the property and will assist the Bank in developing its remedial action plan. This matter is in an early stage and Registrant's management is not yet in a position to assess accurately the extent of remediation costs or other expenses associated with the planned remediation of the property.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES.

The following table summarizes the repurchase activity of the Company's stock during the three months ended June 30, 2004:

                                                                    Total Number of Shares      Maximum Number of
                                                         Average     Purchased as Part of      Shares that May Yet
                                    Total Number of    Price Paid     Publicly Announced       Be Purchased Under
                                    Shares Purchased    per Share     Plans or Programs       the Plans or Programs
                                    ----------------   -----------  ----------------------    ---------------------
April 1, 2004 - April 30, 2004               100,000   $     17.10                 100,000                1,000,441
May 1, 2004 - May 31, 2004                    50,000   $     17.10                  50,000                  950,441
June 1, 2004 - June 30, 2004                      --   $        --                      --                  950,441
                                    ----------------   -----------  ----------------------    ---------------------
Total                                        150,000   $     17.10                 150,000



ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of MBT Financial Corp. was held on May 6, 2004. The following directors were elected to a new term of office:
         Connie S. Cape
         H. Douglas Chaffin
         Joseph S. Daly
         Thomas M. Huner
         Gerald L. Kiser
         Rocque E. Lipford
         William D. McIntyre, Jr.
         Michael J. Miller
         Richard A. Sieb
         Philip P. Swy


The Annual Meeting of Shareholders of MBT Financial Corp. was held for the following purposes:

          1.   To elect a Board of Directors for the ensuing year;
          2. To consider and act upon a proposed Amendment to the Articles of Incorporation to eliminate Article IV requiring a two-thirds vote by shareholders to approve certain mergers involving the Corporation;
          3. To transact such other business as may properly come before the meeting or any adjournment thereof.

The results of the voting are as follows:

Proposal 1, Election of Directors:

                                                   WITHHOLD
                                    FOR           AUTHORITY
                                 ----------       ---------
Connie S. Cape                   13,567,273         628,712
H Douglas Chaffin                14,010,935         185,050
Joseph S. Daly                   13,601,185         594,800
Thomas M. Huner                  13,924,819         271,166
Gerald L. Kiser                  13,694,021         501,964
Rocque E. Lipford                10,721,410       3,474,575
William D. McIntyre, Jr.         11,914,632       2,281,353
Michael J. Miller                13,902,060         293,925
Richard A. Sieb                  13,983,368         212,617
Philip P. Swy                    13,897,802         298,183



Proposal 2, Amendment to the Articles of Incorporation


For                      9,144,097
Against                  2,605,969
Abstain                    149,381


Proposal 2 did not receive the two-thirds vote of outstanding shares required for approval.

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

(b) Reports on Form 8-K



MBT Financial Corp. filed or furnished the following reports on Form 8-K during the quarter ended June 30, 2004:



Date of Event Reported     Event Reported
----------------------     --------------
April 6, 2004              Item 9 -- Regulation FD Disclosure, Announcement of
                           promotion of H. Douglas Chaffin to President & Chief
                           Executive Officer

April 14, 2004             Items 9 and 12 -- Regulation FD Disclosure, and
                           Disclosure of Results of Operations and Financial
                           Condition, first quarter 2004 earnings announcement




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       MBT Financial Corp.
                                       ----------------------------
                                       (Registrant)



August 9, 2004                         /s/ H. Douglas Chaffin
--------------                         ----------------------------
Date                                   H. Douglas Chaffin
                                       President &
                                       Chief Executive Officer



August 9, 2004                         /s/ John L. Skibski
--------------                         ----------------------------
Date                                   John L. Skibski
                                       Executive Vice President and
                                       Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number         Description of Exhibits
--------------         -----------------------
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