Form 10-Q
period 2004-09-30
MBT FINANCIAL CORP
filed 2004-11-05
CIK 1118237

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2004

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

Yes [X]  No [ ]

As of November 4, 2004, there were 17,378,680 shares of the Corporation's Common Stock outstanding.

================================================================================

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               MBT FINANCIAL CORP.
                     CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                                        SEPTEMBER 30,       DECEMBER 31,
          Dollars in thousands                                                              2004               2003
------------------------------------------------                                       --------------      -------------
ASSETS
Cash and Cash Equivalents
   Cash and due from banks                                                             $       27,110      $      22,525
                                                                                       --------------      -------------
      Total cash and cash equivalents                                                          27,110             22,525

Securities - Held to Maturity                                                                  88,045             99,154
Securities - Available for Sale                                                               417,350            397,642
Federal Home Loan Bank stock - at cost                                                         12,810             11,686
Loans held for sale                                                                               371              1,406
Loans - Net                                                                                   930,036            847,944
Accrued interest receivable and other assets                                                   58,293             59,407
Premises and Equipment - Net                                                                   20,306             18,024
                                                                                       --------------      -------------
      Total assets                                                                     $    1,554,321      $   1,457,788
                                                                                       ==============      =============

LIABILITIES
Deposits:
   Non-interest bearing                                                                $      148,515      $     135,536
   Interest-bearing                                                                           923,911            903,581
                                                                                       --------------      -------------
      Total deposits                                                                        1,072,426          1,039,117

Federal Home Loan Bank advances                                                               253,500            225,000
Federal funds purchased                                                                        44,200             45,000
Repurchase agreements                                                                          21,000                  -
Interest payable and other liabilities                                                          9,875              5,225
                                                                                       --------------      -------------
      Total liabilities                                                                     1,401,001          1,314,342
                                                                                       --------------      -------------

STOCKHOLDERS' EQUITY
Common stock (no par value)                                                                         -                  -
Additional paid-in capital                                                                     18,945             20,414
Retained Earnings                                                                             132,999            123,867
Accumulated other comprehensive income (loss)                                                   1,376               (835)
                                                                                       --------------      -------------
      Total stockholders' equity                                                              153,320            143,446
                                                                                       --------------      -------------
      Total liabilities and stockholders' equity                                       $    1,554,321      $   1,457,788
                                                                                       --------------      -------------

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                                                             THREE MONTHS ENDED SEPTEMBER 30,
Dollars in thousands, except per share data                                    2004                     2003
-------------------------------------------                                -----------               ----------
INTEREST INCOME
Interest and fees on loans                                                 $    14,888               $   13,782
Interest on investment securities-
   Tax-exempt                                                                    1,398                    1,524
   Taxable                                                                       4,458                    3,975
Interest on federal funds sold                                                       -                       18
                                                                           -----------               ----------
          Total interest income                                                 20,744                   19,299
                                                                           -----------               ----------

INTEREST EXPENSE
Interest on deposits                                                             3,904                    3,865
Interest on borrowed funds                                                       3,213                    2,659
                                                                           -----------               ----------
          Total interest expense                                                 7,117                    6,524
                                                                           -----------               ----------

NET INTEREST INCOME                                                             13,627                   12,775
PROVISION FOR LOAN LOSSES                                                          600                    6,325
                                                                           -----------               ----------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                                       13,027                    6,450
                                                                           -----------               ----------

OTHER INCOME
Income from trust services                                                         953                      761
Service charges and other fees                                                   1,423                    1,417
Net gain (loss) on sales of securities                                              (2)                     454
Other                                                                            1,022                    1,250
                                                                           -----------               ----------
          Total other income                                                     3,396                    3,882
                                                                           -----------               ----------

OTHER EXPENSES
Salaries and employee benefits                                                   4,437                    4,064
Occupancy expense                                                                  695                      626
Other                                                                            2,893                    2,990
                                                                           -----------               ----------
          Total other expenses                                                   8,025                    7,680
                                                                           -----------               ----------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                                                 8,398                    2,652
PROVISION FOR INCOME TAXES                                                       2,289                      679
                                                                           -----------               ----------
NET INCOME                                                                 $     6,109               $    1,973
                                                                           -----------               ----------

BASIC EARNINGS PER COMMON SHARE                                            $      0.35               $     0.10
                                                                           -----------               ----------

DILUTED EARNINGS PER COMMON SHARE                                          $      0.35               $     0.10
                                                                           -----------               ----------

COMMON STOCK DIVIDENDS DECLARED PER SHARE                                  $      0.16               $     0.15
                                                                           -----------               ----------

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
Dollars in thousands, except per share data                                    2004                     2003
-------------------------------------------                                -----------               ----------
INTEREST INCOME
Interest and fees on loans                                                 $    42,401               $   41,778
Interest on investment securities-
   Tax-exempt                                                                    4,258                    4,704
   Taxable                                                                      11,893                   12,287
Interest on federal funds sold                                                       2                      109
                                                                           -----------               ----------
          Total interest income                                                 58,554                   58,878
                                                                           -----------               ----------

INTEREST EXPENSE
Interest on deposits                                                            10,570                   12,365
Interest on borrowed funds                                                       8,733                    8,832
                                                                           -----------               ----------
          Total interest expense                                                19,303                   21,197
                                                                           -----------               ----------

NET INTEREST INCOME                                                             39,251                   37,681
PROVISION FOR LOAN LOSSES                                                        1,800                    7,975
                                                                           -----------               ----------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                                       37,451                   29,706
                                                                           -----------               ----------

OTHER INCOME
Income from trust services                                                       2,688                    2,454
Service charges and other fees                                                   4,073                    3,966
Net gain on sales of securities                                                    116                      868
Other                                                                            3,106                    3,313
                                                                           -----------               ----------
          Total other income                                                     9,983                   10,601
                                                                           -----------               ----------

OTHER EXPENSES
Salaries and employee benefits                                                  13,419                   12,422
Occupancy expense                                                                2,192                    1,933
Other                                                                            8,298                    8,281
                                                                           -----------               ----------
          Total other expenses                                                  23,909                   22,636
                                                                           -----------               ----------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                                                23,525                   17,671
PROVISION FOR INCOME TAXES                                                       6,368                    4,860
                                                                           -----------               ----------
NET INCOME                                                                 $    17,157               $   12,811
                                                                           -----------               ----------

BASIC EARNINGS PER COMMON SHARE                                            $      0.98               $     0.67
                                                                           ===========               ==========

DILUTED EARNINGS PER COMMON SHARE                                          $      0.98               $     0.67
                                                                           -----------               ----------

COMMON STOCK DIVIDENDS DECLARED PER SHARE                                  $      0.46               $     0.43
                                                                           -----------               ----------

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                             Dollars in thousands                                                2004               2003
------------------------------------------------------------------------------------         -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                   $    17,157        $    12,811
Adjustments to reconcile net income to net cash from operating activities
   Depreciation                                                                                    1,982              1,759
   Provision for loan losses                                                                       1,800              7,975
   (Increase) decrease in net deferred Federal income tax asset                                     (455)            (1,424)
   Net Amortization (Accretion) of investment premium and discount                                   448                 75
   Net increase (decrease) in interest payable and other liabilities                               4,650                318
   Net (increase) decrease in interest receivable and other assets                                (4,997)            (3,119)
   Net gain on sales of securities                                                                  (116)              (868)
   Increase in cash surrender value of life insurance                                             (1,128)              (910)
                                                                                             -----------        -----------
         Net cash provided by operating activities                                           $    19,341        $    16,617
                                                                                             -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities held to maturity           $    18,760        $    22,514
Proceeds from maturities and redemptions of investment securities available for sale              43,838            343,875
Proceeds from sales of investment securities available for sale                                   61,238            166,685
Net (increase) decrease in loans                                                                 (82,857)           (64,926)
Proceeds from sales of other real estate owned                                                     6,314              5,509
Proceeds from sales of other assets                                                                   26                 13
Purchase of investment securities held to maturity                                                (7,630)            (4,705)
Purchase of investment securities available for sale                                            (122,858)          (510,964)
Purchase of bank premises and equipment                                                           (4,264)            (4,205)
Purchase of bank owned life insurance                                                                  -            (15,000)
                                                                                             -----------        -----------
      Net cash used for investing activities                                                 $   (87,433)       $   (61,204)
                                                                                             -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                          $    33,309        $    59,302
Net increase (decrease) in Federal funds purchased                                                  (800)                 -
Net increase (decrease) in Federal Home Loan Bank borrowings                                      28,500                  -
Net increase (decrease) in Repurchase Agreements                                                  21,000                  -
Proceeds from issuance of common stock                                                             1,095                186
Repurchase of common stock                                                                        (2,565)              (808)
Dividends paid                                                                                    (7,862)            (8,037)
                                                                                             -----------        -----------
      Net cash provided by (used for) financing activities                                   $    72,677        $    50,643
                                                                                             -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         $     4,585        $     6,056

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                    22,525             43,618
                                                                                             -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                     $    27,110        $    49,674
                                                                                             -----------        -----------

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

                                                                                                ACCUMULATED
                                                         ADDITIONAL                                OTHER
                                                          PAID-IN           RETAINED           COMPREHENSIVE
            Dollars in thousands                          CAPITAL           EARNINGS           INCOME (LOSS)           TOTAL
----------------------------------------------------    ------------      ------------        --------------       -------------
BALANCE - JANUARY 1, 2004                               $     20,414      $    123,867        $         (835)      $     143,446

Repurchase of Common Stock (150,000 shares)                   (2,565)                -                     -              (2,565)

Issuance of Common Stock                                                             -                     -
  Stock options exercised (70,482 shares)                        961                                                         961
  Other stock issued (7,644 shares)                              135                                                         135

Dividends declared ($0.46 per share)                               -            (8,025)                    -              (8,025)

Comprehensive income:
  Net income                                                       -            17,157                     -              17,157
  Change in net unrealized loss on securities
    available for sale - Net of tax effect of
    ($1,191)                                                       -                 -                 2,211               2,211
                                                        ------------      ------------        --------------       -------------
       Total Comprehensive Income                                  -            17,157                 2,211              19,368

                                                        ------------      ------------        --------------       -------------
BALANCE - SEPTEMBER 30, 2004                            $     18,945      $    132,999        $        1,376       $     153,320
                                                        ============      ============        ==============       =============

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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

The Company's as reported and pro forma information for the quarter and nine months ended September 30 were as follows:

                                                       Three Months Ended Sept. 30,               Nine Months Ended Sept. 30,
Dollars in thousands, except per share data              2004                2003                   2004               2003
-------------------------------------------          -------------        ----------            -----------          ---------
   Net Income as Reported                            $       6,109        $    1,973            $    17,157          $  12,811
   Pro Forma Adjustment
       Due to Stock Options                                   (106)              (64)                  (302)              (193)
                                                     -------------        ----------            -----------          ---------
   Pro Forma Net Income                              $       6,003        $    1,909            $    16,855          $  12,618
                                                     -------------        ----------            -----------          ---------

Earnings per Share as Reported
   Basic                                             $        0.35        $     0.10            $      0.98          $    0.67
   Diluted                                           $        0.35        $     0.10            $      0.98          $    0.67

Pro Forma Earnings per Share
   Basic                                             $        0.34        $     0.10            $      0.97          $    0.66
   Diluted                                           $        0.34        $     0.10            $      0.96          $    0.66

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

2. EARNINGS PER SHARE

The calculation of net income per common share for the three months ended September 30 is as follows:

                                                                             2004              2003
                                                                        -------------     --------------
BASIC
      Net income                                                        $   6,109,000     $    1,973,000
      Less preferred dividends                                                      -                  -
                                                                        -------------     --------------
      Net income applicable to common stock                             $   6,109,000     $    1,973,000
                                                                        -------------     --------------
      Average common shares outstanding                                    17,419,214         19,115,234
                                                                        -------------     --------------
      Earnings per common share - basic                                 $        0.35     $         0.10
                                                                        -------------     --------------

                                                                             2004              2003
                                                                        -------------     --------------
DILUTED
      Net income                                                        $   6,109,000     $    1,973,000
      Less preferred dividends                                                      -                  -
                                                                        -------------     --------------
      Net income applicable to common stock                             $   6,109,000     $    1,973,000
                                                                        -------------     --------------
      Average common shares outstanding                                    17,419,214         19,115,234
      Stock option adjustment                                                 101,724             18,387
                                                                        -------------     --------------
      Average common shares outstanding - diluted                          17,520,938         19,133,621
                                                                        -------------     --------------
      Earnings per common share - diluted                               $        0.35     $         0.10
                                                                        -------------     --------------

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

The calculation of net income per common share for the nine months ended September 30 is as follows:

                                                                             2004              2003
                                                                        -------------     --------------
BASIC
      Net income                                                        $  17,157,000     $   12,811,000
      Less preferred dividends                                                      -                  -
                                                                        -------------     --------------
      Net income applicable to common stock                             $  17,157,000     $   12,811,000
                                                                        -------------     --------------
      Average common shares outstanding                                    17,449,930         19,120,212
                                                                        -------------     --------------
      Earnings per common share - basic                                 $        0.98     $         0.67
                                                                        -------------     --------------

                                                                             2004              2003
                                                                        -------------     --------------
DILUTED
      Net income                                                        $  17,157,000     $   12,811,000
      Less preferred dividends                                                      -                  -
                                                                        -------------     --------------
      Net income applicable to common stock                             $  17,157,000     $   12,811,000
                                                                        -------------     --------------
      Average common shares outstanding                                    17,449,930         19,120,212
      Stock option adjustment                                                  81,295             15,352
                                                                        -------------     --------------
      Average common shares outstanding - diluted                          17,531,225         19,135,564
                                                                        -------------     --------------
      Earnings per common share - diluted                               $        0.98     $         0.67
                                                                        -------------     --------------

The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

                                                                       Weighted Average
                                                      Shares            Exercise Price
                                                     -------           ----------------
Options Outstanding, January 1, 2004                 480,802              $    14.74
Granted                                              161,000                   16.69
Exercised                                             70,482                   13.63
Cancelled                                             24,100                   17.33
                                                     -------              ----------
Options Outstanding, Sept. 30, 2004                  547,220              $    15.34
                                                     =======              ==========
Options Exercisable, Sept. 30, 2004                  216,363              $    15.86
                                                     -------              ----------

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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

Loans consist of the following (000s omitted):

                                                              September 30,      December 31,
                                                                  2004               2003
                                                              -------------      ------------
Real estate loans                                             $    771,690       $    695,677
Loans to finance agricultural production and
      other loans to farmers                                         2,686              2,263
Commercial and industrial loans                                     86,627             93,444
Loans to individuals for household, family,
      and other personal expenditures                               84,586             72,972
All other loans (including overdrafts)                               1,281              1,228
                                                              ------------       ------------
           Total loans, gross                                      946,870            865,584
           Less: Deferred loan fees                                  1,650              1,734
                                                              ------------       ------------
           Total loans, net of deferred loan fees                  945,220            863,850
           Less: Allowance for loan losses                          15,184             14,500
                                                              ------------       ------------
                                                              $    930,036       $    849,350
                                                              ============       ============

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

                                                              September 30,      December 31,
                                                                  2004               2003
                                                              -------------      ------------
Nonaccrual loans                                              $     29,993       $     33,664
Loans 90 days past due                                                 222                100
Restructured loans                                                   3,219              4,755
                                                              ------------       ------------
                  Total nonperforming loans                   $     33,434       $     38,519
Other real estate owned                                              6,255              8,434
Nonperforming investment securities                                      -                140
                                                              ------------       ------------
                  Total nonperforming assets                  $     39,689       $     47,093
                                                              ============       ============
Nonperforming assets to total assets                                  2.55%              3.23%
Allowance for loan losses to
     nonperforming assets                                            38.26%             30.79%

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):

                                                              September 30,      September 30,
                                                                  2004               2003
                                                              -------------      -------------
Balance beginning of year                                     $     14,500       $     12,400
Provision for loan losses                                            1,800              7,975
Loans charged off                                                   (1,996)            (2,204)
Recoveries                                                             880                602
                                                              ------------       ------------
Balance end of period                                         $     15,184       $     18,773
                                                              ============       ============

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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

5. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of September 30, 2004 and December 31, 2003 (000's omitted):

                                                     September 30, 2004               December 31, 2003
                                                ----------------------------     ---------------------------
                                                 Amortized       Estimated        Amortized       Estimated
                                                   Cost         Market Value         Cost       Market Value
                                                -----------    -------------     -----------    ------------
Held to Maturity
Obligations of U.S. Government Agencies         $       503    $         556     $       536    $        590
Obligations of States and Political
       Subdivisions                                  84,526           87,103          95,634          99,234
Other Securities                                      3,016            3,138           2,984           3,116
                                                -----------    -------------     -----------    ------------
                                                $    88,045    $      90,797     $    99,154    $    102,940
                                                ===========    =============     ===========    ============

                                                     September 30, 2004               December 31, 2003
                                                ----------------------------     ---------------------------
                                                 Amortized       Estimated        Amortized       Estimated
                                                   Cost         Market Value         Cost       Market Value
                                                -----------    -------------     -----------    ------------
Available for Sale
Obligations of U.S. Government Agencies         $   315,768    $     316,082     $   315,004    $    311,944
Obligations of States and Political
       Subdivisions                                  28,658           29,507          26,047          26,473
Other Securities                                     70,806           71,761          57,876          59,225
                                                -----------    -------------     -----------    ------------
                                                $   415,232    $     417,350     $   398,927    $    397,642
                                                ===========    =============     ===========    ============

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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):


                                                                                CONTRACTUAL AMOUNT
                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                              2004                 2003
                                                                          ------------          ----------
Commitments to extend credit:
    Unused portion of commercial lines of credit                          $    114,346          $   93,525
    Unused portion of credit card lines of credit                                7,748               9,761
    Unused portion of home equity lines of credit                               23,217              17,019
Standby letters of credit and financial guarantees written                      18,954              19,381

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

                               FINANCIAL CONDITION

During the first nine months of 2004, the Bank's assets increased $96.5 million, or 6.6%. Gross loans increased $82.8 million, or 9.6% and investment securities increased $8.6 million or 1.7%. The asset growth was funded by an increase of $28.5 million in Federal Home Loan Bank borrowings, $21.0 million in repurchase agreements, and $33.3 million in deposits. This increase in deposits includes $30.4 million in brokered certificates of deposit.

The loan growth was consistent with our expectations, with the new loans originating equally in the Monroe and Downriver market areas. The Bank expects loans to continue to increase in the fourth quarter as our expansion into Wayne County continues with the opening of our Downriver regional center in Wyandotte in October. Management believes that the quality of the loan portfolio is continuing to improve. Nonperforming assets ("NPAs") decreased 15.7% since year end as we continue to work out the existing NPAs and improved lending practices have resulted in a reduction of the amount of new NPAs being identified. Most of the bank's lending is secured by real estate, which allows us to maintain a lower ratio of Allowance for Loan Losses to NPAs compared to other banks, and a low level of net charge offs. Although the charge offs related to these loans are less, the process of collection can be lengthy. Significant improvements in the lending staff, the collection staff, the underwriting procedures, and the loan policy have also contributed to the reduction in NPAs, as shown by a reduction in the amount of new additions to the NPA list and a reduction in the delinquency rates for commercial, consumer, and mortgage loans.

Deposits increased $34.0 million in the third quarter, and have now increased $30.3 million since the beginning of the year. Deposit growth began to increase due to our new free checking product and a certificate of deposit promotion that features our new "Rate Hike CD". The Rate Hike CD is a 25 month certificate of deposit that allows customers to increase the rate on their account to the current rate once during the original term of the account. This has attracted nearly $2 million in deposits and targets customers who are reluctant to invest in CDs due to the low rates offered and their expectation that rates would eventually increase. Also in the third quarter, we increased our use of brokered certificates of deposit from $16.9 million at June 30, 2004 to $30.4 million at

September 30, 2004. The terms of these deposits range from three to seven years and the rates range from 3.75% to 4.70%. The weighted average maturity is 5.2 years and the weighted average cost is 4.30%. We may continue to utilize brokered deposit activity to fund our loan growth and manage interest rate risk in the fourth quarter. We also expect traditional deposits to continue to increase in the fourth quarter due to the new products and the opening of our new retail office in Wyandotte, Michigan early in the quarter.

        RESULTS OF OPERATIONS - THIRD QUARTER 2004 VS. THIRD QUARTER 2003

A comparison of the income statements for the three months ended September 30, 2004 and 2003 shows a 6.7% increase in Net Interest Income. Interest income on loans and investments increased $1.4 million, or 7.5% and interest expense increased $0.6 million, or 9.1%. Although average loans outstanding increased $106.8 million, the average yield on those loans decreased from 6.61% to 6.32%. The fed began to increase managed interest rates late in the second quarter, and continued through the third quarter. This had a positive impact on our earnings as our loan portfolio contain approximately $300 million of variable rate, prime indexed loans. Average investments decreased $23.7 million but the yield on investments increased from 4.07% to 4.54%. Market interest rates began to rise early in the year, contributing to the improvement in the investment yield. The recent decrease in the market rates may result in an increase in the amount of bonds called, and a decrease in the portfolio yield.

Average deposits increased slightly from $1.046 billion in the third quarter of 2003 to $1.063 billion in the third quarter of 2004, while at the same time the average cost of these deposits decreased from 1.47% to 1.46%. The result was a slight increase in Interest on Deposits of $39,000, or 1.0%. Average borrowed funds increased from $237.8 million in the third quarter of 2003 to $314.1 million in the third quarter of 2004, while the average cost of these borrowings decreased from 4.44% to 4.06%. This reduction in the cost of the borrowed funds was due to obtaining additional Federal Home Loan Bank advances at lower rates, and an increase in the use of federal funds borrowed and other lower cost borrowings. The cost of deposits increased slightly in the third quarter as customers began to shift funds into higher yielding, longer term certificates of deposit and we increased our use of brokered CDs as a source of longer term funding. While our maturing certificates should continue to renew at lower rates, additional movement of deposits from transaction accounts and short term certificates into long term certificates, as well as rising market rates, is expected to cause our deposit costs to increase in the fourth quarter. We may also experience a slight increase in the cost of borrowed funds as higher short term rates impact our federal funds borrowed and our LIBOR based variable rate FHLB borrowings.

The most significant change in our earnings was due to the reduction in the Provision for Loan Losses from $6,325,000 to $600,000. This reduction was due to an additional provision of $5.5 million in the third quarter of 2003. The additional provision last year was to address our concerns about an individual credit relationship. We believe our allowance for loan losses is adequate, and that our current provision level will be sufficient to maintain the adequacy of the allowance.

Non interest income decreased 12.5%. The table below summarizes the changes in the components of non interest income (000s omitted) for the quarters ended:

                                                          Sept. 30,      Sept. 30,
                                                            2004           2003             % Change
                                                         ----------     ----------          --------
Trust Income                                             $      953     $      761             25.2%
Deposit Account Service Charges                                 361            412            -12.4%
Other Deposit Account Related Fees                            1,062          1,004              5.8%
Origination Fees on Loans Sold                                  131            379            -65.4%
Gains (Losses) on Securities Transactions                        (2)           454           -100.4%
BOLI Earnings                                                   362            379             -4.5%
Other Income                                                    529            493              7.3%
                                                         ----------     ----------           ------
                                                         $    3,396     $    3,882            -12.5%

Trust Income improved due to improvements in the market values of trust accounts and increases in the fees charged. The decrease in Deposit Account Service Charges was due to the introduction of our free checking product in the second quarter of 2004. The introduction of this product has resulted in an increase in non interest bearing transaction accounts and contributed to the increase in Other Deposit Account Related Fees, which primarily consists of NSF and Stop Payment fees. Origination Fees on Mortgage Loans Sold exceeded our expectations for the third quarter of 2004, but were still well below the level achieved during the historically low interest rate environment experienced in 2003. The low interest rates of last year and the need to sell investments to fund loan growth also provided the opportunity for above normal Gains on Securities Transactions in 2003. The income from Bank Owned Life Insurance policies increased due to an additional investment in BOLI policies during the second and fourth quarters of 2003.

Salaries and Employee Benefits increased $373,000, or 9.2%, due to annual salary increases, an increase in the number of full time equivalent employees, and higher health insurance costs. The number of full time equivalent employees increased from 389 on September 30, 2003 to 404 on September 30, 2004. Occupancy Expense increased $69,000, or 11.0%, primarily due to the Bank's expansion into the southern Wayne County area. The Bank now operates two full service branches and a loan and trust production office in Wayne County. As of September 30, 2004, the Wyandotte branch, which opened at the end of the first quarter of 2003, has $25.0 million in deposits, and the Trenton branch, which opened in the third quarter of 2003, has $12.5 million in deposits. Other Expenses decreased $97,000, or 3.2% largely due to lower expenses related to non performing assets, particularly the costs associated with Other Real Estate Owned. These results were consistent with our expectations for the quarter, and our efficiency ratio remains better than the average for comparable banks.

As a result of the above activity, Income Before Provision for Income Taxes increased $5,746,000, or 216.7%. The Provision for Income Taxes increased $1,610,000, or 237.1%, and reflects an anticipated annual effective tax rate of 27.2%. Net Income increased $4,136,000, or 209.6% compared to the third quarter of 2003.

      RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003 A comparison of the income statements for the nine months ended September 30, 2004 and 2003 shows a 4.2% increase in Net Interest Income. Interest income on loans and investments increased $623,000, or 1.5% and interest expense decreased $1.9 million, or 8.9%. Although average loans outstanding increased $93.9 million, the average yield on those loans decreased from 6.90% to 6.25%. The recent increases in managed interest rates are expected to slow the rate of decrease in our loan yields. Average investments decreased $56.0 million but the yield on investments increased from 4.21% to 4.45% as increasing market rates in 2004 led to an improvement in the investment yield.

Average deposits increased slightly from $1.038 billion in the first nine months of 2003 to $1.041 billion in the first nine months of 2004, while at the same time the average cost of these deposits decreased from 1.59% to 1.35%. The result was a decrease in Interest on Deposits of $1.8 million, or 14.5%. Average borrowed funds increased from $235.8 million in the first nine months of 2003 to $283.3 million in the first nine months of 2004, while the average cost of these borrowings decreased from 5.01% to 4.11%. This reduction in the cost of the borrowed funds was due to the refinancing of some of our Federal Home Loan Bank advances in the second and third quarters of 2003, and lower costs on the additional borrowings, which include FHLB advances, federal funds borrowed, and repurchase agreements. The market for deposits is becoming increasingly competitive, and due to our attempts to lengthen the duration of our liabilities, we do not expect deposit costs to continue to decline in the fourth quarter of 2004.

It is Management's expectation that rising interest rates would be slightly beneficial to the Bank's net interest income over the remainder of the year while falling interest rates would slightly decrease net interest income. However, a decrease in interest rates would result in an increase in non interest income which would partially offset any decrease in net interest income.

The Provision for Loan Losses decreased $6,175,000, or 77.4% due to the significant provision in the third quarter of 2003. The current level of provision is expected to be sufficient to maintain an adequate allowance for loan losses, barring greater than anticipated loan growth.

Non interest income decreased 5.8%. The table below summarizes the changes in the components of non interest income (000s omitted) for the nine months ended:

                                                          Sept. 30,      Sept. 30,
                                                            2004           2003              % Change
                                                         ----------     ----------           --------
Trust Income                                             $    2,688     $    2,454              9.5%
Deposit Account Service Charges                               1,183          1,172              0.9%
Other Deposit Account Related Fees                            2,890          2,794              3.4%
Origination Fees on Loans Sold                                  460          1,011            -54.5%
Gains on Securities Transactions                                116            868            -86.6%
BOLI Earnings                                                 1,128            910             24.0%
Other Income                                                  1,518          1,392              9.1%
                                                         ----------     ----------            -----
                                                         $    9,983     $   10,601             -5.8%

Trust Income increased due to improvements in the market values of trust accounts and increases in the fees charged. The Bank began offering a free checking account product in June, 2004. This product is expected to cause future decreases in Deposit Account Service Charges, but larger increases in Other Deposit Account Related Fees. Origination Fees on Mortgage Loans Sold decreased in 2004 as mortgage refinance activity began to decrease. The income from Bank Owned Life Insurance policies increased due to additional investments in BOLI policies in the second and third quarters of 2003.

Salaries and Employee Benefits increased $997,000, or 8.0%, as salaries increased 9.2% and health insurance and other benefits increased 6.7%. Occupancy Expense increased $259,000, or 13.4%, primarily due to the Bank's expansion into the southern Wayne County area. Other Expenses increased $17,000, or 0.2%. These results were consistent with our expectations for the first nine months of 2004.

As a result of the above activity, Income Before Provision for Income Taxes increased $5,854,000, or 33.1%. The Provision for Income Taxes increased $1,508,000, or 31.0%, and reflects an anticipated annual effective tax rate of 27.1%. Net Income increased $4,346,000, or 33.9% compared to the first nine months of 2003.

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

Total stockholders' equity of the Corporation was $153.3 million at September 30, 2004 and $143.4 million at December 31, 2003. The ratio of equity to assets was 9.9% at September 30, 2004 and 9.8% at December 31, 2003. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Bank:

                                                                                                          Minimum to be Well
                                       September 30, 2004                December 31, 2003                    Capitalized
                                       ------------------                -----------------                ------------------
Leverage Capital                               9.8%                             9.7%                              5.0%
Tier 1 Risk Based Capital                     13.9%                            14.4%                              6.0%
Total Risk Based Capital                      15.1%                            15.6%                             10.0%

At September 30, 2004 and December 31, 2003, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout the first nine months of 2004, the estimated variability of the net interest income was within the Bank's established policy limits.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout the first nine months of 2004, the estimated variability of the economic value of equity was within the Bank's established policy limits.

The Bank's interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MBT Financial Corp. and its subsidiaries are not a party to, nor is any of their property the subject of any material legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities, other than as described below.

On July 14, 2004, the Michigan Department of Environmental Quality (the "DEQ") provided a letter directing Monroe Bank and Trust to take action including remediation of property owned by the Bank located at 9023 Lewis Avenue, Monroe County, Michigan. This property was purchased by the Bank in 2003 and was redeveloped into a Bank branch office. During construction of the facility, three previously unknown underground storage tanks were discovered on the property and removed in February of 2004. The Bank notified the DEQ in February of this year indicating that some of the contents from these tanks had been released into the soil. An initial assessment report was prepared and submitted to the DEQ on May 6, 2004 by an environmental testing and consulting firm engaged by the Bank. Based on this report, the DEQ provided its July 14, 2004 letter, which requires the Bank to develop and implement a remedial action plan for the property. The Bank has submitted a remedial action plan and is awaiting approval of the plan. The Bank has established a reserve of $300,000 which is the estimated cost to implement the remediation plan. MBT Financial Corp. also reported on this matter in its Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2004, which the Company filed with the SEC on August 9, 2004.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES. The following table summarizes the repurchase activity of the Company's stock during the three months ended September 30, 2004:

                                                                                    Total Number of Shares      Maximum Number of
                                                                     Average         Purchased as Part of      Shares that May Yet
                                                 Total Number of   Price Paid         Publicly Announced       Be Purchased Under
                                                Shares Purchased    per Share          Plans or Programs      the Plans or Programs
                                                ----------------   ----------       ----------------------    ---------------------
July 1, 2004 - July 31, 2004                           -              $   -                    -                     950,441
August 1, 2004 - August 31, 2004                       -              $   -                    -                     950,441
September 1, 2004 - September 30, 2004                 -              $   -                    -                     950,441
                                                      ---             -----                   ---                    -------
Total                                                  -              $   -                    -

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

(b) Reports on Form 8-K

MBT Financial Corp. filed or furnished the following reports on Form 8-K during the quarter ended September 30, 2004:

Date of Event Reported                           Event Reported
----------------------              --------------------------------------------
July 15, 2004                       Item 7 - Financial Statements and
                                    Exhibits and Item 12 - Results of Operations
                                    and Financial Condition, second quarter 2004
                                    earnings announcement

August 26, 2004                     Item 5.03 - Amendments to Articles
                                    of Incorporation or Bylaws; Change in fiscal
                                    Year and Item 9.01 - Financial Statements
                                    and Exhibits, bylaws amendments

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              MBT Financial Corp.
                                              ----------------------------------
                                              (Registrant)

November 5, 2004                              /s/ H. Douglas Chaffin
-----------------                             ----------------------------------
Date                                          H. Douglas Chaffin
                                              President &
                                              Chief Executive Officer

November 5, 2004                              /s/ John L. Skibski
-----------------                             ----------------------------------
Date                                          John L. Skibski
                                              Executive Vice President and
                                              Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                           Description of Exhibits
--------------              ----------------------------------------------------
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