Form 10-K
period 2004-12-31
MBT FINANCIAL CORP
filed 2005-03-16
CIK 1118237

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004   Commission File Number: 000-30973

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any of the amendments of this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X] NO [ ]

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $317,694,160.

As of March 11, 2005, there were 17,487,184 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 5, 2005 are incorporated by reference into Part III of this report on Form 10-K.

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

Monroe Bank & Trust was incorporated and chartered as Monroe State Savings Bank under the laws of the State of Michigan in 1905. In 1940, Monroe Bank & Trust consolidated with Dansard Bank and moved to the present address of its main office. Monroe Bank & Trust operated as a unit bank until 1950 when it opened its first branch office in Ida, Michigan. It then continued its expansion to its present total of 25 branch offices, including its main office. Monroe Bank & Trust changed its name from "Monroe State Savings Bank" to "Monroe Bank & Trust" in 1968.

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

The Bank's primary market area is Monroe County, Michigan. According to the most recent market data, there are eight other deposit taking/lending institutions competing in the Bank's market. According to the most recent market data for deposits, the Bank ranks first in market share in Monroe County with 60.35% of the market. In 2001 the Bank began expanding into Wayne County, Michigan, and currently ranks eighteenth out of thirty-one institutions with a market share of 0.19%. For the combined Monroe and Wayne County market, the Bank ranks sixth of thirty-three institutions with a market share of 3.51%.

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

EMPLOYEES

MBT Financial Corp. has no employees other than its three officers, each of whom is also an employee and officer of Monroe Bank & Trust and who serve in their capacity as officers of MBT Financial Corp. without compensation. As of December 31, 2004, Monroe Bank & Trust had 384 full-time employees and 12 part-time employees. Monroe Bank & Trust provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services, and a 401(k) plan.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                        AGE               POSITION
----                                        ---               --------

H. Douglas Chaffin                          49                President & Chief Executive Officer
Donald M. Lieto                             49                Executive Vice President, Senior
                                                              Administration Manager, Monroe Bank & Trust
James E. Morr                               58                Executive Vice President, Senior Trust
                                                              Officer & General Counsel, Monroe Bank & Trust
Thomas G. Myers                             48                Executive Vice President & Chief
                                                              Lending Manager, Monroe Bank & Trust
John L. Skibski                             40                Executive Vice President & Chief
                                                              Financial Officer, Monroe Bank & Trust;
                                                              Treasurer, MBT Financial Corp.
Herbert J. Lock                             58                Senior Vice President & Investment
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

H. Douglas Chaffin was President & Chief Executive Officer in 2004, President & Chief Operating Officer in 2003, Executive Vice President, Senior Lending Manager in 2002 and 2001, and Senior Vice President & City Executive, Lakeshore Corporate Group, Huntington National Bank, in 2001 and 2000. Donald M. Lieto was Executive Vice President, Senior Administration Manager in 2004 and 2003, and Senior Vice President, Information Services Manager in 2003, 2002, 2001, and 2000. James E. Morr was Executive Vice President, Senior Trust Officer and General Counsel for each of the last five years. Thomas G. Myers was Executive Vice President & Chief Lending Manager in 2004 and 2003, Senior Vice President, Commercial Group Manager in 2003 and 2002, and Corporate Banking Group Manager, Huntington National Bank, in 2001 and 2000. John L. Skibski was Executive Vice President & Chief Financial Officer in 2004, Senior Vice President & Controller in 2003, and Vice President & Controller in 2002, 2001 and 2000. Herbert J. Lock was Senior Vice President and Investment Officer for each of the last five years.

AVAILABLE INFORMATION

MBT Financial Corp. makes its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports available on its website as soon as reasonably practicable after they are filed with or furnished to the SEC, free of charge. The website address is www.mbandt.com.

ITEM 2. PROPERTIES

MBT Financial Corp. does not conduct any business other than its ownership of Monroe Bank & Trust's stock. MBT Financial Corp. operates its business from Monroe Bank & Trust's main office facility. Monroe Bank & Trust operates its business from its main office complex and 24 full service branches in the counties of Monroe and Wayne, Michigan. In addition, MBT Credit Company, Inc., a wholly owned subsidiary of Monroe Bank & Trust, operates a mortgage loan origination office in Monroe, Michigan. The Bank owns its main office complex and 21 of its branches. The remaining three branches and the MBT Credit Company, Inc. locations are leased.

ITEM 3. LEGAL PROCEEDINGS

MBT Financial Corp. and its subsidiaries are not a party to, nor is any of their property the subject of any material pending legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to the vote of holders of MBT Financial Corp. securities during the fourth quarter of 2004.

                                     Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock consists of 17,465,839 shares with a book value of $8.89. Dividends declared on common stock during 2004 amounted to $.62 per share. The common stock is traded on the NASDAQ National Market under the symbol MBTF. Below is a schedule of the high and low trading price for the past two years by quarter. These prices represent those known to Management, but do not necessarily represent all transactions that occurred.

                                         2004                      2003
                                   HIGH         LOW          HIGH         LOW
                                 --------     --------     --------     --------
1st quarter                      $  17.90     $  16.59     $  13.50     $  13.00
2nd quarter                      $  19.01     $  16.85     $  18.80     $  13.20
3rd quarter                      $  20.60     $  17.24     $  17.40     $  14.50
4th quarter                      $  26.00     $  19.25     $  18.10     $  15.20

Dividends declared during the past three years on a quarterly basis were as follows:

                                           2004           2003           2002
                                        ----------     ----------     ----------
1st quarter                             $     0.15     $     0.14     $     0.13
2nd quarter                             $     0.15     $     0.14     $     0.13
3rd quarter                             $     0.16     $     0.15     $     0.14
4th quarter                             $     0.16     $     0.15     $     0.14

As of December 31, 2004, the number of holders of record of the Corporation's common shares was 1,306. Management's present expectation is that dividends will continue to be paid in the future.

The following table summarizes the repurchase activity of the Corporation's common stock during the three months ended December 31, 2004:

                                                                                    Total Number of Shares   Maximum Number of
                                                                      Average        Purchased as Part of   Shares that May Yet
                                             Total Number of         Price Paid       Publicly Announced     Be Purchased Under
                                             Shares Purchased        per Share        Plans or Programs     the Plans or Programs
                                             ----------------     ----------------  ----------------------  ---------------------
October 1, 2004 - October 31, 2004                     70,000     $          18.70               70,000               880,441
November 1, 2004 - November 30, 2004                       --     $             --                   --               880,441
December 1, 2004 - December 31, 2004                       --     $             --                   --               880,441
                                             ----------------     ----------------     ----------------      ----------------
Total                                                  70,000     $          18.70               70,000
                                             ----------------     ----------------     ----------------      ----------------

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the five years ended December 31, 2004 are derived from the audited Consolidated Financial Statements of the Corporation. The financial data set forth below contains only a portion of our financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA

Dollar amounts are in thousands,
     except per share data                     2004            2003            2002            2001            2000
                                           ------------    ------------    ------------    ------------    ------------
CONSOLIDATED STATEMENTS OF INCOME
Interest Income                            $     79,703    $     77,774    $     84,604    $    101,324    $     99,570
Interest Expense                                 26,998          27,467          34,387          49,535          49,681
                                           ------------    ------------    ------------    ------------    ------------
Net Interest Income                              52,705          50,307          50,217          51,789          49,889
Provision for Loan Losses                         2,491           8,005           6,101           7,400           6,298
                                           ------------    ------------    ------------    ------------    ------------
Net Interest Income after
    Provision for Loan Losses                    50,214          42,302          44,116          44,389          43,591
Other Income                                     13,776          13,803          12,791          10,651           8,709
Other Expenses                                   32,616          30,179          26,989          23,810          23,094
                                           ------------    ------------    ------------    ------------    ------------
Income before Provision
    for Income Taxes                             31,374          25,926          29,918          31,230          29,206
Provision for
    Income Taxes                                  8,775           6,611           8,114           8,307           8,031
                                           ------------    ------------    ------------    ------------    ------------
Net Income                                 $     22,599    $     19,315    $     21,804    $     22,923    $     21,175
                                           ============    ============    ============    ============    ============
Net Income available to
    Common Shareholders                    $     22,599    $     19,315    $     21,804    $     21,923    $     21,168
                                           ============    ============    ============    ============    ============

PER COMMON SHARE*
Basic Net Income                           $       1.30    $       1.02    $       1.12    $       1.10    $       1.06
Diluted Net Income                                 1.29            1.01            1.12            1.10            1.06
Cash Dividends Declared                            0.62            0.58            0.54            0.50            0.37
Book Value at Year End                             8.89            8.20            8.72            8.19            7.55
Average Common Shares
    Outstanding                              17,444,165      19,026,369      19,458,737      19,933,580      20,000,000
                                           ============    ============    ============    ============    ============

CONSOLIDATED BALANCE SHEETS (YEAR END)
Total Assets                               $  1,552,279    $  1,457,788    $  1,409,694    $  1,394,168    $  1,379,386
Total Securities                                505,441         508,482         539,737         497,501         452,405
Loans, Net of Deferred Loan Fees                945,881         863,850         773,805         787,825         812,123
Allowance for Loan Losses                        13,800          14,500          12,400          13,000          10,600
Deposits                                      1,100,711       1,039,117       1,010,960         998,880         994,596
Borrowings                                      286,500         270,000         225,000         225,000         225,000
Total Shareholders' Equity                      155,346         143,446         166,999         161,730         150,955
                                           ============    ============    ============    ============    ============

SELECTED FINANCIAL RATIOS
Return on Average Assets                           1.52%           1.33%           1.55%           1.56%           1.66%
Return on Average Equity                          15.18%          11.39%          13.29%          13.70%          14.42%
Net Interest Margin                                3.75%           3.67%           3.79%           3.88%           4.13%
Dividend Payout Ratio                             47.69%          56.14%          47.99%          45.40%          34.95%
Allowance for Loan Losses
    to Period End Loans                            1.69%           1.68%           1.60%           1.65%           1.31%
Allowance for Loan Losses
    to Non Performing Loans                       34.57%          30.41%          27.93%          46.90%          51.53%
Non Performing Loans
    to Period End Loans                            4.22%           5.50%           5.74%           3.52%           2.53%
Net Charge Offs to Average Loans                   0.35%           0.72%           0.87%           0.59%           0.73%
                                           ============    ============    ============    ============    ============

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

CRITICAL ACCOUNTING POLICIES - The Bank's Allowance for Loan Losses is a "critical accounting estimate" because it is an estimate that is based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Corporation's financial condition. These assumptions include, but are not limited to, collateral values and the effect of economic conditions on the financial condition of the borrowers. To determine the Allowance for Loan Losses, the Bank estimates losses on all loans that are not classified as substandard or doubtful by applying historical loss rates to those loans in accordance with SFAS 5. In addition, all loans that are classified as substandard or doubtful and any loans that are nonaccrual or renegotiated are individually tested for impairment. Any amount of monetary impairment is included in the Allowance for Loan Losses in accordance with SFAS 114. Substandard, doubtful, nonaccrual, or renegotiated loans that do not have any monetary impairment identified are assigned an allowance following the same method as unclassified loans. Management is of the opinion that the Allowance for Loan Losses of $13,800,000 as of December 31, 2004 was adequate.

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of fair value or the loan carrying amount at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by Management and the assets are carried at the lower of carrying amount or fair value less cost to sell.

RESULTS OF OPERATIONS - Net Income increased 17.0% in 2004 to $22.6 million as the economy continued to gain strength and the Fed began to raise managed interest rates. Net Interest Income increased $2.4 million as the average earning assets increased $37.6 million and the net interest margin increased from 3.67% to 3.75%. During 2004, Net Loans increased $83.4 million, or 9.8%, and Deposits increased $61.6 million, or 5.9%. The Bank also increased its longer term Federal Home Loan Bank borrowings and Repurchase Agreements while reducing its overnight federal funds borrowed. The most significant improvement in the earnings was due to the decrease of $5.5 million, or 68.9% in the Provision for Loan Losses. This decrease was due to the exceptionally large provision recorded in 2003. Non Interest Income decreased slightly in 2004 as securities gains and mortgage origination fees both declined as rates began to rise. Excluding these two items, non interest income increased $937,000, or 8% compared to 2003. Non Interest Expenses increased $2.4 million, or 8.1%, primarily due to increases in compensation and occupancy expenses related to the Bank's expansion efforts into the Downriver area of southern Wayne County. As a result of the above, Income Before the Provision for Income taxes increased $5.4 million, or 21.0%. The percentage of the Bank's income that is generated by tax exempt securities and Bank Owned Life Insurance decreased in 2004, causing the effective tax rate to increase from 25.5% in 2003 to 28.0%. The increase in Income Before taxes and the increase in the effective tax rate resulted in an increase of $2.2 million or 32.7% in the Provision for Income Taxes. Net Income increased $3.3 million, or 17% to $22.6 million.

In 2003, the deterioration of some large credit relationships led to a $5.5 million addition to the Allowance for Loan Losses. This caused Net Income to decrease $2.5 million, or 11%, compared to 2002. Although average earning assets increased $44.2 million, the net interest margin decreased ten basis points. As a result, the net interest income increased only $90,000. Equity markets began to recover late in 2003, but the low market values for most of the year caused our income from trust services to decline $181,000, or 5%. We were able to increase our deposit account service charges in 2003. While remaining one of the lowest cost providers of deposit services in our market, our fee income increased by $787,000, or 17%. In 2003, we increased our investment in Bank Owned Life Insurance resulting in an increase of $508,000, or 64% in the earnings on these policies. Total non-interest income increased $1,012,000, or 8%. Non-interest expenses increased as we continued our expansion into the southern Wayne County market. During 2003 we opened two full service branches and we increased our total staffing from 375 to 389. These changes contributed to the increase of $3.2 million, or 12% in our non-interest expenses. Income before Provision for Income Taxes decreased $4.0 million, or 13% compared to 2002. The lower amount of income resulted in a decrease of $1.5 million, or 19% in our Provision for Income Taxes. The effective tax rate decreased from 27.1% in 2002 to 25.5% in 2003.

Net Income decreased slightly in 2002 as we encountered continued low interest rates and a sluggish national and local economy. Net Income decreased $121,000, or less than 1%, compared to 2001. While Deposits and Total Assets each increased 1%, Net Loans decreased 2%. Commercial and industrial loans decreased 8% and loans to individuals for household, family, and other personal expenditures decreased 22% while real estate loans showed a slight increase of 3%. The decrease in loans was partially attributable to the transfer of $12.9 million of loans to other real estate and charge offs of $8.7 million, which enabled us to reduce our allowance for loan losses $600,000. Income before Provision for Income Taxes decreased $1.3 million, or 4%, compared to 2001. A larger percentage of our income was in interest on Obligations of States and Political Subdivisions in 2002, resulting in a decrease of $193,000, or 2% in our Provision for Income Taxes. The effective tax rate decreased from 27.5% in 2001 to 27.1% in 2002.

Earnings for the Bank are usually highly reflective of the Net Interest Income. In 2004 the Federal Open Market Committee of the Federal Reserve raised the fed funds rate for the first time since 2000 as the economy continued to grow. During the year, the fed funds target rate was increased five times, from 1.00% to 2.25%. In spite of these increases, rates on new and renewing loans were still below the average rates in the loan portfolio. As a result, the average yield on loans decreased from 6.73% to 6.30%. Investment yields did improve slightly and the cost of funds decreased, resulting in an increase in the net interest margin and net interest income. In 2003, rates remained low, with the Fed lowering the managed rates 25 basis points in June. This caused refinance activity to continue, and the Bank's yield on loans declined from 7.70% to 6.73%. Market rates also were low, and the investment yield dropped from 4.74% to 4.18% in 2003. During the year, the Bank restructured its portfolio of Federal Home Loan Bank advances, converting $95 million, or 42% of its portfolio, from fixed rate to floating rate. This lowered the cost of these borrowings from 5.72% in 2001 and 2002 to 5.05% in 2003. In 2002, market interest rates remained at historically low levels, prompting many borrowers to refinance their existing debt. The low interest rate environment also resulted in an increase in the amount of investment securities called. These factors lead to a decrease in the yield on earning assets from 7.4% in 2001 to 6.2% in 2002. Total Interest Income decreased $16.7 million while Total Interest Expense decreased only $15.1 million, resulting in a decrease of $1.6 million in Net Interest Income. The Provision for Loan Losses decreased $1.3 million after a large increase in 2001. Other Income increased $2.1 million as service charges on deposit accounts increased due to an overdraft program started late in 2001 and gains on the sales of investment securities also increased. Non-interest expenses increased 9% compared to 2001. Salaries and Employee Benefits increased 9% as the Bank continued to add staff, particularly in the loan, credit analysis, and loan review areas. This additional staff will allow the Bank to provide better customer service to existing customers, resume the growth in the loan portfolio, and improve the monitoring of existing credit relationships. The average cost of interest bearing deposits was 1.65%, 1.74%, and 2.41% for 2004, 2003, and 2002 respectively. The table below shows selected financial ratios for the same three years.

                                                       2004          2003          2002
                                                    ----------    ----------    ----------
         Return on Average Assets                         1.52%         1.33%         1.55%
         Return on Average Equity                        15.18%        11.39%        13.29%
         Dividend Payout Ratio                           47.69%        56.14%        48.21%
         Average Equity to Average Assets                10.02%        11.71%        11.67%

The following table shows the investment portfolio for the last three years (000s omitted).

                                                                               Held to Maturity
                                                  ---------------------------------------------------------------------------
                                                     December 31, 2004         December 31, 2003         December 31, 2002
                                                  -----------------------   -----------------------   -----------------------
                                                                Estimated                 Estimated                 Estimated
                                                  Amortized      Market     Amortized      Market     Amortized      Market
                                                     Cost        Value         Cost        Value         Cost        Value
                                                  ----------   ----------   ----------   ----------   ----------   ----------
U.S. Government agency and corporation
 obligations ..................................   $      527   $      578   $      536   $      590   $      588   $      649
Securities issued by states and political
 subdivisions in the U.S. .....................       80,622       82,636       95,634       99,234      113,255      117,968
Other domestic securities (debt and equity) ...        2,992        3,074        2,984        3,116        2,976        2,975
                                                  ----------   ----------   ----------   ----------   ----------   ----------
Total .........................................   $   84,141   $   86,288   $   99,154   $  102,940   $  116,819   $  121,592
                                                  ==========   ==========   ==========   ==========   ==========   ==========
Pledged securities ............................   $   19,659   $   20,373   $   23,903   $   25,175   $   31,972   $   33,672
                                                  ==========   ==========   ==========   ==========   ==========   ==========

                                                                         Available for Sale
                                                  ---------------------------------------------------------------------------
                                                     December 31, 2004         December 31, 2003         December 31, 2002
                                                  -----------------------   -----------------------   -----------------------
                                                                Estimated                 Estimated                 Estimated
                                                  Amortized      Market     Amortized      Market     Amortized      Market
                                                     Cost        Value         Cost        Value         Cost        Value
                                                  ----------   ----------   ----------   ----------   ----------   ----------
U.S. Government agency and corporation
 obligations (excluding mortgage-backed
 securities) ..................................   $  315,410   $  314,381   $  315,004   $  311,944   $  322,878   $  325,131
Securities issued by states and political
 subdivisions in the U.S. .....................       28,635       29,187       26,047       26,473       14,680       14,723
Other domestic securities (debt and
 equity) ......................................       64,472       64,785       57,876       59,225       84,554       83,064
                                                  ----------   ----------   ----------   ----------   ----------   ----------
Total .........................................   $  408,517   $  408,353   $  398,927   $  397,642   $  422,112   $  422,918
                                                  ==========   ==========   ==========   ==========   ==========   ==========
Pledged securities ............................   $  304,004   $  303,300   $  285,427   $  283,103   $  249,436   $  251,994
                                                  ==========   ==========   ==========   ==========   ==========   ==========

The following table shows average daily balances, interest income or expense amounts, and the resulting average rates for interest earning assets and interest bearing liabilities for the last three years. Also shown are the net interest income, total interest rate spread, and the net interest margin for the same periods.

                                                                       Years Ended December 31,
                                    ------------------------------------------------------------------------------------------
                                                       2004                                           2003
                                    --------------------------------------------    ------------------------------------------
                                      Average         Interest                        Average        Interest
                                       Daily           Earned         Average          Daily          Earned        Average
   (Dollars in Thousands)             Balance         or Paid          Yield          Balance        or Paid         Yield
   ----------------------           ------------    ------------    ------------    ------------   ------------   ------------
Investments
  Obligations of US
    Government Agencies             $    303,121    $     13,090            4.32%   $    326,442   $     12,429           3.81%
  Obligations of States &
    Political Subdivisions(1)            115,590           5,614            4.86%        123,489          6,206           5.03%
  Other Securities                        69,538           3,330            4.79%         84,725          3,737           4.41%
                                    ------------    ------------    ------------    ------------   ------------   ------------
Total Investments                        488,249          22,034            4.51%        534,656         22,372           4.18%
                                    ------------    ------------    ------------    ------------   ------------   ------------

Loans
  Commercial                             600,551          36,364            6.06%        549,558         34,671           6.31%
  Mortgage                               194,072          12,217            6.30%        166,665         11,829           7.10%
  Consumer                               120,327           9,079            7.55%        104,971          8,754           8.34%
                                    ------------    ------------    ------------    ------------   ------------   ------------
Total Loans(2)                           914,950          57,660            6.30%        821,194         55,254           6.73%

Federal Funds Sold                           538               9            1.67%         13,894            148           1.07%
                                    ------------    ------------    ------------    ------------   ------------   ------------
Total Interest Earning Assets          1,403,737          79,703            5.68%      1,369,744         77,774           5.68%

Cash & Due From Banks                     25,230                                          25,277
Interest Receivable and Other
  Assets                                  64,256                                          60,631
                                    ------------                                    ------------
Total Assets                        $  1,493,223                                    $  1,455,652
                                    ============                                    ============

Savings Accounts                    $    129,075    $        325            0.25%   $    132,780   $        560           0.42%
NOW Accounts                              69,072             172            0.25%         67,290            281           0.42%
Money Market Deposits                    329,480          11,815            3.59%        372,177          4,219           1.13%
Certificates of Deposit                  378,959           2,611            0.69%        348,847         10,932           3.13%
Federal Funds Purchased                   32,894             491            1.49%          9,136            120           1.31%
Repurchase Agreements                     13,525             422            3.12%              0
FHLB Advances                            242,104          11,162            4.61%        225,000         11,355           5.05%
                                    ------------    ------------    ------------    ------------   ------------   ------------
Total Interest Bearing
  Liabilities                          1,195,109          26,998            2.26%      1,155,230         27,467           2.38%

Non-interest Bearing Deposits            143,759                                         126,874
Other Liabilities                          5,438                                           3,971
                                    ------------                                    ------------
Total Liabilities                      1,344,306                                       1,286,075

Stockholders' Equity                     148,917                                         169,577
                                    ------------                                    ------------
Total Liabilities &
  Stockholders' Equity              $  1,493,223                                    $  1,455,652
                                    ============                                    ============

Net Interest Income                                 $     52,705                                   $     50,307
Interest Rate Spread                                                        3.42%                                         3.30%
Net Interest Income as a
  percent of average
  earning assets                                                            3.75%                                         3.67%

                                           Years Ended December 31,
                                    ------------------------------------------
                                                      2002
                                    ------------------------------------------
                                      Average        Interest
                                       Daily          Earned        Average
   (Dollars in Thousands)             Balance        or Paid         Yield
   ----------------------           ------------   ------------   ------------
Investments
  Obligations of US
    Government Agencies             $    288,438   $     13,106           4.54%
  Obligations of States &
    Political Subdivisions(1)            130,046          6,741           5.18%
  Other Securities                       105,876          5,028           4.75%
                                    ------------   ------------   ------------
Total Investments                        524,360         24,875           4.74%
                                    ------------   ------------   ------------

Loans
  Commercial                             489,498         35,081           7.17%
  Mortgage                               160,764         13,333           8.29%
  Consumer                               118,026         10,766           9.12%
                                    ------------   ------------   ------------
Total Loans(2)                           768,288         59,180           7.70%

Federal Funds Sold                        32,950            549           1.67%
                                    ------------   ------------   ------------
Total Interest Earning Assets          1,325,598         84,604           6.38%

Cash & Due From Banks                     30,306
Interest Receivable and Other
  Assets                                  49,585
                                    ------------
Total Assets                        $  1,405,489
                                    ============

Savings Accounts                    $    127,826   $      1,521           1.19%
NOW Accounts                              66,648            752           1.13%
Money Market Deposits                    336,370          5,661           1.68%
Certificates of Deposit                  358,846         13,535           3.77%
Federal Funds Purchased                    2,052             38           1.85%
Repurchase Agreements                          0
FHLB Advances                            225,000         12,880           5.72%
                                    ------------   ------------   ------------
Total Interest Bearing
  Liabilities                          1,116,742         34,387           3.08%

Non-interest Bearing Deposits            119,613
Other Liabilities                          5,044
                                    ------------
Total Liabilities                      1,241,399

Stockholders' Equity                     164,090
                                    ------------
Total Liabilities &
  Stockholders' Equity              $  1,405,489
                                    ============

Net Interest Income                                $     50,217
Interest Rate Spread                                                      3.30%
Net Interest Income as a
  percent of average
  earning assets                                                          3.79%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities for the period indicated:

                                                           Years Ended December 31,
                                 --------------------------------------------------------------------------------
                                             2004 versus 2003                        2003 versus 2002
                                 --------------------------------------    --------------------------------------
                                              Changes due to                          Changes due to
                                          increased (decreased)                    increased (decreased)
                                 --------------------------------------    --------------------------------------
  (Dollars in Thousands)            Rate         Volume         Net           Rate         Volume         Net
  ----------------------         ----------    ----------    ----------    ----------    ----------    ----------
     Interest Income
------------------------
Investments
   Obligations of US
     Government Agencies         $    1,549    $     (888)   $      661    $   (2,403)   $    1,727    $     (676)
   Obligations of States &
     Political Subdivisions            (195)         (397)         (592)         (195)         (340)         (535)
   Other Securities                     262          (670)         (408)         (287)       (1,004)       (1,291)
                                 ----------    ----------    ----------    ----------    ----------    ----------
Total Investments                     1,616        (1,955)         (339)       (2,885)          383        (2,502)
                                 ----------    ----------    ----------    ----------    ----------    ----------

Loans
   Commercial                        (1,525)        3,217         1,692        (4,715)        4,304          (411)
   Mortgage                          (1,556)        1,945           389        (1,993)          489        (1,504)
   Consumer                            (955)        1,280           325          (822)       (1,191)       (2,013)
                                 ----------    ----------    ----------    ----------    ----------    ----------
Total Loans                          (4,036)        6,442         2,406        (7,530)        3,602        (3,928)

Federal Funds Sold                        3          (142)         (139)          (84)         (318)         (402)
                                 ----------    ----------    ----------    ----------    ----------    ----------
Total Interest Income                (2,417)        4,345         1,928       (10,499)        3,667        (6,832)

   Interest Expense
------------------------
Savings Accounts                       (219)          (16)         (235)       (1,021)           59          (962)
NOW Accounts                           (116)            7          (109)         (479)            7          (472)
Money Market Deposits                (1,124)          944          (180)       (2,045)          603        (1,442)
Certificates of Deposit                 (61)         (484)         (545)       (2,226)         (377)       (2,603)
Federal Funds Purchased                  57           313           370           (48)          130            82
Repurchase agreements                   422             0           422             0             0             0
FHLB Advances                        (1,056)          863          (193)       (1,525)            0        (1,525)
                                 ----------    ----------    ----------    ----------    ----------    ----------
Total Interest Expense               (2,097)        1,627          (470)       (7,344)          422        (6,922)
                                 ----------    ----------    ----------    ----------    ----------    ----------

Net Interest Income              $     (320)   $    2,718    $    2,398    $   (3,155)   $    3,245    $       90
                                 ==========    ==========    ==========    ==========    ==========    ==========

                                       Years Ended December 31,
                                 --------------------------------------
                                          2002 versus 2001
                                 --------------------------------------
                                           Changes due to
                                         increased (decreased)
                                 --------------------------------------
  (Dollars in Thousands)            Rate         Volume         Net
  ----------------------         ----------    ----------    ----------
     Interest Income
------------------------
Investments
   Obligations of US
     Government Agencies         $   (5,440)   $    5,464    $       24
   Obligations of States &
     Political Subdivisions            (220)          140           (80)
   Other Securities                  (1,172)       (2,505)       (3,677)
                                 ----------    ----------    ----------
Total Investments                    (6,832)        3,099        (3,733)
                                 ----------    ----------    ----------

Loans
   Commercial                        (5,631)       (2,595)       (8,226)
   Mortgage                            (380)       (2,643)       (3,023)
   Consumer                            (847)         (993)       (1,840)
                                 ----------    ----------    ----------
Total Loans                          (6,858)       (6,231)      (13,089)

Federal Funds Sold                     (587)          689           102
                                 ----------    ----------    ----------
Total Interest Income               (14,277)       (2,443)      (16,720)

   Interest Expense
------------------------
Savings Accounts                     (1,149)          217          (932)
NOW Accounts                           (673)          145          (528)
Money Market Deposits                (5,244)        2,553        (2,691)
Certificates of Deposit              (5,523)       (5,485)      (11,008)
Federal Funds Purchased                 (62)           73            11
Repurchase agreements                     0             0             0
FHLB Advances                             0             0             0
                                 ----------    ----------    ----------
Total Interest Expense              (12,651)       (2,497)      (15,148)
                                 ----------    ----------    ----------

Net Interest Income              $   (1,626)   $       54    $   (1,572)
                                 ==========    ==========    ==========

Due to a variety of reasons, including volatile interest rates in the past and successful bidding in securing local municipal deposits, we have attempted, for the last several years, to maintain a liquid investment position. The percentage of securities held as Available for Sale increased from 80% as of December 31, 2003 to 83% as of December 31, 2004. As reflected in Note 3 to the consolidated financial statements, the percentage of securities that mature within five years was 12% as of December 31, 2004 and 13% as of December 31, 2003. The table below presents the scheduled maturities for each of the investment categories, and the average yield on the amounts maturing. The yields presented for the Obligations of States and Political Subdivisions are not tax equivalent yields. The interest income on these securities is exempt from federal income tax. The Corporation's statutory federal income tax rate is thirty-five percent.

                                                                        Maturing
                                      -----------------------------------------------------------------------------
                                           Within 1 year               1 - 5 years               5 - 10 Years
                                      -----------------------    -----------------------    -----------------------
                                        Amount       Yield         Amount       Yield         Amount       Yield
                                      ----------   ----------    ----------   ----------    ----------   ----------
  (Dollars in Thousands)
  ----------------------
Obligations of US
   Government Agencies                $       --         0.00%   $   15,960         3.58%   $  207,895         4.47%
Obligations of States & Political
   Subdivisions                            5,536         5.21%       31,472         5.21%       50,606         4.83%
Other Securities                           2,992         4.91%           --         0.00%        5,991         7.43%
                                      ----------   ----------    ----------   ----------    ----------   ----------
     Total                            $    8,528         5.10%   $   47,432         4.66%   $  264,492         4.61%
                                      ==========   ==========    ==========   ==========    ==========   ==========

                                                          Maturing
                                      --------------------------------------------------
                                          Over 10 Years                  Total
                                      -----------------------    -----------------------
                                        Amount       Yield         Amount       Yield
                                      ----------   ----------    ----------   ----------
  (Dollars in Thousands)
  ----------------------
Obligations of US
   Government Agencies                $   91,053         5.35%   $  314,908         4.68%
Obligations of States & Political
   Subdivisions                            9,248         4.69%       96,862         4.96%
Other Securities                          71,741         5.06%       80,724         5.23%
                                      ----------   ----------    ----------   ----------
     Total                            $  172,042         5.19%   $  492,494         4.83%
                                      ==========   ==========    ==========   ==========

Our loan policies also reflect our awareness of the need for liquidity. We have shortened the average terms for most of our loan portfolios, in particular real estate mortgages, the majority of which are normally written for five years or less. The following table shows the maturities or repricing opportunities (whichever is earlier) for the Bank's interest earning assets and interest bearing liabilities at December 31, 2004. The repricing assumptions shown are consistent with those established by the Bank's Asset and Liability Management Committee (ALCO). Savings accounts and regular NOW accounts are non-maturing, variable rate deposits, which may reprice as often as daily, but are not included in the zero to six month category because in actual practice, these deposits are only repriced if there is a large change in market interest rates. The effect of including these accounts in the zero to six-month category is depicted in a subsequent table. Super NOW accounts and Money Market deposits are also non-maturing, variable rate deposits, however, these accounts are included in the zero to six-month category because they may get repriced following smaller changes in market rates.

                                            Assets/Liabilities at December 31, 2004, Maturing or Repricing in:
                                       ----------------------------------------------------------------------------
                                         0 - 6        6 - 12       1 - 2        2 - 5        Over 5        Total
     (Dollars in Thousands)              Months       Months       Years        Years        Years         Amount
     ----------------------            ----------   ----------   ----------   ----------   ----------    ----------
    Interest Earning Assets
    -----------------------
US Treas Secs & Obligations of
   US Gov't Agencies                   $  255,756   $   20,700   $   18,800   $   18,133   $    1,519    $  314,908
Obligations of States & Political
   Subdivisions                            16,895        8,877       29,132       12,638       29,320        96,862
Other Securities                           65,311        3,000           --        2,000       10,413        80,724
Commercial Loans                          318,899       31,085       89,073      168,246        1,892       609,195
Mortgage Loans                              8,487        4,846       47,401      119,372       33,876       213,982
Consumer Loans                             26,567       11,331       38,493       23,676       22,637       122,704
Federal Funds Sold                         14,000           --           --           --           --        14,000
                                       ----------   ----------   ----------   ----------   ----------    ----------
Total Interest Earning Assets          $  705,915   $   79,839   $  222,899   $  344,065   $   99,657    $1,452,375
                                       ----------   ----------   ----------   ----------   ----------    ----------

  Interest Bearing Liabilities
  ----------------------------
Interest Bearing Demand Deposits       $   56,970   $       --   $       --   $       --   $       --    $   56,970
Savings Deposits                          321,701           --           --           --           --       321,701
Other Time Deposits                       122,275       66,734      161,514       74,169       11,119       435,811
FHLB Advances                             123,000           --           --       15,000      118,500       256,500
Repurchase Agreements                       5,000       10,000        5,000       10,000       30,000
                                       ----------   ----------   ----------   ----------   ----------    ----------
Total Interest Bearing Liabilities     $  628,946   $   76,734   $  166,514   $   99,169   $  129,619    $1,100,982
                                       ----------   ----------   ----------   ----------   ----------    ----------

Gap                                    $   76,969   $    3,105   $   56,385   $  244,896   $  (29,962)   $  351,393
Cumulative Gap                         $   76,969   $   80,074   $  136,459   $  381,355   $  351,393    $  351,393

Sensitivity Ratio                            1.12         1.04         1.34         3.47         0.77          1.32
Cumulative Sensitivity Ratio                 1.12         1.11         1.16         1.39         1.32          1.32

If savings and regular NOW accounts were included in the zero to six months category, the Bank's gap would be as shown in the following table:

                                             Assets/Liabilities at December 31, 2004, Maturing or Repricing in:
                                       -------------------------------------------------------------------------------
                                          0-6           6-12          1-2           2-5         Over 5
                                         Months        Months        Years         Years        Years         Total
                                       ----------    ----------    ----------    ----------   ----------    ----------
Total Interest Earning Assets          $  705,915    $   79,839    $  222,899    $  344,065   $   99,657    $1,452,375
Total Interest Bearing Liabilities     $  765,704    $   76,734    $  166,514    $   99,169   $  129,619    $1,237,740
                                       ----------    ----------    ----------    ----------   ----------    ----------

Gap                                    $  (59,789)   $    3,105    $   56,385    $  244,896   $  (29,962)   $  214,635
Cumulative Gap                         $  (59,789)   $  (56,684)   $     (299)   $  244,597   $  214,635    $  214,635

Sensitivity Ratio                            0.92          1.04          1.34          3.47         0.77          1.17
Cumulative Sensitivity Ratio                 0.92          0.93          1.00          1.22         1.17          1.17

The amount of loans due after one year with floating interest rates is $269,071,000.

The following table shows the remaining maturity for Certificates of Deposit with balances of $100,000 or more as of December 31, 2004 (000s omitted):

                                                        Year Ended December 31,
                                               ----------------------------------------
               (Dollars in Thousands)             2004           2003           2002
               ----------------------          ----------     ----------     ----------
         Maturing Within
               3 Months                        $   72,125     $   67,574     $   58,859
               3 - 6 Months                         9,481          6,933          7,456
               6 - 12 Months                       17,262          5,007         10,948
               Over 12 Months                      85,789         36,140         42,106
                                               ----------     ----------     ----------
         Total                                 $  184,657     $  115,654     $  119,369
                                               ==========     ==========     ==========

For 2005, we expect the FOMC to continue to increase short term managed rates through the first half of the year as the economic growth and potential for inflation will allow the Fed to gradually move the fed funds rate from an accommodative level to a neutral level. Since the fed began removing accommodation in the second half of 2004, longer term market rates have decreased. This flattening of the yield curve presents a challenge for us, as the yields on our fixed rate assets are influenced by the longer term market rates while the cost of many of our liabilities is influenced by shorter term rates. This condition will make it difficult for us to increase our net interest margin, and if it persists, we may experience a decrease in our margin. Recovery in our region, which lags behind other areas due to the connection to the automotive industry, is slowly gaining strength. We expect local loan demand comparable to that which we experienced in 2004, with total loans increasing between five and ten percent. We opened a new full service branch and regional center in Wyandotte, Michigan in 2004. This is our fourth branch in southern Wayne County, a market which is expected to contribute to our projected increases in loans and deposits in 2005. This growth is expected to produce an increase in Net Interest Income. We believe that our Allowance for Loan Losses provides adequate coverage for the losses in our portfolio, and we expect that we will be able to maintain the adequacy of the allowance without a significant increase in the Provision for Loan Losses. We anticipate that slower mortgage refinance activity and less gains on the sales of investment securities will result in a small increase in non-interest income. Expenses related to our additional offices and staffing increases will cause non-interest expenses to increase. Primarily due to the anticipated increase in Net Interest Income, we expect Net Income to increase slightly in 2005.

The following table shows the loan portfolio for the last five years.

                                                                                       Book Value at December 31,
                                                                     --------------------------------------------------------------
         (Dollars in Thousands)                                       2004 (a)     2003 (a)     2002 (a)     2001 (a)     2000 (a)
         ----------------------                                      ----------   ----------   ----------   ----------   ----------
Loans secured by real estate:
     Construction and land development ...........................   $  155,703   $   86,221   $   56,780   $   47,025   $   36,146
     Secured by farmland (including farm residential
       and other improvements) ...................................        8,499        7,438        7,925
                                                                                                                 6,172        4,354
     Secured by 1-4 family residential properties ................      301,620      287,638      258,157      275,489      275,299
     Secured by multifamily (5 or more) residential properties ...        6,429        8,022        6,810        6,714        3,322
     Secured by nonfarm nonresidential properties ................      301,802      305,755      280,136      258,879      227,024

Loans to finance agricultural production and other
  loans to farmers ...............................................        2,333        2,263        2,182
                                                                                                                 2,856        2,832

Commercial and industrial loans to U.S. addresses (domicile) .....       87,068       92,313       90,838       99,186      150,805

Loans to individuals for household, family, and
  other personal expenditures (includes purchased paper):
     Credit cards and related plans ..............................          390          442        1,471        3,353        9,415
     Other .......................................................       80,761       72,542       68,942       87,322      102,089

Nonrated industrial development obligations (other than
  securities) of states and political subdivisions in the U.S ....           --           --           67          133          228

Other loans:
     Loans for purchasing or carrying securities (secured
       and unsecured) ............................................           --           --           --           --           --
     All other loans .............................................        1,297        1,228          497          696          609

Less: Any unearned income on loans ...............................           --           --           --           --           --
                                                                     ----------   ----------   ----------   ----------   ----------

Total loans and leases, net of unearned income ...................   $  945,902   $  863,862   $  773,805   $  787,825   $  812,123
                                                                     ==========   ==========   ==========   ==========   ==========

Nonaccrual loans .................................................   $   29,896   $   34,248   $   22,332   $   22,712   $   17,161
Loans 90 days or more past due ...................................   $      230   $      100   $       81   $      450   $      193
Troubled debt restructurings .....................................   $    3,715   $    4,755   $    6,807   $       --   $    1,057

(a) Loan categories are presented net of deferred loan fees. The presentation in Note 4 to the consolidated financial statements differs from this schedule presentation by presenting the loan categories, gross, before deferred loan fees have been subtracted.

The following is an analysis of the transactions in the allowance for loan losses:

                                                                                Year Ended December 31,
                                                       --------------------------------------------------------------------------
       (Dollars in Thousands)                             2004            2003            2002            2001            2000
       ----------------------                          ----------      ----------      ----------      ----------      ----------
Balance Beginning of Period                            $   14,500      $   12,400      $   13,000      $   10,600      $    9,900

Loans Charged Off
    Domestic
       Commercial, Financial, and Agricultural              2,045           1,838           4,383           3,399           7,035
       Secured by Real Estate                                 468           3,389           2,859           1,242              --
       Loans to Individuals                                 1,935           1,456           1,455           1,523           1,091
Recoveries
    Domestic
       Commercial, Financial, and Agricultural                335             206           1,351             619           2,138
       Secured by Real Estate                                  57              33             135             111              --
       Loans to Individuals                                   865             539             510             434             390
                                                       ----------      ----------      ----------      ----------      ----------
Net Loans Charged Off                                       3,191           5,905           6,701           5,000           5,598
Provision Charged to Operations                             2,491           8,005           6,101           7,400           6,298
                                                       ----------      ----------      ----------      ----------      ----------
Balance End of Period                                  $   13,800      $   14,500      $   12,400      $   13,000      $   10,600
                                                       ==========      ==========      ==========      ==========      ==========

Ratio of Net Loans Charged Off to
    Average Total Loans Outstanding                          0.34%           0.69%           0.87%           0.59%           0.73%
                                                       ==========      ==========      ==========      ==========      ==========

The following analysis shows the allocation of the allowance for loan losses:

                                                                       Year Ended December 31,
                                  ----------------------------------------------------------------------------------------------
                                          2004                    2003                    2002                   2001
                                  ----------------------  ----------------------  ----------------------  ----------------------
                                     $    % of loans        $       % of loans      $       % of loans       $       % of loans
      (Dollars in Thousands)      Amount  to total loans  Amount  to total loans  Amount  to total loans  Amount  to total loans
      ----------------------      ------  --------------  ------  --------------  ------  --------------  ------  --------------
Balance at end of period
  applicable to:
Domestic
    Commercial, Financial, and
      Agricultural               $ 1,421       10.3%     $ 1,582       11.7%     $ 2,933        13.1%    $ 4,119      13.8%
    Real Estate - Construction     2,277       16.5%         367        9.9%          94         7.3%        260       6.0%
    Real Estate - Mortgage         8,901       64.5%      11,506       69.7%       8,108        70.4%      8,038      68.6%
    Loans to Individuals           1,201        8.7%       1,045        8.7%       1,265         9.2%        583      11.6%
Foreign                               --        0.0%          --        0.0%          --         0.0%         --       0.0%
                                  ------  --------------  ------  --------------  ------  --------------  ------  --------------
    Total                        $13,800      100.0%     $14,500      100.0%     $12,400       100.0%    $13,000     100.0%
                                  ======  ==============  ======  ==============  ======  ==============  ======  ==============



                                   Year Ended December 31,
                                   -----------------------
                                            2000
                                   -----------------------
                                    $         % of loans
      (Dollars in Thousands)       Amount   to total loans
      ----------------------       ------   --------------
Balance at end of period
  applicable to:
Domestic
    Commercial, Financial, and
      Agricultural               $ 4,426       19.0%
    Real Estate - Construction       185        4.5%
    Real Estate - Mortgage         5,172       62.8%
    Loans to Individuals             817       13.7%
Foreign                               --        0.0%
                                 --------  --------------
    Total                        $10,600      100.0%
                                 ========  ==============


Each period the provision for loan losses in the income statement results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses.

To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank's customers, the payment performance of individual loans and pools of homogeneous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank's recorded investment in the loan to the present value of expected cash flows discounted at the loan's effective interest rate, the fair value of the collateral, or the loan's observable market price. Year-end nonperforming assets, which include nonaccrual loans, loans ninety days or more past due, renegotiated debt, nonaccrual securities, and other real estate owned, decreased $7.8 million, or 20% from 2003 to 2004. Nonperforming assets as a percent of total assets at year-end decreased from 3.3% in 2003 to 2.6% in 2004. The Allowance for Loan Losses as a percent of nonperforming assets at year-end increased from 30.4% in 2003 to 34.5% in 2004.

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

CONTRACTUAL OBLIGATIONS - The following table shows the Corporation's contractual obligations.

                                                       Payment Due by Period
                                  ------------------------------------------------------------
                                              Less than     1 - 3         3 - 5        Over 5
       (Dollars in Thousands)      Total        1 year       Years        Years        Years
        --------------------      --------     --------     --------     --------     --------
Long Term Debt Obligations        $286,500     $  5,000     $ 15,000     $ 28,000     $238,500
Operating Lease Obligations            913          227          254          204          228
Salary Continuation Obligation         580            0            0           58          522
                                  --------     --------     --------     --------     --------
Total Interest Earning Assets     $287,993     $  5,227     $ 15,254     $ 28,262     $239,250
                                  ========     ========     ========     ========     ========

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

Each month, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank's net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of a gradual increase or decrease of 100 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of December 31, 2004 and 2003.

                                                Base         Rates       Rates
        (Dollars in Thousands)               Projection      Up 1%      Down 1%
        ----------------------               ----------    --------     -------
Year-End 2004 12 Month Projection
      Interest Income                          $86,596      $89,810     $83,098
      Interest Expense                          33,813       36,269      31,589
                                               -------      -------     -------
      Net Interest Income                      $52,783      $53,541     $51,509

      Percent Change From Base Projection                       1.4%      -2.4%
      ALCO Policy Limit (+/-)                                   5.0%       5.0%

                                                Base         Rates       Rates
        (Dollars in Thousands)               Projection      Up 1%      Down 1%
        ----------------------               ----------    --------     -------
Year-End 2003 12 Month Projection
      Interest Income                          $73,037      $76,410     $70,860
      Interest Expense                          26,907       31,027      24,558
                                               -------      -------     -------
      Net Interest Income                      $46,130      $45,383     $46,302

      Percent Change From Base Projection                      -1.6%        0.4%
      ALCO Policy Limit (+/-)                                   5.0%        5.0%

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout 2004, the estimated variability of the net interest income was within the Bank's established policy limits.

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

                                                  Fair Value at December 31, 2004
                                                  -------------------------------
                                                              Rates
(Dollars in Thousands)         Base            Up 1%           Up 2%          Down 1%         Down 2%
-----------------------     ----------      ----------      ----------      ----------      ----------
Assets                      $1,543,108      $1,513,190      $1,483,923      $1,572,426      $1,600,092
Liabilities                  1,387,831       1,358,581       1,330,434       1,418,237       1,449,845
                            ----------      ----------      ----------      ----------      ----------
Stockholders' Equity        $  155,277      $  154,609      $  153,489      $  154,189      $  150,247

Change in Equity                                 -0.4%           -1.2%           -0.7%           -3.2%
ALCO Policy Limit (+/-)                          15.0%           25.0%           15.0%           25.0%


                                                 Fair Value at December 31, 2003
                                                 -------------------------------
                                                              Rates
(Dollars in Thousands)         Base            Up 1%           Up 2%          Down 1%       Down 2%
-----------------------     ----------      ----------      ----------      ----------      -------
Assets                      $1,459,412      $1,424,925      $1,390,429      $1,492,973          n/a
Liabilities                  1,328,318       1,301,174       1,275,051       1,355,079          n/a
                            ----------      ----------      ----------      ----------      -------
Stockholders' Equity        $  131,094      $  123,751      $  115,378      $  137,894          n/a

Change in Equity                                 -5.6%          -12.0%            5.2%          n/a
ALCO Policy Limit (+/-)                          15.0%           25.0%           15.0%         25.0%

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout 2004, the estimated variability of the economic value of equity was within the Bank's established policy limits.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Financial Statements and Supplementary Data
See Pages 20 - 38.

     Report of Independent Registered Public Accounting Firm

     To the Board of Directors and Stockholders
     MBT Financial Corp. and Subsidiaries
     Monroe, Michigan


     We have audited the accompanying consolidated balance sheet of MBT Financial Corp. and Subsidiaries as of December 31, 2004 and December 31, 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for each year in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MBT Financial Corp. and Subsidiaries as of December 31, 2004 and December 31, 2003 and the consolidated results of its operations and its cash flows for each year in the three year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MBT Financial Corp. and Subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005, expressed an unqualified opinion thereon.

     /s/ Plante & Moran, PLLC
     Auburn Hills, Michigan
     February 28, 2005

CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,
 Dollars in thousands                                                       2004             2003
--------------------------------------------------------------------     -----------      -----------
ASSETS
Cash and Cash Equivalents (Note 2)
     Cash and due from banks                                             $    20,540      $    22,525
     Federal funds sold                                                       14,000               --
                                                                         -----------      -----------
      Total cash and cash equivalents                                         34,540           22,525

Securities - Held to Maturity (Notes 3 and 12)                                84,141           99,154
Securities - Available for Sale (Notes 3 and 12)                             408,353          397,642
Federal Home Loan Bank stock - at cost                                        12,947           11,686
Loans held for sale (Notes 4 and 12)                                             778            1,406
Loans - Net (Notes 4, 5, and 12)                                             931,303          847,944
Accrued interest receivable and other assets (Notes 7 and 13)                 58,047           59,407
Premises and Equipment - Net (Note 6)                                         22,170           18,024
                                                                         -----------      -----------
      Total assets                                                       $ 1,552,279      $ 1,457,788
                                                                         ===========      ===========

LIABILITIES
Deposits:
     Non-interest bearing                                                $   149,469      $   135,536
     Interest-bearing (Note 8)                                               951,242          903,581
                                                                         -----------      -----------
      Total deposits                                                       1,100,711        1,039,117

Federal Home Loan Bank advances (Notes 9 and 12)                             256,500          225,000
Federal funds purchased                                                           --           45,000
Securities sold under repurchase agreements                                   30,000               --
Interest payable and other liabilities (Note 10)                               9,722            5,225
                                                                         -----------      -----------
      Total liabilities                                                    1,396,933        1,314,342
                                                                         -----------      -----------

STOCKHOLDERS' EQUITY
Common stock (no par value; 30,000,000 shares authorized, 17,465,839
     and 17,491,784 shares issued and outstanding) (Note 11)                      --               --
Additional paid-in capital                                                    19,806           20,414
Retained Earnings                                                            135,647          123,867
Accumulated other comprehensive loss                                            (107)            (835)
                                                                         -----------      -----------
      Total stockholders' equity                                             155,346          143,446
                                                                         ===========      ===========
      Total liabilities and stockholders' equity                         $ 1,552,279      $ 1,457,788
                                                                         ===========      ===========


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                          YEARS ENDED DECEMBER 31,
Dollars in thousands                                  2004        2003         2002
------------------------------------------------     -------     -------     -------
INTEREST INCOME
Interest and fees on loans                           $57,660     $55,253     $59,180
Interest on investment securities-
     Tax-exempt                                        5,613       6,206       6,741
     Taxable                                          16,420      16,166      18,134
Interest on federal funds sold                            10         149         549
                                                     -------     -------     -------
          Total interest income                       79,703      77,774      84,604
                                                     -------     -------     -------

INTEREST EXPENSE
Interest on deposits                                  14,923      15,991      21,469
Interest on borrowed funds                            12,075      11,476      12,918
                                                     -------     -------     -------
          Total interest expense                      26,998      27,467      34,387
                                                     -------     -------     -------

NET INTEREST INCOME                                   52,705      50,307      50,217
PROVISION FOR LOAN LOSSES (Note 5)                     2,491       8,005       6,101
                                                     -------     -------     -------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                             50,214      42,302      44,116
                                                     -------     -------     -------

OTHER INCOME
Income from trust services                             3,746       3,316       3,497
Service charges and other fees                         5,476       5,309       4,522
Net gain on sales of securities                          567       1,041       1,325
Other                                                  3,987       4,137       3,447
                                                     -------     -------     -------
          Total other income                          13,776      13,803      12,791
                                                     -------     -------     -------

OTHER EXPENSES
Salaries and employee benefits (Notes 10 and 16)      18,109      16,122      14,224
Occupancy expense                                      3,029       2,696       2,328
Other                                                 11,478      11,361      10,437
                                                     -------     -------     -------
          Total other expenses                        32,616      30,179      26,989
                                                     -------     -------     -------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                      31,374      25,926      29,918
PROVISION FOR INCOME TAXES (Note 13)                   8,775       6,611       8,114
                                                     -------     -------     -------
NET INCOME                                           $22,599     $19,315     $21,804
                                                     =======     =======     =======



BASIC EARNINGS PER COMMON SHARE                      $  1.30     $  1.02     $  1.12
                                                     =======     =======     =======

DILUTED EARNINGS PER COMMON SHARE (Note 15)          $  1.29     $  1.01     $  1.12
                                                     =======     =======     =======



The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                  ACCUMULATED
                                                            ADDITIONAL                               OTHER
                                                             PAID-IN           RETAINED          COMPREHENSIVE
 Dollars in thousands                                        CAPITAL           EARNINGS           INCOME (LOSS)           TOTAL
----------------------------------------------------     --------------      --------------      --------------      --------------
 BALANCE - JANUARY 1, 2002                               $       58,989      $      104,056      $       (1,315)     $      161,730

 Repurchase of Common Stock (591,101 shares)
 (Note 11)                                                       (7,909)                 --                  --              (7,909)
 Dividends declared ($0.54 per share)                                --             (10,465)                 --             (10,465)
 Comprehensive income:
     Net income                                                      --              21,804                  --              21,804
     Change in net unrealized loss on securities
     available for sale - Net of tax effect of
     $990 and reclassifications of $875                              --                  --               1,839               1,839
                                                         --------------      --------------      --------------      --------------

        Total Comprehensive Income                                   --              21,804               1,839              23,643
                                                         --------------      --------------      --------------      --------------
 BALANCE - DECEMBER 31, 2002                             $       51,080      $      115,395      $          524      $      166,999

 Repurchase of Common Stock (1,692,475 shares)
 (Note 11)                                                      (31,008)                 --                  --             (31,008)
 Issuance of Common Stock
     Stock options exercised (23,818 shares)                        272                  --                  --                 272
     Other stock issued (4,171 shares)                               70                  --                  --                  70
 Dividends declared ($0.58 per share)                                --             (10,843)                 --             (10,843)
 Comprehensive income:
     Net income                                                      --              19,315                  --              19,315
     Change in net unrealized loss on securities
     available for sale - Net of tax effect of
     $732 and reclassifications of $685                              --                  --              (1,359)             (1,359)
                                                         --------------      --------------      --------------      --------------
        Total Comprehensive Income                                   --              19,315              (1,359)             17,956
                                                         --------------      --------------      --------------      --------------
 BALANCE - DECEMBER 31, 2003                             $       20,414      $      123,867      $         (835)     $      143,446

 Repurchase of Common Stock (220,000 shares)
 (Note 11)                                                       (3,873)                 --                  --              (3,873)
 Issuance of Common Stock (194,055 shares)
     Stock options exercised (183,915 shares)                     2,753                  --                  --               2,753
     Other stock issued (10,140 shares)                             187                  --                  --                 187
 Tax benefit from exercise of options                               325                  --                  --                 325
 Dividends declared ($0.62 per share)                                --             (10,819)                 --             (10,819)
 Comprehensive income:
     Net income                                                      --              22,599                  --              22,599
     Change in net unrealized loss on securities
     available for sale - Net of tax effect of $(392)                --                  --                 728                 728
                                                         --------------      --------------      --------------      --------------
        Total Comprehensive Income                                   --              22,599                 728              23,327
                                                         ==============      ==============      ==============      ==============
 BALANCE - DECEMBER 31, 2004                             $       19,806      $      135,647      $         (107)     $      155,346
                                                         ==============      ==============      ==============      ==============

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED DECEMBER 31,
 Dollars in thousands                                                            2004           2003           2002
--------------------------------------------------------------------------     ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                     $  22,599      $  19,315      $  21,804
Adjustments to reconcile net income to net cash from operating activities
     Provision for deferred taxes                                                    195           (737)         1,607
     Provision for loan losses                                                     2,491          8,005          6,101
     Depreciation                                                                  2,817          2,471          2,102
     Net (Accretion) Amortization on investment securities                           496          2,981         (2,657)
     Net gain on sales of securities                                                (567)        (1,041)        (1,325)
     Increase in cash surrender value of life insurance                           (1,371)        (1,305)          (797)
     Change in assets and liabilities
     (Increase) decrease in accrued interest receivable and other assets          (4,261)        (3,666)         1,623
     Increase (decrease) in accrued interest payable and other liabilities         4,822         (1,510)        (1,823)
                                                                               ---------      ---------      ---------
        Net cash provided by operating activities                              $  27,221      $  24,513      $  26,635
                                                                               ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity             $  25,610      $  27,956      $  59,980
Proceeds from maturities of investment securities available for sale              66,369        355,635        479,090
Proceeds from sales of investment securities available for sale                   73,520        176,905         52,621
Net (increase) decrease in loans                                                 (85,222)       (95,950)        (5,618)
Proceeds from sales of other real estate owned                                     6,235         12,068          1,720
Proceeds from sales of other assets                                                   71             13            113
Purchase of investment securities held to maturity                               (10,565)       (10,300)       (10,959)
Purchase of bank owned life insurance                                                 --        (15,490)          (729)
Purchase of investment securities available for sale                            (150,701)      (522,972)      (616,156)
Purchase of bank premises and equipment                                           (7,035)        (5,058)        (3,038)
                                                                               ---------      ---------      ---------
     Net cash used for investing activities                                    $ (81,718)     $ (77,193)     $ (42,976)
                                                                               ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                       $  61,594      $  28,157      $  12,080
Net increase (decrease) in short term borrowings                                 (45,000)        45,000             --
Net increase in Federal Home Loan Bank borrowings                                 31,500             --             --
Net increase is securities sold under repurchase agreements                       30,000             --             --
Repurchase of common stock                                                        (3,873)       (31,008)        (7,909)
Issuance of common stock                                                           2,940            342             --
Dividends paid                                                                   (10,649)       (10,904)       (10,349)
                                                                               ---------      ---------      ---------
     Net cash provided by (used for) financing activities                      $  66,512      $  31,587      $  (6,178)
                                                                               ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           $  12,015      $ (21,093)     $ (22,519)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR (Note 1)                           22,525         43,618         66,137
                                                                               ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR (Note 1)                              $  34,540      $  22,525      $  43,618
                                                                               =========      =========      =========


SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest                                                    $  26,835      $  27,646      $  25,295
     Cash paid for federal income taxes                                        $  7,135       $   7,120      $   8,870
                                                                               =========      =========      =========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES
     Transfer of loans to other real estate owned                              $   5,461      $   6,169      $  12,932
     Transfer of loans to other assets                                         $      55      $      44      $       4
                                                                               =========      =========      =========

The accompanying notes are an integral part of these statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The consolidated financial statements include the accounts of MBT Financial Corp. (the "Corporation") and its wholly owned subsidiary, Monroe Bank & Trust (the "Bank"). The Bank includes the accounts of its wholly owned subsidiaries, MBT Credit Company, Inc. and MB&T Financial Services, Inc. The Bank operates twenty-one offices in Monroe County, Michigan and four offices in Wayne County, Michigan. MBT Credit Company, Inc. operates a mortgage loan office in Monroe County. The Bank's primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Corporation's sole business segment is community banking.

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

     LOANS
     The Bank grants mortgage, commercial, and consumer loans to customers. Loans are reported at their outstanding unpaid principal balances, adjusted for charge offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

     The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience, adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

     BANK PREMISES AND EQUIPMENT
     Bank premises and equipment are stated at cost, less accumulated depreciation of $25,427,000 in 2004 and $22,903,000 in 2003. The Bank uses the straight-line method to provide for depreciation, which is charged to operations over the estimated useful lives of the assets. Depreciation expense amounted to $2,817,000 in 2004, $2,471,000 in 2003, and $2,102,000
     in 2002.

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

     The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

Dollars in thousands                                            2004          2003
----------------------------------------------------------     -------      -------
Unrealized gains (losses) on securities available for sale     $  (164)     $(1,285)
Tax effect                                                          57          450
                                                               -------      -------
Accumulated other comprehensive income (loss)                  $  (107)     $  (835)
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

     The Company's as reported and pro forma information for the years ended December 31:

Dollars in thousands, except per share data    2004             2003           2002
-------------------------------------------  ----------      ----------      ----------
      Net Income as Reported                 $   22,599      $   19,315      $   21,804
      Pro Forma Adjustment
         Due to Stock Options                      (403)           (258)           (350)
                                             ----------      ----------      ----------
      Pro Forma Net Income                   $   22,196      $   19,057      $   21,454
                                             ==========      ==========      ==========

      Earnings per Share as Reported
         Basic                               $     1.30      $     1.02      $     1.12
         Diluted                             $     1.29      $     1.01      $     1.12
      Pro Forma Earnings per Share
         Basic                               $     1.27      $     1.00      $     1.10
         Diluted                             $     1.27      $     1.00      $     1.10


     Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants are generally made each year.

     The weighted average fair value of options granted was $3.84, $3.04 and $3.19 in 2004, 2003 and 2002, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004, 2003 and 2002: expected option lives of seven years for all three; expected volatility of 25.3%, 23.9% and 23.9%, risk-free interest rates of 3.8%, 4.6% and 4.6%, and dividend yield of 2.0%, 3.0% and 3.0%, respectively.

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

     ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), "Share Based Payment," which revises SFAS 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees." This Statement requires an entity to recognize the cost of employee services received in share based payment transaction and measure the cost on a grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The provisions of SFAS 123 (revised 2004) will be effective for the Company's financial statements issued for periods beginning after June 15, 2005. The Company plans to adopt the modified prospective application of SFAS 123 (revised 2004) in the third quarter of 2005. The anticipated impact on net income is not expected to be material.

     In March 2004, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) in Issue 03-1, "The Meaning of Other Than Temporary Impairment and its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other than temporary, and measurement of an impairment loss. In September 2004, the FASB issued FSP 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 due to additional proposed guidance. The disclosure required by EITF 03-1 is in Note 3 to the Consolidated Financial Statements.

     In March 2004, the SEC issued Staff Accounting Bulletin 105, "Application of Accounting Principles to Loan Commitments" (SAB 105). This bulletin was issued to inform registrants of the SEC's view that the fair value of the recorded loan commitments, which are required to follow derivative accounting under FAS 133, "Accounting for Derivative Instruments and Hedging Activities," should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivative that are entered into after March 31, 2004. The adoption of this Staff Accounting Bulletin in the second quarter of 2004 did not have a material impact on MBT Financial Corp.

(2)  CASH AND DUE FROM BANKS
     The Bank is required by regulatory agencies to maintain legal reserve requirements based on the level of balances in deposit categories. Cash balances restricted from usage due to these requirements were $1,954,000 and $1,532,000 at December 31, 2004 and 2003, respectively. Cash and due from banks includes deposits held at correspondent banks in excess of FDIC insurance limits.

(3)  INVESTMENT SECURITIES
     The following is a summary of the Bank's investment securities portfolio as of December 31, 2004 and 2003 (000's omitted):


                                                            HELD TO MATURITY
                                                            DECEMBER 31, 2004
                                                         GROSS           GROSS         ESTIMATED
                                         AMORTIZED     UNREALIZED      UNREALIZED        MARKET
                                           COST          GAINS           LOSSES           VALUE
                                        ----------     ----------      ----------      ----------
Obligations of U.S. Government
      Agencies                          $      527     $       51      $       --      $      578
Obligations of States and Political
      Subdivisions                          80,622          2,161            (147)         82,636
Other Securities                             2,992             82              --           3,074
                                        ----------     ----------      ----------      ----------
                                        $   84,141     $    2,294      $     (147)     $   86,288
                                        ==========     ==========      ==========      ==========

                                                            AVAILABLE FOR SALE
                                                             DECEMBER 31, 2004
                                                         GROSS           GROSS         ESTIMATED
                                        AMORTIZED      UNREALIZED      UNREALIZED       MARKET
                                          COST           GAINS           LOSSES          VALUE
                                        ----------     ----------      ----------      ----------
Obligations of U.S. Government
      Agencies                          $  315,410     $    1,123      $   (2,152)     $  314,381
Obligations of States and Political
      Subdivisions                          28,635            812            (260)         29,187
Other Securities                            64,472            397             (84)         64,785
                                        ----------     ----------      ----------      ----------
                                        $  408,517     $    2,332      $   (2,496)     $  408,353
                                        ==========     ==========      ==========      ==========

                                                            HELD TO MATURITY
                                                           DECEMBER 31, 2003
                                                         GROSS           GROSS         ESTIMATED
                                        AMORTIZED      UNREALIZED      UNREALIZED       MARKET
                                           COST          GAINS           LOSSES          VALUE
                                        ----------     ----------      ----------      ----------
Obligations of U.S. Government
      Agencies                          $      536     $       54      $       --      $      590
Obligations of States and Political
      Subdivisions                          95,634          3,744            (144)         99,234
Other Securities                             2,984            132              --           3,116
                                        ----------     ----------      ----------      ----------
                                        $   99,154     $    3,930      $     (144)     $  102,940
                                        ==========     ==========      ==========      ==========

                                                             AVAILABLE FOR SALE
                                                              DECEMBER 31, 2003
                                                          GROSS          GROSS          ESTIMATED
                                         AMORTIZED     UNREALIZED      UNREALIZED        MARKET
                                           COST           GAINS          LOSSES           VALUE
                                        ----------     ----------      ----------      ----------
Obligations of U.S. Government
      Agencies                          $  315,004     $      450      $   (3,510)     $  311,944
Obligations of States and Political
      Subdivisions                          26,047            829            (403)         26,473
Other Securities                            57,876          1,374             (25)         59,225
                                        ----------     ----------      ----------      ----------
                                        $  398,927     $    2,653      $   (3,938)     $  397,642
                                        ==========     ==========      ==========      ==========

     The amortized cost and estimated market value of securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000's omitted).

                                             HELD TO MATURITY              AVAILABLE FOR SALE
                                                       ESTIMATED                       ESTIMATED
                                        AMORTIZED        MARKET        AMORTIZED         MARKET
                                           COST          VALUE           COST            VALUE
                                        ----------     ----------      ----------      ----------
Maturing within
      1 year                            $   11,576     $   11,717      $       --      $       --
      1 to 5 years                          36,212         37,311          16,985          16,977
      5 to 10 years                         29,227         30,112         237,659         237,405
      Over 10 years                          7,126          7,148         152,860         152,900
Securities with no stated maturity              --             --           1,013           1,071
                                        ----------     ----------      ----------      ----------
                                        $   84,141     $   86,288      $  408,517      $  408,353
                                        ==========     ==========      ==========      ==========


     The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates and management determines that the Company has the intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery in the market value. The fair values of investments with an amortized cost in excess of their fair values at December 31, 2004 and December 31, 2003 are as follows:

                                               DECEMBER 31, 2004

                                  LESS THAN 12 MONTHS       12 MONTHS OR LONGER             TOTAL
                                 ---------------------     ---------------------    -----------------------
                                               GROSS                     GROSS                      GROSS
                                 AGGREGATE   UNREALIZED   AGGREGATE    UNREALIZED    AGGREGATE   UNREALIZED
                                FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
                                ---------    ----------   ----------   ----------   ----------   ----------
Obligations of United States
      Government Agencies        $144,904     $  1,703     $ 18,551     $    449     $163,455     $  2,152
Obligations of States and
      Political Subdivisions        6,423           58        2,692          349     $  9,115     $    407
Other Securities                   12,795           84           --           --     $ 12,795     $     84
                                 --------     --------     --------     --------     --------     --------
                                 $164,122     $  1,845     $ 21,243     $    798     $185,365     $  2,643
                                 ========     ========     ========     ========     ========     ========

                                                DECEMBER 31, 2003

                                  LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
                                 ---------------------     ---------------------     ---------------------
                                               GROSS                     GROSS                     GROSS
                                AGGREGATE    UNREALIZED    AGGREGATE   UNREALIZED    AGGREGATE   UNREALIZED
                                FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
                                ---------    ----------   ----------   ----------   ----------   ----------
Obligations of United States
      Government Agencies        $210,556     $  3,510     $     --     $     --     $210,556     $  3,510
Obligations of States and
      Political Subdivisions        7,554          178        1,196          369     $  8,750     $    547
Other Securities                      561            9        5,321           16     $  5,882     $     25
                                 --------     --------     --------     --------     --------     --------
                                 $218,671     $  3,697     $  6,517     $    385     $225,188     $  4,082
                                 ========     ========     ========     ========     ========     ========


     Investment securities carried at $322,959,000 and $307,005,000 were pledged or set aside to secure borrowings, public and trust deposits, and for other purposes required by law at December 31, 2004 and December 31, 2003, respectively.

     At December 31, 2004, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Bank with an estimated market value of $160,741,000. At December 31, 2003, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Bank with an estimated market value of $166,937,000.

     For the years ended December 31, 2004, 2003 and 2002, proceeds from sales of securities amounted to $73,520,000, $176,905,000 and $52,621,000, respectively. Gross realized gains amounted to $1,174,000, $1,046,000 and $1,325,000, respectively. Gross realized losses amounted to $607,000, $5,000 and $0, respectively. The tax provision applicable to these net realized gains and losses amounted to $179,000, $364,000 and $464,000, respectively.

(4) LOANS
     Loan balances outstanding as of December 31 consist of the following (000s omitted):

                                                        2004         2003
                                                      --------     --------
Real estate loans                                     $774,670     $695,677
Loans to finance agricultural production and
      other loans to farmers                             2,333        2,263
Commercial and industrial loans                         88,035       93,444
Loans to individuals for household, family,
      and other personal expenditures                   81,119       72,972
All other loans (including overdrafts)                   1,297        1,228
                                                      --------     --------
           Total loans, gross                         $947,454     $865,584
           Less: Deferred loan fees                      1,573        1,734
                                                      --------     --------
           Total loans, net of deferred loan fees     $945,881     $863,850
           Less: Allowance for loan losses              13,800       14,500
                                                      --------     --------
                                                      $932,081     $849,350
                                                      ========     ========

     The following is a summary of impaired loans (000s omitted):

                                                                       2004        2003        2002
                                                                     -------     -------     -------
Year-end impaired loans with no allowance for loan losses            $ 3,809     $11,212     $37,201
allocated
Year-end impaired loans with allowance for loan losses allocated      30,136      32,379      60,898
Year-end allowance for loan losses allocated to impaired loans         6,014       6,873       7,291
Average investment in impaired loans                                  33,410      30,112      57,738
Interest income recognized on impaired loans                           1,120       1,506       3,486
Cash basis interest income recognized on impaired loans during         1,120       1,506       3,486
the year


     Included in Loans are loans to certain officers, directors, and companies in which such officers and directors have 10 percent or more beneficial ownership in the aggregate amount of $19,295,000 and $17,451,000 at December 31, 2004 and 2003, respectively. In 2004, new loans and other additions amounted to $25,605,000, and repayments and other reductions amounted to $23,761,000. In Management's judgment, these loans were made on substantially the same terms and conditions as those made to other borrowers, and do not represent more than the normal risk of collectibility or present other unfavorable features.

     Loans carried at $181,412,000 and $182,003,000 at December 31, 2004 and
     2003, respectively, were pledged to secure Federal Home Loan Bank advances.

(5)  ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses was as follows (000s omitted):

                                2004          2003          2002
                              --------      --------      --------
Balance beginning of year     $ 14,500      $ 12,400      $ 13,000
Provision for loan losses        2,491         8,005         6,101
Loans charged off               (4,447)       (6,683)       (8,697)
Recoveries                       1,256           778         1,996
                              --------      --------      --------
Balance end of year           $ 13,800      $ 14,500      $ 12,400
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

(6)  BANK PREMISES AND EQUIPMENT
     Bank premises and equipment as of year end are as follows (000s omitted):

                                        2004        2003
                                      -------     -------
Land, buildings and improvements      $27,909     $22,725
Equipment, furniture and fixtures      19,688      18,202
                                      -------     -------
Total Bank premises and equipment     $47,597     $40,927
Less accumulated depreciation          25,427      22,903
                                      -------     -------
Bank premises and equipment, net      $22,170     $18,024
                                      =======     =======


     The Corporation has entered into lease commitments for office locations. Rental expense charged to operations was $311,000, $205,000, and $148,000 for the years ended December 31, 2004, 2003, and 2002, respectively. The future minimum lease payments are as follows:

                Minimum
Year            Payment
----------     --------
      2005     $227,000
      2006      126,000
      2007      128,000
      2008      126,000
      2009       78,000
Thereafter      228,000


(7)  INTEREST RECEIVABLE AND OTHER ASSETS
     The Bank includes the cash surrender value of Bank Owned Life Insurance
     (BOLI) in Interest Receivable and Other Assets on the accompanying consolidated balance sheets. The cash surrender value of the BOLI was $35,152,000 at December 31, 2004 and $33,780,000 at December 31, 2003. The
     following is a description of the components of the BOLI:

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

     SALARY CONTINUATION AGREEMENT AND LIFE INSURANCE POLICY
     The Bank entered into a Salary Continuation Agreement with Ronald D. LaBeau, then Chairman and Chief Executive Officer of the Bank on December 27, 2000. This agreement provides that the Bank will pay an annual salary continuation benefit of $139,600 to Mr. LaBeau or his designated beneficiaries for 10 years after his retirement on or after reaching the normal retirement age of 65. On April 2, 2004, Mr. LaBeau retired prior to reaching normal retirement age of 65. In accordance with the agreement, he is eligible for an annual salary continuation benefit of $57,996 each year for ten years, commencing in 2009.

     At the same time it entered into the Salary Continuation Agreement with Mr. LaBeau, the Bank purchased an insurance policy on Mr. LaBeau's life, with a single premium payment of $5,880,000. While Mr. LaBeau's beneficiaries will receive any payments to which he is entitled under the Salary Continuation Agreement, they are not eligible for any of the life insurance proceeds of this policy.

     The life insurance policy is in addition to the split-dollar insurance policy purchased by the Bank on Mr. LaBeau's life for his service as a director, discussed previously, and the split-dollar insurance policy discussed in "Executive Group Term Carve Out Split-Dollar Life Insurance Agreements" below.

     The Bank entered into a Salary Continuation Agreement with H. Douglas Chaffin, President and Chief Executive Officer of the Bank on July 1, 2003. This agreement provides that the Bank will pay an annual salary continuation benefit of 65% of his final annual salary, reduced by 50% of his Social Security benefit, his normal pension benefit, and benefits payable attributable to the portion of the Bank's Section 401(k) plan arising from employer contributions, to Mr. Chaffin or his designated beneficiaries for 10 years after his retirement on or after reaching the normal retirement age of 65.

     EXECUTIVE GROUP TERM CARVE OUT SPLIT-DOLLAR LIFE INSURANCE AGREEMENTS
     In addition to insurance policies on the lives of the directors of the Bank, the Bank owns life insurance on the lives of several executives, for which the Bank made premium payments of $16,242,000 in the aggregate. The Bank and the executives share rights to death benefits payable under the policies. An executive's beneficiaries are entitled to an amount equal to two times the executive's current annual salary, less $50,000 if he or she dies before retirement, or equal to his or her annual salary at the time of termination of employment if he or she dies after retirement. The Bank will receive the remainder of the death benefits. The Bank expects to recover in full the premium paid by it from the Bank's portion of the policy's death benefits or upon the cancellation or purchase of the policies by the executives. The executives also have life insurance under the Bank's group term life insurance program for all employees, which pays benefits up to $50,000 to the executive's beneficiaries if he or she dies while employed by the Bank.

(8)  DEPOSITS
     Interest expense on time certificates of deposit of $100,000 or more in the year 2004 amounted to $3,970,000, as compared with $3,066,000 in 2003, and $3,998,000 in 2002. At December 31, 2004, the balance of time certificates of deposit of $100,000 or more was $184,657,000, as compared with $115,654,000 at December 31, 2003. The amount of time deposits with a remaining term of more than 1 year was $246,802,000 at December 31, 2004 and $183,060,000 at December 31, 2003. The following table shows the scheduled maturities of Certificates of Deposit as of December 31, 2004:

                                    $100,000 and
               Under $100,000           over
               --------------     --------------
      2005     $   90,141,000     $   98,868,000
      2006         35,514,000         10,301,000
      2007         84,819,000         30,880,000
      2008         29,819,000         13,007,000
      2009         10,741,000         20,602,000
Thereafter            120,000         10,999,000
               --------------     --------------
Total          $  251,154,000     $  184,657,000
               ==============     ==============


     Time certificates of deposit include $38,811,000 of brokered certificates of deposit as of December 31, 2004, and no brokered certificates of deposit as of December 31, 2003. The following table shows the scheduled maturities of the brokered certificates as of December 31, 2004.

                                  $100,000 and
               Under $100,000          over
               --------------     --------------
      2005     $           --     $           --
      2006                  0          5,550,000
      2007                  0          6,030,000
      2008                  0          3,501,000
      2009                  0         12,731,000
Thereafter                  0         10,999,000
               --------------     --------------
Total          $           --     $   38,811,000
               ==============     ==============


(9)  FEDERAL HOME LOAN BANK ADVANCES
     As of December 31, 2004 the Bank had fourteen loans from the Federal Home Loan Bank of Indianapolis totaling $256,500,000. Five of these advances, with balances totaling $130,000,000 carry fixed rates of interest and contain a put option that allows the FHLB to require repayment or conversion to a variable rate advance each quarter. The average rate on the advances is 5.42%, and no principal payments are required until the final maturities in 2009 and 2010. If converted by the FHLB, the interest rates would float quarterly at rates ranging from 3 month LIBOR to 3 month LIBOR plus .02%. One of the advances has a fixed interest rate of 5.08%, matures in 2011, and does not contain a put option. The remaining eight advances, totaling $123,000,000, are floating rate loans that float quarterly at rates ranging from 3 month LIBOR plus 2.06% to 3 month LIBOR plus 2.30%. These advances are non-putable and no principal payments are required until the final maturities in 2014. As of December 31, 2003, the Bank had ten loans from the Federal Home Loan Bank of Indianapolis totaling $225,000,000. Five of these advances, with balances totaling $130,000,000 carried fixed rates of interest and contained a put option that allowed the FHLB to require repayment or conversion to a variable rate advance each quarter. The average rate on the advances was 5.42%, and no principal payments were required until the final maturities in 2009 and 2010. If converted by the FHLB, the interest rates would float quarterly at rates ranging from 3 month LIBOR to 3 month LIBOR plus .02%. The remaining five advances, totaling $95,000,000, were floating rate loans that floated quarterly at rates ranging from 3 month LIBOR plus 2.06% to 3 month LIBOR plus 2.30%. These advances were non-putable and no principal payments are required until the final maturities in 2013.

     The Bank also has repurchase agreements with brokerage firms that are in the possession of the underlying securities. The securities are returned to the Bank at the maturity of the agreements. As of December 31, 2004 the

     Bank had five repurchase agreements totaling $30,000,000. This includes $20,000,000 of fixed rate agreements at rates ranging from 2.14% to 4.05%, with $5,000,000 maturing in each year from 2005 to 2008. There is also one agreement for $10,000,000 at a rate of 2.57% with a final maturity of 2011 that contains a put option that can be exercised by the issuer each quarter, beginning in December 2005.

(10) RETIREMENT PLANS
     In 2000, the Bank implemented a retirement plan that included both a money purchase pension plan, as well as a voluntary profit sharing 401(k) plan for all employees who meet certain age and length of service eligibility requirements. In 2002, the Bank amended its retirement plan to freeze the money purchase plan and retain the 401(k) plan. To ensure that the plan meets the Safe Harbor provisions of the applicable sections of the Internal Revenue Code, the Bank contributes an amount equal to four percent of the employee's base salary to the 401(k) plan for all eligible employees. In addition, an employee may contribute from 1 to 75 percent of his or her base salary, up to a maximum of $13,000 in 2004. This annual contribution limit increases by $1,000 each year until it reaches $15,000 in 2006. The Bank matches the employee's elective contribution up to the first six percent of the employee's annual base salary. Depending on the Bank's profitability, an additional profit sharing contribution may be made by the Bank to the 401(k) plan. The total retirement plan expense was $911,000 for the year ended December 31, 2004, $1,012,000 for the year ended December 31, 2003, and $915,000 for the year ended December 31, 2002. This included profit sharing contributions of three percent in 2004, two percent in 2003, and three percent in 2002.

     The Bank has a postretirement benefit plan that generally provides for the continuation of medical benefits for all employees who retire from the Bank at age 55 or older, upon meeting certain length of service eligibility requirements. The Bank does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. The amount of benefits paid under the postretirement benefit plan was $101,000 in 2004, $95,000 in 2003, and $84,000 in 2002. The amount of insurance premium paid by the Bank for retirees is capped at 200% of the cost of the premium as of December 31, 1992.

     A reconciliation of the accumulated postretirement benefit obligation ("APBO") to the amounts recorded in the consolidated balance sheets in Interest Payable and Other Liabilities at December 31 is as follows (000s omitted):

                                                                    2004         2003
                                                                   -------      -------
APBO                                                               $ 1,811      $ 2,033
Unrecognized net transition obligation                                (429)        (482)
Unrecognized prior service costs                                       (36)         (40)
Unrecognized net gain                                                 (159)        (164)
                                                                   -------      -------
Liability recorded in the consolidated statements of condition     $ 1,187      $ 1,347
                                                                   =======      =======


     The changes recorded in the accumulated postretirement benefit obligation were as follows (000s omitted):

                               2004         2003
                              -------      -------
APBO at beginning of year     $ 2,033      $ 1,757
Service cost                       79           69
Interest cost                     123          114
Actuarial loss                   (323)         188
Benefits paid during year        (101)         (95)
                              -------      -------
APBO at end of year           $ 1,811      $ 2,033
                              =======      =======


     Components of the Bank's postretirement benefit expense were as follows:

                                           2004      2003      2002
                                          -----     -----     -----
Service cost                              $  79     $  69     $  49
Interest cost                               123       114       110
Amortization of transition obligation        54        54        54
Prior service costs                           4         4         4
Amortization of gains                        --        --        (5)
                                          -----     -----     -----
Net postretirement benefit expense        $ 260     $ 241     $ 212
                                          =====     =====     =====


     The APBO as of December 31, 2004 and 2003 was calculated using assumed discount rates of 5.75% and 6.25%, respectively. Based on the provisions of the plan, the Bank's expense is capped at 200% of the 1992 expense, with all expenses above the cap incurred by the retiree. The expense reached the cap in 2004, and accordingly the impact of an increase in health care costs on the APBO was not calculated.

(11) STOCKHOLDERS' EQUITY
     On December 11, 2003, the Corporation repurchased 1,632,475 shares of its stock at $18.50 per share in a self tender offer.

     On December 21, 2000, the Corporation's Board of Directors authorized the repurchase of up to 2 million shares of MBT Financial Corp. common stock during the two-year period beginning January 2, 2001. On December 19,

     2002, the Board of Directors extended the repurchase program until December 31, 2004. Shares purchased are as follows:

             Shares
          Repurchased        Cost
          -----------     -----------
 2002         592,101     $ 7,908,387
 2003          60,000         807,650
 2004         220,000       3,873,500
          -----------     -----------
Total         872,101     $12,589,537
          ===========     ===========


     On December 23, 2004, the Corporation's Board of Directors authorized the repurchase of up to 2 million shares of MBT Financial Corp. common stock during the 12 month period ending December 31, 2005.

 (12) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
     Certain of the Bank's assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets. These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below. The fair values of all financial instruments not discussed below are estimated to be equal to their carrying values as of December 31, 2004 and 2003.

     INVESTMENT SECURITIES
     Fair value for the Bank's investment securities was determined using the market value at December 31, 2004 and 2003. These Estimated Market Values are disclosed in Note 3.

     LOANS, NET AND LOANS HELD FOR SALE
     The fair value of all loans is estimated by discounting the future cash flows associated with the loans, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair value of loans at December 31, 2004, net of the allowance for loan losses, is $947,167,000, compared to the carrying value of $932,081,000. The estimated fair value of loans at December 31, 2003, net of the allowance for loan losses, was $865,427,000, compared to the carrying value of $849,350,000.

     OTHER TIME DEPOSITS
     The fair value of other time deposits, consisting of fixed maturity certificates of deposit, is estimated by discounting the related cash flows using the rates currently offered for deposits of similar remaining maturities. The estimated fair value of other time deposits at December 31, 2004 is $443,265,000, compared to the carrying value of $435,614,000. The estimated fair value of other time deposits at December 31, 2003 was $348,255,000, compared to the carrying value of $337,472,000.

     FHLB ADVANCES AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
     A portion of the Federal Home Loan Bank advances in the accompanying consolidated balance sheets were written with a put option that allows the Federal Home Loan Bank to require repayment or conversion to a variable rate advance. The fair value of these putable Federal Home Loan Bank advances is estimated using the binomial lattice option pricing method. The estimated fair value of putable Federal Home Loan Bank advances at December 31, 2004 is $140,160,000, compared to the carrying value of $130,000,000.

     The fair value and carrying value of the variable rate advances at December 31, 2004 is $123,000,000. The estimated fair value of the fixed rate Federal Home Loan Bank advance at December 31, 2004 is $3,603,000, compared to the carrying value of $3,500,000.

     The estimated fair value of putable Federal Home Loan Bank advances at December 31, 2003 was $144,546,000, compared to the carrying value of $130,000,000. The fair value and carrying value of the variable rate advances at December 31, 2003 was $95,000,000.

     The estimated fair value of the Securities Sold under Repurchase Agreements at December 31, 2004 was $29,943,000, compared to the carrying value of $30,000,000.

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

     The provision for Federal income taxes consists of the following (000s omitted):

                                                         2004          2003         2002
                                                        -------      -------      -------
Federal income taxes currently payable (refundable)     $ 8,580      $ 7,348      $ 6,507
Provision (credit) for deferred taxes on:
      Book (over) under tax loan loss provision             245         (639)         210
      Accretion of bond discount                            (43)        (245)         103
      Net deferred loan origination fees                     56          (43)          46
      Accrued postretirement benefits                       (81)           5          (58)
      Tax over (under) book depreciation                   (258)         441           70
                                                        -------      -------      -------
Total deferred provision (credit)                           (81)        (481)         371
      Other, net                                            276         (256)       1,236
                                                        -------      -------      -------
                                                        $ 8,775      $ 6,611      $ 8,114
                                                        =======      =======      =======


     The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as follows:

                              2004     2003     2002
                              ----     ----     ----
Statutory rate                35.0 %   35.0 %   35.0 %
Municipal interest income     (6.3)    (7.7)    (7.1)
Other, net                    (0.7)    (1.8)    (0.8)
                              ----     ----     ----
Effective tax rate            28.0 %   25.5 %   27.1 %
                              ====     ====     ====


     The components of the net deferred Federal income tax asset (included in Interest Receivable and Other Assets on the accompanying consolidated balance sheets) at December 31 are as follows (000s omitted):

                                                                  2004         2003
                                                                 -------      -------
Deferred Federal income tax assets:
      Allowance for loan losses                                  $ 4,734      $ 4,979
      Net deferred loan origination fees                             545          601
      Tax versus book depreciation differences                       474          216
      Net unrealized losses on securities available for sale          58          450
      Accrued postretirement benefits                                552          471
      Other, net                                                     191          467
                                                                 -------      -------
                                                                 $ 6,554      $ 7,184
Deferred Federal income tax liabilities:
      Net unrealized gains on securities available for sale      $    --      $    --
      Accretion of bond discount                                    (299)        (342)
                                                                 -------      -------
                                                                 $  (299)     $  (342)
                                                                 -------      -------
Net deferred Federal income tax asset                            $ 6,255      $ 6,842
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

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the accompanying tables) of Total and Tier I capital to risk weighted assets and of Tier I capital to average assets.

     As of December 31, 2004, the Corporation's capital ratios exceeded the required minimums to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation must maintain minimum Total risk based, Tier I risk based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since December 31, 2004 that Management believes have changed the Corporation's category. Management believes, as of December 31, 2004, that the Corporation meets all capital adequacy requirements to which it is subject.

     The Corporation's and Bank's actual capital amounts and ratios are also presented in the table (000's omitted in dollar amounts).

                                                                       Minimum to Qualify as
                                                        Actual           Well Capitalized
                                                --------------------   --------------------
                                                 Amount        Ratio    Amount        Ratio
                                                --------       -----   --------       -----
AS OF DECEMBER 31, 2004:
     Total Capital to Risk-Weighted Assets
          Consolidated                          $168,796       15.6%   $108,483       10.0%
          Monroe Bank & Trust                    166,976       15.4%    108,483       10.0%
     Tier 1 Capital to Risk-Weighted Assets
          Consolidated                           155,207       14.3%     65,090        6.0%
          Monroe Bank & Trust                    153,387       14.1%     65,090        6.0%
     Tier 1 Capital to Average Assets
          Consolidated                           155,207       10.0%     77,275        5.0%
          Monroe Bank & Trust                    153,387        9.9%     77,275        5.0%

                                                                       Minimum to Qualify as
                                                        Actual            Well Capitalized
                                                --------------------   ---------------------
                                                 Amount        Ratio    Amount        Ratio
                                                --------       -----   --------       ------
AS OF DECEMBER 31, 2003:
     Total Capital to Risk-Weighted Assets
          Consolidated                          $156,520       15.7%   $ 99,873       10.0%
          Monroe Bank & Trust                    156,146       15.6%     99,873       10.0%
     Tier 1 Capital to Risk-Weighted Assets
          Consolidated                           143,980       14.4%     59,924        6.0%
          Monroe Bank & Trust                    143,606       14.4%     59,924        6.0%
     Tier 1 Capital to Average Assets
          Consolidated                           143,980        9.8%     73,767        5.0%
          Monroe Bank & Trust                    143,606        9.7%     73,767        5.0%


(15) EARNINGS PER SHARE
     The calculation of earnings per common share for the years ended December 31 is as follows:

                                                     2004              2003             2002
                                                   -----------     -----------     -----------
BASIC
         Net income                                $22,599,000     $19,315,000$     21,804,000
         Less preferred dividends                           --              --              --
                                                   -----------     -----------     -----------
         Net income applicable to common stock     $22,599,000     $19,315,000     $21,804,000
                                                   -----------     -----------     -----------
         Average common shares outstanding          17,444,165      19,026,369      19,458,737
                                                   -----------     -----------     -----------
         Earnings per common share - basic         $      1.30     $      1.02     $      1.12
                                                   ===========     ===========     ===========

                                                            2004            2003             2002
                                                         -----------     -----------     -----------
DILUTED
         Net income                                      $22,599,000     $19,315,000     $21,804,000
         Less preferred dividends                                 --              --              --
                                                         -----------     -----------     -----------
         Net income applicable to common stock           $22,599,000     $19,315,000     $21,804,000
                                                         -----------     -----------     -----------
         Average common shares outstanding                17,444,165      19,026,369      19,458,737
         Stock option adjustment                              83,500          46,260             933
                                                         -----------     -----------     -----------
         Average common shares outstanding - diluted      17,527,665      19,072,629      19,459,670
                                                         -----------     -----------     -----------
         Earnings per common share - diluted             $      1.29     $      1.01     $      1.12
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

     Stock options granted under the plan have exercise prices equal to the fair market value at the date of grant. Options granted under the plan may be exercised for a period of no more than ten years from the date of grant. One-third of the options granted to key employees in 2004 and 2003 vest annually, beginning December 31, 2004, and December 31, 2003, respectively. The options granted to key employees in 2002 and 2000 are vested as of December 31, 2004 and December 31, 2002, respectively. The options granted to non-employee directors in 2002 and 2001 vested on December 31, 2002 and December 31, 2001, respectively.

     A summary of the status of stock options under the plan is presented in the table below.




                                             2004                  2003                2002
                                     ---------------------  ---------------------  -----------------
                                                  Weighted              Weighted            Weighted
                                                  Average               Average             Average
                                                  Exercise              Exercise            Exercise
                                      Shares       Price     Shares      Price      Shares   Price
                                     -------     ---------  -------     ---------  -------  --------
Options Outstanding, January 1       480,802     $   14.73  323,949     $   15.52  140,434    $17.71
Granted                              161,000         16.69  179,500         13.20  183,515     13.85
Exercised                            183,915         14.97   19,647         13.86       --        --
Forfeited/Expired                     24,100         17.33       --            --       --        --
Cancelled                                 --            --    3,000         13.85       --        --
                                     -------     ---------  -------     ---------  -------    ------
Options Outstanding, December 31     433,787     $   15.22  480,802     $   14.73  323,949    $15.52
                                     =======     =========  =======     =========  =======    ======
Options Exercisable, December 31     266,637     $   15.08  306,445     $   15.49  212,615    $16.40
                                     =======     =========  =======     =========  =======    ======
Weighted Average Fair Value of
   Options Granted During Year                   $    3.84              $    3.04             $ 3.19


     The options outstanding as of December 31, 2004 are exercisable at prices ranging from $13.20 to $18.125. The options exercisable as of December 31, 2004 are exercisable at prices ranging from $13.20 to $18.125.


(17) PARENT COMPANY
     Condensed parent company financial statements, which include transactions with the subsidiary, are as follows (000s omitted):


     BALANCE SHEETS

                                                         DECEMBER 31,
                                                      2004        2003
                                                    --------     --------
ASSETS
Cash and due from banks                             $  3,994     $  2,745
Investment in subsidiary bank                        153,524      143,071
                                                    --------     --------
     Total assets                                   $157,518     $145,816
                                                    ========     ========
LIABILITIES
Dividends payable and other liabilities             $  2,172     $  2,370
                                                    --------     --------
     Total liabilities                                 2,172        2,370
                                                    ========     ========
STOCKHOLDERS' EQUITY
     Total stockholders' equity                      155,346      143,446
                                                    --------     --------
     Total liabilities and stockholders' equity     $157,518     $145,816
                                                    ========     ========

STATEMENTS OF INCOME

                                                         YEARS ENDED DECEMBER 31,
                                                     2004          2003          2002
                                                   --------      --------      --------
 INCOME
 Dividends from subsidiary bank                    $ 12,829      $ 42,061      $ 18,357
                                                   --------      --------      --------
        Total income                                 12,829        42,061        18,357
                                                   --------      --------      --------
 EXPENSE
 Interest on other borrowed funds                        --            --            --
 Other expense                                          176           399            98
                                                   --------      --------      --------
        Total expense                                   176           399            98
                                                   --------      --------      --------

 Income before tax and equity in undistributed
      net income of subsidiary bank                  12,653        41,662        18,259
 Income tax benefit                                     (51)         (102)          (34)
                                                   --------      --------      --------
 Income before equity in undistributed
      net income of subsidiary bank                  12,704        41,764        18,293
 Equity in undistributed net income (loss)
      of subsidiary bank                              9,895       (22,449)        3,511
                                                   --------      --------      --------
 NET INCOME                                        $ 22,599      $ 19,315      $ 21,804
                                                   ========      ========      ========

     STATEMENTS OF CASH FLOWS


                                                                       YEARS ENDED DECEMBER 31,
                                                                   2004          2003          2002
                                                                 --------      --------      --------
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
Net income                                                       $ 22,599      $ 19,315      $ 21,804
Equity in undistributed net income (loss) of subsidiary bank       (9,895)       22,449        (3,511)
Net increase (decrease) in other liabilities                         (197)         (164)           80
Net decrease in other assets                                          325            --            --
                                                                 --------      --------      --------
     Net cash provided by operating activities                   $ 12,832      $ 41,600      $ 18,373
                                                                 --------      --------      --------

CASH FLOWS PROVIDED BY (USED FOR)
FINANCING ACTIVITIES:
Issuance of common stock                                         $  2,940      $    342      $     --
Repurchase of common stock                                         (3,874)      (31,008)       (7,908)
Dividends paid                                                    (10,649)      (10,904)      (10,349)
                                                                 --------      --------      --------
     Net cash used for financing activities                      $(11,583)     $(41,570)     $(18,257)
                                                                 --------      --------      --------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                           $  1,249      $     30      $    116
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                              2,745         2,715         2,599
                                                                 --------      --------      --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $  3,994      $  2,745      $  2,715
                                                                 ========      ========      ========

     Under current regulations, the Bank is limited in the amount it may loan to the Corporation. Loans to the Corporation may not exceed ten percent of the Bank's capital stock, surplus, and undivided profits plus the allowance for loan losses. Loans from the Bank to the Corporation are required to be collateralized. Accordingly, at December 31, 2004, Bank funds available for loans to the Corporation amounted to $16,743,000. The Bank has not made any loans to the Corporation.

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

     Financial instruments whose contractual amounts represent off-balance sheet credit risk at December 31 were as follows (000s omitted):

                                                                 CONTRACTUAL AMOUNT
                                                                2004          2003
                                                               --------     --------
Commitments to extend credit:
      Unused portion of commercial lines of credit             $123,739     $118,339
      Unused portion of credit card lines of credit               7,265        9,828
      Unused portion of home equity lines of credit              23,709       16,907
Standby letters of credit and financial guarantees written       16,449       18,764


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

     Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and other business transactions. Approximately $15,484,000 of the letters of credit expires in 2005 and $965,000 extends for two to five years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(19) QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (000S OMITTED):

2004                                          FIRST      SECOND       THIRD      FOURTH
----------------------------------------     -------     -------     -------     -------
Total Interest Income                        $18,560     $19,250     $20,744     $21,149
Total Interest Expense                         5,920       6,266       7,117       7,695
                                             -------     -------     -------     -------
Net Interest Income                           12,640      12,984      13,627      13,454
Provision for Loan Losses                        600         600         600         691
Other Income                                   3,226       3,361       3,396       3,793
Other Expenses                                 7,889       7,995       8,025       8,707
                                             -------     -------     -------     -------
Income Before Provision For Income Taxes       7,377       7,750       8,398       7,849
Provision For Income Taxes                     1,977       2,102       2,289       2,407
                                             -------     -------     -------     -------
Net Income                                   $ 5,400     $ 5,648     $ 6,109     $ 5,442
                                             =======     =======     =======     =======
Basic Earnings Per Common Share              $  0.31     $  0.32     $  0.35     $  0.32
Diluted Earnings Per Common Share            $  0.31     $  0.32     $  0.35     $  0.31
Dividends Declared Per Share                 $  0.15     $  0.15     $  0.16     $  0.16

2003                                          FIRST      SECOND       THIRD      FOURTH
----------------------------------------     -------     -------     -------     -------
Total Interest Income                        $19,559     $20,020     $19,299     $18,896
Total Interest Expense                         7,555       7,118       6,524       6,270
                                             -------     -------     -------     -------
Net Interest Income                           12,004      12,902      12,775      12,626
Provision for Loan Losses                        825         825       6,325          30
Other Income                                   3,203       3,516       3,882       3,202
Other Expenses                                 7,374       7,582       7,680       7,543
                                             -------     -------     -------     -------
Income Before Provision For Income Taxes       7,008       8,011       2,652       8,255
Provision For Income Taxes                     1,951       2,230         679       1,751
                                             -------     -------     -------     -------
Net Income                                   $ 5,057     $ 5,781     $ 1,973     $ 6,504
                                             =======     =======     =======     =======
Basic Earnings Per Common Share              $  0.26     $  0.30     $  0.10     $  0.36
Diluted Earnings Per Common Share            $  0.26     $  0.30     $  0.10     $  0.35
Dividends Declared Per Share                 $  0.14     $  0.14     $  0.15     $  0.15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
MBT Financial Corp. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2004, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be in the Corporation's periodic SEC filings.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of MBT Financial Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. MBT Financial Corp.'s internal control over financial reporting is a process designed under the supervision of the Corporation's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

MBT Financial Corp.'s management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, management determined that, as of December 31, 2004, the Corporation's internal control over financial reporting is effective, based on those criteria. Management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004 has been audited by Plante & Moran, PLLC, an independent registered public accounting firm, as stated in their report appearing on page 40.


ITEM 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
MBT Financial Corp. and Subsidiaries
Monroe, Michigan

We have audited management's assessment included in the accompanying Report of Management on MBT Financial Corp. and Subsidiaries Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that MBT Financial Corp. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on COSO criteria. Also in our opinion, MBT Financial Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of MBT Financial Corp. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of earnings, shareholders equity and cash flow for each of the three years in the period ended December 31, 2004 and our report dated February 28, 2005, expressed an unqualified opinion thereon.


/s/ Plante & Moran, PLLC
February 28, 2005
Auburn Hills, Michigan

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A)  EXECUTIVE OFFICERS - See "Executive Officers" in part I, Item 1 hereof.

(B) DIRECTORS AND EXECUTIVE OFFICERS - information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities Exchange Commission.

(C) AUDIT COMMITTEE FINANCIAL EXPERT - The Board of Directors has determined that Peter H. Carlton, member of the Audit Committee, is an "audit committee financial expert" and "independent" as defined under applicable SEC and Nasdaq rules.

(D) MBT Financial Corp. has adopted its CODE OF ETHICS, a code of ethics that applies to all its directors, officers, and employees, including its Chief Executive Officer, Chief Financial Officer, and internal auditor. A copy of the Code of Ethics is posted on our website at http://www.mbandt.com. In the event we make any amendment to, or grant any waiver of, a provision of the Code of Ethics that applies to the principal executive officers, principal financial officer, principal accounting officer, or controller, or persons performing similar functions that require disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the reasons for it, and the nature of any waiver, the name of the person to whom it was granted, and the date, on our internet website.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the sections entitled "Executive Compensation and Other Information" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the section entitled "Ownership of Voting Shares" in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.

Securities authorized for issuance under equity compensation plans as of December 31, 2004 were as follows:

                                                                                                    Number of securities remaining
                                       Number of securities to be        Weighted average      available for future issuance under
                                        issued upon exercise of         exercise price of           equity compensation plans
                                     outstanding options, warrants,     outstanding options,    (excluding securities reflected in
                                             and rights                warrants, and rights                 first column )
                                     ------------------------------   -----------------------   -----------------------------------
Equity Compensation plans approved
  by security holders                                       433,787   $                 15.22                               331,045
Equity Compensation plans not
  approved by security holders                                    0                         0                                     0
                                     ------------------------------   -----------------------   -----------------------------------
Total                                                       433,787   $                 15.22                               331,045
                                     ==============================   =======================   ===================================

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                    Contents
Financial Statements

         Reports of Independent Registered Public Accounting Firm - Page 19

         Consolidated Balance Sheets as of December 31, 2004 and 2003 - Page 20

         Consolidated Statements of Income for the Years Ended December 31,
                  2004, 2003, and 2002 - Page 21
         Consolidated Statements of Changes in Stockholders' Equity for the
                  Years Ended December 31, 2004, 2003, and 2002 - Page 22 Consolidated Statements of Cash Flows for the Years Ended December 31,
                  2004, 2003, and 2002- Page 23
         Notes to Consolidated Financial Statements - Pages 24 - 38


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

10.2 Monroe Bank & Trust Salary Continuation Agreement with Ronald D. LaBeau. Previously filed as Exhibit 10.2 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.

10.3 Monroe Bank & Trust Split Dollar Life Insurance Agreement with Directors. Previously filed as Exhibit 10.3 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.

10.4 Monroe Bank & Trust Group Term Carve Out Plan Providing Life Insurance Benefits to Executive Officers. Previously filed as Exhibit 10.4 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.

10.5 MBT Financial Corp. Employment Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.5 to MBT Financial Corp.'s Form 10-Q for its fiscal quarter ended September 30, 2001.

10.6 Monroe Bank & Trust Group Term Carve Out Plan Providing Life Insurance Benefits to Executive Officers. Previously filed as Exhibit 10.6 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2001.

10.7 Monroe Bank & Trust Supplemental Executive Retirement Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.1 to MBT Financial Corp.'s Form 10-Q for its fiscal quarter ended September 30, 2003.

10.8 Monroe Bank & Trust Split Dollar Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.2 to MBT Financial Corp.'s Form 10-Q for its fiscal quarter ended September 30, 2003.

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

32.1 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2005                         MBT FINANCIAL CORP.





                                              By:      /s/ John L. Skibski
                                                       John L. Skibski
                                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 14, 2005


By:      /s/ H. Douglas Chaffin               By:      /s/ John L. Skibski
         H. Douglas Chaffin                            John L. Skibski
         President, Chief Executive                    Chief Financial Officer
         Officer & Director



By:      /s/ William D. McIntyre, Jr.         By:      /s/ Richard A. Sieb
         William D. McIntyre, Jr.                      Richard A. Sieb
         Chairman                                      Director


By:      /s/ Peter H. Carlton                 By:      /s/ Philip P. Swy
         Peter H. Carlton                              Philip P. Swy
         Director                                      Director


By:      /s/ Michael J. Miller
         Michael J. Miller
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