Form 10-K/A
period 2004-12-31
MBT FINANCIAL CORP
filed 2005-04-20
CIK 1118237

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

================================================================================

                                EXPLANATORY NOTE

This Annual Report on Form 10-K/A amends our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2004. This amendment is being filed to include the consent of our independent registered public accounting firm to the incorporation by reference into our registration statements, as specified in that consent, of that firm's report dated February 28, 2005, on our financial statements, as stated in the consent. This consent was inadvertently omitted from our Annual Report on Form 10-K filed with the Commission on March 16, 2005.


                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                    EXHIBITS

The following exhibits are filed as a part of this report:

23       Consent of Independent Registered Public Accounting Firm

31.1     Certification by Chief Executive Officer required by
         Securities and Exchange Commission Rule 13a-14

31.2     Certification by Chief Financial Officer required by
         Securities and Exchange Commission Rule 13a-14

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 20, 2005                         MBT FINANCIAL CORP.


                                              By:    /s/ John L. Skibski
                                                 -------------------------------
                                                         John L. Skibski
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number        Description of Exhibits
--------------        -----------------------

   23                 Consent of Independent Registered Public Accounting Firm

   31.1               Certification by Chief Executive Officer required by Securities and Exchange Commission
                      Rule 13a-14

   31.2               Certification by Chief Financial Officer required by Securities and Exchange Commission
                      Rule 13a-14