Form 10-Q
period 2005-03-31
MBT FINANCIAL CORP
filed 2005-05-09
CIK 1118237

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2005

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

Yes [X] No [ ]

As of May 6, 2005, there were 17,273,320 shares of the Corporation's Common Stock outstanding.

================================================================================

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               MBT FINANCIAL CORP.
                     CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                         MARCH 31,    DECEMBER 31,
Dollars in thousands                                       2005           2004
--------------------------------------------------     ------------   ------------
ASSETS
Cash and Cash Equivalents
     Cash and due from banks                           $     21,311   $     20,540
     Federal funds sold                                           -         14,000
                                                       ------------   ------------
        Total cash and cash equivalents                      21,311         34,540

Securities - Held to Maturity                                76,430         84,141
Securities - Available for Sale                             429,422        408,353
Federal Home Loan Bank stock - at cost                       13,084         12,947
Loans held for sale                                             492            778
Loans - Net                                                 927,623        931,303
Accrued interest receivable and other assets                 60,590         58,047
Premises and Equipment - Net                                 22,655         22,170
                                                       ------------   ------------
        Total assets                                   $  1,551,607   $  1,552,279
                                                       ============   ============
LIABILITIES
Deposits:
     Non-interest bearing                              $    143,289   $    149,469
     Interest-bearing                                       956,104        951,242
                                                       ------------   ------------
        Total deposits                                    1,099,393      1,100,711

Federal Home Loan Bank advances                             256,500        256,500
Federal funds purchased                                       1,300              -
Repurchase agreements                                        30,000         30,000
Interest payable and other liabilities                       10,796          9,722
                                                       ------------   ------------
        Total liabilities                                 1,397,989      1,396,933
                                                       ------------   ------------
STOCKHOLDERS' EQUITY
Common stock (no par value)                                       -              -
Additional paid-in capital                                   19,733         19,806
Retained Earnings                                           137,730        135,647
Accumulated other comprehensive income (loss)                (3,845)          (107)
                                                       ------------   ------------
        Total stockholders' equity                          153,618        155,346
                                                       ------------   ------------
        Total liabilities and stockholders' equity     $  1,551,607   $  1,552,279
                                                       ============   ============

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
Dollars in thousands, except per share data        2005               2004
-------------------------------------------      --------         -----------
INTEREST INCOME
Interest and fees on loans                       $ 15,033         $    13,559
Interest on investment securities-
     Tax-exempt                                     1,258               2,160
     Taxable                                        4,499               2,840
Interest on federal funds sold                        129                   1
                                                 --------         -----------
           Total interest income                   20,919              18,560
                                                 --------         -----------
INTEREST EXPENSE
Interest on deposits                                4,920               3,239
Interest on borrowed funds                          3,377               2,681
                                                 --------         -----------
           Total interest expense                   8,297               5,920
                                                 --------         -----------

NET INTEREST INCOME                                12,622              12,640
PROVISION FOR LOAN LOSSES                             600                 600
                                                 --------         -----------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                          12,022              12,040
                                                 --------         -----------
OTHER INCOME
Income from trust services                          1,063                 814
Service charges and other fees                      1,307               1,278
Net gain (loss) on sales of securities                163                 107
Other                                                 913               1,027
                                                 --------         -----------
           Total other income                       3,446               3,226
                                                 --------         -----------
OTHER EXPENSES
Salaries and employee benefits                      4,672               4,488
Occupancy expense                                     949                 808
Other                                               3,108               2,593
                                                 --------         -----------
           Total other expenses                     8,729               7,889
                                                 --------         -----------
INCOME BEFORE PROVISION FOR INCOME TAXES            6,739               7,377
PROVISION FOR INCOME TAXES                          1,860               1,977
                                                 --------         -----------
NET INCOME                                       $  4,879         $     5,400
                                                 ========         ===========

BASIC EARNINGS PER COMMON SHARE                  $   0.28         $      0.31
                                                 ========         ===========

DILUTED EARNINGS PER COMMON SHARE                $   0.28         $      0.31
                                                 ========         ===========

COMMON STOCK DIVIDENDS DECLARED PER SHARE        $   0.16         $      0.15
                                                 ========         ===========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                        THREE MONTHS ENDED MARCH 31,
Dollars in thousands                                                                       2005              2004
------------------------------------------------------------------------------------    ---------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                              $   4,879        $     5,400
Adjustments to reconcile net income to net cash from operating activities
     Depreciation                                                                             792                676
     Provision for loan losses                                                                600                600
     (Increase) decrease in net deferred Federal income tax asset                               -                 18
     Net Amortization (Accretion) of investment premium and discount                           49                304
     Net increase (decrease) in interest payable and other liabilities                      1,224              2,780
     Net (increase) decrease in interest receivable and other assets                       (1,545)            (2,502)
     Net gain on sales of securities                                                         (163)              (100)
     Increase in cash surrender value of life insurance                                      (274)              (387)
                                                                                        ---------        -----------
           Net cash provided by operating activities                                    $   5,562        $     6,789
                                                                                        ---------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities held to maturity      $   5,271        $     4,303
Proceeds from maturities and redemptions of investment securities available for sale       35,362             28,522
Proceeds from sales of investment securities held to maturity                               2,994                  -
Proceeds from sales of investment securities available for sale                            13,315             51,147
Net (increase) decrease in loans                                                            3,366            (18,780)
Proceeds from sales of other real estate owned                                              1,289              2,733
Purchase of investment securities held to maturity                                           (550)            (3,268)
Purchase of investment securities available for sale                                      (75,526)           (12,430)
Purchase of bank premises and equipment                                                    (1,277)            (1,500)
                                                                                        ---------        -----------
        Net cash provided by (used for) investing activities                            $ (15,756)       $    50,727
                                                                                        ---------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                                $  (1,318)       $   (18,929)
Net increase (decrease) in Federal funds purchased                                          1,300            (34,400)
Proceeds from issuance of common stock                                                        896                254
Repurchase of common stock                                                                 (1,119)                 -
Dividends paid                                                                             (2,794)            (2,624)
                                                                                        ---------        -----------
        Net cash used for financing activities                                          $  (3,035)       $   (55,699)
                                                                                        ---------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    $ (13,229)       $     1,817

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           34,540             22,525
                                                                                        ---------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  21,311        $    24,342
                                                                                        =========        ===========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

                                                                                      ACCUMULATED
                                                            ADDITIONAL                   OTHER
                                                             PAID-IN     RETAINED    COMPREHENSIVE
Dollars in thousands                                         CAPITAL     EARNINGS    INCOME (LOSS)     TOTAL
---------------------------------------------------------   ----------   ---------   -------------   ---------
BALANCE - JANUARY 1, 2005                                   $   19,806   $ 135,647   $        (107)  $ 155,346

Repurchase of Common Stock (55,000 shares)                      (1,119)          -               -      (1,119)

Issuance of Common Stock
    Stock options exercised (61,550 shares)                        854           -               -         854
    Other stock issued (1,942 shares)                               42           -               -          42

Tax benefit from exercise of options                               150           -                         150

Dividends declared ($0.16 per share)                                 -      (2,796)              -      (2,796)

Comprehensive income:
    Net income                                                       -       4,879               -       4,879
    Change in net unrealized loss on securities
       available for sale - Net of tax effect of ($2,014)            -           -          (3,738)     (3,738)
                                                            ----------   ---------   -------------   ---------
          Total Comprehensive Income                                 -       4,879          (3,738)      1,141
                                                            ----------   ---------   -------------   ---------

BALANCE - MARCH 31, 2005                                    $   19,733   $ 137,730   $      (3,845)  $ 153,618
                                                            ==========   =========   =============   =========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The unaudited consolidated financial statements include the accounts of MBT Financial Corp. (the "Corporation") and its subsidiary, Monroe Bank & Trust (the "Bank"). The Bank includes the accounts of its wholly owned subsidiaries, MBT Credit Company, Inc. and MB&T Financial Services, Inc. The Bank operates twenty-one branches in Monroe County, Michigan and four branches in Wayne County, Michigan. MBT Credit Company, Inc. operates a mortgage loan office in Monroe County. The Bank's primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Corporation's sole business segment is community banking.

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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

The Company's as reported and pro forma earnings information for the quarter ended March 31 were as follows:

                                                    Three Months Ended March 31,
Dollars in thousands, except per share data           2005                2004
-------------------------------------------         --------            --------
     Net Income as Reported                         $  4,879            $  5,400
     Pro Forma Adjustment Due to Stock Options          (115)               (105)
                                                    --------            --------
     Pro Forma Net Income                           $  4,764            $  5,295
                                                    ========            ========
Earnings per Share as Reported
     Basic                                          $   0.28            $   0.31
     Diluted                                        $   0.28            $   0.31

Pro Forma Earnings per Share
     Basic                                          $   0.27            $   0.30
     Diluted                                        $   0.27            $   0.30

Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants are generally made each year.

The weighted average fair value of options granted was $5.38 in 2005 and $3.84 in 2004. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: expected option lives of seven years for both years; expected volatility of 20.8% in 2005 and 25.3% in 2004; and risk-free interest rates of 3.8% in 2005 and 2004.

2. EARNINGS PER SHARE

The calculation of net income per common share for the three months ended March 31 is as follows:

                                                         2005            2004
                                                    -------------    -----------
BASIC
     Net income                                     $   4,879,000    $ 5,400,000
     Less preferred dividends                                   -              -
                                                    -------------    -----------
     Net income applicable to common stock          $   4,879,000    $ 5,400,000
                                                    -------------    -----------
     Average common shares outstanding                 17,498,000     17,501,262
                                                    -------------    -----------
     Earnings per common share - basic              $        0.28    $      0.31
                                                    =============    ===========

                                                         2005            2004
                                                    -------------    -----------
DILUTED
     Net income                                     $   4,879,000    $ 5,400,000
     Less preferred dividends                                   -              -
                                                    -------------    -----------
     Net income applicable to common stock          $   4,879,000    $ 5,400,000
                                                    -------------    -----------
     Average common shares outstanding                 17,498,000     17,501,262
     Stock option adjustment                               95,705         78,767
                                                    -------------    -----------
     Average common shares outstanding - diluted       17,593,705     17,580,029
                                                    -------------    -----------
     Earnings per common share - diluted            $        0.28    $      0.31
                                                    =============    ===========

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

                                                               Weighted Average
                                                   Shares       Exercise Price
                                                   -------     ----------------
Options Outstanding, January 1, 2005               433,787          $15.22
Granted                                            136,000           23.40
Exercised                                           59,608           14.33
Cancelled                                                -               -
                                                   -------          ------
Options Outstanding, March 31, 2005                510,179          $17.50
                                                   -------          ------
Options Exercisable, March 31, 2005                207,029          $15.29
                                                   -------          ------

3. LOANS

The Bank grants commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan, southern Wayne County, Michigan, and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.

Loans consist of the following (000s omitted):

                                                  March 31,       December 31,
                                                    2005              2004
                                                  ---------       ------------
Real estate loans                                 $ 774,451       $    774,670
Loans to finance agricultural production and
      other loans to farmers                          2,415              2,333
Commercial and industrial loans                      84,610             88,035
Loans to individuals for household, family,
      and other personal expenditures                78,445             81,119
All other loans (including overdrafts)                1,805              1,297
                                                  ---------       ------------
         Total loans, gross                         941,726            947,454
         Less: Deferred loan fees                     1,571              1,573
                                                  ---------       ------------
         Total loans, net of deferred loan fees     940,155            945,881
         Less: Allowance for loan losses             12,040             13,800
                                                  ---------       ------------
                                                  $ 928,115       $    932,081
                                                  =========       ============

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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

The following table summarizes nonperforming assets (000's omitted):

                                         March 31,     December 31,
                                           2005            2004
                                         ---------     ------------
Nonaccrual loans                         $  27,625     $     29,015
Loans 90 days past due                         101              230
Restructured loans                           2,041            3,715
                                         ---------     ------------
      Total nonperforming loans          $  29,767     $     32,960

Other real estate owned                      6,370            6,958
                                         ---------     ------------
      Total nonperforming assets         $  36,137     $     39,918
                                         =========     ============

Nonperforming assets to total assets          2.33%            2.57%
Allowance for loan losses to
      nonperforming assets                   33.32%           34.57%

4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):

                                         March 31,     December 31,
                                            2005           2004
                                         ---------     ------------
Balance beginning of year                $  13,800     $     14,500
Provision for loan losses                      600            2,491
Loans charged off                           (2,644)          (4,447)
Transfer to establish reserve for
      unfunded loan commitments               (275)               -
Recoveries                                     559            1,256
                                         ---------     ------------
Balance end of period                    $  12,040     $     13,800
                                         =========     ============

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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

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

5. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of March 31, 2005 and December 31, 2004 (000's omitted):

                                                            March 31, 2005                December 31, 2004
                                                     --------------------------       -------------------------
                                                     Amortized      Estimated         Amortized     Estimated
                                                        Cost       Market Value         Cost       Market Value
                                                     ---------     ------------       ---------    ------------
Held to Maturity

Obligations of U.S. Government Agencies              $     524     $        557       $     527    $        578
Obligations of States and Political
        Subdivisions                                    75,906           77,399          80,622          82,636
Other Securities                                             -                -           2,992           3,074
                                                     ---------     ------------       ---------    ------------
                                                     $  76,430     $     77,956       $  84,141    $     86,288
                                                     =========     ============       =========    ============

                                                           March 31, 2005                 December 31, 2004
                                                     --------------------------       -------------------------
                                                     Amortized      Estimated         Amortized     Estimated
                                                        Cost       Market Value         Cost       Market Value
                                                     ---------     ------------       ---------    ------------
Available for Sale

Obligations of U.S. Government Agencies              $ 348,357     $    342,404       $ 315,410    $    314,381
Obligations of States and Political
        Subdivisions                                    29,762           29,984          28,635          29,187
Other Securities                                        57,219           57,034          64,472          64,785
                                                     ---------     ------------       ---------    ------------
                                                     $ 435,338     $    429,422       $ 408,517    $    408,353
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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

                                                                 CONTRACTUAL AMOUNT
                                                             --------------------------
                                                              MARCH 31,    DECEMBER 31,
                                                                2005           2004
                                                             -----------   ------------
Commitments to extend credit:
     Unused portion of commercial lines of credit            $   126,532   $    123,739
     Unused portion of credit card lines of credit                 7,029          7,265
     Unused portion of home equity lines of credit                22,918         23,709
Standby letters of credit and financial guarantees written        15,929         16,449

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

                               FINANCIAL CONDITION

During the first quarter of 2005, the Bank's deposits and assets decreased slightly. The Bank is the depository for several municipalities which collect taxes beginning in December each year. This typically results in an increase in deposit and asset totals near year end and little or no growth in the first quarter. Gross loans decreased $5.7 million, or 0.6%. This decrease was expected because the loan pipeline decreased temporarily in the fourth quarter of 2004, the bank sold a $3 million portion of a commercial account, a large commercial relationship sought financing elsewhere, and the liquidation of $3.8 million in non-performing loans. Investment securities increased $13.5 million or 2.7%, which was funded by a reduction in federal funds sold.

Compared to March 31, 2004, loans, deposits, and assets increased 6.6%, 7.8%, and 9.8%, respectively, largely due to the bank's continuing effort to expand into the southern Wayne County, Michigan market. The Bank has four branches in Wayne County, with deposits of $75 million and loans totaling $104 million as of the end of the first quarter of 2005. A fifth branch is scheduled to open in mid-May in Taylor, Michigan in a building that formerly served as a branch location for another financial institution.

Management believes that the quality of the loan portfolio is continuing to improve. Nonperforming assets ("NPAs") decreased $3.8 million, or 9.5% since year end as we continue to work out the existing NPAs and improved lending practices have resulted in a reduction of the amount of new NPAs being identified. Most of the bank's lending is secured by real estate, which allows us to maintain a lower ratio of Allowance for Loan Losses to NPAs compared to other banks. Although net charge offs in the quarter were high at $2.1 million, it includes liquidating three non-performing credits for a loss of $1.9 million. In each of the three cases, the charge off was within the specified allocation of the Allowance for Loan Losses, which provides support that our allowance analysis methodology is effective.

        RESULTS OF OPERATIONS - FIRST QUARTER 2005 VS. FIRST QUARTER 2004

A comparison of the income statements for the three months ended March 31, 2005 and 2004 shows a decrease of $18,000, or 0.1% in Net Interest Income. Interest income on loans and investments increased $2.4 million, or 12.7% and interest expense increased $2.4 million, or 40.2%. Average loans outstanding increased $77.2 million and the average yield on those loans increased from 6.18% to 6.42%, resulting in an increase of $1.5 million in interest and fees on loans. The fed rate increases that began late in the second quarter of 2004 and continued into the second quarter of 2005 had a positive impact on our income as our loan portfolio contains approximately $300 million of variable rate, prime indexed loans. Average investments and fed funds sold increased $57.1 million and the yield increased from 4.29% to 4.54%. Longer term market interest rates have not increased as much as short term rates, limiting the amount of improvement in our fixed rate loan and investment yields.

Average deposits increased 8.5% from $1.03 billion in the first quarter of 2004 to $1.118 billion in the first quarter of 2005. At the same time the average cost of these deposits increased from 1.26% to 1.79%. The result was a 51.9% increase in Interest on Deposits from $3.2 million to $4.9 million. Average borrowed funds increased from $252.4 million in the first quarter of 2004 to $288.1 million in the first quarter of 2005, while the average cost of these borrowings increased from 4.27% to 4.75%. This increase in the cost of the borrowed funds was due to the increases in the fed funds rate and the repricing of $123 million of Federal Home Loan Bank advances that are indexed to three month LIBOR. The cost of deposits increased slightly compared to the first quarter of 2004 as customers continued to shift funds into higher yielding, longer term certificates of deposit and we increased our use of brokered CDs as a source of longer term funding. Additional movement of deposits from transaction accounts and short term certificates into long term certificates, as well as rising market rates, is expected to cause our deposit costs to increase in the second quarter. We may also experience an increase in the cost of borrowed funds as higher short term rates impact our LIBOR based variable rate FHLB borrowings.

The Provision for Loan Losses was unchanged from the first quarter of 2004 at $600,000. Although net charge offs increased from $340,000 in 2004 to $2.1 million in 2005, our analysis indicates that the Allowance for Loan Losses is adequate to cover the losses expected in our portfolio. We believe that the current provision level will be sufficient to maintain the adequacy of the allowance.

Non interest income increased 6.8%. The table below summarizes the changes in the components of non interest income (000s omitted) for the quarters ended:

                                             March 31,     March 31,
                                               2005          2004       % Change
                                            -----------   -----------   --------
Trust Income                                $     1,063   $       814     30.6%
Deposit Account Service Charges                     317           410    -22.7%
Other Deposit Account Related Fees                  990           868     14.1%
Origination Fees/Gains on Loans Sold                107           160    -33.1%
Gains (Losses) on Securities Transactions           163           107     52.3%
BOLI Earnings                                       274           387    -29.2%
Other Income                                        532           480     10.8%
                                            -----------   -----------    -----
                                            $     3,446   $     3,226      6.8%

Trust Income improved due to improvements in the market values of trust accounts and increases in the fees charged. The decrease in Deposit Account Service Charges was due to the introduction of our free checking product in the second quarter of 2004. The introduction of this product has resulted in an increase in non interest bearing transaction accounts and contributed to the increase in Other Deposit Account Related Fees, which primarily consists of NSF and Stop Payment fees. Origination Fees and Gains on Mortgage Loans Sold decreased, as expected, as rates increased slightly and refinance activity slowed down. The income from Bank Owned Life Insurance policies decreased as the yields on the policies owned began to decline in the fourth quarter of 2004.

Salaries and Employee Benefits increased only $184,000, or 4.1%, even though the number of full time equivalent employees increased from 386 to 404. The annual incentive compensation is based on corporate earnings performance compared to our goal. During the first quarter of 2005 our earnings performance was below goal, and as a result, the amount of incentive payment accrued was $104,000 lower in 2005. Occupancy Expense increased $141,000, or 17.5%, due to the Bank's expansion into the southern Wayne County area, the replacement of the Temperance branch in 2004, and the acceleration of depreciation expense on a parking lot in downtown Monroe that will become the site of the company's new headquarters. Other Expenses increased $515,000, or 19.9% largely due to higher expenses related to non performing assets, particularly the costs associated with legal and collection expenses and the costs of owning and maintaining Other Real Estate Owned. Non interest expenses were higher than we anticipated for the quarter, and we expect them to decrease slightly. Although our efficiency ratio increased from 46.98% in the first quarter of 2004 to 51.76% in the first quarter of 2005, it remains better than the average for comparable banks.

As a result of the above activity, Income Before Provision for Income Taxes decreased $638,000, or 8.6%. The Provision for Income Taxes decreased $117,000, or 5.9%, and reflects an effective tax rate of 27.6% compared to the effective tax rate of 26.8% in the first quarter of 2004. The increase in the cost of funds and the decrease in tax exempt interest income caused the increase in the effective tax rate. Net Income decreased $521,000, or 9.6% compared to the first quarter of 2005.

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

Total stockholders' equity of the Corporation was $153.6 million at March 31, 2005 and $155.3 million at December 31, 2004. The ratio of equity to assets was 9.9% at March 31, 2005 and 10.0% at December 31, 2004. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Bank:

                                                                                         Minimum to be
                                     March 31, 2005            December 31, 2004       Well Capitalized
                                     --------------            -----------------       ----------------
Leverage Capital                         10.0%                        10.0%                   5.0%
Tier 1 Risk Based Capital                14.6%                        14.3%                   6.0%
Total Risk Based Capital                 15.8%                        15.6%                  10.0%

At March 31, 2005 and December 31, 2004, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank's earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank's market risk is monitored monthly and it has not changed significantly since year-end 2004.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout the first three months of 2005, the estimated variability of the net interest income was within the Bank's established policy limits.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout the first three months of 2005, the estimated variability of the economic value of equity was within the Bank's established policy limits.

The Bank's interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MBT Financial Corp. and its subsidiaries are not a party to, nor is any of their property the subject of any material legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the repurchase activity of the Company's stock during the three months ended March 31, 2005:

                                                                                Total Number of Shares     Maximum Number of Shares
                                                                                 Purchased as Part of           that May Yet Be
                                          Total Number of       Average Price     Publicly Announced         Purchased Under the
                                          Shares Purchased      Paid per Share    Plans or Programs            Plans or Programs
                                          ----------------      --------------  ----------------------     ------------------------
January 1, 2005 - January 31, 2005                  -           $            -                -                    2,000,000
February 1, 2005 - February 28, 2005           35,000           $        20.33           35,000                    1,965,000
March 1, 2005 - March 31, 2005                 20,000           $        20.35           20,000                    1,945,000
                                               ------           --------------           ------
Total                                          55,000           $        20.34           55,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

No matters to be reported.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

   3.1 Restated Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.

   3.2   Amended and Restated Bylaws of MBT Financial Corp. Previously filed as
         Exhibit 3.2 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2004.

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

                                                 MBT Financial Corp.
                                                 (Registrant)

May 6, 2005                              /s/ H. Douglas Chaffin
Date                                     --------------------------
                                               H. Douglas Chaffin
                                               President &
                                               Chief Executive Officer

May 6, 2005                              /s/ John L. Skibski
Date                                     --------------------------
                                               John L. Skibski
                                               Executive Vice President and
                                               Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                        Description of Exhibits
--------------                        -----------------------
3.1               Restated Articles of Incorporation of MBT Financial Corp.
                  Previously filed as Exhibit 3.1 to MBT Financial Corp.'s Form
                  10-K for its fiscal year ended December 31, 2000.

3.2 Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2004.

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