Form 10-Q
period 2005-06-30
MBT FINANCIAL CORP
filed 2005-08-04
CIK 1118237

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

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

Yes [X] No [ ]

As of August 3, 2005, there were 17,292,108 shares of the Corporation's Common Stock outstanding.

================================================================================

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               MBT FINANCIAL CORP.
                     CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                        JUNE 30,       DECEMBER 31,
              Dollars in thousands                        2005             2004
-------------------------------------------------     ------------     ------------
ASSETS
Cash and Cash Equivalents
    Cash and due from banks                           $     23,554     $     20,540
    Federal funds sold                                           -           14,000
                                                      ------------     ------------
       Total cash and cash equivalents                      23,554           34,540

Securities - Held to Maturity                               75,155           84,141
Securities - Available for Sale                            437,646          408,353
Federal Home Loan Bank stock - at cost                      13,221           12,947
Loans held for sale                                            948              778
Loans - Net                                                953,412          931,303
Accrued interest receivable and other assets                56,163           58,047
Premises and Equipment - Net                                23,334           22,170
                                                      ------------     ------------
       Total assets                                   $  1,583,433     $  1,552,279
                                                      ============     ============
LIABILITIES
Deposits:
    Non-interest bearing                              $    156,449     $    149,469
    Interest-bearing                                       949,731          951,242
                                                      ------------     ------------
       Total deposits                                    1,106,180        1,100,711

Federal Home Loan Bank advances                            256,500          256,500
Federal funds purchased                                     24,500                -
Repurchase agreements                                       30,000           30,000
Interest payable and other liabilities                       9,113            9,722
                                                      ------------     ------------
       Total liabilities                                 1,426,293        1,396,933
                                                      ------------     ------------

STOCKHOLDERS' EQUITY
Common stock (no par value)                                      -                -
Additional paid-in capital                                  16,104           19,806
Retained Earnings                                          140,333          135,647
Accumulated other comprehensive income (loss)                  703             (107)
                                                      ------------     ------------
       Total stockholders' equity                          157,140          155,346
                                                      ------------     ------------
       Total liabilities and stockholders' equity     $  1,583,433     $  1,552,279
                                                      ============     ============

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                               THREE MONTHS ENDED JUNE 30,
Dollars in thousands, except per share data        2005           2004
-------------------------------------------    ------------    -----------
INTEREST INCOME
Interest and fees on loans                     $     15,721    $    13,954
Interest on investment securities-
     Tax-exempt                                       1,264          1,420
     Taxable                                          4,932          3,876
Interest on federal funds sold                            2              -
                                               ------------    -----------
           Total interest income                     21,919         19,250
                                               ------------    -----------
INTEREST EXPENSE
Interest on deposits                                  5,485          3,427
Interest on borrowed funds                            3,743          2,839
                                               ------------    -----------
           Total interest expense                     9,228          6,266
                                               ------------    -----------

NET INTEREST INCOME                                  12,691         12,984
PROVISION FOR LOAN LOSSES                               600            600
                                               ------------    -----------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                            12,091         12,384
                                               ------------    -----------

OTHER INCOME
Income from trust services                            1,024            921
Service charges and other fees                        1,469          1,372
Net gain (loss) on sales of securities                  123             11
Other                                                 1,048          1,057
                                               ------------    -----------
           Total other income                         3,664          3,361
                                               ------------    -----------

OTHER EXPENSES
Salaries and employee benefits                        4,875          4,494
Occupancy expense                                       835            689
Other                                                 2,500          2,812
                                               ------------    -----------
           Total other expenses                       8,210          7,995
                                               ------------    -----------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                      7,545          7,750
PROVISION FOR INCOME TAXES                            2,176          2,102
                                               ------------    -----------
NET INCOME                                     $      5,369    $     5,648
                                               ============    ===========

BASIC EARNINGS PER COMMON SHARE                $       0.31    $      0.32
                                               ============    ===========

DILUTED EARNINGS PER COMMON SHARE              $       0.31    $      0.32
                                               ============    ===========

COMMON STOCK DIVIDENDS DECLARED PER SHARE      $       0.16    $      0.15
                                               ============    ===========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                                SIX MONTHS ENDED JUNE 30,
Dollars in thousands, except per share data        2005           2004
-------------------------------------------    ------------    -----------
INTEREST INCOME
Interest and fees on loans                     $     30,754    $    27,513
Interest on investment securities-
     Tax-exempt                                       2,522          2,860
     Taxable                                          9,431          7,436
Interest on federal funds sold                          131              1
                                               ------------    -----------
           Total interest income                     42,838         37,810
                                               ------------    -----------

INTEREST EXPENSE
Interest on deposits                                 10,405          6,666
Interest on borrowed funds                            7,120          5,520
                                               ------------    -----------
           Total interest expense                    17,525         12,186
                                               ------------    -----------

NET INTEREST INCOME                                  25,313         25,624
PROVISION FOR LOAN LOSSES                             1,200          1,200
                                               ------------    -----------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                            24,113         24,424
                                               ------------    -----------

OTHER INCOME
Income from trust services                            2,087          1,735
Service charges and other fees                        2,776          2,650
Net gain on sales of securities                         286            118
Other                                                 1,961          2,084
                                               ------------    -----------
           Total other income                         7,110          6,587
                                               ------------    -----------

OTHER EXPENSES
Salaries and employee benefits                        9,547          8,982
Occupancy expense                                     1,784          1,497
Other                                                 5,608          5,405
                                               ------------    -----------
           Total other expenses                      16,939         15,884
                                               ------------    -----------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                     14,284         15,127
PROVISION FOR INCOME TAXES                            4,036          4,079
                                               ------------    -----------
NET INCOME                                     $     10,248    $    11,048
                                               ============    ===========

BASIC EARNINGS PER COMMON SHARE                $       0.59    $      0.63
                                               ============    ===========

DILUTED EARNINGS PER COMMON SHARE              $       0.59    $      0.63
                                               ============    ===========

COMMON STOCK DIVIDENDS DECLARED PER SHARE      $       0.32    $      0.30
                                               ============    ===========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                          SIX MONTHS ENDED JUNE 30,
                               Dollars in thousands                                         2005              2004
------------------------------------------------------------------------------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                              $      10,248    $      11,048
Adjustments to reconcile net income to net cash from operating activities
    Depreciation                                                                                1,581            1,359
    Provision for loan losses                                                                   1,200            1,200
    (Increase) decrease in net deferred Federal income tax asset                                  715             (263)
    Net amortization of investment premium and discount                                           109              385
    Net increase (decrease) in interest payable and other liabilities                            (436)           3,017
    Net (increase) decrease in interest receivable and other assets                            (2,685)          (3,116)
    Net gain on sales of securities                                                              (286)            (118)
    Increase in cash surrender value of life insurance                                           (548)            (765)
                                                                                        -------------    -------------
       Net cash provided by operating activities                                        $       9,898    $      12,747
                                                                                        -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities held to maturity      $      10,937    $      12,849
Proceeds from maturities and redemptions of investment securities available for sale           44,113           38,575
Proceeds from sales of investment securities held to maturity                                   2,994                -
Proceeds from sales of investment securities available for sale                                48,023           51,247
Net increase in loans                                                                         (23,479)         (60,612)
Proceeds from sales of other real estate owned                                                  4,010            5,153
Proceeds from sales of other assets                                                                71                -
Purchase of investment securities held to maturity                                             (5,451)          (5,193)
Purchase of investment securities available for sale                                         (119,775)        (103,790)
Purchase of bank premises and equipment                                                        (2,831)          (2,785)
                                                                                        -------------    -------------
       Net cash used for investing activities                                           $     (41,388)   $     (64,556)
                                                                                        -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                     $       5,469    $        (676)
Net increase in Federal funds purchased                                                        24,500           12,500
Net increase in Federal Home Loan Bank borrowings                                                   -           28,500
Net increase in Repurchase Agreements                                                               -           21,900
Proceeds from issuance of common stock                                                          1,090            1,050
Repurchase of common stock                                                                     (4,966)          (2,565)
Dividends paid                                                                                 (5,589)          (5,249)
                                                                                        -------------    -------------
       Net cash provided by financing activities                                        $      20,504    $      55,460
                                                                                        -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    $     (10,986)   $       3,651

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               34,540           22,525
                                                                                        -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $      23,554    $      26,176
                                                                                        =============    =============

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

                                                                                    ACCUMULATED
                                                          ADDITIONAL                   OTHER
                                                           PAID-IN     RETAINED    COMPREHENSIVE
                 Dollars in thousands                      CAPITAL     EARNINGS    INCOME (LOSS)     TOTAL
-------------------------------------------------------   ----------   ---------   -------------   ---------
BALANCE - JANUARY 1, 2005                                 $   19,806   $ 135,647   $        (107)  $ 155,346

Repurchase of Common Stock (255,000 shares)                   (4,965)          -               -      (4,965)

Issuance of Common Stock
    Stock options exercised (71,348 shares)                    1,014           -               -       1,014
    Other stock issued (3,763 shares)                             76           -               -          76

Tax benefit from exercise of options                             173           -                         173

Dividends declared ($0.32 per share)                               -      (5,562)              -      (5,562)

Comprehensive income:
    Net income                                                     -      10,248               -      10,248
    Change in net unrealized loss on securities
       available for sale - Net of tax effect of ($436)            -           -             810         810
                                                          ----------   ---------   -------------   ---------
         Total Comprehensive Income                                -      10,248             810      11,058

                                                          ----------   ---------   -------------   ---------
BALANCE - JUNE 30, 2005                                   $   16,104   $ 140,333   $         703   $ 157,140
                                                          ==========   =========   =============   =========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The unaudited consolidated financial statements include the accounts of MBT Financial Corp. (the "Corporation") and its subsidiary, Monroe Bank & Trust (the "Bank"). The Bank includes the accounts of its wholly owned subsidiaries, MBT Credit Company, Inc. and MB&T Financial Services, Inc. The Bank operates twenty-one branches in Monroe County, Michigan and five branches in Wayne County, Michigan. MBT Credit Company, Inc. operates a mortgage loan office in Monroe County. The Bank's primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Corporation's sole business segment is community banking.

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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

The Company's as reported and pro forma earnings information for the quarter and six months ended June 30 were as follows:

                                              Three Months Ended March 31,   Six Months Ended June 30,
Dollars in thousands, except per share data     2005                 2004      2005             2004
-------------------------------------------   -------              -------   --------         --------
     Net Income as Reported                   $ 5,369              $ 5,648   $ 10,248         $ 11,048
     Pro Forma Adjustment
        Due to Stock Options                     (115)                 (91)      (230)            (197)
                                              -------              -------   --------         --------
     Pro Forma Net Income                     $ 5,254              $ 5,557   $ 10,018         $ 10,851
                                              =======              =======   ========         ========

Earnings per Share as Reported
     Basic                                    $  0.31              $  0.32   $   0.59         $   0.63
     Diluted                                  $  0.31              $  0.32   $   0.59         $   0.63

Pro Forma Earnings per Share
     Basic                                    $  0.30              $  0.32   $   0.58         $   0.62
     Diluted                                  $  0.30              $  0.32   $   0.57         $   0.62

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

2. EARNINGS PER SHARE

The calculation of net income per common share for the three months ended June 30 is as follows:

                                                                2005            2004
                                                            -----------     ------------
BASIC
            Net income                                      $ 5,369,000     $  5,648,000
            Less preferred dividends                                  -                -
                                                            -----------     ------------
            Net income applicable to common stock           $ 5,369,000     $  5,648,000
                                                            -----------     ------------
            Average common shares outstanding                17,337,452       17,429,648
                                                            -----------     ------------
            Earnings per common share - basic               $      0.31     $       0.32
                                                            ===========     ============

                                                                2005            2004
                                                            -----------     ------------
DILUTED
            Net income                                      $ 5,369,000     $  5,648,000
            Less preferred dividends                                  -                -
                                                            -----------     ------------
            Net income applicable to common stock           $ 5,369,000     $  5,648,000
                                                            -----------     ------------
            Average common shares outstanding                17,337,452       17,429,648
            Stock option adjustment                              74,490           71,047
                                                            -----------     ------------
            Average common shares outstanding - diluted      17,411,942       17,500,695
                                                            -----------     ------------
            Earnings per common share - diluted             $      0.31     $       0.32
                                                            ===========     ============

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

The calculation of net income per common share for the six months ended June 30 is as follows:

                                                                2005            2004
                                                            -----------     ------------
BASIC
            Net income                                      $10,248,000     $ 11,048,000
            Less preferred dividends                                  -                -
                                                            -----------     ------------
            Net income applicable to common stock           $10,248,000     $ 11,048,000
                                                            -----------     ------------
            Average common shares outstanding                17,417,283       17,465,455
                                                            -----------     ------------
            Earnings per common share - basic               $      0.59     $       0.63
                                                            ===========     ============

                                                                2005            2004
                                                            -----------     ------------
DILUTED
            Net income                                      $10,248,000     $ 11,048,000
            Less preferred dividends                                  -                -
                                                            -----------     ------------
            Net income applicable to common stock           $10,248,000     $ 11,048,000
                                                            -----------     ------------
            Average common shares outstanding                17,417,283       17,465,455
            Stock option adjustment                              85,558           69,009
                                                            -----------     ------------
            Average common shares outstanding - diluted      17,502,841       17,534,464
                                                            -----------     ------------
            Earnings per common share - diluted             $      0.59     $       0.63
                                                            ===========     ============

The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

                                                     Weighted Average
                                         Shares       Exercise Price
                                         -------     ----------------
Options Outstanding, January 1, 2005     433,787     $          15.22
Granted                                  136,000                23.40
Exercised                                 71,348                14.21
Cancelled                                      -                    -
                                         =======     ================
Options Outstanding, June 30, 2005       498,439     $          17.60
                                         =======     ================
Options Exercisable, June, 2005          195,289     $          15.39
                                         =======     ================

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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

Loans consist of the following (000s omitted):

                                                         June 30,    December 31,
                                                           2005          2004
                                                         --------    -----------
Real estate loans                                        $792,339    $   774,670
Loans to finance agricultural production and
        other loans to farmers                              3,541          2,333
Commercial and industrial loans                            94,015         88,035
Loans to individuals for household, family,
        and other personal expenditures                    76,858         81,119
All other loans (including overdrafts)                      1,775          1,297
                                                         --------    -----------
               Total loans, gross                         968,528        947,454
               Less: Deferred loan fees                     1,593          1,573
                                                         --------    -----------
               Total loans, net of deferred loan fees     966,935        945,881
               Less: Allowance for loan losses             12,575         13,800
                                                         --------    -----------
                                                         $954,360    $   932,081
                                                         ========    ===========

Loans are placed in a nonaccrual status when, in the opinion of Management, the collection of additional interest is doubtful. All loan relationships over $250,000 that are classified by Management as nonperforming are reviewed for impairment. Allowances for loans determined to be impaired are included in the allowance for loan losses. All cash received on nonaccrual loans is applied to the principal balance. Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due, restructured loans, real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure, and investment securities that are 90 days or more past due on the interest or principal payments.

The following table summarizes nonperforming assets (000's omitted):

                                       June 30,   December 31,
                                         2005         2004
                                       --------   ------------
Nonaccrual loans                       $ 27,990   $     29,015
Loans 90 days past due                       48            230
Restructured loans                        2,035          3,715
                                       --------   ------------
        Total nonperforming loans      $ 30,073   $     32,960

Other real estate owned                   5,068          6,958
                                       --------   ------------
        Total nonperforming assets     $ 35,141   $     39,918
                                       ========   ============

Nonperforming assets to total assets       2.22%          2.57%
Allowance for loan losses to
   nonperforming assets                   35.78%         34.57%

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):

                                     June 30,    December 31,
                                       2005          2004
                                     --------    ------------
Balance beginning of year            $ 13,800      $ 14,500
Provision for loan losses               1,200         2,491
Loans charged off                      (3,342)       (4,447)
Transfer to establish reserve for
        unfunded loan commitments        (275)            -
Recoveries                              1,192         1,256
                                     --------      --------
Balance end of period                $ 12,575      $ 13,800
                                     ========      ========

For each period, the provision for loan losses in the income statement is based on Management's estimate of the amount required to maintain an adequate Allowance for Loan Losses.

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

The provision for loan losses increases the Allowance for Loan Losses, a valuation account which is netted against loans on the consolidated statements of condition. When it is determined that a customer will not repay a loan, the loan is charged off, reducing the Allowance for Loan Losses. If, subsequent to a charge off, the Bank is able to collect additional amounts from the customer or sell collateral worth more than earlier estimated, a recovery is recorded.

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

5. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of June 30, 2005 and December 31, 2004 (000's omitted):

                                                June 30, 2005           December 31, 2004
                                          ---------------------------------------------------
                                          Amortized    Estimated     Amortized    Estimated
                                             Cost     Market Value      Cost     Market Value
                                          ---------   ------------   ---------   ------------
Held to Maturity

Obligations of U.S. Government Agencies   $      19   $         20   $     527   $        578
Obligations of States and Political
          Subdivisions                       75,136         76,706      80,622         82,636
Other Securities                                  -              -       2,992          3,074
                                          ---------   ------------   ---------   ------------
                                          $  75,155   $     76,726   $  84,141   $     86,288
                                          =========   ============   =========   ============

                                                June 30, 2005           December 31, 2004
                                          ---------------------------------------------------
                                          Amortized    Estimated     Amortized    Estimated
                                             Cost     Market Value      Cost     Market Value
                                          ---------   ------------   ---------   ------------
Available for Sale

Obligations of U.S. Government Agencies   $ 346,073   $    346,068   $ 315,410   $    314,381
Obligations of States and Political
          Subdivisions                       30,331         31,097      28,635         29,187
Other Securities                             60,161         60,481      64,472         64,785
                                          ---------   ------------   ---------   ------------
                                          $ 436,565   $    437,646   $ 408,517   $    408,353
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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

                                                                 CONTRACTUAL AMOUNT
                                                              JUNE 30,    DECEMBER 31,
                                                                2005          2004
                                                              --------    ------------
Commitments to extend credit:
      Unused portion of commercial lines of credit            $119,495    $    123,739
      Unused portion of credit card lines of credit              7,132           7,265
      Unused portion of home equity lines of credit             22,662          23,709
Standby letters of credit and financial guarantees written      16,555          16,449

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

                               FINANCIAL CONDITION

During the first half of 2005, the Bank's deposits increased only $5.5 million, or 0.5%. During that same period, total loans increased $21.1 million, or 2.2% and total assets increased $31.2 million, or 2%. In addition to the deposit growth, the loan and asset growth was funded by an increase of $24.5 million, or 8.6% in borrowed funds. The Bank is the depository for several municipalities which collect taxes beginning in December each year. This typically results in an increase in deposit and asset totals near year end. These deposits gradually decrease until early in the second quarter and deposit growth resumes later in the second quarter. Loan growth was negatively impacted by the sale of a $3 million portion of a commercial account, the sale of $7 million of fixed rate mortgage loans, the mutually agreeable exit of a large residential land development account, and a $3 million reduction in non-performing loans. After a decline in the fourth quarter of 2004, the loan pipeline returned to a normal level in the second quarter of 2005. Loan growth remains strong in the downriver market, with commercial growth there of $8 million, or 7.5% in the second quarter of 2005.

The bank has continued its effort to expand into the southern Wayne County, Michigan market, opening its fifth Wayne County branch in the second quarter of 2005. Deposits in this market now exceed $80 million and approximately one half of our commercial loan volume is generated in Wayne County.

Management believes that the quality of the loan portfolio is continuing to improve. Nonperforming assets ("NPAs") decreased $4.8 million, or 12% since year end as we continue to work out the existing NPAs and improved lending practices have resulted in a reduction of the amount of new NPAs being identified. Most of the bank's lending is secured by real estate, which allows us to maintain a lower ratio of Allowance for Loan Losses to NPAs compared to other banks. Net charge offs in the first half were $2.2 million, which includes liquidating three significant non-performing credits for a loss of $1.9 million in the first quarter. In each of the three cases, the charge off was within the specified allocation of the Allowance for Loan Losses, which provides support that our allowance analysis methodology is effective. We may reduce the Allowance further in the third quarter of 2005 as a non-performing loan may be partially charged off prior to its transfer to Other Real Estate Owned. We do not expect the amount charged off to exceed the specified allocation for that individual credit relationship. Furthermore, we plan to liquidate some of our Other Real Estate Owned in the second half of 2005.

       RESULTS OF OPERATIONS - SECOND QUARTER 2005 VS. SECOND QUARTER 2004

A comparison of the income statements for the three months ended June 30, 2005 and 2004 shows a decrease of $293,000, or 2.3% in Net Interest Income. Interest income on loans and investments increased $2.7 million, or 13.9% and interest expense increased $3.0 million, or 47.3%. Average loans outstanding increased $48.0 million and the average yield on those loans increased from 6.18% to 6.61%, resulting in an increase of $1.8 million in interest and fees on loans. The fed rate increases that began late in the second quarter of 2004 and continued through the second quarter of 2005 had a positive impact on our income as our loan portfolio contains approximately $275 million of variable rate, prime indexed loans. Average investments and fed funds sold increased $53.3 million and the yield increased from 4.49% to 4.72%. Longer term market interest rates have not increased as much as short term rates, limiting the amount of improvement in our fixed rate loan and investment yields.

Average deposits increased 7.4% from $1.03 billion in the second quarter of 2004 to $1.10 billion in the second quarter of 2005. At the same time the average cost of these deposits increased from 1.34% to 1.99%. The result was a 60.1% increase in Interest on Deposits from $3.4 million to $5.5 million. Average borrowed funds increased from $283.0 million in the second quarter of 2004 to $308.7 million in the second quarter of 2005, while the average cost of these borrowings increased from 4.02% to 4.86%. This increase in the cost of the borrowed funds was due to the increases in the fed funds rate and the repricing of $123 million of Federal Home Loan Bank advances that are indexed to three month LIBOR. The cost of deposits also increased slightly compared to the second quarter of 2004 as customers continued to shift funds into higher yielding, longer term certificates of deposit and we increased our use of brokered CDs as a source of longer term funding. Rising market rates are expected to cause our deposit costs to continue to increase in the third quarter. We also expect to experience an increase in the cost of borrowed funds as higher short term rates impact our LIBOR based variable rate FHLB borrowings and federal funds borrowed.

The Provision for Loan Losses was unchanged from the second quarter of 2004 at $600,000. Net charge offs decreased from $384,000 in 2004 to $65,000 in 2005.
Although our Allowance for Loan Losses decreased from 1.62% of loans at June 30, 2004 to 1.30% at June 30, 2005, our analysis indicates that the Allowance for Loan Losses is adequate to cover the losses expected in our portfolio. We believe that we will be able to maintain the adequacy of the allowance without significantly increasing the provision for loan losses.

Non interest income increased 9.0%. The table below summarizes the changes in the components of non interest income (000s omitted) for the quarters ended:

                                                  June 30,    June 30,
                                                    2005        2004       % Change
                                                  --------    --------     --------
Trust Income                                      $  1,024    $    921         11.2%
Deposit Account Service Charges                        291         412        -29.4%
Other Deposit Account Related Fees                   1,178         960         22.7%
Origination Fees/Gains on Loans Sold                   198         169         17.2%
Gains (Losses) on Securities Transactions              123          11       1018.2%
BOLI Earnings                                          274         379        -27.7%
Other Income                                           576         509         13.2%
                                                  --------    --------     --------
                                                  $  3,664    $  3,361          9.0%

Trust Income improved due to improvements in the market values of trust accounts and increases in the fees charged. The decrease in Deposit Account Service Charges was due to the introduction of our free checking product in the second quarter of 2004. The introduction of this product has resulted in an increase in non interest bearing transaction accounts and contributed to the increase in Other Deposit Account Related Fees, which primarily consists of NSF and Stop Payment fees. Origination Fees and Gains on Mortgage Loans Sold increased as the low mortgage rates and strong housing market have kept mortgage loan activity strong. The income from Bank Owned Life Insurance policies decreased as the yields on the policies owned began to decline in the fourth quarter of 2004.

Salaries and Employee Benefits increased $381,000, or 8.5%, as the number of full time equivalent employees increased 9.3% from 387 to 423. The increase in the number of employees is attributed to three factors. The retail staff increased due to the addition of two branches in the downriver market, seasonal staffing to cover summer vacations was larger in 2005, and additional temporary staffing to cover employees on temporary leaves of absence was also higher. We expect the number of full time equivalent employees to decrease slightly in the third quarter. Occupancy Expense increased $146,000, or 21.2%, due to the Bank's expansion into the southern Wayne County area, the replacement of the Temperance branch in 2004, and the acceleration of depreciation expense on a parking lot in downtown Monroe that will become the site of the company's new headquarters. Other Expenses decreased $312,000, or 11.1% primarily due to a gain of $394,000 on the sale of an Other Real Estate Owned property in the second quarter of 2005. Excluding OREO activity, Other Expenses increased $124,000, or 4.9%. Core non interest expenses were consistent with our expectations for the quarter, and we do not expect them to increase significantly during the second half of 2005.

As a result of the above activity, Income Before Provision for Income Taxes decreased $205,000, or 2.6%. The Provision for Income Taxes increased $74,000, or 3.5%, and reflects an effective tax rate of 28.8% compared to the effective tax rate of 27.1% in the second quarter of 2004. The increase in the cost of funds and the decrease in tax exempt interest income caused the increase in the effective tax rate. Net Income decreased $279,000, or 4.9% compared to the second quarter of 2005.

         RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 VS. 2004

A comparison of the income statements for the six months ended June 30, 2005 and 2004 shows a decrease of $311,000, or 1.2% in Net Interest Income. Interest income on loans and investments increased $5.0 million, or 13.3% and interest expense increased $5.3 million, or 43.8%. Average loans outstanding increased $62.6 million and the average yield on those loans increased from 6.21% to 6.52%, resulting in an increase of $3.2 million in interest and fees on loans. The fed rate increases that began late in the second quarter of 2004 and continued through the second quarter of 2005 had a positive impact on our interest income as our loan portfolio contains approximately $275 million of variable rate, prime indexed loans. Average investments and fed funds sold increased $55.2 million and the yield increased from 4.26% to 4.63%. Longer term market interest rates have not increased as much as short term rates, limiting the amount of improvement in our fixed rate loan and investment yields.

Average deposits for the first six months of 2005 increased $81.8 million, or 8.0% compared to the first half of 2004. At the same time the average cost of these deposits increased from 1.30% to 1.88%. The result was a 56.1% increase in Interest on Deposits from $6.7 million to $10.4 million. Average borrowed funds increased from $267.7 million in the first six months of 2004 to $298.4 million in the first six months of 2005, while the average cost of these borrowings increased from 4.14% to 4.81%. This increase in the cost of the borrowed funds was due to the increases in the fed funds rate and the quarterly repricing of $123 million of Federal Home Loan Bank advances that are indexed to three month LIBOR. The cost of deposits also increased slightly compared to the first six months of 2004 as customers continued to shift funds into higher yielding, longer term certificates of deposit and we increased our use of brokered CDs as a source of longer term funding. Rising market rates are expected to cause our deposit costs to continue to increase in the second half of 2005. We also expect to experience an increase in the cost of borrowed funds as higher short term rates impact our LIBOR based variable rate FHLB borrowings and federal funds borrowed.

The Provision for Loan Losses was unchanged from the first six months of 2004 at $1.2 million. Net charge offs increased from $724,000 in 2004 to $2,150,000 in 2005. Although our Allowance for Loan Losses decreased from 1.62% of loans at June 30, 2004 to 1.30% at June 30, 2005, our analysis indicates that the Allowance for Loan Losses is adequate to cover the losses expected in our portfolio. We believe that we will be able to maintain the adequacy of the allowance without significantly increasing the provision for loan losses.

Non interest income increased 7.9%. The table below summarizes the changes in the components of non interest income (000s omitted) for the six months ended:

                                                  June 30,    June 30,
                                                    2005        2004       % Change
                                                  --------    --------     --------
Trust Income                                      $  2,087    $  1,735         20.3%
Deposit Account Service Charges                        607         822        -26.2%
Other Deposit Account Related Fees                   2,169       1,828         18.7%
Origination Fees on Loans Sold                         304         329         -7.6%
Gains on Securities Transactions                       286         118        142.4%
BOLI Earnings                                          548         765        -28.4%
Other Income                                         1,109         990         12.0%
                                                  --------    --------        -----
                                                  $  7,110    $  6,587          7.9%

Trust Income improved due to improvements in the market values of trust accounts and increases in the fees charged. The decrease in Deposit Account Service Charges was due to the introduction of our free checking product in the second quarter of 2004. The introduction of this product has resulted in an increase in non interest bearing transaction accounts and contributed to the increase in Other Deposit Account Related Fees, which primarily consists of NSF and Stop Payment fees. Although the low mortgage rates and strong housing market have kept mortgage loan activity strong, the Origination Fees and Gains on Mortgage Loans Sold decreased slightly as refinance activity decreased slightly. The income from Bank Owned Life Insurance policies decreased as the yields on the policies owned began to decline in the fourth quarter of 2004.

Salaries and Employee Benefits increased $565,000, or 6.3%, as the number of full time equivalent employees increased 9.3% from 387 to 423. The annual incentive compensation is based on corporate earnings performance compared to our goal. During the first six months of 2005 our earnings performance was below our goal, and as a result, the amount of incentive payment accrued was $131,000 less than the amount accrued in the first six months of 2004. Occupancy Expense increased $287,000, or 19.2%, due to the Bank's expansion into the southern Wayne County area, the replacement of the Temperance branch in 2004, and the acceleration of depreciation expense on a parking lot in downtown Monroe that will become the site of the company's new headquarters. Other Expenses increased $203,000, or 3.8% compared to the first six months of 2004. We do not expect core non interest expenses to increase significantly during the second half of 2005 as compared to the first half of 2005.

As a result of the above activity, Income Before Provision for Income Taxes decreased $843,000, or 5.6%. The Provision for Income Taxes decreased $43,000, or 1.1%, and reflects an effective tax rate of 28.3% compared to the effective tax rate of 27.0% in the first six months of 2004. The increase in the cost of funds and the decrease in tax exempt interest income caused the increase in the effective tax rate. Net Income decreased $800,000, or 7.2% compared to the second quarter of 2004.

                              LIQUIDITY AND CAPITAL

The Corporation has maintained sufficient liquidity to fund its loan growth and allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds lines that have been established with correspondent banks, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of June 30, 2005, the Bank utilized $256.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and $24.5 million of its $110 million of federal funds lines with its correspondent banks.

Total stockholders' equity of the Corporation was $157.1 million at June 30, 2005 and $155.3 million at December 31, 2004. The ratio of equity to assets was 9.9% at June 30, 2005 and 10.0% at December 31, 2004. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Corporation:

                                                                          Minimum to be Well
                              June 30, 2005        December 31, 2004         Capitalized
                              -------------        -----------------      ------------------
Leverage Capital                   9.9%                   10.0%                    5.0%
Tier 1 Risk Based Capital         14.2%                   14.3%                    6.0%
Total Risk Based Capital          15.4%                   15.6%                   10.0%

At June 30, 2005 and December 31, 2004, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout the first six months of 2005, the estimated variability of the net interest income was within the Bank's established policy limits.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout the first six months of 2005, the estimated variability of the economic value of equity was within the Bank's established policy limits.

The Bank's interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. The

following table summarizes the repurchase activity of the Company's stock during the three months ended June 30, 2005:

                                                                       Total Number of          Maximum Number of
                                                                     Shares Purchased as       Shares that May Yet
                                   Total Number of      Average       Part of Publicly         Be Purchased Under
                                       Shares         Price Paid     Announced Plans or           the Plans or
                                      Purchased        per Share          Programs                  Programs
                                   ---------------    ----------     -------------------       -------------------
April 1, 2005 - April 30, 2005         140,000        $   19.30          140,000                   1,805,000
May 1, 2005 - May 31, 2005              60,000        $   19.08           60,000                   1,745,000
June 1, 2005 - June 30, 2005                 -        $       -                -                   1,745,000
                                       -------        ---------          -------                   ---------
Total                                  200,000        $   19.23          200,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of MBT Financial Corp. was held on May 5, 2005. The following directors were elected to a new term of office:

        Peter H. Carlton
        H. Douglas Chaffin
        Joseph S. Daly
        Thomas M. Huner
        Rocque E. Lipford
        William D. McIntyre, Jr.
        Michael J. Miller
        Philip P. Swy
        Karen M. Wilson

The Annual Meeting of Shareholders of MBT Financial Corp. was held for the following purposes:

      1.    To elect a Board of Directors for the ensuing year;

      2. To transact such other business as may properly come before the meeting or any adjournment thereof.

The results of the voting are as follows:

Proposal 1, Election of Directors:

                                                  Withhold
                                  For             Authority
                               ----------         ---------
Peter H. Carlton                9,938,741           392,380
H. Douglas Chaffin             10,158,640           172,481
Joseph S. Daly                 10,151,251           179,870
Thomas M. Huner                10,071,553           259,568
Rocque E. Lipford               7,582,965         2,748,156
William D. McIntyre, Jr.        9,011,748         1,319,373
Michael J. Miller              10,135,123           195,998
Philip P. Swy                   9,995,034           336,087
Karen M. Wilson                 9,970,615           360,506

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

                                                 MBT Financial Corp.
                                                 ---------------------------
                                                 (Registrant)

August 3, 2005                                   /s/ H. Douglas Chaffin
--------------                                   ---------------------------
Date                                             H. Douglas Chaffin
                                                 President &
                                                 Chief Executive Officer

August 3, 2005                                   John L. Skibski
--------------                                   ---------------------------
Date                                             John L. Skibski
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number      Description of Exhibits
--------------      -----------------------
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