Form 10-Q
period 2005-09-30
MBT FINANCIAL CORP
filed 2005-11-04
CIK 1118237

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of November 3, 2005, there were 17,198,623 shares of the Corporation's Common Stock outstanding.

================================================================================

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               MBT FINANCIAL CORP.
                     CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        2005            2004
                                                   -------------   ------------
Dollars in thousands

ASSETS
Cash and Cash Equivalents
   Cash and due from banks                          $   28,399      $   20,540
   Federal funds sold                                    1,000          14,000
                                                    ----------      ----------
      Total cash and cash equivalents                   29,399          34,540
Securities - Held to Maturity                           75,528          84,141
Securities - Available for Sale                        444,686         408,353
Federal Home Loan Bank stock - at cost                  13,221          12,947
Loans held for sale                                        640             778
Loans - Net                                            959,731         931,303
Accrued interest receivable and other assets            62,714          58,047
Premises and Equipment - Net                            24,367          22,170
                                                    ----------      ----------
      Total assets                                  $1,610,286      $1,552,279
                                                    ==========      ==========
LIABILITIES
Deposits:
   Non-interest bearing                             $  151,376      $  149,469
   Interest-bearing                                    994,035         951,242
                                                    ----------      ----------
      Total deposits                                 1,145,411       1,100,711
Federal Home Loan Bank advances                        256,500         256,500
Federal funds purchased                                 10,200              --
Repurchase agreements                                   35,000          30,000
Interest payable and other liabilities                   8,956           9,722
                                                    ----------      ----------
      Total liabilities                              1,456,067       1,396,933
                                                    ----------      ----------
STOCKHOLDERS' EQUITY
Common stock (no par value)                                 --              --
Additional paid-in capital                              15,836          19,806
Retained Earnings                                      139,968         135,647
Accumulated other comprehensive income (loss)           (1,585)           (107)
                                                    ----------      ----------
      Total stockholders' equity                       154,219         155,346
                                                    ----------      ----------
      Total liabilities and stockholders' equity    $1,610,286      $1,552,279
                                                    ==========      ==========

    The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------
                                                       2005      2004
                                                     -------   -------
Dollars in thousands, except per share data

INTEREST INCOME
Interest and fees on loans                           $16,841   $14,888
Interest on investment securities-
   Tax-exempt                                          1,242     1,398
   Taxable                                             5,037     4,458
Interest on federal funds sold                            57        --
                                                     -------   -------
      Total interest income                           23,177    20,744
                                                     -------   -------
INTEREST EXPENSE
Interest on deposits                                   6,218     3,904
Interest on borrowed funds                             3,846     3,213
                                                     -------   -------
      Total interest expense                          10,064     7,117
                                                     -------   -------

NET INTEREST INCOME                                   13,113    13,627
PROVISION FOR LOAN LOSSES                              4,100       600
                                                     -------   -------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                              9,013    13,027
                                                     -------   -------

OTHER INCOME
Income from trust services                             1,045       953
Service charges and other fees                         1,555     1,423
Net gain (loss) on sales of securities                   (13)       (2)
Other                                                  1,096     1,022
                                                     -------   -------
      Total other income                               3,683     3,396
                                                     -------   -------

OTHER EXPENSES
Salaries and employee benefits                         4,368     4,437
Occupancy expense                                        723       695
Other                                                  3,932     2,893
                                                     -------   -------
         Total other expenses                          9,023     8,025
                                                     -------   -------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                       3,673     8,398
PROVISION FOR INCOME TAXES                             1,102     2,289
                                                     -------   -------
NET INCOME                                           $ 2,571   $ 6,109
                                                     =======   =======
BASIC EARNINGS PER COMMON SHARE                      $  0.15   $  0.35
                                                     =======   =======
DILUTED EARNINGS PER COMMON SHARE                    $  0.15   $  0.35
                                                     =======   =======
COMMON STOCK DIVIDENDS DECLARED PER SHARE            $  0.17   $  0.16
                                                     =======   =======

    The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------
                                                       2005      2004
                                                     -------   -------
Dollars in thousands, except per share data

INTEREST INCOME
Interest and fees on loans                           $47,595   $42,401
Interest on investment securities-
   Tax-exempt                                          3,764     4,258
   Taxable                                            14,468    11,893
Interest on federal funds sold                           188         2
                                                     -------   -------
      Total interest income                           66,015    58,554
                                                     -------   -------

INTEREST EXPENSE
Interest on deposits                                  16,623    10,570
Interest on borrowed funds                            10,966     8,733
                                                     -------   -------
      Total interest expense                          27,589    19,303
                                                     -------   -------
NET INTEREST INCOME                                   38,426    39,251
PROVISION FOR LOAN LOSSES                              5,300     1,800
                                                     -------   -------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                             33,126    37,451
                                                     -------   -------
OTHER INCOME
Income from trust services                             3,132     2,688
Service charges and other fees                         4,331     4,073
Net gain on sales of securities                          273       116
Other                                                  3,057     3,106
                                                     -------   -------
      Total other income                              10,793     9,983
                                                     -------   -------

OTHER EXPENSES
Salaries and employee benefits                        13,915    13,419
Occupancy expense                                      2,507     2,192
Other                                                  9,540     8,298
                                                     -------   -------
      Total other expenses                            25,962    23,909
                                                     -------   -------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                      17,957    23,525
PROVISION FOR INCOME TAXES                             5,138     6,368
                                                     -------   -------
NET INCOME                                           $12,819   $17,157
                                                     =======   =======
BASIC EARNINGS PER COMMON SHARE                      $  0.74   $  0.98
                                                     =======   =======
DILUTED EARNINGS PER COMMON SHARE                    $  0.74   $  0.98
                                                     =======   =======
COMMON STOCK DIVIDENDS DECLARED PER SHARE            $  0.49   $  0.46
                                                     =======   =======

    The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                                                                                    2005        2004
                                                                                 ---------   ---------
Dollars in thousands

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                       $  12,819   $  17,157
Adjustments to reconcile net income to net cash from operating activities
   Depreciation                                                                      2,172       1,982
   Provision for loan losses                                                         5,300       1,800
   (Increase) decrease in net deferred Federal income tax asset                        300        (455)
   Net amortization of investment premium and discount                                 160         448
   Net increase (decrease) in interest payable and other liabilities                  (582)      4,650
   Net (increase) decrease in interest receivable and other assets                  (9,808)     (4,997)
   Net gain on sales of securities                                                    (273)       (116)
   Increase in cash surrender value of life insurance                                 (824)     (1,128)
                                                                                 ---------   ---------
      Net cash provided by operating activities                                  $   9,264   $  19,341
                                                                                 ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities held to
   maturity                                                                      $  14,366   $  18,760
Proceeds from maturities and redemptions of investment securities
   available for sale                                                               48,915      43,838
Proceeds from sales of investment securities held to maturity                        2,994          --
Proceeds from sales of investment securities available for sale                     58,625      61,238
Net increase in loans                                                              (33,590)    (82,857)
Proceeds from sales of other real estate owned                                       6,614       6,314
Proceeds from sales of other assets                                                    101          26
Purchase of investment securities held to maturity                                  (9,262)     (7,630)
Purchase of investment securities available for sale                              (145,921)   (122,858)
Purchase of bank premises and equipment                                             (4,637)     (4,264)
                                                                                 ---------   ---------
      Net cash used for investing activities                                     $ (61,795)  $ (87,433)
                                                                                 ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                              $  44,700   $  33,309
Net increase in Federal funds purchased                                             10,200        (800)
Net increase in Federal Home Loan Bank borrowings                                       --      28,500
Net increase in Repurchase Agreements                                                5,000      21,000
Proceeds from issuance of common stock                                               1,200       1,095
Repurchase of common stock                                                          (5,354)     (2,565)
Dividends paid                                                                      (8,356)     (7,862)
                                                                                 ---------   ---------
      Net cash provided by financing activities                                  $  47,390   $  72,677
                                                                                 ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             $  (5,141)  $   4,585
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    34,540      22,525
                                                                                 ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  29,399   $  27,110
                                                                                 =========   =========

    The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

                                                                             ACCUMULATED
                                                    ADDITIONAL                  OTHER
                                                      PAID-IN    RETAINED   COMPREHENSIVE
                                                      CAPITAL    EARNINGS   INCOME (LOSS)     TOTAL
                                                    ----------   --------   -------------   ---------
Dollars in thousands

BALANCE - JANUARY 1, 2005                            $19,806     $135,647      $  (107)     $155,346
Repurchase of Common Stock (275,100 shares)           (5,354)          --           --        (5,354)
Issuance of Common Stock
   Stock options exercised (76,848 shares)             1,093           --           --         1,093
   Other stock issued (5,336 shares)                     107           --           --           107

Tax benefit from exercise of options                     184           --                        184
Dividends declared ($0.49 per share)                      --       (8,498)          --        (8,498)
Comprehensive income:
   Net income                                             --       12,819           --        12,819
   Change in net unrealized loss on securities
   available for sale - Net of tax effect of $796         --           --       (1,478)       (1,478)
                                                     -------     --------      -------      ---------
      Total Comprehensive Income                          --       12,819       (1,478)       11,341
                                                     -------     --------      -------      ---------
BALANCE - SEPTEMBER 30, 2005                         $15,836     $139,968      $(1,585)     $154,219
                                                     =======     ========      =======      =========

    The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The unaudited consolidated financial statements include the accounts of MBT Financial Corp. (the "Corporation") and its subsidiary, Monroe Bank & Trust (the "Bank"). The Bank includes the accounts of its wholly owned subsidiaries, MBT Credit Company, Inc. and MB&T Financial Services, Inc. The Bank operates twenty branches in Monroe County, Michigan and five branches in Wayne County, Michigan. MBT Credit Company, Inc. operates a mortgage loan office in Monroe County. The Bank's primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Corporation's sole business segment is community banking.

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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

The Company's as reported and pro forma earnings information for the quarter and nine months ended September 30 were as follows:

                                              Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                              ----------------------------   ---------------------------
                                                     2005     2004                  2005      2004
                                                    ------   ------               -------   -------
Dollars in thousands, except per share data
   Net Income as Reported                           $2,571   $6,109               $12,819   $17,157
   Pro Forma Adjustment
      Due to Stock Options                            (115)     (64)                 (345)     (302)
                                                    ------   ------               -------   -------
   Pro Forma Net Income                             $2,456   $6,045               $12,474   $16,855
                                                    ======   ======               =======   =======
Earnings per Share as Reported
   Basic                                            $ 0.15   $ 0.35               $  0.74   $  0.98
   Diluted                                          $ 0.15   $ 0.35               $  0.74   $  0.98
Pro Forma Earnings per Share
   Basic                                            $ 0.14   $ 0.34               $  0.72   $  0.97
   Diluted                                          $ 0.14   $ 0.34               $  0.71   $  0.96

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

2. EARNINGS PER SHARE

The calculation of net income per common share for the three months ended September 30 is as follows:

                                                     2005          2004
                                                 -----------   -----------
BASIC
   Net income                                    $ 2,571,000   $ 6,109,000
   Less preferred dividends                               --            --
                                                 -----------   -----------
   Net income applicable to common stock         $ 2,571,000   $ 6,109,000
                                                 -----------   -----------
   Average common shares outstanding              17,282,699    17,419,214
                                                 -----------   -----------
   Earnings per common share - basic             $      0.15   $      0.35
                                                 ===========   ===========

                                                     2005          2004
                                                 -----------   -----------
DILUTED
   Net income                                    $ 2,571,000   $ 6,109,000
   Less preferred dividends                               --            --
                                                 -----------   -----------
   Net income applicable to common stock         $ 2,571,000   $ 6,109,000
                                                 -----------   -----------
   Average common shares outstanding              17,282,699    17,419,214
   Stock option adjustment                            83,650       101,724
                                                 -----------   -----------
   Average common shares outstanding - diluted    17,366,349    17,520,938
                                                 -----------   -----------
   Earnings per common share - diluted           $      0.15   $      0.35
                                                 ===========   ===========

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

The calculation of net income per common share for the nine months ended September 30 is as follows:

                                                     2005          2004
                                                 -----------   -----------
BASIC
   Net income                                    $12,819,000   $17,157,000
   Less preferred dividends                               --            --
                                                 -----------   -----------
   Net income applicable to common stock         $12,819,000   $17,157,000
                                                 -----------   -----------
   Average common shares outstanding              17,371,928    17,449,930
                                                 -----------   -----------
   Earnings per common share - basic             $      0.74   $      0.98
                                                 ===========   ===========

                                                     2005          2004
                                                 -----------   -----------
DILUTED
   Net income                                    $12,819,000   $17,157,000
   Less preferred dividends                               --            --
                                                 -----------   -----------
   Net income applicable to common stock         $12,819,000   $17,157,000
                                                 -----------   -----------
   Average common shares outstanding              17,371,928    17,449,930
   Stock option adjustment                            84,409        81,295
                                                 -----------   -----------
   Average common shares outstanding - diluted    17,456,337    17,531,225
                                                 -----------   -----------
   Earnings per common share - diluted           $      0.74   $      0.98
                                                 ===========   ===========

The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

                                                    Weighted Average
                                           Shares    Exercise Price
                                          -------   ----------------
Options Outstanding, January 1, 2005      433,787        $15.22
Granted                                   136,000         23.40
Exercised                                  76,848         14.23
Cancelled                                      --            --
                                          -------        ------
Options Outstanding, September 30, 2005   492,939        $17.63
                                          -------        ------
Options Exercisable, September 30, 2005   189,789        $15.42
                                          =======        ======

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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

Loans consist of the following (000s omitted):

                                               September 30,   December 31,
                                                    2005           2004
                                               -------------   ------------
Real estate loans                                 $802,052       $774,670
Loans to finance agricultural production and
   other loans to farmers                            3,859          2,333
Commercial and industrial loans                     92,955         88,035
Loans to individuals for household, family,
   and other personal expenditures                  75,185         81,119
All other loans (including overdrafts)                 541          1,297
                                                  --------       --------
      Total loans, gross                           974,592        947,454
      Less: Deferred loan fees                       1,656          1,573
                                                  --------       --------
      Total loans, net of deferred loan fees       972,936        945,881
      Less: Allowance for loan losses               12,565         13,800
                                                  --------       --------
                                                  $960,371       $932,081
                                                  ========       ========

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

The following table summarizes nonperforming assets (000's omitted):

                                       September 30,   December 31,
                                            2005           2004
                                       -------------   ------------
Nonaccrual loans                          $14,872        $29,015
Loans 90 days past due                        100            230
Restructured loans                          2,731          3,715
                                          -------        -------
   Total nonperforming loans              $17,703        $32,960
Other real estate owned                     8,894          6,958
                                          -------        -------
   Total nonperforming assets             $26,597        $39,918
                                          =======        =======

Nonperforming assets to total assets         1.65%          2.57%
Allowance for loan losses to
   nonperforming assets                     47.24%         34.57%

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):

                                    September 30,   December 31,
                                         2005           2004
                                    -------------   ------------
Balance beginning of year              $13,800        $14,500
Provision for loan losses                5,300          2,491
Loans charged off                       (7,917)        (4,447)
Transfer to establish reserve for
   unfunded loan commitments              (275)            --
Recoveries                               1,657          1,256
                                       -------        -------
Balance end of period                  $12,565        $13,800
                                       =======        =======

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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

5. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of September 30, 2005 and December 31, 2004 (000's omitted):

                                             September 30, 2005          December 31, 2004
                                          ------------------------   ------------------------
                                          Amortized     Estimated    Amortized     Estimated
                                             Cost     Market Value      Cost     Market Value
                                          ---------   ------------   ---------   ------------
Held to Maturity
Obligations of U.S. Government Agencies    $    16       $    17      $   527       $   578
Obligations of States and Political
   Subdivisions                             75,512        76,733       80,622        82,636
Other Securities                                --            --        2,992         3,074
                                           -------       -------      -------       -------
                                           $75,528       $76,750      $84,141       $86,288
                                           =======       =======      =======       =======

                                             September 30, 2005          December 31, 2004
                                          ------------------------   ------------------------
                                          Amortized     Estimated    Amortized     Estimated
                                             Cost     Market Value      Cost     Market Value
                                          ---------   ------------   ---------   ------------
Available for Sale
Obligations of U.S. Government Agencies    $351,679     $348,605      $315,410     $314,381
Obligations of States and Political
   Subdivisions                              29,433       29,836        28,635       29,187
Other Securities                             66,140       66,245        64,472       64,785
                                           --------     --------      --------     --------
                                           $447,252     $444,686      $408,517     $408,353
                                           ========     ========      ========     ========

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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

                                                                  CONTRACTUAL AMOUNT
                                                             ----------------------------
                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                  2005           2004
                                                             -------------   ------------
Commitments to extend credit:
   Unused portion of commercial lines of credit                 $122,851       $123,739
   Unused portion of credit card lines of credit                   7,221          7,265
   Unused portion of home equity lines of credit                  21,958         23,709
Standby letters of credit and financial guarantees written        13,862         16,449

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

MBT Financial Corp. (the "Company) is a bank holding company with one subsidiary, Monroe Bank & Trust ("the Bank"). The Bank is a commercial bank with two wholly owned subsidiaries, MBT Credit Company, Inc. and MB&T Financial Services. MBT Credit Company, Inc. conducts lending operations for the Bank and MB&T Financial Services is an insurance agency which sells insurance policies to the Bank. At the end of the third quarter of 2005, the Bank closed its Frenchtown Mall branch. The Bank now operates 20 branch offices in Monroe County, Michigan and 5 offices in Wayne County, Michigan. The Bank's primary source of income is interest income on its loans and investments and its primary expense is interest expense on its deposits and borrowings.

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

Financial Condition

During the first nine months of 2005, the Bank's deposits increased $44.7 million, or 4.1%. This growth occurred as the Bank increased its use of brokered certificates of deposit from $39.2 million as of December 31, 2004 to $64.7 million as of September 30, 2005. The brokered deposits that were added have original maturities ranging from 6 months to 5 years, with a weighted average maturity of 2.4 years. These deposits were obtained in order to extend the duration of the Bank's liabilities as part of the Bank's interest rate risk management strategy. The remaining $19.2 million of deposit growth was generated in the Bank's existing markets.

Since December 31, 2004, total loans increased $27.1 million (2.9%), total cash and investments increased $22.6 million (4.1%), and total assets increased $58.0 million (3.7%). Loan growth was restricted by the Bank's efforts to reduce non performing loans, which decreased $15.3 million. Also, the Bank sold $7 million of fixed rate mortgage loans in the second quarter of 2005 in order to shorten the duration of the Bank's assets as a part of its interest rate risk management strategy. In addition to the deposit growth, the asset growth was funded by an increase of $15.2 million, or 5.3% in borrowed funds. The loan pipeline increased during the first three quarters of 2005 and loan growth is expected to increase in the fourth quarter and continue into 2006.

The Bank has continued its effort to expand into the southern Wayne County, Michigan market, opening its fifth Wayne County branch in the second quarter of 2005. Deposits in this market now exceed $80 million and approximately one half of our commercial loan volume is generated in Wayne County.

The quality of the loan portfolio is continuing to improve. Nonperforming assets ("NPAs") decreased $13.3 million or 33.4% since year end, in part due to net charge off of $6.3 million. Also, improved lending practices and underwriting standards have resulted in a reduction of the amount of new NPAs being added. Furthermore, we have reduced the amount of automobile and other loans to individuals and increased the amount of residential mortgage loans, including home equity loans. The Allowance for Loan and Lease Losses (ALLL) decreased $1.2 million since December 31, 2004 and is now 1.29% of loans, compared to 1.46% at year end. Due to the reduction of NPAs, the ALLL is now 47.24% of NPAs, an improvement of 12.67% from year end. Because a significant portion of the Bank's lending is secured by real estate, we believe that at this level the ALLL adequately estimates the losses in the loan portfolio. We expect asset quality to gradually improve over the next several quarters.

Results of Operations - Third Quarter 2005 vs. Third Quarter 2004

Net Interest Income - A comparison of the income statements for the three months ended September 30, 2005 and 2004 shows a decrease of $514,000, or 3.8% in Net Interest Income. Interest income on loans increased $2.0 million or 11.7% as the average loans outstanding increased $34.9 million and the average yield on loans increased from 6.34% to 6.89%. Interest income on investments and fed funds sold increased $480,000 as the average amount of investments and fed funds sold increased $23.1 million and the yield on these assets increased from 4.60% to 4.74%. The yields on assets increased slightly due to the increases in market interest rates. The shorter term market interest rates increased more rapidly than the longer term rates, which caused funding costs to rise faster than asset yields. The interest expense on deposits increased $2.3 million, or 59.3% as average deposits increased $77.1 million and the average cost of those deposits increased from 1.46% to 2.16%. The cost of borrowed funds increased $633,000 as the average amount of borrowed funds decreased $18.7 million while the average cost of the borrowings increased from 4.07% to 5.17%. The fed rate increases that began late in the second quarter of 2004 and continued through the third quarter of 2005 had a positive impact on our income as our loan portfolio contains approximately $275 million of variable rate, prime indexed loans and our investment portfolio contains about $50 million in LIBOR based floating rate securities. The increase in interest rates only affected short term rates, and this flattening of the yield curve prevented our loan and investment yields from increasing more.

Provision for Loan Losses - The Provision for Loan Losses increased significantly in the third quarter of 2005 as compared to the same period in 2004. Each quarter, the Bank conducts a review and analysis of its ALLL. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Management's concern about the strength of the regional economy and local real estate values prompted a decision to increase our provision expense from $600,000 to $4.1 million during the third quarter of 2005. This action was not taken as a response to a deterioration of any specific credit relationships. We believe that we will be able to return to our previous provision amount in the fourth quarter unless the regional economic conditions worsen.

Other Income - Non interest income for the third quarter of 2005 increased $287,000 or 8.5% compared to the same period of 2004. The table below compares the components of Other Income for the two quarters:

                                                Quarters Ended
                                            ---------------------
                                            9/30/2005   9/30/2004   % Change
                                            ---------   ---------   --------
(Dollars in Thousands)
Trust Income                                 $1,045      $  953        9.7%
Deposit Account Service Charges                 300         361      -16.9%
Other Deposit Account Related Fees            1,255       1,062       18.2%
Origination Fees/Gains on Loans Sold            232         131       77.1%
Gains (Losses) on Securities Transactions       (13)         (2)     550.0%
BOLI Earnings                                   276         362      -23.8%
Other Income                                    588         529       11.2%
                                             ------      ------      -----
                                             $3,683      $3,396        8.5%

Trust Income improved due to improvements in the market values of trust accounts and increases in the fees charged. The decrease in Deposit Account Service Charges was due to the introduction of our free checking product in 2004. The introduction of this product has resulted in an increase in non interest bearing transaction accounts and contributed to the increase in Other Deposit Account Related Fees, which primarily consists of NSF and Stop Payment fees. Origination Fees and Gains on Mortgage Loans Sold increased as the low mortgage rates have kept mortgage loan activity strong. The income from Bank Owned Life Insurance policies decreased as the yields on the policies owned began to decline in the fourth quarter of 2004.

Other Expenses - Total non interest expenses increased $1.0 million, or 12.4% compared to the third quarter of 2004. Salaries and Employee Benefits decreased $69,000, or 1.6%, even though the number of full time equivalent employees increased 4.2% from 404 to 421. The decrease in the expense is due to reduction in the incentive compensation accrual. The Bank pays its employees an annual incentive payment based on the Company's earnings performance compared to a goal. Through the third quarter 2005 the projected earnings for the year were below the goal, requiring reversal of $30,000 of previously accrued compensation expense. During the third quarter of 2004, the Bank accrued $266,000 for incentive compensation. As a result, the incentive compensation expense for the quarter decreased $296,000 compared to last year. Occupancy Expense increased $28,000, or 4.0%, compared to the third quarter of 2004. Other Expenses increased $1.0 million or 35.9% primarily due to losses of $789,000 on the sale of Other Real Estate Owned in the third quarter of 2005. Although $660,000 of that loss was on the sale of one unique property outside of the Bank's market area, Management decided to review the carrying values of its remaining OREO properties. This review resulted in the decision to write down the remaining properties by $569,000. Total OREO related expenses for the third quarter of 2005 increased $1.4 million compared to the same period in 2004. Core non interest expenses were consistent with our expectations for the quarter, and we do not expect them to increase significantly in the fourth quarter of 2005.

As a result of the above activity, Income Before Provision for Income Taxes decreased $4.7 million, or 56.3%. The Provision for Income Taxes decreased $1.2 million, or 51.9%, and reflects an effective tax rate of 30.0% compared to the effective tax rate of 27.3% in the third quarter of 2004. The increase in the cost of funds, the decrease in tax exempt interest income, and the decrease in BOLI earnings caused the increase in the effective tax rate. Net Income decreased $3.5 million, or 57.9% compared to the third quarter of 2004.

Results of Operations - September 30, 2005 YTD vs. September 30, 2004 YTD

Net Interest Income - A comparison of the income statements for the nine months ended September 30, 2005 and 2004 shows a decrease of $825,000, or 2.1% in Net Interest Income. Interest income on loans increased $5.2 million or 12.2% as the average loans outstanding increased $53.3 million and the average yield on loans increased from 6.26% to 6.64%. Interest income on investments and fed funds sold increased $2.3 million as the average amount of investments and fed funds sold increased $44.4 million and the yield on these assets increased from 4.47% to 4.67%. The yields on assets increased slightly due to the increases in market interest rates. The shorter term market interest rates increased more rapidly than the longer term rates, which caused funding costs to rise faster than asset yields. The interest expense on deposits increased $6.1 million, or 57.3% as average deposits increased $80.3 million and the average cost of those deposits increased from 1.36% to 1.98%. The cost of borrowed funds increased $2.2 million as the average amount of borrowed funds increased $14.1 million while the average cost of the borrowings increased from 4.12% to 4.93%.

Provision for Loan Losses - The Provision for Loan Losses increased significantly in the first nine months of 2005 as compared to the same period in 2004. Management's concern about the strength of the regional economy and local real estate values prompted a decision to increase our provision expense from $1.8 million in 2004 to $5.3 million in 2005. This action was not taken as a response to a deterioration of any specific credit relationships. We expect our provision expense will be approximately $6 million in 2005 and decrease to about $3 million in 2006 unless the regional economic conditions worsen.

Other Income - Non interest income for the first three quarters of 2005 increased $810,000 or 8.1% compared to the same period of 2004. The following table compares the components of Other Income for the two periods:

                                       Nine Months Ended
                                     ---------------------
                                     9/30/2005   9/30/2004   % Change
                                     ---------   ---------   --------
(Dollars in Thousands)
Trust Income                          $ 3,132      $2,688      16.5%
Deposit Account Service Charges           908       1,183     -23.2%
Other Deposit Account Related Fees      3,423       2,890      18.4%
Origination Fees on Loans Sold            537         460      16.7%
Gains on Securities Transactions          273         116     135.3%
BOLI Earnings                             824       1,128     -27.0%
Other Income                            1,696       1,518      11.7%
                                      -------      ------     -----
                                      $10,793      $9,983       8.1%

Trust Income improved due to improvements in the market values of trust accounts and increases in the fees charged. The decrease in Deposit Account Service Charges was due to the introduction of our free checking product in the second quarter of 2004. The introduction of this product has resulted in an increase in non interest bearing transaction accounts and contributed to the increase in Other Deposit Account Related Fees, which primarily consists of NSF and Stop Payment fees. Origination Fees and Gains on Mortgage Loans Sold increased as the low mortgage rates have kept mortgage loan activity strong. The income from Bank Owned Life Insurance policies decreased as the yields on the policies owned began to decline in the fourth quarter of 2004.

Other Expenses - Total non interest expenses increased $2.1 million, or 8.6% compared to the first three quarters of 2004. Salaries and Employee Benefits increased $496,000, or 3.7%. The average number of full time equivalent employees increased 6.1% from 392 to 416 due to the continued expansion of our branch network into Wayne County. The increase in the compensation expense was less than anticipated due to a reduction in the incentive compensation accrual from $787,000 to $360,000. The Bank pays its employees an annual incentive payment based on the Company's earnings performance compared to a goal. Through the third quarter 2005 the projected earnings for the year were below the goal, requiring a smaller incentive compensation expense. Occupancy Expense increased $315,000, or 14.4%, compared to the first three quarters of 2004 due to the expansion into Wayne County. Also, in the fourth quarter of 2004, the Bank began to accelerate the depreciation of a parking lot that will become the site of its new headquarters building. The new headquarters is expected be completed in the third quarter of 2006. Other Expenses increased $1.2 million or 15.0% primarily due to losses and write downs of Other Real Estate Owned. OREO losses in the first three quarters of 2005 were $1,131,000 compared to $80,000 in the first three quarters of 2004.

As a result of the above activity, Income Before Provision for Income Taxes decreased $5.6 million, or 23.7%. The Provision for Income Taxes decreased $1.2 million, or 19.3%, and reflects an effective tax rate of 28.6% compared to the effective tax rate of 27.1% in the first three quarters of 2004. The increase in the cost of funds, the decrease in tax exempt interest income, and the decrease in BOLI earnings caused the increase in the effective tax rate. Net Income decreased $4.3 million, or 25.3% compared to the first three quarters of 2004.

Liquidity and Capital

The Corporation has maintained sufficient liquidity to fund its loan growth and allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds lines that have been established with correspondent banks, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of September 30, 2005, the Bank utilized $256.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and $10.2 million of its $110 million of federal funds lines with its correspondent banks.

Total stockholders' equity of the Corporation was $154.2 million at September 30, 2005 and $155.3 million at December 31, 2004. The ratio of equity to assets was 9.6% at September 30, 2005 and 10.0% at December 31, 2004. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Corporation:

                                                                     Minimum to be Well
                            September 30, 2005   December 31, 2004       Capitalized
                            ------------------   -----------------   ------------------
Leverage Capital                    9.7%               10.0%                 5.0%
Tier 1 Risk Based Capital          13.9%               14.3%                 6.0%
Total Risk Based Capital           15.1%               15.6%                10.0%

At September 30, 2005 and December 31, 2004, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout the first nine months of 2005, the estimated variability of the net interest income was within the Bank's established policy limits.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout the first nine months of 2005, the estimated variability of the economic value of equity was within the Bank's established policy limits.

The Bank's interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the repurchase activity of the Company's stock during the three months ended September 30, 2005:

                                                                                                            Maximum
                                                                             Total Number of Shares    Number of  Shares
                                                                                Purchased as Part       that May Yet Be
                                          Total Number of    Average Price    of Publicly Announced   Purchased Under the
                                         Shares Purchased   Paid per Share      Plans or Programs      Plans or Programs
                                         ----------------   --------------   ----------------------   -------------------
July 1, 2005 - July 31, 2005                      --            $   --                   --                1,745,000
August 1, 2005 - August 31, 2005              20,100            $19.37               20,100                1,724,900
September 1, 2005 - September 30, 2005            --            $   --                   --                1,724,900
                                              ------            ------               ------
Total                                         20,100            $19.23               20,100

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

                                        MBT Financial Corp.
                                        (Registrant)


November 4, 2005                        /s/ H. Douglas Chaffin
----------------                        ----------------------------------------
Date                                    H. Douglas Chaffin
                                        President & Chief Executive Officer


November 4, 2005                        John L. Skibski
----------------                        ----------------------------------------
Date                                    John L. Skibski
                                        Executive Vice President and
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
 Number   Description of Exhibits
-------   -----------------------
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