Form 10-K
period 2005-12-31
MBT FINANCIAL CORP
filed 2006-03-14
CIK 1118237

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2005

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

                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES [ ] NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any of the amendments of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $332.8 million based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

As of March 9, 2006, there were 17,074,470 shares of the registrant's common stock, no par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders of MBT Financial Corp. to be held on May 4, 2006 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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

COMPETITION

MBT Financial Corp., through its subsidiary, Monroe Bank & Trust, operates in a highly competitive industry. Monroe Bank & Trust's main competition comes from other commercial banks, national or state savings and loan institutions, credit unions, securities brokers, mortgage bankers, finance companies and insurance companies. Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal manner in which these services are offered. Monroe Bank & Trust encounters strong competition from most of the financial institutions in Monroe Bank & Trust's extended market area.

The Bank's primary market area is Monroe County, Michigan. According to the most recent market data, there are ten other deposit taking/lending institutions competing in the Bank's market. According to the most recent market data for deposits, the Bank ranks first in market share in Monroe County with 60.26% of the market. In 2001, the Bank began expanding into Wayne County, Michigan, and currently ranks fifteenth out of thirty-one institutions with a market share of 0.31%. For the combined Monroe and Wayne County market, the Bank ranks sixth of thirty-four institutions with a market share of 4.01%.

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

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation in connection with the default of any FDIC-assisted transaction involving an affiliated insured bank or savings association.

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

EMPLOYEES

MBT Financial Corp. has no employees other than its three officers, each of whom is also an employee and officer of Monroe Bank & Trust and who serve in their capacity as officers of MBT Financial Corp. without compensation. As of December 31, 2005, Monroe Bank & Trust had 398 full-time employees and 23 part-time employees. Monroe Bank & Trust provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services, and a 401(k) plan.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                 AGE   POSITION
----                 ---   --------
H. Douglas Chaffin   50    President & Chief Executive Officer

Donald M. Lieto      50    Executive Vice President, Senior
                           Administration Manager, Monroe Bank & Trust

James E. Morr        59    Executive Vice President, Senior Wealth
                           Management Officer & General Counsel, Monroe
                           Bank & Trust

Thomas G. Myers      49    Executive Vice President & Chief
                           Lending Manager, Monroe Bank & Trust

John L. Skibski      41    Executive Vice President & Chief
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

H. Douglas Chaffin was President & Chief Executive Officer in 2005 and 2004, President & Chief Operating Officer in 2003, and Executive Vice President, Senior Lending Manager in 2002 and 2001. Donald M. Lieto was Executive Vice President, Senior Administration Manager in 2005, 2004 and 2003, and Senior Vice President, Information Services Manager in 2003, 2002, and 2001. James E. Morr was Executive Vice President, Senior Wealth Management Officer and General Counsel for each of the last five years. Thomas G. Myers was Executive Vice President & Chief Lending Manager in 2005, 2004 and 2003, Senior Vice President, Commercial Group Manager in 2003 and 2002, and Corporate Banking Group Manager, Huntington National Bank, in 2001. John L. Skibski was Executive Vice President & Chief Financial Officer in 2005 and 2004, Senior Vice President & Controller in 2003, and Vice President & Controller in 2002 and 2001.

AVAILABLE INFORMATION

MBT Financial Corp. makes its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports available on its website as soon as reasonably practicable after they are filed with or furnished to the SEC, free of charge. The website address is www.mbandt.com.

ITEM 1A. RISK FACTORS

An investment in the Corporation's common stock is subject to risks inherent to the Corporation's business. The material risks and uncertainties that Management believes affect the Corporation are described below. Before making an investment decision, investors should carefully consider the risks and uncertainties described below together with all the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Corporation. Additional risks and uncertainties that Management is not aware of or focused on or that Management currently deems immaterial may also impair the Corporation's business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Corporation's financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Corporation's common stock could decline significantly, and investors would lose all or part of their investment.

RISKS RELATED TO THE CORPORATION'S BUSINESS

INTEREST RATE RISK - The Corporation's earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest earned on interest earning assets such as loans and securities and interest paid on interest bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond the Corporation's control, including general economic and market conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect the Corporation's ability to originate loans and obtain deposits and the fair values of the Corporation's financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate or decrease at a slower rate than the interest rates received on loans and investments, the Corporation's net interest income, and therefore earnings, could be adversely affected.

Although Management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Corporation's results of operations, any substantial, unexpected, or prolonged change in market interest rates or in the term structure of interest rates could have a material adverse effect on the Corporation's financial condition and results of operations. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in this report for further discussion related to the Corporation's management of interest rate risk.

LENDING RISK - There are inherent risks associated with the Corporation's lending activities. These risks include, among other things, the impact of changes in interest rates and changes in economic conditions in the markets where the Corporation operates as well as those across the State of Michigan and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Corporation is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Corporation to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Corporation.

As of December 31, 2005, approximately 80% of the Corporation's loan portfolio was secured by real estate. These types of loans are generally viewed as lower risk of default than commercial and industrial or consumer loans. The Corporation's loan portfolio contains a significant amount of non-performing loans.

The Corporation's portfolio also contains some loans with relatively large balances, and the deterioration of one or a few of these large loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation's financial condition and results of operations.

The Corporation maintains an Allowance for Loan Losses, which is a reserve established through a provision for loan losses charged to expense, that represents Management's best estimate of probable loan losses that have been incurred within the existing portfolio of loans. The Allowance, in the judgment of Management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the Allowance reflects Management's continuing evaluation of loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the Allowance inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Corporation's control, may require an increase in the Allowance. In addition, bank regulatory agencies periodically review the Corporation's Allowance and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different from those of Management.

ECONOMIC RISK - The Corporation's success depends significantly on the general economic conditions of the State of Michigan. Unlike larger regional or national banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in Southeast Michigan and Northwest Ohio. The local economic conditions in these areas have a significant impact on the demand for the Corporation's products and services as well as the ability of the Corporation's customers to repay loans, the value of the collateral securing loans, and the stability of the Corporation's deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, acts of terrorism, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation's financial condition and results of operations.

COMPETITIVE RISK - The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include regional and national banks within the Corporation's market. The Corporation also faces competition from many other types of financial institutions, including savings and loan institutions, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, and insurance. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation's competitors have fewer regulatory constraints, and may have lower cost structures. Additionally, many competitors may be able to achieve economies of scale, and as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can. Increased competition could adversely affect the Corporation's growth and profitability, which, in turn, could have a material adverse effect on the Corporation's financial condition and results of operations.

REGULATORY RISK - The Corporation is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect the Corporation's lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial products and services, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on the Corporation's business, financial condition, and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

FAILURE OR CIRCUMVENTION OF CONTROLS AND PROCEDURES - Management regularly reviews and updates the Corporation's internal controls, disclosure controls, and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation's business, results of operations, and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

MBT Financial Corp. does not conduct any business other than its ownership of Monroe Bank & Trust's stock. MBT Financial Corp. operates its business from Monroe Bank & Trust's main office facility. Monroe Bank & Trust operates its business from its main office complex and 24 full service branches in the counties of Monroe and Wayne, Michigan. In addition, MBT Credit Company, Inc., a wholly owned subsidiary of Monroe Bank & Trust, operates a mortgage loan origination office in Monroe, Michigan. The Bank owns its main office complex and 22 of its branches. The remaining two branches and the MBT Credit Company, Inc. locations are leased.

ITEM 3. LEGAL PROCEEDINGS

MBT Financial Corp. and its subsidiaries are not a party to, nor is any of their property the subject of any material pending legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

MBT Financial Corp. and its subsidiaries have not been required to pay a penalty to the IRS for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to the vote of holders of MBT Financial Corp. securities during the fourth quarter of 2005.

                                     Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock consists of 17,197,116 shares with a book value of $8.82. Dividends declared on common stock during 2005 amounted to $.66 per share. The common stock is traded on the NASDAQ National Market under the symbol MBTF. Below is a schedule of the high and low trading price for the past two years by quarter. These prices represent those known to Management, but do not necessarily represent all transactions that occurred.

                    2005              2004
              ---------------   ---------------
               HIGH      LOW     HIGH      LOW
              ------   ------   ------   ------
1st quarter   $23.80   $18.25   $17.90   $16.59
2nd quarter   $20.50   $17.82   $19.01   $16.85
3rd quarter   $21.95   $17.64   $20.60   $17.24
4th quarter   $19.10   $16.03   $26.00   $19.25

Dividends declared during the past three years on a quarterly basis were as follows:

               2005    2004    2003
              -----   -----   -----
1st quarter   $0.16   $0.15   $0.14
2nd quarter   $0.16   $0.15   $0.14
3rd quarter   $0.17   $0.16   $0.15
4th quarter   $0.17   $0.16   $0.15

As of December 31, 2005, the number of holders of record of the Corporation's common shares was 1,301. Management's present expectation is that dividends will continue to be paid in the future.

The following table summarizes the repurchase activity of the Corporation's common stock during the three months ended December 31, 2005:

                                                                              Total Number of     Maximum Number of
                                                                           Shares Purchased as    Shares that May Yet
                                                                             Part of Publicly     Be Purchased Under
                                        Total Number of    Average Price    Announced Plans or       the Plans or
                                       Shares Purchased   Paid per Share         Programs              Programs
                                       ----------------   --------------   --------------------   -------------------
October 1, 2005 - October 31, 2005          20,000             $18.05             20,000               1,704,900
November 1, 2005 - November 30, 2005        65,320             $18.37             65,320               1,639,580
December 1, 2005 - December 31, 2005         4,000             $17.18              4,000               1,635,580
                                            ------             ------             ------
Total                                       89,320             $18.25             89,320
                                            ------             ------             ------

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the five years ended December 31, 2005 are derived from the audited Consolidated Financial Statements of the Corporation. The financial data set forth below contains only a portion of our financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA

Dollar amounts are in thousands,
   except per share data                     2005          2004          2003          2002          2001
                                         -----------   -----------   -----------   -----------   -----------
CONSOLIDATED STATEMENTS OF INCOME
Interest Income                          $    89,695   $    79,703   $    77,774   $    84,604   $   101,324
Interest Expense                              38,583        26,998        27,467        34,387        49,535
                                         -----------   -----------   -----------   -----------   -----------
Net Interest Income                           51,112        52,705        50,307        50,217        51,789
Provision for Loan Losses                      6,906         2,491         8,005         6,101         7,400
                                         -----------   -----------   -----------   -----------   -----------
Net Interest Income after
   Provision for Loan Losses                  44,206        50,214        42,302        44,116        44,389
Other Income                                  14,449        13,776        13,803        12,791        10,651
Other Expenses                                33,818        32,616        30,179        26,989        24,810
                                         -----------   -----------   -----------   -----------   -----------

Income before Provision
   for Income Taxes                           24,837        31,374        25,926        29,918        30,230
Provision for
   Income Taxes                                6,858         8,775         6,611         8,114         8,307
                                         -----------   -----------   -----------   -----------   -----------
Net Income                               $    17,979   $    22,599   $    19,315   $    21,804   $    21,923
                                         ===========   ===========   ===========   ===========   ===========
Net Income available to
  Common Shareholders                    $    17,979   $    22,599   $    19,315   $    21,804   $    21,923
                                         ===========   ===========   ===========   ===========   ===========
PER COMMON SHARE
Basic Net Income                         $      1.04   $      1.30   $      1.02   $      1.12   $      1.10
Diluted Net Income                              1.03          1.29          1.01          1.12          1.10
Cash Dividends Declared                         0.66          0.62          0.58          0.54          0.50
Book Value at Year End                          8.82          8.89          8.20          8.72          8.19
Average Common Shares
   Outstanding                            17,334,376    17,444,165    19,026,369    19,458,737    19,933,580
                                         ===========   ===========   ===========   ===========   ===========
CONSOLIDATED BALANCE SHEETS (YEAR END)
Total Assets                             $ 1,638,356   $ 1,552,279   $ 1,457,788   $ 1,409,694   $ 1,394,168
Total Securities                             533,709       505,441       508,482       539,737       497,501
Loans, Net of Deferred Loan Fees             989,311       945,881       863,850       773,805       787,825
Allowance for Loan Losses                     13,625        13,800        14,500        12,400        13,000
Deposits                                   1,184,710     1,100,711     1,039,117     1,010,960       998,880
Borrowings                                   291,500       286,500       270,000       225,000       225,000
Total Shareholders' Equity                   151,619       155,346       143,446       166,999       161,730
                                         ===========   ===========   ===========   ===========   ===========
SELECTED FINANCIAL RATIOS
Return on Average Assets                        1.13%         1.55%         1.33%         1.55%         1.56%
Return on Average Equity                       11.57%        15.18%        11.39%        13.29%        13.70%
Net Interest Margin                             3.42%         3.75%         3.67%         3.79%         3.88%
Dividend Payout Ratio                          63.52%        47.88%        56.14%        47.99%        45.40%
Allowance for Loan Losses
   to Period End Loans                          1.38%         1.69%         1.68%         1.60%         1.65%
Allowance for Loan Losses
   to Non Performing Loans                     51.49%        34.57%        30.41%        27.93%        46.90%
Non Performing Loans
   to Period End Loans                          2.67%         4.22%         5.50%         5.74%         3.52%
Net Charge Offs to Average Loans                0.71%         0.35%         0.72%         0.87%         0.59%
                                         ===========   ===========   ===========   ===========   ===========

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

CRITICAL ACCOUNTING POLICIES - The Bank's Allowance for Loan Losses is a "critical accounting estimate" because it is an estimate that is based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Corporation's financial condition. These assumptions include, but are not limited to, collateral values and the effect of economic conditions on the financial condition of the borrowers. To determine the Allowance for Loan Losses, the Bank estimates losses on all loans that are not classified as non-accrual or renegotiated by applying historical loss rates to those loans in accordance with SFAS 5. In addition, all loans that are nonaccrual or renegotiated are individually tested for impairment. Any amount of monetary impairment is included in the Allowance for Loan Losses in accordance with SFAS 114. Management is of the opinion that the Allowance for Loan Losses of $13,625,000 as of December 31, 2005 was adequate.

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of fair value or the loan carrying amount at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by Management and the assets are carried at the lower of carrying amount or fair value less cost to sell.

RESULTS OF OPERATIONS - Net Income decreased 20.4% in 2005 from $22.6 million to $18.0 million as the Bank recorded significant increases in the Provision for Loan Losses and in Other Real Estate Owned losses and expenses. The Provision for Loan Losses increased $4,415,000 as net charge offs increased $3,615,000 and losses on the sales and write downs of Other Real Estate Owned increased $845,000. Although credit related charges to earnings increased $5.3 million compared to 2004, non-performing assets decreased $13.5 million during 2005.

The Fed continued to raise managed interest rates in 2005 and the yield curve flattened, contributing to the decrease of 3.0% in the Net Interest Income. Although the Bank manages its assets and liabilities to minimize risk to earnings caused by changes in interest rates, the change in the shape of the yield curve had a negative impact on earnings. The pricing of assets such as investment securities and fixed rate loans is influenced by the long end of the yield curve while the pricing of liabilities such as Money Market Deposits, Certificates of Deposit, and variable rate borrowings is influenced by the short end of the yield curve. During 2005, the yield on earning assets increased from 5.68% to 6.00% and interest income increased $9,992,000, or 12.5%. The cost of earning assets increased from 1.93% to 2.58% and interest expense increased $11,585,000, or 42.9%. The result was a decrease in the Net Interest Margin from 3.75% to 3.42% and a decrease of $1,593,000 in Net Interest Income.

Non interest income increased 4.9%, or $673,000 in 2005 due to improvements in Wealth Management income and Other Deposit Account Related Fees, which includes fees assessed for overdrawn checking accounts. Non interest expenses increased only 3.7%, from $32.6 million in 2004 to $33.8 million in 2005. Salaries and benefits increased only 0.8%, or $139,000 due to a reduction of $611,000 in the bonus compensation. The profit goal was not accomplished in 2005 and bonuses were not paid to the executive officers. The tables below show the details for the non interest income and expenses for the years ended December 31, 2005, 2004, and 2003 (000s omitted):

                                              Years Ended December 31,
                                            ---------------------------
Non Interest Income                           2005      2004      2003
-------------------                         -------   -------   -------
Wealth Management Income                    $ 4,244   $ 3,746   $ 3,316
Deposit Account Service Charges               1,187     1,515     1,573
Other Deposit Account Related Fees            4,646     3,961     3,736
Origination Fees/Gains on Loans Sold            666       579     1,068
Gains (Losses) on Securities Transactions       295       567     1,041
BOLI Earnings                                 1,100     1,371     1,305
Other Income                                  2,311     2,037     1,764
                                            -------   -------   -------
Total Non Interest Income                   $14,449   $13,776   $13,803
                                            =======   =======   =======

                                             Years Ended December 31,
                                           ---------------------------
Non Interest Expenses                        2005      2004      2003
---------------------                      -------   -------   -------
Salaries and Employee Benefits             $18,248   $18,109   $16,122
Occupancy                                    3,320     3,029     2,696
Equipment and Software                       3,011     2,950     2,753
Marketing                                    1,213     1,205     1,104
Legal, Accounting and Other Professional
   fees                                      1,445     1,971     1,833
OREO Losses and Expenses                     1,780       882     1,133
Other Expenses                               4,801     4,470     4,538
                                           -------   -------   -------
Total Non Interest Expenses                $33,818   $32,616   $30,179
                                           =======   =======   =======

Income Before the Provision for Income taxes decreased $6.5 million, or 20.8% in 2005. The effective tax rate decreased from 28.0% in 2004 to 27.6% in 2005. The decrease in Income Before Taxes and the decrease in the effective tax rate resulted in a decrease of $1.9 million or 21.8% in the Provision for Income Taxes. Net Income decreased $4.6 million, or 20.4% to $18.0 million.

Net Income increased 17.0% in 2004 to $22.6 million as the economy continued to gain strength and the Fed began to raise managed interest rates. Net Interest Income increased $2.4 million as the average earning assets increased $37.6 million and the net interest margin increased from 3.67% to 3.75%. During 2004, Net Loans increased $83.4 million, or 9.8%, and Deposits increased $61.6 million, or 5.9%. The Bank also increased its longer term Federal Home Loan Bank borrowings and Repurchase Agreements while reducing its overnight federal funds borrowed. The most significant improvement in the earnings was due to the decrease of $5.5 million, or 68.9%, in the Provision for Loan Losses. This decrease was due to the exceptionally large provision recorded in 2003. Non Interest Income decreased slightly in 2004 as securities gains and mortgage origination fees both declined as rates began to rise. Excluding these two items, non interest income increased $937,000, or 8%, compared to 2003. Non Interest Expenses increased $2.4 million, or 8.1%, primarily due to increases in compensation and occupancy expenses related to the Bank's expansion efforts into the Downriver area of southern Wayne County. As a result of the above, Income Before the Provision for Income Taxes increased $5.4 million, or 21.0% in 2004. The percentage of the Bank's income that is generated by tax exempt securities and Bank Owned Life Insurance decreased in 2004, causing the effective tax rate to increase from 25.5% in 2003 to 28.0%. The increase in Income Before Taxes and the increase in the effective tax rate resulted in an increase of $2.2 million or 32.7%, in the Provision for Income Taxes. Net Income increased $3.3 million, or 17%, to $22.6 million.

In 2003, the deterioration of some large credit relationships led to a $5.5 million addition to the Allowance for Loan Losses. This caused Net Income to decrease $2.5 million, or 11%, compared to 2002. Although average earning assets increased $44.2 million, the net interest margin decreased ten basis points. As a result, the net interest income increased only $90,000. Equity markets began to recover late in 2003, but the low market values for most of the year caused our income from trust services to decline $181,000, or 5%. We were able to increase our deposit account service charges in 2003. While remaining one of the lowest cost providers of deposit services in our market, our fee income increased by $787,000, or 17%. In 2003, we increased our investment in Bank Owned Life Insurance resulting in an increase of $508,000, or

64% in the earnings on these policies. Total non interest income increased $1,012,000, or 8%. Non-interest expenses increased as we continued our expansion into the southern Wayne County market. During 2003 we opened two full service branches and we increased our total staffing from 375 to 389. These changes contributed to the increase of $3.2 million, or 12% in our non interest expenses. Income before Provision for Income Taxes decreased $4.0 million, or 13%, compared to 2002. The lower amount of income resulted in a decrease of $1.5 million, or 19%, in our Provision for Income Taxes. The effective tax rate decreased from 27.1% in 2002 to 25.5% in 2003.

Earnings for the Bank are usually highly reflective of the Net Interest Income. The Federal Open Market Committee (FOMC) of the Federal Reserve raised the fed funds target rate at each of their eight meetings in 2005, from 2.25% to 4.25%. At the same time, the yield on the ten-year U. S. Treasury Note only increased from 4.22% to 4.39%. This flattening of the yield curve had a negative impact on the Bank's Net Interest Margin, which declined from 3.75% in 2004 to 3.42% in 2005. Loan and investment yields more closely follow long term market yields, and the yield on our loans increased from 6.30% in 2004 to 6.71% in 2005. The yields on our investment securities increased from 4.51% in 2004 to 4.72% in 2005. Funding costs are more closely tied to the short term rates, and the average cost of our deposits increased from 1.42% in 2004 to 2.08% in 2005 and our average cost of borrowed funds increased from 4.19% in 2004 to 5.05% in 2005. As a result, the net interest income decreased 3.0% in 2005. In 2004, the FOMC raised the fed funds rate for the first time since 2000 as the economic recovery continued. During the year, the fed funds target rate was increased five times, from 1.00% to 2.25%. In spite of these increases, rates on new and renewing loans were still below the average rates in the loan portfolio. As a result, the average yield on loans decreased from 6.73% to 6.30%. Investment yields did improve slightly and the cost of funds decreased, resulting in an increase in the net interest margin and net interest income. In 2003, rates remained low, with the Fed lowering the managed rates 25 basis points in June. This caused refinance activity to continue, and the Bank's yield on loans declined from 7.70% to 6.73%. Market rates also were low, and the investment yield dropped from 4.74% to 4.18% in 2003. During the year, the Bank restructured its portfolio of Federal Home Loan Bank advances, converting $95 million, or 42% of its portfolio, from fixed rate to floating rate. This lowered the cost of these borrowings from 5.72% in 2002 to 5.05% in 2003. The average cost of interest bearing deposits was 3.03%, 2.42%, and 1.65% for 2005, 2004, and 2003, respectively. The table below shows selected financial ratios for the same three years.

                                    2005     2004    2003
                                   ------   -----   -----
Return on Average Assets             1.13%   1.55%   1.33%
Return on Average Equity            11.57%  15.18%  11.39%
Dividend Payout Ratio               63.52%  47.88%  56.14%
Average Equity to Average Assets     9.76%  10.02%  11.71%

LIQUIDITY AND CAPITAL - The Corporation has maintained sufficient liquidity to fund its loan growth and allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds lines that have been established with correspondent banks, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of December 31, 2005, the Bank utilized $256.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and none of its $110 million of federal funds lines with its correspondent banks.

Total stockholders' equity of the Corporation was $151.6 million at December 31, 2005 and $155.3 million at December 31, 2004. The ratio of equity to assets was 9.3% at December 31, 2005 and 10.0% at December 31, 2004. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Corporation:

                                                                    Minimum to be Well
                            December 31, 2005   December 31, 2004       Capitalized
                            -----------------   -----------------   ------------------
Leverage Capital                   9.6%               10.0%                 5.0%
Tier 1 Risk Based Capital         13.7%               14.3%                 6.0%
Total Risk Based Capital          15.0%               15.6%                10.0%

At December 31, 2005 and December 31, 2004, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank's earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank's market risk is monitored monthly by the ALCO.

The following table shows the investment portfolio for the last three years (000s omitted).

                                                                                  Held to Maturity
                                                       ---------------------------------------------------------------------
                                                         December 31, 2005       December 31, 2004       December 31, 2003
                                                       ---------------------   ---------------------   ---------------------
                                                                   Estimated               Estimated               Estimated
                                                       Amortized     Market    Amortized     Market    Amortized     Market
                                                          Cost       Value        Cost       Value        Cost       Value
                                                       ---------   ---------   ---------   ---------   ---------   ---------
U.S. Government agency and corporation
   obligations .....................................    $    11     $    12     $   527     $   578     $   536     $    590
Securities issued by states and political
   subdivisions in the U.S. ........................     76,456      77,293      80,622      82,636      95,634       99,234
Other domestic securities (debt and equity) ........         --          --       2,992       3,074       2,984        3,116
                                                        -------     -------     -------     -------     -------     --------
Total ..............................................    $76,467     $77,305     $84,141     $86,288     $99,154     $102,940
                                                        =======     =======     =======     =======     =======     ========
Pledged securities .................................    $13,863     $14,125     $19,659     $20,373     $23,903     $ 25,175
                                                        =======     =======     =======     =======     =======     ========

                                                                                 Available for Sale
                                                       ---------------------------------------------------------------------
                                                         December 31, 2005       December 31, 2004       December 31, 2003
                                                       ---------------------   ---------------------   ---------------------
                                                                   Estimated               Estimated               Estimated
                                                       Amortized     Market    Amortized     Market    Amortized     Market
                                                          Cost       Value        Cost       Value        Cost       Value
                                                       ---------   ---------   ---------   ---------   ---------   ---------
U.S. Government agency and corporation obligations
   (excluding mortgage-backed securities) ..........    $358,412    $351,074    $315,410    $314,381    $315,004   $311,944
Securities issued by states and political
   subdivisions in the U.S. ........................      26,206      26,081      28,635      29,187      26,047     26,473
Other domestic securities (debt and equity) ........      67,098      66,866      64,472      64,785      57,876     59,225
                                                        --------    --------    --------    --------    --------   --------
Total ..............................................    $451,716    $444,021    $408,517    $408,353    $398,927   $397,642
                                                        ========    ========    ========    ========    ========   ========
Pledged securities .................................    $316,379    $309,552    $304,004    $303,300    $285,427   $283,103
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

                                                                        Years Ended December 31,
                                      -------------------------------------------------------------------------------------------
                                                   2005                           2004                           2003
                                      -----------------------------  -----------------------------  -----------------------------
                                        Average   Interest             Average   Interest             Average   Interest
                                         Daily     Earned   Average     Daily     Earned   Average     Daily     Earned   Average
      (Dollars in Thousands)            Balance    or Paid   Yield     Balance    or Paid   Yield     Balance    or Paid   Yield
                                      ----------  --------  -------  ----------  --------  -------  ----------  --------  -------
Investments
   Obligations of US
      Government Agencies             $  343,348   $15,878   4.62%   $  303,121  $ 13,090   4.32%   $  326,442   $12,429   3.81%
   Obligations of States &
      Political Subdivisions(1)          105,373     5,036   4.78%      115,590     5,614   4.86%      123,489     6,206   5.03%
   Other Securities                       75,602     3,986   5.27%       69,538     3,330   4.79%      84,725      3,737   4.41%
                                      ----------   -------   ----    ----------  --------  -------  ----------   -------   ----
Total Investments                        524,323    24,900   4.75%      488,249    22,034   4.51%      534,656    22,372   4.18%
                                      ----------   -------   ----    ----------  --------  -------  ----------   -------   ----
Loans
   Commercial                            621,365    41,971   6.75%      600,551    36,364   6.06%      549,558    34,671   6.31%
   Mortgage                              213,645    12,946   6.06%      194,072    12,217   6.30%      166,665    11,829   7.10%
   Consumer                              127,046     9,661   7.60%      120,327     9,079   7.55%      104,971     8,754   8.34%
                                      ----------   -------   ----    ----------  --------  -------  ----------   -------   ----
Total Loans(2)                           962,056    64,578   6.71%      914,950    57,660   6.30%      821,194    55,254   6.73%
Federal Funds Sold                         7,687       217   2.82%          538         9   1.67%       13,894       148   1.07%
                                      ----------   -------   ----    ----------  --------  -------  ----------   -------   ----
Total Interest Earning Assets          1,494,066    89,695   6.00%    1,403,737    79,703   5.68%    1,369,744    77,774   5.68%
Cash & Due From Banks                     24,839                         25,230                         25,277
Interest Receivable and Other Assets      71,724                         64,256                         60,631
                                      ----------                     ----------                     ----------
Total Assets                          $1,590,629                     $1,493,223                     $1,455,652
                                      ==========                     ==========                     ==========
Savings Accounts                      $  119,437   $   298   0.25%   $  129,075  $    325   0.25%   $  132,780   $   560   0.42%
NOW Accounts                              66,900       169   0.25%       69,072       172   0.25%       67,290       281   0.42%
Money Market Deposits                    294,070     5,561   1.89%      329,480     2,611   0.79%      372,177     4,219   1.13%
Certificates of Deposit                  494,974    17,551   3.55%      378,959    11,815   3.12%      348,847    10,932   3.13%
Federal Funds Purchased                    8,613       287   3.33%       32,894       491   1.49%        9,136       120   1.31%
Repurchase Agreements                     32,164     1,055   3.28%       13,525       422   3.12%            0
FHLB Advances                            256,500    13,662   5.33%      242,104    11,162   4.61%      225,000    11,355   5.05%
                                      ----------   -------   ----    ----------  --------  -------  ----------   -------   ----
Total Interest Bearing Liabilities     1,272,658    38,583   3.03%    1,195,109    26,998   2.26%    1,155,230    27,467   2.38%
Non-interest Bearing Deposits            156,289                        143,759                        126,874
Other Liabilities                          6,313                          5,438                           3,971
                                      ----------                     ----------                     ----------
Total Liabilities                      1,435,260                      1,344,306                      1,286,075
Stockholders' Equity                     155,369                        148,917                        169,577
                                      ----------                     ----------                     ----------
Total Liabilities & Stockholders'
   Equity                             $1,590,629                     $1,493,223                     $1,455,652
                                      ==========                     ==========                     ==========
Net Interest Income                                $51,112                       $ 52,705                        $50,307
Interest Rate Spread                                         2.97%                          3.42%                          3.30%
Net Interest Income as a percent of
   average earning assets                                    3.42%                          3.75%                          3.67%

----------
(1) Interest income on Obligations of States and Political Subdivisions is not on a taxable equivalent basis.

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

The following table summarizes the changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities for the period indicated:

                                                                Years Ended December 31,
                               ---------------------------------------------------------------------------------------
                                    2005 versus 2004              2004 versus 2003              2003 versus 2002
                                     Changes due to               Changes due to                 Changes due to
                                  increased (decreased)        increased (decreased)          increased (decreased)
                               --------------------------   ---------------------------   ----------------------------
   (Dollars in Thousands)        Rate    Volume     Net       Rate     Volume     Net       Rate      Volume     Net
                               -------   ------   -------   -------   -------   -------   --------   -------   -------
       Interest Income
Investments
   Obligations of US
      Government Agencies      $ 1,051   $1,737   $ 2,788   $ 1,549   $  (888)  $   661   $ (2,403)  $ 1,727   $  (676)
   Obligations of States &
      Political Subdivisions       (81)    (497)     (578)     (195)     (397)     (592)      (195)     (340)     (535)
   Other Securities                366      290       656       262      (670)     (408)      (287)   (1,004)   (1,291)
                               -------   ------   -------   -------   -------   -------   --------   -------   -------
Total Investments                1,336    1,530     2,866     1,616    (1,955)     (339)    (2,885)      383    (2,502)
                               -------   ------   -------   -------   -------   -------   --------   -------   -------
Loans
   Commercial                    4,346    1,261     5,607    (1,525)    3,217     1,692     (4,715)    4,304      (411)
   Mortgage                       (503)   1,232       729    (1,556)    1,945       389     (1,993)      489    (1,504)
   Consumer                         75      507       582      (955)    1,280       325       (822)   (1,191)   (2,013)
                               -------   ------   -------   -------   -------   -------   --------   -------   -------
Total Loans                      3,918    3,000     6,918    (4,036)    6,442     2,406     (7,530)    3,602    (3,928)
Federal Funds Sold                  88      120       208         3      (142)     (139)       (84)     (318)     (402)
                               -------   ------   -------   -------   -------   -------   --------   -------   -------
Total Interest Income            5,342    4,650     9,992    (2,417)    4,345     1,928    (10,499)    3,667    (6,832)
          Interest Expense
Savings Accounts                    (3)     (24)      (27)     (219)      (16)     (235)    (1,021)       59      (962)
NOW Accounts                         3       (6)       (3)     (116)        7      (109)      (479)        7      (472)
Money Market Deposits            3,230     (280)    2,950    (1,124)     (484)   (1,608)    (2,045)      603    (1,442)
Certificates of Deposit          2,119    3,617     5,736       (61)      944       883     (2,226)     (377)   (2,603)
Federal Funds Purchased            159     (363)     (204)       57       313       370        (48)      130        82
Repurchase agreements               51      582       633       422         0       422          0         0         0
FHLB Advances                    1,836      664     2,500    (1,056)      863      (193)    (1,525)        0    (1,525)
                               -------   ------   -------   -------   -------   -------   --------   -------   -------
Total Interest Expense           7,395    4,190    11,585    (2,097)    1,627      (470)    (7,344)      422    (6,922)
                               -------   ------   -------   -------   -------   -------   --------   -------   -------
Net Interest Income            $(2,053)  $  460   $(1,593)  $  (320)  $ 2,718   $ 2,398   $ (3,155)  $ 3,245   $    90
                               =======   ======   =======   =======   =======   =======   ========   =======   =======

Due to a variety of reasons, including volatile interest rates in the past and successful bidding in securing local municipal deposits, we have attempted, for the last several years, to maintain a liquid investment position. The percentage of securities held as Available for Sale increased from 83% as of December 31, 2004 to 85% as of December 31, 2005. As reflected in Note 3 to the consolidated financial statements, the percentage of securities that mature within five years was 17% as of December 31, 2005 and 12% as of December 31, 2004. The table below presents the scheduled maturities for each of the investment categories, and the average yield on the amounts maturing. The yields presented for the Obligations of States and Political Subdivisions are not tax equivalent yields. The interest income on these securities is exempt from federal income tax. The Corporation's statutory federal income tax rate is thirty-five percent.

                                                                        Maturing
                                   ---------------------------------------------------------------------------------
                                    Within 1 year    1 - 5 years     5 - 10 Years    Over 10 Years        Total
                                   --------------  --------------  ---------------  ---------------  ---------------
                                    Amount  Yield   Amount  Yield   Amount   Yield   Amount   Yield   Amount   Yield
                                   -------  -----  -------  -----  --------  -----  --------  -----  --------  -----
      (Dollars in Thousands)
Obligations of US
   Government Agencies             $    --  0.00%  $35,803  4.22%  $206,783  4.59%  $108,498  5.12%  $351,084  4.72%
Obligations of States & Political
   Subdivisions                     11,372  4.46%   38,017  5.07%    39,880  4.48%    13,270  4.58%   102,539  4.71%
Other Securities                        --  0.00%    2,863  7.05%     2,499  7.10%    61,503  5.99%    66,865  6.08%
                                   -------  ----   -------  ----   --------  ----   --------  ----   --------  ----
      Total                        $11,372  4.46%  $76,683  4.75%  $249,162  4.60%  $183,271  5.37%  $520,488  4.89%
                                   =======  ====   =======  ====   ========  ====   ========  ====   ========  ====

Our loan policies also reflect our awareness of the need for liquidity. We have shortened the average terms for most of our loan portfolios, in particular real estate mortgages, the majority of which are normally written for five years or less. The following table shows the maturities or repricing opportunities (whichever is earlier) for the Bank's interest earning assets and interest bearing liabilities at December 31, 2005. The repricing assumptions shown are consistent with those established by the Bank's Asset and Liability Management Committee (ALCO). Savings accounts and interest bearing demand deposit accounts are non-maturing, variable rate deposits, which may reprice as often as daily, but are not included in the zero to six month category because in actual practice, these deposits are only repriced if there is a large change in market interest rates. The effect of including these accounts in the zero to six-month category is depicted in a subsequent table. Money Market deposits are also non-maturing, variable rate deposits, however, these accounts are included in the zero to six-month category because they may get repriced following smaller changes in market rates.

                                     Assets/Liabilities at December 31, 2005, Maturing or Repricing in:
                                     ------------------------------------------------------------------
                                         0-6       6-12       1-2         2-5      Over 5       Total
      (Dollars in Thousands)           Months     Months     Years       Years      Years      Amount
                                     ---------   -------   ---------   --------   --------   ----------
   Interest Earning Assets

US Treas Secs & Obligations of
   US Gov't Agencies                  $277,180   $ 7,742   $  17,871   $ 35,161   $ 20,557   $  358,511
Obligations of States & Political
   Subdivisions                         23,650    14,643      10,268     25,673     28,021      102,255
Other Securities                        40,000        --       3,000     14,000      7,423       64,423
Commercial Loans                       246,186    24,321      67,958    280,785      3,833      623,083
Mortgage Loans                           6,165     7,650      27,535    141,674     37,484      220,508
Consumer Loans                          29,621    10,496      19,570     39,842     22,107      121,636
Federal Funds Sold                       5,000        --          --         --         --        5,000
                                      --------   -------   ---------   --------   --------   ----------
Total Interest Earning Assets         $627,802   $64,852   $ 146,202   $537,135   $119,425   $1,495,416
                                      ========   =======   =========   ========   ========   ==========
   Interest Bearing Liabilities

Savings Deposits                      $278,957   $    --   $      --   $     --   $     --   $  278,957
Other Time Deposits                    184,107    36,592     183,140    109,141      7,233      520,213
FHLB Advances                          123,000        --          --    130,000      3,500      256,500
Repurchase Agreements                   20,000        --       5,000     10,000         --       35,000
                                      --------   -------   ---------   --------   --------   ----------
Total Interest Bearing Liabilities    $606,064   $36,592   $ 188,140   $249,141   $ 10,733   $1,090,670
                                      ========   =======   =========   ========   ========   ==========
Gap                                   $ 21,738   $28,260   $ (41,938)  $287,994   $108,692   $  404,746
Cumulative Gap                        $ 21,738   $49,998   $   8,060   $296,054   $404,746   $  404,746
Sensitivity Ratio                         1.04      1.77        0.78       2.16      11.13         1.37
Cumulative Sensitivity Ratio              1.04      1.08        1.01       1.27       1.37         1.37

If savings and interest bearing demand deposit accounts were included in the zero to six months category, the Bank's gap would be as shown in the following table:

                                      Assets/Liabilities at December 31, 2005, Maturing or Repricing in:
                                     --------------------------------------------------------------------
                                        0-6         6-12        1-2         2-5      Over 5
                                       Months      Months      Years       Years      Years       Total
                                     ---------   ---------   ---------   --------   --------   ----------
Total Interest Earning Assets        $ 627,802   $  64,852   $ 146,202   $537,135   $119,425   $1,495,416
Total Interest Bearing Liabilities   $ 783,608   $  36,592   $ 188,140   $249,141   $ 10,733   $1,268,214
                                     ---------   ---------   ---------   --------   --------   ----------
Gap                                  $(155,806)  $  28,260   $ (41,938)  $287,994   $108,692   $  227,202
Cumulative Gap                       $(155,806)  $(127,546)  $(169,484)  $118,510   $227,202   $  227,202
Sensitivity Ratio                         0.80        1.77        0.78       2.16      11.13         1.18
Cumulative Sensitivity Ratio              0.80        0.84        0.83       1.09       1.18         1.18

The amount of loans due after one year with floating interest rates is $245,938,000.

The following table shows the remaining maturity for Certificates of Deposit with balances of $100,000 or more as of December 31, 2005 (000s omitted):

                            Years Ended December 31,
                         ------------------------------
(Dollars in Thousands)     2005       2004       2003
                         --------   --------   --------
Maturing Within
   3 Months              $107,782   $ 72,125   $ 67,574
   3 - 6 Months            29,286      9,481      6,933
   6 - 12 Months            9,312     17,262      5,007
   Over 12 Months          56,781     85,789     36,140
                         --------   --------   --------
Total                    $203,161   $184,657   $115,654
                         ========   ========   ========

For 2006, we expect the FOMC to continue to increase short term managed rates through the first half of the year as the economic growth and potential for inflation will allow the Fed to complete the process of moving the fed funds rate from an accommodative level to a neutral level. Since the fed began removing accommodation in the second half of 2004, longer term market rates have decreased, and we are now experiencing an inversion of the yield curve. This shape of the yield curve historically has preceded a decline in economic conditions and interest rates; however, due to the increased impact of global events on our economy, we cannot assume that we are headed for a downturn in economic conditions and a change to more accommodative monetary policy. Rather than trying to predict when positive slope will return to the yield curve, and whether it will occur as the long end increases or the short end decreases, we will continue to manage our balance sheet to control overall interest rate risk and to minimize the negative effect the prolonged flat or inverted yield curve has on our net interest margin. In the near term, our focus will be on controlling the decline in our net interest margin by trying to slow the rate of increase in our interest expense. We will also attempt to increase the percent of our assets that are invested in loans by growing our loan portfolio in the northern and southern parts of our market area. We plan to limit our growth in total assets, funding the loan growth through maturities and sales of investment securities.

Although the automotive industry continues to struggle, we are experiencing some localized economic growth in southeast Michigan. The housing market remains active, but is showing some signs of slowing down as the rate of increase in property values is slowing. We expect total loans to increase between five and ten percent in 2006. We opened a new full service branch in Taylor, Michigan in 2005. This is our fifth branch in southern Wayne County, a market which is expected to contribute to our projected increases in loans and deposits in 2006. We have also increased our lending staff in southern Monroe County to enable us to increase our market share for loans in northwest Ohio. Although we do not expect significant asset growth, we anticipate that we will be able to improve our net interest income slightly in 2006.

In 2005 we increased our Provision for Loan Losses in order to charge off some non-performing assets and to increase the general allocation portion of our Allowance for Loan Losses due to our concerns about regional economic conditions and slower growth in real estate values. We believe that our Allowance for Loan Losses provides adequate coverage for the losses in our portfolio, and we expect that we will be able to maintain the adequacy of the allowance while reducing our Provision for Loan Losses more than 50% from the level recorded in 2005. We believe that we will be able to decrease the Provision for Loan Losses because we do not anticipate a significant decline in economic conditions or real estate values in our market area.

We anticipate that slower mortgage refinance activity and less gains on the sales of investment securities will result in a small increase in non interest income. We plan to move into our new headquarters building in downtown Monroe in the third quarter of 2006. Expenses related to our additional offices and staffing increases will cause non-interest expenses to increase. Primarily due to the anticipated decrease in the Provision for Loan Losses, we expect Net Income to increase significantly in 2006.

The following table shows the loan portfolio for the last five years (000s omitted).

                                                                                      Book Value at December 31,
                                                                         ----------------------------------------------------
                                                                         2005 (a)   2004 (a)   2003 (a)   2002 (a)   2001 (a)
                                                                         --------   --------   --------   --------   --------
Loans secured by real estate:
   Construction and land development                                     $150,179   $155,703   $ 86,221   $ 56,780   $ 47,025
   Secured by farmland (including farm residential
   and other improvements)                                                  9,891      8,499      7,438      7,925      6,172
   Secured by 1-4 family residential properties                           309,061    300,821    286,220    258,157    275,489
   Secured by multifamily (5 or more) residential properties                6,718      6,429      8,022      6,810      6,714
   Secured by nonfarm nonresidential properties                           337,408    301,802    305,755    280,136    258,879
Loans to finance agricultural production and other loans to farmers         3,519      2,333      2,263      2,182      2,856
Commercial and industrial loans to U.S. addresses (domicile)               99,220     87,068     92,313     90,838     99,186
Loans to individuals for household, family, and other
personal expenditures (includes purchased paper):
   Credit cards and related plans                                             393        390        442      1,471      3,353
   Other                                                                   70,853     80,761     72,542     68,942     87,322
Nonrated industrial development obligations (other than securities)
   of states and political subdivisions in the U.S.                            --         --         --         67        133
Other loans:
   Loans for purchasing or carrying securities (secured and unsecured)         --         --         --         --         --
   All other loans                                                          1,635      1,297      1,228        497        696
Less: Any unearned income on loans                                             --         --         --         --         --
                                                                         --------   --------   --------   --------   --------
Total loans and leases, net of unearned income                           $988,877   $945,103   $862,444   $773,805   $787,825
                                                                         ========   ========   ========   ========   ========
Nonaccrual loans                                                         $ 16,212   $ 29,896   $ 34,248   $ 22,332   $ 22,712
Loans 90 days or more past due                                           $    101   $    230   $    100   $     81   $    450
Troubled debt restructurings                                             $  1,813   $  3,715   $  4,755   $  6,807   $     --

(a) Loan categories are presented net of deferred loan fees. The presentation in Note 4 to the consolidated financial statements differs from this schedule's presentation by presenting the loan categories, gross, before deferred loan fees have been subtracted.

The following is an analysis of the transactions in the allowance for loan losses:

                                                         Year Ended December 31,
                                             -----------------------------------------------
          (Dollars in Thousands)               2005      2004      2003      2002      2001
                                             -------   -------   -------   -------   -------
Balance Beginning of Period                  $13,800   $14,500   $12,400   $13,000   $10,600
Loans Charged Off (Domestic)
   Commercial, Financial, and Agricultural       313     2,045     1,838     4,383     3,399
   Secured by Real Estate                      6,800       468     3,389     2,859     1,242
   Loans to Individuals                        2,227     1,935     1,456     1,455     1,523
Recoveries (Domestic)
   Commercial, Financial, and Agricultural     1,358       335       206     1,351       619
   Secured by Real Estate                        211        57        33       135       111
   Loans to Individuals                          965       865       539       510       434
                                             -------   -------   -------   -------   -------
Net Loans Charged Off                          6,806     3,191     5,905     6,701     5,000
Transfer to establish reserve for unfunded
   loan commitments                              275        --        --        --        --
Provision Charged to Operations                6,906     2,491     8,005     6,101     7,400
                                             -------   -------   -------   -------   -------
Balance End of Period                        $13,625   $13,800   $14,500   $12,400   $13,000
                                             =======   =======   =======   =======   =======
Ratio of Net Loans Charged Off to
   Average Total Loans Outstanding              0.69%     0.34%     0.69%     0.87%     0.59%
                                             =======   =======   =======   =======   =======

The following analysis shows the allocation of the allowance for loan losses:

                                                                      Years Ended December 31,
                               -----------------------------------------------------------------------------------------------------
                                       2005                 2004                 2003                 2002                2001
                               -------------------  -------------------  -------------------  -------------------  -----------------
                                                                                                                              % of
                                        % of loans           % of loans           % of loans           % of loans             loans
                                  $      to total      $      to total      $      to total       $     to total      $     to total
    (Dollars in Thousands)      Amount     loans     Amount     loans     Amount     loans     Amount     loans     Amount    loans
    ----------------------     -------  ----------  -------  ----------  -------  ----------  -------  ----------  -------  --------
Balance at end of period
   applicable to:
Domestic
   Commercial, Financial,
      and Agricultural         $ 2,209     11.4%    $ 1,421     10.3%    $ 1,582     11.7%    $ 2,933     13.1%    $ 4,119    13.8%
   Real Estate - Construction    1,959     15.2%      2,277     16.5%        367      9.9%         94      7.3%        260     6.0%
   Real Estate - Mortgage        8,504     66.0%      8,901     64.5%     11,506     69.7%      8,108     70.4%      8,038    68.6%
   Loans to Individuals            953      7.4%      1,201      8.7%      1,045      8.7%      1,265      9.2%        583    11.6%
Foreign                             --      0.0%         --      0.0%         --      0.0%         --      0.0%         --     0.0%
                               -------    -----     -------    -----     -------    -----     -------    -----     -------   -----
   Total                       $13,625    100.0%    $13,800    100.0%    $14,500    100.0%    $12,400    100.0%    $13,000   100.0%
                               =======    =====     =======    =====     =======    =====     =======    =====     =======   =====

Each period the provision for loan losses in the income statement results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses.

To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank's customers, the payment performance of individual loans and pools of homogeneous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank's recorded investment in the loan to the present value of expected cash flows discounted at the loan's effective interest rate, the fair value of the collateral, or the loan's observable market price. Year-end nonperforming assets, which include nonaccrual loans, loans ninety days or more past due, renegotiated debt, nonaccrual securities, and other real estate owned, decreased $13.5 million, or 34%, from 2004 to 2005. Nonperforming assets as a percent of total assets at year-end decreased from 2.6% in 2004 to 1.6% in 2005. The Allowance for Loan Losses as a percent of nonperforming assets at year-end increased from 34.6% in 2004 to 51.5% in 2005.

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

CONTRACTUAL OBLIGATIONS - The following table shows the Corporation's contractual obligations.

                                                        Payment Due by Period
                                        ----------------------------------------------------
                                                   Less than    1 - 3      3 - 5     Over 5
        (Dollars in Thousands)            Total      1 year     Years      Years      Years
        ----------------------          --------   ---------   -------   --------   --------
Long Term Debt Obligations              $291,500    $20,000    $10,000   $143,000   $118,500
Operating Lease Obligations                  914        206        402        159        147
Salary Continuation Obligation               580         --         --        116        464
Headquarters Construction Contract         6,138      6,138         --         --         --
                                        --------    -------    -------   --------   --------
Total Contractual Obligations           $299,132    $26,344    $10,402   $143,275   $119,111
                                        ========    =======    =======   ========   ========

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

Each month, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank's net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of a gradual increase or decrease of 100 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of December 31, 2005 and 2004.

                                            Base       Rates     Rates
        (Dollars in Thousands)           Projection    Up 1%    Down 1%
        ----------------------           ----------   -------   -------
Year-End 2005 12 Month Projection
   Interest Income                         $97,353    $99,475   $95,344
   Interest Expense                         43,750     46,501    41,615
                                           -------    -------   -------
   Net Interest Income                     $53,603    $52,974   $53,729

   Percent Change From Base Projection                   -1.2%      0.2%
   ALCO Policy Limit (+/-)                                5.0%      5.0%


                                            Base       Rates     Rates
        (Dollars in Thousands)           Projection    Up 1%    Down 1%
        ----------------------           ----------   -------   -------
Year-End 2004 12 Month Projection
   Interest Income                         $86,596    $89,810   $83,098
   Interest Expense                         33,813     36,269    31,589
                                           -------    -------   -------
   Net Interest Income                     $52,783    $53,541   $51,509

   Percent Change From Base Projection                    1.4%     -2.4%
   ALCO Policy Limit (+/-)                                5.0%      5.0%

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout 2005, the estimated variability of the net interest income was within the Bank's established policy limits.

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

                                          Fair Value at December 31, 2005
                                                       Rates
                          --------------------------------------------------------------
 (Dollars in Thousands)      Base         Up 1%        Up 2%       Down 1%      Down 2%
 ----------------------   ----------   ----------   ----------   ----------   ----------
Assets                    $1,612,025   $1,580,635   $1,550,016   $1,642,850   $1,671,653
Liabilities                1,447,518    1,422,535    1,398,378    1,473,363    1,500,118
                          ----------   ----------   ----------   ----------   ----------
Stockholders' Equity      $  164,507   $  158,100   $  151,638   $  169,487   $  171,535

Change in Equity                             -3.9%        -7.8%         3.0%         4.3%
ALCO Policy Limit (+/-)                      10.0%        20.0%        10.0%        20.0%

                                          Fair Value at December 31, 2004
                                                       Rates
                          --------------------------------------------------------------
 (Dollars in Thousands)      Base         Up 1%        Up 2%       Down 1%      Down 2%
 ----------------------   ----------   ----------   ----------   ----------   ----------
Assets                    $1,543,108   $1,513,190   $1,483,923   $1,572,426   $1,600,092
Liabilities                1,387,831    1,358,581    1,330,434    1,418,237    1,449,845
                          ----------   ----------   ----------   ----------   ----------
Stockholders' Equity      $  155,277   $  154,609   $  153,489   $  154,189   $  150,247

Change in Equity                             -0.4%        -1.2%        -0.7%        -3.2%
ALCO Policy Limit (+/-)                      15.0%        25.0%        15.0%        25.0%

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. The Bank has reduced its average equity as a percent of assets each year since 2003. During 2005, the Bank revised its policy limits to reduce the limits on changes in the economic value of equity from 25% to 20% in the 200 basis point rate shift and from 15% to 10% in the 100 basis point rate shift. Throughout 2005, the estimated variability of the economic value of equity was within the Bank's established policy limits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Financial Statements and Supplementary Data

See Pages 23 - 42.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
MBT Financial Corp. and Subsidiaries
Monroe, Michigan

We have audited the accompanying consolidated balance sheet of MBT Financial Corp. and Subsidiaries as of December 31, 2005 and December 31, 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for each year in the three year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MBT Financial Corp. and Subsidiaries as of December 31, 2005 and December 31, 2004 and the consolidated results of its operations and its cash flows for each year in the three year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MBT Financial Corp. and Subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal
Control-Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006, expressed an unqualified opinion thereon.


/s/ Plante & Moran, PLLC
Auburn Hills, Michigan
February 28, 2006

CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                       -----------------------
Dollars in thousands                                                      2005         2004
                                                                       ----------   ----------
ASSETS

Cash and Cash Equivalents (Note 2)
   Cash and due from banks                                             $   32,330   $   20,540
   Federal funds sold                                                       5,000       14,000
                                                                       ----------   ----------
      Total cash and cash equivalents                                      37,330       34,540
Securities - Held to Maturity (Notes 3 and 12)                             76,467       84,141
Securities - Available for Sale (Notes 3 and 12)                          444,021      408,353
Federal Home Loan Bank stock - at cost                                     13,221       12,947
Loans held for sale                                                           434          778
Loans - Net (Notes 4, 5, and 12)                                          975,252      931,303
Accrued interest receivable and other assets (Notes 7 and 13)              65,000       58,047
Premises and Equipment - Net (Note 6)                                      26,631       22,170
                                                                       ----------   ----------
      Total assets                                                     $1,638,356   $1,552,279
                                                                       ==========   ==========
LIABILITIES

Deposits:
   Non-interest bearing                                                $  178,116   $  149,469
   Interest-bearing (Note 8)                                            1,006,594      951,242
                                                                       ----------   ----------
      Total deposits                                                    1,184,710    1,100,711
Federal Home Loan Bank advances (Notes 9 and 12)                          256,500      256,500
Securities sold under repurchase agreements                                35,000       30,000
Interest payable and other liabilities (Note 10)                           10,527        9,722
                                                                       ----------   ----------
      Total liabilities                                                 1,486,737    1,396,933
                                                                       ==========   ==========
STOCKHOLDERS' EQUITY
Common stock (no par value; 30,000,000 shares authorized, 17,197,116
   and 17,465,839 shares issued and outstanding) (Note 11)                     --           --
Additional paid-in capital                                                 14,417       19,806
Retained Earnings                                                         142,205      135,647
Accumulated other comprehensive loss                                       (5,003)        (107)
                                                                       ----------   ----------
      Total stockholders' equity                                          151,619      155,346
                                                                       ----------   ----------
      Total liabilities and stockholders' equity                       $1,638,356   $1,552,279
                                                                       ==========   ==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                     YEARS ENDED DECEMBER 31,
                                                   ---------------------------
Dollars in thousands                                 2005      2004      2003
                                                   -------   -------   -------
INTEREST INCOME
Interest and fees on loans                         $64,578   $57,660   $55,253
Interest on investment securities-
   Tax-exempt                                        5,036     5,613     6,206
   Taxable                                          19,864    16,420    16,166
Interest on federal funds sold                         217        10       149
                                                   -------   -------   -------
   Total interest income                            89,695    79,703    77,774
                                                   -------   -------   -------
INTEREST EXPENSE
Interest on deposits                                23,578    14,923    15,991
Interest on borrowed funds                          15,005    12,075    11,476
                                                   -------   -------   -------
      Total interest expense                        38,583    26,998    27,467
                                                   -------   -------   -------
NET INTEREST INCOME                                 51,112    52,705    50,307
PROVISION FOR LOAN LOSSES (Note 5)                   6,906     2,491     8,005
                                                   -------   -------   -------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                           44,206    50,214    42,302
                                                   -------   -------   -------
OTHER INCOME
Income from trust services                           4,244     3,746     3,316
Service charges and other fees                       5,833     5,476     5,309
Net gain on sales of securities                        295       567     1,041
Other                                                4,077     3,987     4,137
                                                   -------   -------   -------
      Total other income                            14,449    13,776    13,803
                                                   -------   -------   -------
OTHER EXPENSES
Salaries and employee benefits (Notes 10 and 16)    18,248    18,109    16,122
Occupancy expense                                    3,320     3,029     2,696
Other                                               12,250    11,478    11,361
                                                   -------   -------   -------
      Total other expenses                          33,818    32,616    30,179
                                                   -------   -------   -------
INCOME BEFORE PROVISION
FOR INCOME TAXES                                    24,837    31,374    25,926
PROVISION FOR INCOME TAXES (Note 13)                 6,858     8,775     6,611
                                                   -------   -------   -------
NET INCOME                                         $17,979   $22,599   $19,315
                                                   =======   =======   =======
BASIC EARNINGS PER COMMON SHARE                    $  1.04   $  1.30   $  1.02
                                                   =======   =======   =======
DILUTED EARNINGS PER COMMON SHARE (Note 15)        $  1.03   $  1.29   $  1.01
                                                   =======   =======   =======

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                  ACCUMULATED
                                                         ADDITIONAL                  OTHER
                                                           PAID-IN    RETAINED   COMPREHENSIVE
Dollars in thousands                                       CAPITAL    EARNINGS   INCOME (LOSS)     TOTAL
                                                         ----------   --------   -------------   --------
BALANCE - JANUARY 1, 2003                                 $ 51,080    $115,395      $   524      $166,999
Repurchase of Common Stock (1,692,475 shares)
(Note 11)                                                  (31,008)         --           --       (31,008)
Issuance of Common Stock (23,818 shares)
   Stock options exercised (19,647 shares)                     272          --           --           272
   Other stock issued (4,171 shares)                            70          --           --            70
Dividends declared ($0.58 per share)                            --     (10,843)          --       (10,843)
Comprehensive income:
   Net income                                                   --      19,315           --        19,315
   Change in net unrealized loss on securities
      available for sale - Net of tax effect of
      $732 and reclassifications of $685                        --          --       (1,359)       (1,359)
                                                          --------    --------      -------      --------
         Total Comprehensive Income                             --      19,315       (1,359)       17,956
                                                          --------    --------      -------      --------
BALANCE - DECEMBER 31, 2003                               $ 20,414    $123,867      $  (835)     $143,446
Repurchase of Common Stock (220,000 shares)
(Note 11)                                                   (3,873)         --           --        (3,873)
Issuance of Common Stock (194,055 shares)
   Stock options exercised (183,915 shares)                  2,753          --           --         2,753
   Other stock issued (10,140 shares)                          187          --           --           187
Tax benefit from exercise of options                           325          --           --           325
Dividends declared ($0.62 per share)                            --     (10,819)          --       (10,819)
Comprehensive income:
   Net income                                                   --      22,599           --        22,599
   Change in net unrealized loss on securities
      available for sale - Net of tax effect of $(392)          --          --          728           728
                                                          --------    --------      -------      --------
         Total Comprehensive Income                             --      22,599          728        23,327
                                                          --------    --------      -------      --------
BALANCE - DECEMBER 31, 2004                               $ 19,806    $135,647      $  (107)     $155,346
Repurchase of Common Stock (364,420 shares)
(Note 11)                                                   (6,984)         --           --        (6,984)
Issuance of Common Stock (95,697 shares)
   Stock options exercised (88,162 shares)                   1,248          --           --         1,248
   Other stock issued (7,535 shares)                           147          --           --           147
Tax benefit from exercise of options                           200          --           --           200
Dividends declared ($0.66 per share)                            --     (11,421)          --       (11,421)
Comprehensive income:
   Net income                                                   --      17,979           --        17,979
   Change in net unrealized loss on securities
      available for sale - Net of tax effect of $2,636          --          --       (4,896)       (4,896)
                                                          --------    --------      -------      --------
         Total Comprehensive Income                             --      17,979       (4,896)       13,083
                                                          --------    --------      -------      --------
BALANCE - DECEMBER 31, 2005                               $ 14,417    $142,205      $(5,003)     $151,619
                                                          ========    ========      =======      ========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------
Dollars in thousands                                                             2005        2004        2003
                                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                    $  17,979   $  22,599   $  19,315
Adjustments to reconcile net income to net cash from operating activities
   Provision for deferred taxes                                                     (76)        195        (737)
   Provision for loan losses                                                      6,906       2,491       8,005
   Depreciation                                                                   2,781       2,817       2,471
   Net (Accretion) Amortization on investment securities                            190         496       2,981
   Net gain on sales of securities                                                 (295)       (567)     (1,041)
   Increase in cash surrender value of life insurance                            (1,100)     (1,371)     (1,305)
   Change in assets and liabilities
      (Increase) decrease in accrued interest receivable and other assets        (9,758)     (4,261)     (3,666)
      Increase (decrease) in accrued interest payable and other liabilities       1,005       4,822      (1,510)
                                                                              ---------   ---------   ---------
         Net cash provided by operating activities                            $  17,632   $  27,221   $  24,513
                                                                              ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity            $  19,826   $  25,610   $  27,956
Proceeds from maturities of investment securities available for sale             50,222      66,369     355,635
Proceeds from sales of investment securities held to maturity                     3,021          --          --
Proceeds from sales of investment securities available for sale                  75,446      73,520     176,905
Net (increase) decrease in loans                                                (50,511)    (85,222)    (95,950)
Proceeds from sales of other real estate owned                                    6,732       6,235      12,068
Proceeds from sales of other assets                                                 101          71          13
Purchase of investment securities held to maturity                              (15,682)    (10,565)    (10,300)
Purchase of bank owned life insurance                                                --          --     (15,490)
Purchase of investment securities available for sale                           (168,528)   (150,701)   (522,972)
Purchase of bank premises and equipment                                          (7,587)     (7,035)     (5,058)
                                                                              ---------   ---------   ---------
         Net cash used for investing activities                               $ (86,960)  $ (81,718)  $ (77,193)
                                                                              ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                      $  83,999   $  61,594   $  28,157
Net increase (decrease) in short term borrowings                                     --     (45,000)     45,000
Net increase in Federal Home Loan Bank borrowings                                    --      31,500          --
Net increase in securities sold under repurchase agreements                       5,000      30,000          --
Repurchase of common stock                                                       (6,984)     (3,873)    (31,008)
Issuance of common stock                                                          1,395       2,940         342
Dividends paid                                                                  (11,292)    (10,649)    (10,904)
                                                                              ---------   ---------   ---------
         Net cash provided by financing activities                            $  72,118   $  66,512   $  31,587
                                                                              ---------   ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          $   2,790   $  12,015   $ (21,093)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR (Note 1)                          34,540      22,525      43,618
                                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR (Note 1)                             $  37,330   $  34,540   $  22,525
                                                                              =========   =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest                                                     $  37,975   $  26,835   $  27,646
   Cash paid for federal income taxes                                         $   6,293   $   7,135   $   7,120
                                                                              =========   =========   =========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES
   Transfer of loans to other real estate owned                               $   9,881   $   5,461   $   6,169
   Transfer of loans to other assets                                          $     202   $      55   $      44
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

     The accounting and reporting policies of the Bank conform to practice within the banking industry and are in accordance with accounting principles generally accepted in the United States. Preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term are the determination of the allowance for loan losses, the fair value of investment securities, and the valuation of other real estate owned.

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

     The allowance consists of specific and general components. The specific component relates to loans that are classified as non-accrual or renegotiated. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience, adjusted for qualitative factors..

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

     BANK PREMISES AND EQUIPMENT

     Bank premises and equipment are stated at cost, less accumulated depreciation of $27,826,000 in 2005 and $25,427,000 in 2004. The Bank uses the straight-line method to provide for depreciation, which is charged to operations over the estimated useful lives of the assets. Depreciation expense amounted to $2,781,000 in 2005, $2,817,000 in 2004, and $2,471,000
     in 2003.

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

     The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

Dollars in thousands                                                  2005     2004     2003
                                                                    -------   -----   -------
Unrealized gains (losses) on securities available for sale          $(7,401)  $ 403   $  (244)
Reclassification adjustment for losses (gains) realized in income      (295)   (567)   (1,041)
                                                                    -------   -----   -------
Net unrealized gains (losses)                                       $(7,696)  $(164)  $(1,285)
Tax effect                                                            2,693      57       450
                                                                    -------   -----   -------
Accumulated other comprehensive income (loss)                       $(5,003)  $(107)  $  (835)
                                                                    -------   -----   -------

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

     The Company's as reported and pro forma information for the years ended December 31:

Dollars in thousands, except per share data     2005      2004      2003
                                              -------   -------   -------
Net Income as Reported                        $17,979   $22,599   $19,315
Pro Forma Adjustment Due to Stock Options        (338)     (225)     (102)
                                              -------   -------   -------
Pro Forma Net Income                          $17,641   $22,374   $19,213
                                              =======   =======   =======
Earnings per Share as Reported
   Basic                                      $  1.04   $  1.30   $  1.02
   Diluted                                    $  1.03   $  1.29   $  1.01
Pro Forma Earnings per Share
   Basic                                      $  1.02   $  1.28   $  1.01
   Diluted                                    $  1.01   $  1.28   $  1.01

     Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants are generally made each year.

     The weighted average fair value of options granted was $5.10, $3.52, and $2.63 in 2005, 2004, and 2003, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005, 2004, and 2003: expected option lives of seven years for all three; expected volatility of 24.3%, 25.3%, and 21.5%, risk-free interest rates of 3.8%, 3.8%, and 3.9%, and dividend yield of 3.5%, 3.5%, and 3.5%, respectively.

     OFF BALANCE SHEET INSTRUMENTS

     In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

     ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Accounting for Stock-Based Compensation ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement based on their fair values. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. The amount of compensation is measured at the fair value of the options when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options. SFAS 123R will apply to awards granted or modified after January 1, 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The future effect of the adoption of the new accounting principle on results of operations will depend on the level of future option grants, the vesting period for those grants, and the fair value of the options granted at such future date. Existing options that are scheduled to vest after the adoption date are expected to result in additional compensation expense of approximately $550,000 in 2006, $350,000 in 2007, and $150,000 in 2008.

(2) CASH AND DUE FROM BANKS

     The Bank is required by regulatory agencies to maintain legal reserve requirements based on the level of balances in deposit categories. Cash balances restricted from usage due to these requirements were $2,205,000 and $1,954,000 at December 31, 2005 and 2004, respectively. Cash and due from banks includes deposits held at correspondent banks in excess of FDIC insurance limits.

(3)  INVESTMENT SECURITIES

     The following is a summary of the Bank's investment securities portfolio as of December 31, 2005 and 2004 (000's omitted):

                                                                   HELD TO MATURITY
                                                                  DECEMBER 31, 2005
                                                   -----------------------------------------------
                                                                  GROSS        GROSS     ESTIMATED
                                                   AMORTIZED   UNREALIZED   UNREALIZED     MARKET
                                                     COST         GAINS       LOSSES       VALUE
                                                   ---------   ----------   ----------   ---------
Obligations of U.S. Government Agencies             $    11       $  1         $ --       $    12
Obligations of States and Political Subdivisions     76,456        902          (65)       77,293
                                                    -------       ----         ----       -------
                                                    $76,467       $903         $(65)      $77,305
                                                    =======       ====         ====       =======

                                                                  AVAILABLE FOR SALE
                                                                  DECEMBER 31, 2005
                                                   -----------------------------------------------
                                                                  GROSS        GROSS     ESTIMATED
                                                   AMORTIZED   UNREALIZED   UNREALIZED     MARKET
                                                     COST         GAINS       LOSSES       VALUE
                                                   ---------   ----------   ----------   ---------
Obligations of U.S. Government Agencies             $358,412      $158       $(7,496)     $351,074
Obligations of States and Political Subdivisions      26,206       197          (322)       26,081
Other Securities                                      67,098       506          (738)       66,866
                                                    --------      ----       -------      --------
                                                    $451,716      $861       $(8,556)     $444,021
                                                    ========      ====       =======      ========

                                                                   HELD TO MATURITY
                                                                  DECEMBER 31, 2004
                                                   -----------------------------------------------
                                                                  GROSS        GROSS     ESTIMATED
                                                   AMORTIZED   UNREALIZED   UNREALIZED     MARKET
                                                     COST         GAINS       LOSSES       VALUE
                                                   ---------   ----------   ----------   ---------
Obligations of U.S. Government Agencies             $   527      $   51       $  --       $   578
Obligations of States and Political Subdivisions     80,622       2,161        (147)       82,636
Other Securities                                      2,992          82          --         3,074
                                                    -------      ------       -----       -------
                                                    $84,141      $2,294       $(147)      $86,288
                                                    =======      ======       =====       =======

                                                                  AVAILABLE FOR SALE
                                                                  DECEMBER 31, 2004
                                                   -----------------------------------------------
                                                                  GROSS        GROSS     ESTIMATED
                                                   AMORTIZED   UNREALIZED   UNREALIZED     MARKET
                                                     COST         GAINS       LOSSES       VALUE
                                                   ---------   ----------   ----------   ---------
Obligations of U.S. Government Agencies             $315,410     $1,123      $(2,152)     $314,381
Obligations of States and Political Subdivisions      28,635        812         (260)       29,187
Other Securities                                      64,472        397          (84)       64,785
                                                    --------     ------      -------      --------
                                                    $408,517     $2,332      $(2,496)     $408,353
                                                    ========     ======      =======      ========

     The amortized cost and estimated market value of securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000's omitted).

                                        HELD TO MATURITY       AVAILABLE FOR SALE
                                     ---------------------   ---------------------
                                                 ESTIMATED               ESTIMATED
                                     AMORTIZED     MARKET    AMORTIZED     MARKET
                                        COST       VALUE        COST       VALUE
                                     ---------   ---------   ---------   ---------
Maturing within
   1 year                             $11,372     $11,410     $     --    $     --
   1 to 5 years                        35,411      35,895       42,234      41,272
   5 to 10 years                       20,823      21,138      233,193     228,339
   Over 10 years                        8,861       8,862      174,276     172,364
Securities with no stated maturity         --          --        2,016       2,046
                                      -------     -------     --------    --------
                                      $76,467     $77,305     $451,719    $444,021
                                      =======     =======     ========    ========

     The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates and management determines that the Company has the intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery in the market value. The fair values of investments with an amortized cost in excess of their fair values at December 31, 2005 and December 31, 2004 are as follows:

                                                                   DECEMBER 31, 2005
                                                   -------------------------------------------------
                                                     LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
                                                   -----------------------   -----------------------   -----------------------
                                                                   GROSS                     GROSS                     GROSS
                                                    AGGREGATE   UNREALIZED    AGGREGATE   UNREALIZED    AGGREGATE   UNREALIZED
                                                   FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
                                                   ----------   ----------   ----------   ----------   ----------   ----------
Obligations of United States Government Agencies    $198,750      $3,147      $132,167      $4,350      $330,917      $7,497
Obligations of States and Political Subdivisions      16,237         179         3,929         206      $ 20,166      $  385
Other Securities                                      14,726         238         2,499         501      $ 17,225      $  739
                                                    --------      ------      --------      ------      --------      ------
                                                    $229,713      $3,564      $138,595      $5,057      $368,308      $8,621
                                                    ========      ======      ========      ======      ========      ======

                                                                   DECEMBER 31, 2004
                                                   -------------------------------------------------
                                                     LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
                                                   -----------------------   -----------------------   -----------------------
                                                                   GROSS                     GROSS                     GROSS
                                                    AGGREGATE   UNREALIZED    AGGREGATE   UNREALIZED    AGGREGATE   UNREALIZED
                                                   FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
                                                   ----------   ----------   ----------   ----------   ----------   ----------
Obligations of United States Government Agencies    $144,904      $1,703      $18,551        $449       $163,455      $2,152
Obligations of States and Political Subdivisions       6,423          58        2,692         349       $  9,115      $  407
Other Securities                                      12,795          84           --          --       $ 12,795      $   84
                                                    --------      ------      -------        ----       --------      ------
                                                    $164,122      $1,845      $21,243        $798       $185,365      $2,643
                                                    ========      ======      =======        ====       ========      ======

     The increase in investment securities with unrealized losses and the increase in unrealized losses on investment securities are primarily the result of increases in market interest rates and not the result of credit quality of the issuers of the securities. The company has the ability and intent to hold these securities until recovery, which may be until maturity.

     Investment securities carried at $323,415,000 and $322,959,000 were pledged or set aside to secure borrowings, public and trust deposits, and for other purposes required by law at December 31, 2005 and December 31, 2004, respectively.

     At December 31, 2005, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Bank with an estimated market value of $216,643,000. At December 31, 2004, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Bank with an estimated market value of $160,741,000.

     For the years ended December 31, 2005, 2004, and 2003, proceeds from sales of securities amounted to $78,467,000, $73,520,000, and $176,905,000, respectively. Gross realized gains amounted to $690,000, $1,174,000, and $1,046,000, respectively. Gross realized losses amounted to $395,000, $607,000, and $5,000, respectively. The tax provision applicable to these net realized gains and losses amounted to $103,000, $179,000, and $364,000, respectively.

     During 2005, sales of securities classified as Held to Maturity totaled $3,021,000. This transaction consisted of a single fixed rate debt security issued by Ford Motor Credit Company. The credit rating of the issuer declined below investment grade and Management decided to sell the bond. The Bank has no more corporate securities classified as Held to Maturity.

(4)  LOANS

     Loan balances outstanding as of December 31 consist of the following (000s omitted):

                                                 2005       2004
                                               --------   --------
Real estate loans                              $813,953   $773,892
Loans to finance agricultural production and
   other loans to farmers                         3,519      2,333
Commercial and industrial loans                 100,289     88,035
Loans to individuals for household, family,
   and other personal expenditures               71,244     81,119
All other loans (including overdrafts)            1,635      1,297
                                               --------   --------
   Total loans, gross                          $990,640   $946,676
   Less: Deferred loan fees                       1,763      1,573
                                               --------   --------
   Total loans, net of deferred loan fees      $988,877   $945,103
   Less: Allowance for loan losses               13,625     13,800
                                               --------   --------
                                               $975,252   $931,303
                                               ========   ========

     The following is a summary of impaired loans (000s omitted):

                                                                            2005      2004      2003
                                                                          -------   -------   -------
Year-end impaired loans with no allowance for loan losses allocated       $ 1,601   $ 3,809   $11,212
Year-end impaired loans with allowance for loan losses allocated           14,713    30,136    32,379
Year-end allowance for loan losses allocated to impaired loans              2,156     6,014     6,873
Average investment in impaired loans                                       23,375    33,410    30,112
Interest income recognized on impaired loans                                  438     1,120     1,506
Cash basis interest income recognized on impaired loans during the year       438     1,120     1,506

     Non-accrual loans totaled $16,212,000 as of December 31, 2005 and $29,896,000 as of December 31, 2004. Loans ninety days or more past due and still accruing interest were $101,000 as of December 31, 2005 and $230,000 as of December 31, 2004.

     Included in Loans are loans to certain officers, directors, and companies in which such officers and directors have 10 percent or more beneficial ownership in the aggregate amount of $26,262,000 and $19,295,000 at December 31, 2005 and 2004, respectively. In 2005, new loans and other additions amounted to $32,477,000, and repayments and other reductions amounted to $25,510,000. In Management's judgment, these loans were made on substantially the same terms and conditions as those made to other borrowers, and do not represent more than the normal risk of collectibility or present other unfavorable features.

     Loans carried at $195,357,000 and $181,412,000 at December 31, 2005 and
     2004, respectively, were pledged to secure Federal Home Loan Bank advances.

(5)  ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses was as follows (000s omitted):

                                      2005      2004      2003
                                    -------   -------   -------
Balance beginning of year           $13,800   $14,500   $12,400
Provision for loan losses             6,906     2,491     8,005
Loans charged off                    (9,340)   (4,447)   (6,683)
Transfer to establish reserve for
   unfunded loan commitments           (275)       --        --
Recoveries                            2,534     1,256       778
                                    -------   -------   -------
Balance end of year                 $13,625   $13,800   $14,500
                                    =======   =======   =======

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

(6)  BANK PREMISES AND EQUIPMENT

     Bank premises and equipment as of year end are as follows (000s omitted):

                                      2005      2004
                                    -------   -------
Land, buildings and improvements    $33,478   $27,909
Equipment, furniture and fixtures    20,979    19,688
                                    -------   -------
Total Bank premises and equipment   $54,457   $47,597
Less accumulated depreciation        27,826    25,427
                                    -------   -------
Bank premises and equipment, net    $26,631   $22,170
                                    =======   =======

     Bank Premises and Equipment includes Construction in Progress of $5,578,000 as of December 31, 2005 and $1,833,000 as of December 31, 2004. In May, 2005 the Company began construction of a new headquarters building in downtown Monroe, Michigan. The remaining commitment under the construction contract is $6,138,000 as of December 31, 2005.

     The Company has entered into lease commitments for office locations. Rental expense charged to operations was $314,000, $377,000 and $311,000 for the years ended December 31, 2005, 2004, and 2003, respectively. The future minimum lease payments are as follows:

              Minimum
Year          Payment
----         --------
2006         $206,000
2007          208,000
2008          194,000
2009           78,000
2010           81,000
Thereafter    147,000

(7)   INTEREST RECEIVABLE AND OTHER ASSETS

     The Bank includes the cash surrender value of Bank Owned Life Insurance
     (BOLI) in Interest Receivable and Other Assets on the accompanying consolidated balance sheets. The cash surrender value of the BOLI was $36,252,000 at December 31, 2005 and $35,152,000 at December 31, 2004. The
     following is a description of the components of the BOLI:

     DIRECTOR SPLIT-DOLLAR LIFE INSURANCE

     On December 21, 2000, the Bank entered into director split-dollar life insurance agreements with each of its ten then directors. Under the split-dollar agreement, the policy's interests are divided between the Bank and the director. The Bank owns the cash surrender value, including the accumulated policy earnings, with each director's beneficiaries receiving a fixed amount that is based on his or her years of director service and the Bank receiving the remainder of the death benefits. The directors' death benefits are $500,000 for director service of less than 3 years, $600,000 for service up to 5 years, $750,000 for service up to 10 years, and $1,000,000 for director service of 10 years or more. In 2000, the Bank fully paid the premiums for these ten policies with one lump sum premium payment in the amount of $4,937,000. In 2003, the Bank paid additional premiums of $3,661,000 to increase the coverage for each director to an amount sufficient to provide the maximum split-dollar benefit that could be attained.

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

(8)  DEPOSITS

     Interest expense on time certificates of deposit of $100,000 or more in the year 2005 amounted to $6,217,000, as compared with $3,358,000 in 2004, and $3,066,000 in 2003. At December 31, 2005, the balance of time certificates of deposit of $100,000 or more was $203,161,000, as compared with $145,846,000 at December 31, 2004. The amount of time deposits with a remaining term of more than 1 year was $306,630,000 at December 31, 2005 and $246,802,000 at December 31, 2004. The following table shows the scheduled maturities of Certificates of Deposit as of December 31, 2005:

             Under $100,000   $100,000 and over
             --------------   -----------------
2006          $ 97,122,000       $146,380,000
2007           154,432,000         35,983,000
2008            46,649,000         10,896,000
2009            30,016,000          8,734,000
2010            11,618,000          1,168,000
Thereafter       7,134,000                  0
              ------------       ------------
Total         $346,971,000       $203,161,000
              ============       ============

     Time certificates of deposit under $100,000 include $69,359,000 of brokered certificates of deposit as of December 31, 2005, and $38,811,000 of brokered certificates of deposit as of December 31, 2004.

(9)  FEDERAL HOME LOAN BANK ADVANCES AND REPURCHASE AGREEMENTS

     The following is a summary of the Bank's borrowings from the Federal Home Loan Bank of Indianapolis as of December 31, 2005 and 2004 (000s omitted):

                                DECEMBER 31, 2005

               FLOATING RATE       FIXED RATE
              ---------------   ---------------
MATURING IN    AMOUNT    RATE    AMOUNT    RATE
-----------   --------   ----   --------   ----
2009          $ 13,000   4.50%  $ 15,000   5.52%
2010                --     --    115,000   5.40%
2011             3,000   4.65%     3,500   5.08%
2013            95,000   6.61%        --     --
2014            12,000   4.66%        --     --
              --------   ----   --------   ----
              $123,000   6.15%  $133,500   5.41%
              ========   ====   ========   ====

                                DECEMBER 31, 2004

               FLOATING RATE       FIXED RATE
              ---------------   ---------------
MATURING IN    AMOUNT    RATE    AMOUNT    RATE
-----------   --------   ----   --------   ----
2009          $ 13,000   2.44%  $ 15,000   5.52%
2010                --     --    115,000   5.40%
2011             3,000   2.65%     3,500   5.08%
2013            95,000   4.56%        --     --
2014            12,000   2.66%        --     --
              --------   ----   --------   ----
              $123,000   4.10%  $133,500   5.41%
              ========   ====   ========   ====

     The interest rates on the floating rate advances reset quarterly based on the three month LIBOR rate plus a spread ranging from 15 to 260 basis points. The fixed rate advances have a put option that allows the Federal Home Loan Bank to require repayment of the advance or conversion of the advance to floating rate at the three month LIBOR rate plus a spread ranging from 0 to 2 basis points.

     The following is a summary of the Bank's borrowings under repurchase agreements as of December 31, 2005 and 2004 (000s omitted):

                                DECEMBER 31, 2005

               FLOATING RATE       FIXED RATE
              ---------------   ---------------
MATURING IN    AMOUNT    RATE    AMOUNT    RATE
-----------   --------   ----   --------   ----
2006          $10,000   3.45%  $10,000   3.38%
2007               --     --     5,000   3.61%
2008               --     --     5,000   4.05%
2012               --     --     5,000   4.12%
              -------   ----   -------   ----
              $10,000   3.45%  $25,000   3.71%
              =======   ====   =======   ====

                                DECEMBER 31, 2004

               FLOATING RATE      FIXED RATE
              --------------   ---------------
MATURING IN    AMOUNT   RATE    AMOUNT   RATE
-----------   -------   ----   -------   ----
2005          $    --     --   $ 5,000   2.14%
2006               --     --     5,000   3.00%
2007               --     --     5,000   3.61%
2008               --     --     5,000   4.05%
2011           10,000   2.57%       --     --
              -------   ----   -------   ----
              $10,000   2.57%  $20,000   2.67%
              =======   ====   =======   ====

(10) RETIREMENT PLANS

     In 2000, the Bank implemented a retirement plan that included both a money purchase pension plan, as well as a voluntary profit sharing 401(k) plan for all employees who meet certain age and length of service eligibility requirements. In 2002, the Bank amended its retirement plan to freeze the money purchase plan and retain the 401(k) plan. To ensure that the plan meets the Safe Harbor provisions of the applicable sections of the Internal Revenue Code, the Bank contributes an amount equal to four percent of the employee's base salary to the 401(k) plan for all eligible employees. In addition, an employee may contribute from 1 to 75 percent of his or her base salary, up to a maximum of $14,000 in 2005. This annual contribution limit increases by $1,000 each year until it reaches $15,000 in 2006. The Bank matches the employee's elective contribution up to the first six percent of the employee's annual base salary. Depending on the Bank's profitability, an additional profit sharing contribution may be made by the Bank to the 401(k) plan. The total retirement plan expense was $1,184,000 for the year ended December 31, 2005, $1,257,000 for the year ended December 31, 2004, and $1,012,000 for the year ended December 31, 2003. This included profit sharing contributions of one percent in 2005, three percent in 2004, and two percent in 2003.

     The Bank has a postretirement benefit plan that generally provides for the continuation of medical benefits for all employees who retire from the Bank at age 55 or older, upon meeting certain length of service eligibility requirements. The Bank does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. The amount of benefits paid under the postretirement benefit plan was $107,000 in 2005, $101,000 in 2004, and $95,000 in 2003. The amount of insurance premium paid by the Bank for retirees is capped at 200% of the cost of the premium as of December 31, 1992.

     A reconciliation of the accumulated postretirement benefit obligation ("APBO") to the amounts recorded in the consolidated balance sheets in Interest Payable and Other Liabilities at December 31 is as follows (000s omitted):

                                                                  2005     2004
                                                                 ------   ------
APBO                                                             $1,988   $1,811
Unrecognized net transition obligation                             (375)    (429)
Unrecognized prior service costs                                    (32)     (36)
Unrecognized net gain                                                62      159
                                                                 ------   ------
Liability recorded in the consolidated statements of condition   $1,643   $1,505
                                                                 ======   ======

     The changes recorded in the accumulated postretirement benefit obligation were as follows (000s omitted):

                             2005     2004
                            ------   ------
APBO at beginning of year   $1,811   $2,033
Service cost                    86       79
Interest cost                  101      123
Actuarial loss                  97     (323)
Benefits paid during year     (107)    (101)
                            ------   ------
APBO at end of year         $1,988   $1,811
                            ======   ======

     Components of the Bank's postretirement benefit expense were as follows:

                                        2005   2004   2003
                                        ----   ----   ----
Service cost                            $ 86   $ 79   $ 69
Interest cost                            101    123    114
Amortization of transition obligation     54     54     54
Prior service costs                        4      4      4
Amortization of gains                     --     --     --
                                        ----   ----   ----
Net postretirement benefit expense      $245   $260   $241
                                        ====   ====   ====

     The APBO as of December 31, 2005 and 2004 was calculated using assumed discount rates of 5.50% and 5.75%, respectively. Based on the provisions of the plan, the Bank's expense is capped at 200% of the 1992 expense, with all expenses above the cap incurred by the retiree. The expense reached the cap in 2004, and accordingly the impact of an increase in health care costs on the APBO was not calculated.

(11) STOCKHOLDERS' EQUITY

     On December 11, 2003, the Corporation repurchased 1,632,475 shares of its stock at $18.50 per share in a self tender offer.

     On December 21, 2000, the Corporation's Board of Directors authorized the repurchase of up to 2 million shares of MBT Financial Corp. common stock during the two-year period beginning January 2, 2001. On December 19, 2002, the Board of Directors extended the repurchase program until December 31, 2004. On December 23, 2004, the Board of Directors issued a new authorization to repurchase up to 2 million shares during 2005. Shares purchased are as follows:

           Shares
        Repurchased       Cost
        -----------   -----------
2003       60,000         808,000
2004      220,000       3,874,000
2005      364,420       6,984,000
          -------     -----------
Total     644,420     $11,666,000
          =======     ===========

     On December 22, 2005, the Corporation's Board of Directors authorized the repurchase of up to 2 million shares of MBT Financial Corp. common stock during the 12 month period ending December 31, 2006.

(12) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Certain of the Bank's assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets. These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below. The fair values of all financial instruments not discussed below are estimated to be equal to their carrying values as of December 31, 2005 and 2004.

     INVESTMENT SECURITIES

     Fair value for the Bank's investment securities was determined using the market value at December 31, 2005 and 2004. These Estimated Market Values are disclosed in Note 3.

     LOANS, NET

     The fair value of all loans is estimated by discounting the future cash flows associated with the loans, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair value of loans at December 31, 2005, net of the allowance for loan losses, is $977,042,000, compared to the carrying value of $975,252,000. The estimated fair value of loans at December 31, 2004, net of the allowance for loan losses, was $946,389,000, compared to the carrying value of $931,303,000.

     OTHER TIME DEPOSITS

     The fair value of other time deposits, consisting of fixed maturity certificates of deposit, is estimated by discounting the related cash flows using the rates currently offered for deposits of similar remaining maturities. The estimated fair value of other time deposits at December 31, 2005 is $551,648,000, compared to the carrying value of $547,544,000. The estimated fair value of other time deposits at December 31, 2004 was $443,265,000, compared to the carrying value of $435,614,000.

     FHLB ADVANCES AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     A portion of the Federal Home Loan Bank advances in the accompanying consolidated balance sheets were written with a put option that allows the Federal Home Loan Bank to require repayment or conversion to a variable rate advance. The fair value of these putable Federal Home Loan Bank advances is estimated using the binomial lattice option pricing method. The estimated fair value of putable Federal Home Loan Bank advances at December 31, 2005 is $134,065,000, compared to the carrying value of $130,000,000.

     The fair value and carrying value of the variable rate advances at December 31, 2005 is $123,000,000. The estimated fair value of the fixed rate Federal Home Loan Bank advance at December 31, 2005 is $3,517,000, compared to the carrying value of $3,500,000.

     The estimated fair value of putable Federal Home Loan Bank advances at December 31, 2004 was $140,160,000, compared to the carrying value of $130,000,000. The fair value and carrying value of the variable rate advances at December 31, 2004 was $123,000,000.

     The estimated fair value of the Securities Sold under Repurchase Agreements at December 31, 2005 was $35,307,000, compared to the carrying value of $35,000,000. The estimated fair value of the Securities Sold under Repurchase Agreements at December 31, 2004 was $29,943,000, compared to the carrying value of $30,000,000.

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

     The provision for Federal income taxes consists of the following (000s omitted):

                                                       2005     2004     2003
                                                      ------   ------   ------
Federal income taxes currently payable (refundable)   $6,643   $8,580   $7,348
Provision (credit) for deferred taxes on:
   Book (over) under tax loan loss provision              71      245     (639)
   Accretion of bond discount                            (72)     (43)    (245)
   Net deferred loan origination fees                    265       56      (43)
   Accrued postretirement benefits                      (219)     (81)       5
   Tax over (under) book depreciation                    178     (258)     441
   Other, net                                             (8)     276     (256)
                                                      ------   ------   ------
                                                         215      195     (737)
                                                      ------   ------   ------
Total deferred provision (credit)                     $6,858   $8,775   $6,611
                                                      ======   ======   ======

     The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as follows:

                            2005   2004   2003
                            ----   ----   ----
Statutory rate              35.0%  35.0%  35.0%
Municipal interest income   (8.0)  (6.3)  (7.7)
Other, net                   0.8   (0.7)  (1.8)
                            ----   ----   ----
Effective tax rate          27.8%  28.0%  25.5%
                            ====   ====   ====

     The components of the net deferred Federal income tax asset (included in Interest Receivable and Other Assets on the accompanying consolidated balance sheets) at December 31 are as follows (000s omitted):

                                                             2005     2004
                                                            ------   ------
Deferred Federal income tax assets:
   Allowance for loan losses                                $4,663   $4,734
   Net deferred loan origination fees                          280      545
   Tax versus book depreciation differences                    296      474
   Net unrealized losses on securities available for sale    2,694       58
   Accrued postretirement benefits                             771      552
   Other, net                                                  199      191
                                                            ------   ------
                                                            $8,903   $6,554
Deferred Federal income tax liabilities:
   Accretion of bond discount                               $ (227)  $ (299)
                                                            ------   ------
                                                            $ (227)  $ (299)
                                                            ------   ------
Net deferred Federal income tax asset                       $8,676   $6,255
                                                            ======   ======

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

     As of December 31, 2005, the Corporation's capital ratios exceeded the required minimums to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation must maintain minimum Total risk based, Tier I risk based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since December 31, 2005 that Management believes have changed the Corporation's category. Management believes, as of December 31, 2005, that the Corporation meets all capital adequacy requirements to which it is subject.

     The Corporation's and Bank's actual capital amounts and ratios are also presented in the table (000's omitted in dollar amounts).

                                                                  Minimum to
                                                                  Qualify as
                                                 Actual        Well Capitalized
                                            ----------------   ----------------
                                             Amount    Ratio    Amount    Ratio
                                            --------   -----   --------   -----
AS OF DECEMBER 31, 2005:
   Total Capital to Risk-Weighted Assets
      Consolidated                          $170,347   15.0%   $113,895   10.0%
      Monroe Bank & Trust                    169,434   14.9%    113,892   10.0%
   Tier 1 Capital to Risk-Weighted Assets
      Consolidated                           156,432   13.7%     68,337    6.0%
      Monroe Bank & Trust                    155,519   13.7%     68,335    6.0%
   Tier 1 Capital to Average Assets
      Consolidated                           156,432    9.6%     81,161    5.0%
      Monroe Bank & Trust                    155,519    9.6%     81,159    5.0%

                                                                  Minimum to
                                                                  Qualify as
                                                 Actual        Well Capitalized
                                            ----------------   ----------------
                                             Amount    Ratio    Amount    Ratio
                                            --------   -----   --------   -----
AS OF DECEMBER 31, 2004:
   Total Capital to Risk-Weighted Assets
      Consolidated                          $168,796   15.6%   $108,483   10.0%
      Monroe Bank & Trust                    166,976   15.4%    108,483   10.0%
   Tier 1 Capital to Risk-Weighted Assets
      Consolidated                           155,207   14.3%     65,090    6.0%
      Monroe Bank & Trust                    153,387   14.1%     65,090    6.0%
   Tier 1 Capital to Average Assets
      Consolidated                           155,207   10.0%     77,275    5.0%
      Monroe Bank & Trust                    153,387    9.9%     77,275    5.0%

(15) EARNINGS PER SHARE

     The calculation of earnings per common share for the years ended December 31 is as follows:

                                                     2005          2004          2003
                                                 -----------   -----------   -----------
Basic
   Net income                                    $17,979,000   $22,599,000   $19,315,000
   Less preferred dividends                               --            --            --
   Net income applicable to common stock         $17,979,000   $22,599,000   $19,315,000
   Average common shares outstanding              17,344,376    17,444,165    19,026,369
   Earnings per common share - basic             $      1.04   $      1.30   $      1.02

                                                     2005          2004          2003
                                                 -----------   -----------   -----------
Diluted
   Net income                                    $17,979,000   $22,599,000   $19,315,000
   Less preferred dividends                               --            --            --
   Net income applicable to common stock         $17,979,000   $22,599,000   $19,315,000
   Average common shares outstanding              17,344,376    17,444,165    19,026,369
   Stock option adjustment                            73,991        83,500        46,260
   Average common shares outstanding - diluted    17,418,367    17,527,665    19,072,629
   Earnings per common share - diluted           $      1.03   $      1.29   $      1.01

(16) STOCK-BASED COMPENSATION PLAN

     The Long-Term Incentive Compensation Plan approved by shareholders at the April 6, 2000 Annual Meeting of Shareholders of Monroe Bank & Trust authorized the Board of Directors to grant nonqualified stock options to key employees and non-employee directors. Such grants may be made until January 2, 2010 for up to 1,000,000 shares of the Corporation's common stock. The amount that may be awarded to any one individual is limited to 100,000 shares in any one calendar year. As of December 31, 2005, the number of shares available under the plan is 267,729. This includes 76,083 shares that were previously awarded that have been forfeited.

     Stock options granted under the plan have exercise prices equal to the fair market value at the date of grant. Options granted under the plan may be exercised for a period of no more than ten years from the date of grant. One-third of the options granted to key employees in 2005 and 2004 vest annually, beginning December 31, 2005, and December 31, 2004, respectively. The options granted to key employees in 2003, 2002 and 2000 are vested as of December 31, 2005, December 31, 2004 and December 31, 2002, respectively. The options granted to non-employee directors in 2002 and 2001 vested on December 31, 2002 and December 31, 2001, respectively.

     A summary of the status of stock options under the plan is presented in the table below.

                                          2005                 2004                 2003
                                   ------------------   ------------------   ------------------
                                             Weighted             Weighted             Weighted
                                              Average              Average              Average
                                             Exercise             Exercise             Exercise
                                    Shares     Price     Shares     Price     Shares     Price
                                   -------   --------   -------   --------   -------   --------
Options Outstanding, January 1     433,787    $15.21    480,802    $14.73    323,949    $15.52
Granted                            136,000     23.40    161,000     16.69    179,500     13.20
Exercised                           88,162     14.16    183,915     14.97     19,647     13.86
Forfeited/Expired                   48,983     15.34     24,100     17.33         --        --
Cancelled                               --        --         --        --      3,000     13.85
                                   -------    ------    -------    ------    -------    ------
Options Outstanding, December 31   432,642    $17.99    433,787    $15.21    480,802    $14.73
                                   -------    ------    -------    ------    -------    ------
Options Exercisable, December 31   303,321    $16.54    266,637    $15.08    306,445    $15.49
                                   -------    ------    -------    ------    -------    ------
Weighted Average Fair Value of
   Options Granted During Year                $ 5.10               $ 3.52               $ 2.63

     The options outstanding as of December 31, 2005 are exercisable at prices ranging from $13.20 to $23.40. The options exercisable as of December 31, 2005 are exercisable at prices ranging from $13.20 to $23.40. The number of options and remaining life of options at each exercise price are as follows:

                    Outstanding Options        Exercisable Options
                 ------------------------   ------------------------
                           Remaining Life             Remaining Life
Exercise Price    Shares     (in years)      Shares     (in years)
--------------   -------   --------------   -------   --------------
    $ 13.20       87,669        7.01         87,669        7.01
    $ 13.85       37,671        6.01         37,671        6.01
    $ 13.94        4,402        5.01          4,402        5.01
    $ 16.69      114,500        8.01         75,839        8.01
    $18.125       52,400        4.50         52,400        4.50
    $ 23.40      136,000        9.01         45,340        9.01
                 -------                    -------
                 432,642                    303,321

(17) PARENT COMPANY

     Condensed parent company financial statements, which include transactions with the subsidiary, are as follows (000s omitted):

     BALANCE SHEETS

                                                    DECEMBER 31,
                                                -------------------
                                                  2005       2004
                                                --------   --------
Assets
Cash and due from banks                         $  2,962   $  3,994
Investment in subsidiary bank                    150,706    153,524
Other assets                                          32         --
                                                --------   --------
   Total assets                                 $153,700   $157,518
                                                ========   ========
LIABILITIES
Dividends payable and other liabilities         $  2,081   $  2,172
                                                --------   --------
   Total liabilities                               2,081      2,172
                                                ========   ========
STOCKHOLDERS' EQUITY
   Total stockholders' equity                    151,619    155,346
                                                --------   --------
   Total liabilities and stockholders' equity   $153,700   $157,518
                                                ========   ========

     STATEMENTS OF INCOME

                                                  YEARS ENDED DECEMBER 31,
                                                ----------------------------
                                                  2005      2004      2003
                                                -------   -------   --------
Income
Dividends from subsidiary bank                  $15,871   $12,829   $ 42,061
                                                -------   -------   --------
      Total income                               15,871    12,829     42,061
                                                -------   -------   --------
EXPENSE
Interest on other borrowed funds                     --        --         --
Other expense                                       150       176        399
                                                -------   -------   --------
      Total expense                                 150       176        399
                                                -------   -------   --------
Income before tax and equity in undistributed
   net income of subsidiary bank                 15,721    12,653     41,662
Income tax benefit                                  (52)      (51)      (102)
                                                -------   -------   --------
Income before equity in undistributed
   net income of subsidiary bank                 15,773    12,704     41,764
Equity in undistributed net income (loss)
   of subsidiary bank                             2,206     9,895    (22,449)
                                                -------   -------   --------
NET INCOME                                      $17,979   $22,599   $ 19,315
                                                =======   =======   ========

     STATEMENTS OF CASH FLOWS

                                                  YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                 2005       2004       2002
                                               --------   --------   --------
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
Net income                                     $ 17,979   $ 22,599   $ 19,315
Equity in undistributed net income (loss) of
   subsidiary bank                               (2,206)    (9,895)    22,449
Net increase (decrease) in other liabilities       (125)      (197)      (164)
Net decrease in other assets                        200        325         --
                                               --------   --------   --------
   Net cash provided by operating activities   $ 15,848   $ 12,832   $ 41,600
                                               --------   --------   --------
CASH FLOWS PROVIDED BY (USED FOR)
FINANCING ACTIVITIES:
Issuance of common stock                       $  1,396   $  2,940   $    342
Repurchase of common stock                       (6,984)    (3,874)   (31,008)
Dividends paid                                  (11,292)   (10,649)   (10,904)
                                               --------   --------   --------
   Net cash used for financing activities      $(16,880)  $(11,583)  $(41,570)
                                               --------   --------   --------
NET INCREASE IN CASH
AND CASH EQUIVALENTS                           $ (1,032)  $  1,249   $     30
CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR                              3,994      2,745      2,715
                                               --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $  2,962   $  3,994   $  2,745
                                               --------   --------   --------

     Under current regulations, the Bank is limited in the amount it may loan to the Corporation. Loans to the Corporation may not exceed ten percent of the Bank's capital stock, surplus, and undivided profits plus the allowance for loan losses. Loans from the Bank to the Corporation are required to be collateralized. Accordingly, at December 31, 2005, Bank funds available for loans to the Corporation amounted to $16,907,000. The Bank has not made any loans to the Corporation.

     Federal and state banking laws and regulations place certain restrictions on the amount of dividends a bank may make to its parent company. Michigan law limits that amount of dividends the Bank can pay to the Corporation without regulatory approval to the sum of its current year net income and its undivided profits for the two previous years. Accordingly, the Bank can pay dividends of $27,914,000 in 2006, in addition to its 2006 net income, without regulatory approval.

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk at December 31 were as follows (000s omitted):

                                                              CONTRACTUAL AMOUNT
                                                             -------------------
                                                               2005       2004
                                                             --------   --------
Commitments to extend credit:
   Unused portion of commercial lines of credit              $130,496   $123,739
   Unused portion of credit card lines of credit                7,529      7,265
   Unused portion of home equity lines of credit               20,258     23,709
Standby letters of credit and financial guarantees written     12,736     16,449

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

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and other business transactions. Approximately $8,917,000 of the letters of credit expires in 2006 and $3,819,000 extends for two to five years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(19) QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (000S OMITTED):

2005                                        FIRST     SECOND    THIRD     FOURTH
----                                       -------   -------   -------   -------
Total Interest Income                      $20,919   $21,919   $23,177   $23,680
Total Interest Expense                       8,297     9,228    10,064    10,994
                                           -------   -------   -------   -------
Net Interest Income                         12,622    12,691    13,113    12,686
Provision for Loan Losses                      600       600     4,100     1,606
Other Income                                 3,446     3,664     3,683     3,656
Other Expenses                               8,729     8,210     9,023     7,856
                                           -------   -------   -------   -------
Income Before Provision For Income Taxes     6,739     7,545     3,673     6,880
Provision For Income Taxes                   1,860     2,176     1,102     1,720
                                           -------   -------   -------   -------
Net Income                                 $ 4,879   $ 5,369   $ 2,571   $ 5,160
                                           =======   =======   =======   =======
Basic Earnings Per Common Share            $  0.28   $  0.31   $  0.15   $  0.30
Diluted Earnings Per Common Share          $  0.28   $  0.31   $  0.15   $  0.29
Dividends Declared Per Share               $  0.16   $  0.16   $  0.17   $  0.17

2004                                        FIRST     SECOND    THIRD     FOURTH
----                                       -------   -------   -------   -------
Total Interest Income                      $18,560   $19,250   $20,744   $21,149
Total Interest Expense                       5,920     6,266     7,117     7,695
                                           -------   -------   -------   -------
Net Interest Income                         12,640    12,984    13,627    13,454
Provision for Loan Losses                      600       600       600       691
Other Income                                 3,226     3,361     3,396     3,793
Other Expenses                               7,889     7,995     8,025     8,707
                                           -------   -------   -------   -------
Income Before Provision For Income Taxes     7,377     7,750     8,398     7,849
Provision For Income Taxes                   1,977     2,102     2,289     2,407
                                           -------   -------   -------   -------
Net Income                                 $ 5,400   $ 5,648   $ 6,109   $ 5,442
                                           =======   =======   =======   =======
Basic Earnings Per Common Share            $  0.31   $  0.32   $  0.35   $  0.32
Diluted Earnings Per Common Share          $  0.31   $  0.32   $  0.35   $  0.31
Dividends Declared Per Share               $  0.15   $  0.15   $  0.16   $  0.16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

MBT Financial Corp. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2005, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be in the Corporation's periodic SEC filings.

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

MBT Financial Corp.'s management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2005 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, management determined that, as of December 31, 2005, the Corporation's internal control over financial reporting is effective, based on those criteria. Management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2005 has been audited by Plante & Moran, PLLC, an independent registered public accounting firm, as stated in their report appearing on page 44.

ITEM 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
MBT Financial Corp. and Subsidiaries
Monroe, Michigan

We have audited management's assessment included in the accompanying Report of Management on MBT Financial Corp. and Subsidiaries Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audits included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management's assessment that MBT Financial Corp. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on COSO criteria. Also in our opinion, MBT Financial Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of MBT Financial Corp. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of earnings, shareholders equity and cash flow for each of the three years in the period ended December 31, 2005 and our report dated February 28, 2006, expressed an unqualified opinion thereon.


/s/ Plante & Moran, PLLC
-------------------------------------
February 28, 2006
Auburn Hills, Michigan

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

Securities authorized for issuance under equity compensation plans as of December 31, 2005 were as follows:

                                                                                                Number of securities remaining
                                       Number of securities to be       Weighted average     available for future issuance under
                                         issued upon exercise of        exercise price of         equity compensation plans
                                     outstanding options, warrants,   outstanding options,   (excluding securities reflected in
                                               and rights             warrants, and rights            the first column)
                                     ------------------------------   --------------------   -----------------------------------
Equity Compensation plans approved
   by security holders                           433,787                     $15.22                        331,045
Equity Compensation plans not
   approved by security holders                        0                          0                             0
                                                 -------                     ------                        -------
Total                                            433,787                     $15.22                        331,045
                                                 =======                     ======                        =======

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                    Contents

Financial Statements

   Reports of Independent Registered Public Accounting Firm - Page 22

   Consolidated Balance Sheets as of December 31, 2005 and 2004 - Page 23

   Consolidated Statements of Income for the Years Ended
      December 31, 2005, 2004, and 2003 - Page 24

   Consolidated Statements of Changes in Stockholders' Equity for the Years
      Ended December 31, 2005, 2004, and 2003 - Page 25

   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2005, 2004, and 2003- Page 26

   Notes to Consolidated Financial Statements - Pages 27 - 42

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

10.5   MBT Financial Corp. Amended and Restated Change in Control Agreement with
       H. Douglas Chaffin.

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

10.9   MBT Financial Corp. Severance Agreements with Donald M. Lieto, James E.
       Morr, Thomas G. Myers, and John L. Skibski. Previously filed as Exhibit
       10 on Form 8-K filed by MBT Financial Corp. on January 26, 2006.

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

32     Certification by Chief Financial Officer pursuant to 18 U.S.C. Section
       1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

================================================================================

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2006                   MBT FINANCIAL CORP.


                                        By: /s/ John L. Skibski
                                            ------------------------------------
                                            John L. Skibski
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 10, 2006


By: /s/ H. Douglas Chaffin                  By: /s/ John L. Skibski
    ---------------------------------       ------------------------------------
    H. Douglas Chaffin                      John L. Skibski
    President, Chief Executive              Chief Financial Officer
    Officer & Director



By: /s/ William D. McIntyre, Jr.            By: /s/ Peter H. Carlton
    ---------------------------------       ------------------------------------
    William D. McIntyre, Jr.                Peter H. Carlton
    Chairman                                Director



By: /s/ Joseph S. Daly                      By: /s/ Thomas M. Huner
    ---------------------------------       ------------------------------------
    Joseph S. Daly                          Thomas M. Huner
    Director                                Director



By: /s/ Philip P. Swy                       By: /s/ Michael J. Miller
    ---------------------------------       ------------------------------------
    Philip P. Swy                           Michael J. Miller
    Director                                Director



By: /s/ Karen M. Wilson
------------------------------------
Karen M. Wilson
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

10.5             MBT Financial Corp. Amended and Restated Change in Control
                 Agreement with H. Douglas Chaffin.

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

10.9             MBT Financial Corp. Severance Agreement with Donald M. Lieto,
                 James E. Morr, Thomas G. Myers, and John L. Skibski. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on
                 January 26, 2006.

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