Form 10-Q
period 2006-03-31
MBT FINANCIAL CORP
filed 2006-05-10
CIK 1118237

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer [ ]   Accelerated Filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of May 8, 2006, there were 16,997,874 shares of the Corporation's Common Stock outstanding.

================================================================================

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               MBT FINANCIAL CORP.
                     CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                    MARCH 31,   DECEMBER 31,
                                                      2006          2005
                                                   ----------   ------------
Dollars in thousands
ASSETS
Cash and Cash Equivalents
   Cash and due from banks                         $   25,182    $   32,330
   Federal funds sold                                      --         5,000
                                                   ----------    ----------
      Total cash and cash equivalents                  25,182        37,330
Securities - Held to Maturity                          67,431        76,467
Securities - Available for Sale                       424,611       444,021
Federal Home Loan Bank stock - at cost                 13,221        13,221
Loans held for sale                                       377           434
Loans - Net                                           989,176       975,252
Accrued interest receivable and other assets           66,770        65,000
Premises and Equipment - Net                           28,331        26,631
                                                   ----------    ----------
      Total assets                                 $1,615,099    $1,638,356
                                                   ==========    ==========
LIABILITIES
Deposits:
   Non-interest bearing                            $  160,177    $  178,116
   Interest-bearing                                   987,208     1,006,594
                                                   ----------    ----------
      Total deposits                                1,147,385     1,184,710
Federal Home Loan Bank advances                       256,500       256,500
Federal funds purchased                                15,300            --
Repurchase agreements                                  35,000        35,000
Interest payable and other liabilities                 11,522        10,527
                                                   ----------    ----------
      Total liabilities                             1,465,707     1,486,737
                                                   ----------    ----------
STOCKHOLDERS' EQUITY
Common stock (no par value)                                --            --
Additional paid-in capital                             12,134        14,417
Retained Earnings                                     144,030       142,205
Accumulated other comprehensive income (loss)          (6,772)       (5,003)
                                                   ----------    ----------
      Total stockholders' equity                      149,392       151,619
                                                   ----------    ----------
      Total liabilities and stockholders' equity   $1,615,099    $1,638,356
                                                   ==========    ==========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                                 THREE MONTHS
                                               ENDED MARCH 31,
                                              -----------------
                                                2006      2005
                                              -------   -------
Dollars in thousands, except per share data
INTEREST INCOME
Interest and fees on loans                    $17,169   $15,033
Interest on investment securities-
   Tax-exempt                                   1,157     1,258
   Taxable                                      5,348     4,499
Interest on federal funds sold                     54       129
                                              -------   -------
      Total interest income                    23,728    20,919
                                              -------   -------
INTEREST EXPENSE
Interest on deposits                            7,497     4,920
Interest on borrowed funds                      4,063     3,377
                                              -------   -------
      Total interest expense                   11,560     8,297
                                              -------   -------
NET INTEREST INCOME                            12,168    12,622
PROVISION FOR LOAN LOSSES                         675       600
                                              -------   -------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                      11,493    12,022
OTHER INCOME
Income from trust services                      1,062     1,063
Service charges and other fees                  1,464     1,307
Net gain (loss) on sales of securities             20       163
Other                                           1,038       913
                                              -------   -------
      Total other income                        3,584     3,446
                                              -------   -------
OTHER EXPENSES
Salaries and employee benefits                  5,178     4,672
Occupancy expense                                 767       949
Other                                           2,544     3,108
                                              -------   -------
      Total other expenses                      8,489     8,729
                                              -------   -------
INCOME BEFORE PROVISION
FOR INCOME TAXES                                6,588     6,739
PROVISION FOR INCOME TAXES                      1,862     1,860
                                              -------   -------
NET INCOME                                    $ 4,726   $ 4,879
                                              =======   =======
BASIC EARNINGS PER COMMON SHARE               $  0.28   $  0.28
                                              =======   =======
DILUTED EARNINGS PER COMMON SHARE             $  0.28   $  0.28
                                              =======   =======
COMMON STOCK DIVIDENDS DECLARED PER SHARE     $  0.17   $  0.16
                                              =======   =======

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                       -------------------
                                                                                         2006       2005
                                                                                       --------   --------
Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                             $  4,726   $  4,879
Adjustments to reconcile net income to net cash from operating activities
   Depreciation                                                                             624        792
   Provision for loan losses                                                                675        600
   Increase in net deferred Federal income tax asset                                       (241)        --
   Net amortization of investment premium and discount                                       32         49
   Net increase in interest payable and other liabilities                                   999      1,224
   Net (increase) decrease in interest receivable and other assets                           64     (1,545)
   Equity Compensation                                                                      120         --
   Net gain on sales of securities                                                          (20)      (163)
   Increase in cash surrender value of life insurance                                      (283)      (274)
                                                                                       --------   --------
      Net cash provided by operating activities                                        $  6,696   $  5,562
                                                                                       --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities held to maturity     $  9,148   $  5,271
Proceeds from maturities and redemptions of investment securities available for sale      1,620     35,362
Proceeds from sales of investment securities held to maturity                                --      2,994
Proceeds from sales of investment securities available for sale                          15,055     13,315
Net (increase) decrease in loans                                                        (14,542)     3,366
Proceeds from sales of other real estate owned                                              555      1,289
Purchase of investment securities held to maturity                                         (111)      (550)
Purchase of investment securities available for sale                                         --    (75,526)
Purchase of bank premises and equipment                                                  (3,214)    (1,277)
                                                                                       --------   --------
      Net cash used for investing activities                                           $  8,511   $(15,756)
                                                                                       --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                               $(37,325)  $ (1,318)
Net increase in Federal funds purchased                                                  15,300      1,300
Proceeds from issuance of common stock                                                       96        896
Repurchase of common stock                                                               (2,503)    (1,119)
Dividends paid                                                                           (2,923)    (2,794)
                                                                                       --------   --------
      Net cash provided by financing activities                                        $(27,355)  $ (3,035)
                                                                                       --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   $(12,148)  $(13,229)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         37,330     34,540
                                                                                       --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 25,182   $ 21,311
                                                                                       ========   ========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

                                                                                ACCUMULATED
                                                       ADDITIONAL                  OTHER
                                                         PAID-IN    RETAINED   COMPREHENSIVE
                                                         CAPITAL    EARNINGS   INCOME (LOSS)     TOTAL
                                                       ----------   --------   -------------   --------
Dollars in thousands
BALANCE - JANUARY 1, 2006                                $14,417    $142,205      $(5,003)     $151,619
Repurchase of Common Stock (144,100 shares)               (2,503)         --           --        (2,503)
Issuance of Common Stock
   Stock options exercised (2,666 shares)                     35          --           --            35
   Other stock issued (3,488 shares)                          61          --           --            61
Tax benefit from exercise of options                           4          --                          4
Equity Compensation                                          120          --           --           120
Dividends declared ($0.17 per share)                          --      (2,901)          --        (2,901)
Comprehensive income:
   Net income                                                 --       4,726           --         4,726
   Change in net unrealized loss on securities
      available for sale - Net of tax effect of $953          --          --       (1,769)       (1,769)
                                                         -------    --------      -------      --------
         Total Comprehensive Income                           --       4,726       (1,769)        2,957
                                                         -------    --------      -------      --------
BALANCE - MARCH 31, 2006                                 $12,134    $144,030      $(6,772)     $149,392
                                                         =======    ========      =======      ========

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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS 123(R), "Accounting for Stock Based Compensation" for all share based payments to employees, including grants of stock options and restricted stock units. The amount of compensation is measured at the fair value of the options when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options.

SFAS 123(R) applies to awards granted or modified after January 1, 2006. Compensation cost is also recorded for prior option grants that vest after the date of adoption.

The Company's as reported and pro forma earnings information for the quarter ended March 31 were as follows:

                                                         Three Months
                                                       Ended March 31,
                                                       ---------------
Dollars in thousands, except per share data             2006     2005
-------------------------------------------            ------   ------
   Net Income as Reported                              $4,726   $4,879
   Add:  Stock based compensation determined
         under the fair value method, net of related
         tax effects included in Net Income            $   78   $   --
   Less: Stock based compensation determined
         under the fair value method, net of related
         tax effects included in Net Income            $  (78)  $ (115)
                                                       ------   ------
   Pro Forma Net Income                                $4,726   $4,764
                                                       ======   ======
Earnings per Share as Reported
   Basic                                               $ 0.28   $ 0.28
   Diluted                                             $ 0.28   $ 0.28
Pro Forma Earnings per Share
   Basic                                               $ 0.28   $ 0.27
   Diluted                                             $ 0.28   $ 0.27

Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants are generally made each year.

The weighted average fair value of options granted was $3.61 in 2006 and $5.10 in 2005. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: expected option lives of seven years for both years; expected volatility of 22.9% in 2006 and 24.3% in 2005; and risk-free interest rates of 4.5% in 2006 and 3.8% in 2005.

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

2. EARNINGS PER SHARE

The calculation of net income per common share for the three months ended March 31 is as follows:

                                                     2006          2005
                                                 -----------   -----------
BASIC
   Net income                                    $ 4,726,000   $ 4,879,000
   Less preferred dividends                               --            --
                                                 -----------   -----------
   Net income applicable to common stock         $ 4,726,000   $ 4,879,000
                                                 -----------   -----------
   Average common shares outstanding              17,111,913    17,498,000
                                                 -----------   -----------
   Earnings per common share - basic             $      0.28   $      0.28
                                                 ===========   ===========

                                                     2006          2005
                                                 -----------   -----------
DILUTED
   Net income                                    $ 4,726,000   $ 4,879,000
   Less preferred dividends                               --            --
                                                 -----------   -----------
   Net income applicable to common stock         $ 4,726,000   $ 4,879,000
                                                 -----------   -----------
   Average common shares outstanding              17,111,913    17,498,000
                                                 -----------   -----------
   Stock option adjustment                            50,824        95,705
                                                 -----------   -----------
   Average common shares outstanding - diluted    17,162,737    17,593,705
                                                 -----------   -----------
   Earnings per common share - diluted           $      0.28   $      0.28
                                                 ===========   ===========

The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

                                                 Weighted Average
                                        Shares    Exercise Price
                                       -------   ----------------
Options Outstanding, January 1, 2006   432,642        $17.99
Granted                                 86,000         16.24
Exercised                                2,666         13.20
Forfeited                                2,500         20.72
                                       -------        ------
Options Outstanding, March 31, 2006    513,476        $17.71
                                       -------        ------
Options Exercisable, March 31, 2006    299,655        $16.56
                                       -------        ------

On January 3, 2006, performance restricted stock units were awarded to certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000. Each performance stock unit (PSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a three year performance period that ends on December 31, 2008 based on the cumulative earnings per share during that three year period. The PSUs vest on December 31, 2008. There were 21,800 PSUs granted, and none will be considered vested and earned for payment if the company's three year cumulative earnings per share is less than $4.06.

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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

Loans consist of the following (000s omitted):

                                                March 31,   December 31,
                                                  2006          2005
                                               ----------   ------------
Real estate loans                              $  840,127     $813,953
Loans to finance agricultural production and
   other loans to farmers                           3,780        3,519
Commercial and industrial loans                    93,139      100,289
Loans to individuals for household, family,
   and other personal expenditures                 67,013       71,244
All other loans (including overdrafts)                704        1,635
                                               ----------     --------
      Total loans, gross                        1,004,763      990,640
      Less: Deferred loan fees                      1,383        1,763
                                               ----------     --------
      Total loans, net of deferred loan fees    1,003,380      988,877
      Less: Allowance for loan losses              14,204       13,625
                                               ----------     --------
                                               $  989,176     $975,252
                                               ==========     ========

Loans are placed in a nonaccrual status when, in the opinion of Management, the collection of additional interest is doubtful. All loan relationships over $250,000 that are classified by Management as nonperforming are reviewed for impairment. Allowances for loans determined to be impaired are included in the allowance for loan losses. All cash received on nonaccrual loans is applied to the principal balance. Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned. Other real estate owned includes real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure and real estate that the bank has purchased but no longer intends to use for bank premises.

The following table summarizes nonperforming assets (000's omitted):

                                       March 31,   December 31,
                                          2006         2005
                                       ---------   ------------
Nonaccrual loans                        $16,553       $16,212
Loans 90 days past due                       91           101
Restructured loans                        1,847         1,813
                                        -------       -------
   Total nonperforming loans            $18,491       $18,126
Other real estate owned                   8,395         8,336
                                        -------       -------
   Total nonperforming assets           $26,886       $26,462
                                        =======       =======
Nonperforming assets to total assets       1.66%         1.62%
Allowance for loan losses to
   nonperforming assets                   52.83%        51.49%

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):

                                    March 31,   December 31,
                                       2006         2005
                                    ---------   ------------
Balance beginning of year            $13,625       $13,800
Provision for loan losses                675         6,906
Loans charged off                       (744)       (9,340)
Transfer to establish reserve for
   unfunded loan commitments              --          (275)
Recoveries                               648         2,534
                                     -------       -------
Balance end of period                $14,204       $13,625
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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

5. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of March 31, 2006 and December 31, 2005 (000's omitted):

                                               March 31, 2006            December 31, 2005
                                          ------------------------   ------------------------
                                          Amortized     Estimated    Amortized     Estimated
                                             Cost     Market Value      Cost     Market Value
                                          ---------   ------------   ---------   ------------
Held to Maturity
Obligations of U.S. Government Agencies    $    11       $    11      $    11       $    12
Obligations of States and Political
   Subdivisions                             67,420        68,086       76,456        77,293
Other Securities                                --            --           --            --
                                           -------       -------      -------       -------
                                           $67,431       $68,097      $76,467       $77,305
                                           =======       =======      =======       =======

                                               March 31, 2006            December 31, 2005
                                          ------------------------   ------------------------
                                          Amortized     Estimated    Amortized     Estimated
                                             Cost     Market Value      Cost     Market Value
                                          ---------   ------------   ---------   ------------
Available for Sale
Obligations of U.S. Government Agencies    $343,278     $333,483      $358,412     $351,074
Obligations of States and Political
   Subdivisions                              24,664       24,478        26,206       26,081
Other Securities                             67,086       66,650        67,098       66,866
                                           --------     --------      --------     --------
                                           $435,028     $424,611      $451,716     $444,021
                                           ========     ========      ========     ========

The increase in unrealized losses on investment securities is primarily the result of increases in market interest rates and not the result of credit quality of the issuers of the securities. The company has the ability and intent to hold these securities until recovery, which may be until maturity.

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

                                                                CONTRACTUAL AMOUNT
                                                             ------------------------
                                                             MARCH 31,   DECEMBER 31,
                                                                2006         2005
                                                             ---------   ------------
Commitments to extend credit:
   Unused portion of commercial lines of credit               $112,810     $130,496
   Unused portion of credit card lines of credit                 7,719        7,529
   Unused portion of home equity lines of credit                20,476       20,258
Standby letters of credit and financial guarantees written      12,368       12,736

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

MBT Financial Corp. (the "Company) is a bank holding company with one subsidiary, Monroe Bank & Trust ("the Bank"). The Bank is a commercial bank with two wholly owned subsidiaries, MBT Credit Company, Inc. and MB&T Financial Services. MBT Credit Company, Inc. conducts lending operations for the Bank and MB&T Financial Services is an insurance agency which sells insurance policies to the Bank. The Bank operates 20 branch offices in Monroe County, Michigan and 5 offices in Wayne County, Michigan. The Bank's primary source of income is interest income on its loans and investments and its primary expense is interest expense on its deposits and borrowings.

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

Financial Condition

During the first three months of 2006, the Bank's deposits decreased $37.3 million, or 3.2%. The Bank typically experiences deposit growth in the fourth quarter as its municipal customers deposit property tax collections. These deposits are generally short term, with most of them leaving the Bank in the first quarter this year.

Since December 31, 2005, total loans increased $14.5 million (1.5%), total cash and investments decreased $40.6 million (7.1%), and total assets decreased $23.3 million (1.4%). Loan growth efforts are focused on real estate secured loans, particularly home equity lending. Due to increasing costs of deposits and strong competition for deposit products, we are funding loan growth with investment maturities and sales.

Total stockholders' equity decreased $2.2 million during the quarter even though retained earnings increased $1.8 million. The unrealized loss on securities available for sale increased $1.8 million due to the increase in interest rates. The Additional paid in capital decreased $2.3 million primarily due to the repurchase of 144,100 shares of our stock during the quarter.

The amount of nonperforming assets ("NPAs") increased $424,000 or 1.6% since year end. The Allowance for Loan and Lease Losses (ALLL) increased $579,000 since December 31, 2005 and is now 1.42% of loans, compared to 1.38% at year end. The ALLL is now 52.8% of NPAs, an increase from 51.5% at year end. Because a significant portion of the Bank's lending is secured by real estate, we believe that at this level the ALLL adequately estimates the losses in the loan portfolio. We expect asset quality to gradually improve over the next several quarters.

Results of Operations - First Quarter 2006 vs. First Quarter 2005

Net Interest Income - A comparison of the income statements for the three months ended March 31, 2006 and 2005 shows a decrease of $454,000, or 3.6% in Net Interest Income. Interest income on loans increased $2.1 million or 14.2% as the average loans outstanding increased $47.8 million and the average yield on loans increased from 6.42% to 6.98%. Interest income on investments and fed funds sold increased $673,000 as the average amount of investments and fed funds sold increased $6.4 million and the yield on these assets increased from 4.54% to 5.00%. The yields on assets increased slightly due to the increases in market interest rates. The shorter term market interest rates increased more rapidly than the longer term rates, which caused funding costs to rise faster than asset yields. The interest expense on deposits increased $2.6 million, or 52.4% as average deposits increased $54.3 million and the average cost of those deposits increased from 1.79% to 2.59%. The cost of borrowed funds increased $686,000 as the average amount of borrowed funds increased $12.4 million and the average cost of the borrowings increased from 4.75% to 5.48%. The fed rate increases that began late in the second quarter of 2004 and continued through the first quarter of 2006 had a positive impact on our income as our loan portfolio contains approximately $250 million of variable rate, prime indexed loans and our investment portfolio contains about $50 million in LIBOR based floating rate securities. The increase in interest rates only affected short term rates, and this flattening of the yield curve prevented our loan and investment yields from increasing more.

Provision for Loan Losses - The Provision for Loan Losses increased from $600,000 in the first quarter of 2005 to $675,000 in the first quarter of 2006. Although net charge offs during the first quarter of 2006 were only $96,000, the increase in the provision was necessary to maintain an adequate ALLL as the loan portfolio continues to grow. Each quarter, the Bank conducts a review and analysis of its ALLL. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions.

Other Income - Non interest income for the first quarter of 2006 increased $138,000 or 4.0% compared to the same period of 2005. The table below compares the components of Other Income for the two quarters:

                                           Quarters Ended
                                       ---------------------
(Dollars in Thousands)                 3/31/2006   3/31/2005   % Change
                                       ---------   ---------   --------
Trust Income                             $1,062      $1,063      -0.1%
Deposit Account Service Charges             275         317     -13.2%
Other Deposit Account Related Fees        1,189         990      20.1%
Origination Fees/Gains on Loans Sold        141         107      31.8%
Gains on Securities Transactions             20         163     -87.7%
BOLI Earnings                               283         274       3.3%
Other Income                                614         532      15.4%
                                         ------      ------     -----
                                         $3,584      $3,446       4.0%

The Deposit Account Service Charges decreased as more customers moved to our free checking product that was introduced in 2004. Also, as interest rates rise, the earnings credit on business accounts offset more of the service charge income. Other Deposit Account Related Fees, which primarily consists of NSF and Stop Payment fees increased $199,000, or 20.1%. Origination Fees and Gains on Mortgage Loans Sold increased as the low mortgage rates have kept mortgage loan activity strong. Other income increased due to increased ATM and debit card activity.

Other Expenses - Total non interest expenses decreased $240,000, or 2.7% compared to the first quarter of 2005. Salaries and Employee Benefits increased $506,000, or 10.8%, as the number of full time equivalent employees increased 3.0% from 404 to 416. Also, the incentive compensation accrual increased $191,000 and the adoption of FAS 123(R) required expensing $120,000 for our stock based compensation plan. Occupancy Expense decreased $182,000, or 19.2%, compared to the first quarter of 2004. In the first quarter of 2005 the Bank accelerated the depreciation of a parking lot that is now the site of our future headquarters building. Other Expenses decreased $564,000 or 18.1% primarily due to decreases of $191,000 in OREO expenses, $149,000 in professional fees, and $83,000 in collection expenses.

As a result of the above activity, Income Before Provision for Income Taxes decreased $151,000, or 2.2%. The Provision for Income Taxes increased $2,000, or 0.1%, and reflects an effective tax rate of 28.3% compared to the effective tax rate of 27.6% in the first quarter of 2005. The increase in the cost of funds and the decrease in tax exempt interest income caused the increase in the effective tax rate. Net Income decreased $153,000, or 3.1% compared to the first quarter of 2005.

Liquidity and Capital

The Corporation has maintained sufficient liquidity to fund its loan growth and allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds lines that have been established with correspondent banks, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of March 31, 2006, the Bank utilized $256.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and $15.3 million of its $110 million of federal funds lines with its correspondent banks.

Total stockholders' equity of the Corporation was $149.4 million at March 31, 2006 and $151.6 million at December 31, 2005. The ratio of equity to assets was 9.2% at March 31, 2006 and 9.3% at December 31, 2005. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Corporation:

                            March 31,   December 31,   Minimum to be Well
                               2006         2005           Capitalized
                            ---------   ------------   ------------------
Leverage Capital               9.6%          9.6%              5.0%
Tier 1 Risk Based Capital     13.7%         13.7%              6.0%
Total Risk Based Capital      14.9%         15.0%             10.0%

At March 31, 2006 and December 31, 2005, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank's earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank's market risk is monitored monthly and it has not changed significantly since year-end 2005.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout the first three months of 2006, the estimated variability of the net interest income was within the Bank's established policy limits.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout the first three months of 2006, the estimated variability of the economic value of equity was within the Bank's established policy limits.

The Bank's interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the repurchase activity of the Company's stock during the three months ended March 31, 2006:

                                                                       Total Number of Shares     Maximum Number of
                                                            Average     Purchased as Part of     Shares that May Yet
                                        Total Number of   Price Paid     Publicly Announced       Be Purchased Under
                                       Shares Purchased    per Share      Plans or Programs     the Plans or Programs
                                       ----------------   ----------   ----------------------   ---------------------
January 1, 2006 - January 31, 2006          105,000         $17.55             105,000                1,895,000
February 1, 2006 - February 28, 2006         19,400         $16.90              19,400                1,875,600
March 1, 2006 - March 31, 2006               19,700         $16.87              19,700                1,855,900
                                            -------         ------             -------
Total                                       144,100         $17.37             144,100

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

10.1   Form of Agreement entered into with certain executive officers of MBT
       Financial Corp. previously filed as Exhibit 10 to MBT Financial Corp.'s
       Current Report on Form 8-K filed with the SEC on February 1, 2006.

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

                                        MBT Financial Corp.
                                        (Registrant)


May 8, 2006                             /s/ H. Douglas Chaffin
Date                                    ----------------------------------------
                                        H. Douglas Chaffin
                                        President &
                                        Chief Executive Officer


May 8, 2006                             /s/ John L. Skibski
Date                                    ----------------------------------------
                                        John L. Skibski
                                        Executive Vice President and
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number   Description of Exhibits
--------------   -----------------------
3.1              Restated Articles of Incorporation of MBT Financial Corp.
                 Previously filed as Exhibit 3.1 to MBT Financial Corp.'s Form
                 10-K for its fiscal year ended December 31, 2000.

3.2 Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2004.

10.1 Form of agreement entered into with certain executive officers of MBT Financial Corp. previously filed as Exhibit 10 to MBT
                 Financial Corp.'s Current Report on Form 8-K filed with the SEC on February 1, 2006.

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