Form 10-Q
period 2006-06-30
MBT FINANCIAL CORP
filed 2006-08-08
CIK 1118237

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

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

Yes [ ]   No [X]

As of August 4, 2006, there were 16,872,577 shares of the Company's Common Stock outstanding.

================================================================================

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               MBT FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                   JUNE 30, 2006   DECEMBER 31,
Dollars in thousands                                (UNAUDITED)        2005
                                                   -------------   ------------
ASSETS
Cash and Cash Equivalents
   Cash and due from banks                           $   31,049     $   32,330
   Federal funds sold                                        --          5,000
                                                     ----------     ----------
      Total cash and cash equivalents                    31,049         37,330
Securities - Held to Maturity                            62,528         76,467
Securities - Available for Sale                         378,690        444,021
Federal Home Loan Bank stock - at cost                   13,221         13,221
Loans held for sale                                         489            434
Loans - Net                                           1,006,822        975,252
Accrued interest receivable and other assets             74,603         65,000
Premises and Equipment - Net                             31,263         26,631
                                                     ----------     ----------
      Total assets                                   $1,598,665     $1,638,356
                                                     ==========     ==========
LIABILITIES
Deposits:
   Non-interest bearing                              $  142,450     $  178,116
   Interest-bearing                                     973,580      1,006,594
                                                     ----------     ----------
      Total deposits                                  1,116,030      1,184,710
Federal Home Loan Bank advances                         256,500        256,500
Federal funds purchased                                  35,200             --
Repurchase agreements                                    40,000         35,000
Other short-term borrowings                               1,622             --
Interest payable and other liabilities                   10,490         10,527
                                                     ----------     ----------
      Total liabilities                               1,459,842      1,486,737
                                                     ----------     ----------
STOCKHOLDERS' EQUITY
Common stock (no par value)                                  --             --
Additional paid-in capital                                9,190         14,417
Retained Earnings                                       137,585        142,205
Accumulated other comprehensive income (loss)            (7,952)        (5,003)
                                                     ----------     ----------
      Total stockholders' equity                        138,823        151,619
                                                     ----------     ----------
      Total liabilities and stockholders' equity     $1,598,665     $1,638,356
                                                     ==========     ==========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                              THREE MONTHS ENDED JUNE 30,
                                              ---------------------------
Dollars in thousands, except per share data          2006      2005
                                                   -------   -------
INTEREST INCOME
Interest and fees on loans                         $17,840   $15,721
Interest on investment securities-
   Tax-exempt                                        1,085     1,264
   Taxable                                           5,014     4,932
Interest on federal funds sold                           1         2
                                                   -------   -------
      Total interest income                         23,940    21,919
                                                   -------   -------
INTEREST EXPENSE
Interest on deposits                                 7,266     5,485
Interest on borrowed funds                           4,752     3,743
                                                   -------   -------
      Total interest expense                        12,018     9,228
                                                   -------   -------
NET INTEREST INCOME                                 11,922    12,691
PROVISION FOR LOAN LOSSES                            6,675       600
                                                   -------   -------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                            5,247    12,091
                                                   -------   -------
OTHER INCOME
Income from trust services                           1,070     1,024
Service charges and other fees                       1,566     1,469
Net gain (loss) on sales of securities              (4,927)      123
Other                                                1,051     1,048
                                                   -------   -------
      Total other income                            (1,240)    3,664
                                                   -------   -------
OTHER EXPENSES
Salaries and employee benefits                       5,340     4,875
Occupancy expense                                      712       835
Other                                                4,000     2,500
                                                   -------   -------
      Total other expenses                          10,052     8,210
                                                   -------   -------
INCOME BEFORE PROVISION
FOR INCOME TAXES                                    (6,045)    7,545
PROVISION FOR INCOME TAXES                          (2,469)    2,176
                                                   -------   -------
NET INCOME                                         $(3,576)  $ 5,369
                                                   =======   =======
BASIC EARNINGS PER COMMON SHARE                    $ (0.21)  $  0.31
                                                   =======   =======
DILUTED EARNINGS PER COMMON SHARE                  $ (0.21)  $  0.31
                                                   =======   =======
COMMON STOCK DIVIDENDS DECLARED PER SHARE          $  0.17   $  0.16
                                                   =======   =======

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                              SIX MONTHS ENDED JUNE 30,
                                              -------------------------
Dollars in thousands, except per share data         2006      2005
                                                  -------   -------
INTEREST INCOME
Interest and fees on loans                        $35,009   $30,754
Interest on investment securities-
   Tax-exempt                                       2,242     2,522
   Taxable                                         10,362     9,431
Interest on federal funds sold                         55       131
                                                  -------   -------
      Total interest income                        47,668    42,838
                                                  -------   -------
INTEREST EXPENSE
Interest on deposits                               14,763    10,405
Interest on borrowed funds                          8,815     7,120
                                                  -------   -------
      Total interest expense                       23,578    17,525
                                                  -------   -------
NET INTEREST INCOME                                24,090    25,313
PROVISION FOR LOAN LOSSES                           7,350     1,200
                                                  -------   -------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                          16,740    24,113
                                                  -------   -------
OTHER INCOME
Income from trust services                          2,132     2,087
Service charges and other fees                      3,030     2,776
Net gain on sales of securities                    (4,907)      286
Other                                               2,089     1,961
                                                  -------   -------
      Total other income                            2,344     7,110
                                                  -------   -------
OTHER EXPENSES
Salaries and employee benefits                     10,518     9,547
Occupancy expense                                   1,479     1,784
Other                                               6,544     5,608
                                                  -------   -------
      Total other expenses                         18,541    16,939
                                                  -------   -------
INCOME BEFORE PROVISION
FOR INCOME TAXES                                      543    14,284
PROVISION FOR INCOME TAXES                           (607)    4,036
                                                  -------   -------
NET INCOME                                        $ 1,150   $10,248
                                                  =======   =======
BASIC EARNINGS PER COMMON SHARE                   $  0.07   $  0.59
                                                  =======   =======
DILUTED EARNINGS PER COMMON SHARE                 $  0.07   $  0.59
                                                  =======   =======
COMMON STOCK DIVIDENDS DECLARED PER SHARE         $  0.34   $  0.32
                                                  =======   =======

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                       -------------------------
Dollars in thousands                                                                       2006        2005
                                                                                         --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                               $  1,150   $  10,248
Adjustments to reconcile net income to net cash from operating activities
   Depreciation                                                                             1,256       1,581
   Provision for loan losses                                                                7,350       1,200
   (Increase) decrease in net deferred Federal income tax asset                            (1,842)        715
   Net amortization of investment premium and discount                                         55         109
   Net increase in interest payable and other liabilities                                     (32)       (436)
   Net decrease in interest receivable and other assets                                    (4,582)     (2,685)
   Equity Compensation                                                                        240          --
   Net (gain) loss on sales of securities                                                   4,907        (286)
   Increase in cash surrender value of life insurance                                        (575)       (548)
                                                                                         --------   ---------
      Net cash provided by operating activities                                          $  7,927   $   9,898
                                                                                         --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities held to maturity       $ 15,522   $  10,937
Proceeds from maturities and redemptions of investment securities available for sale        3,435      44,113
Proceeds from sales of investment securities held to maturity                                  --       2,994
Proceeds from sales of investment securities available for sale                            52,387      48,023
Net increase in loans                                                                     (38,975)    (23,479)
Proceeds from sales of other real estate owned                                              1,976       4,010
Proceeds from sales of other assets                                                            44          71
Purchase of investment securities held to maturity                                         (1,574)     (5,451)
Purchase of Bank Owned Life Insurance                                                      (2,138)         --
Purchase of investment securities available for sale                                           --    (119,775)
Purchase of bank premises and equipment                                                    (6,731)     (2,831)
                                                                                         --------   ---------
      Net cash provided by (used for) investing activities                               $ 23,946   $ (41,388)
                                                                                         --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                      $(68,680)  $   5,469
Net increase in Federal funds purchased                                                    35,200      24,500
Net increase in securities sold under repurchase agreements                                 5,000          --
Net increase in short term borrowings                                                       1,622          --
Proceeds from issuance of common stock                                                        179       1,090
Repurchase of common stock                                                                 (5,651)     (4,966)
Dividends paid                                                                             (5,824)     (5,589)
                                                                                         --------   ---------
      Net cash provided by (used for) financing activities                               $(38,154)  $  20,504
                                                                                         --------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                $ (6,281)  $ (10,986)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           37,330      34,540
                                                                                         --------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 31,049   $  23,554
                                                                                         --------   ---------

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

                                                                                  ACCUMULATED
                                                         ADDITIONAL                 OTHER
                                                          PAID-IN     RETAINED   COMPREHENSIVE
Dollars in thousands                                      CAPITAL     EARNINGS   INCOME (LOSS)    TOTAL
                                                         ----------   --------   -------------   --------
BALANCE - JANUARY 1, 2006                                 $14,417     $142,205      $(5,003)     $151,619
Repurchase of Common Stock (337,174 shares)                (5,651)          --           --        (5,651)
Issuance of Common Stock (11,741 shares)
   Stock options exercised (5,999 shares)                      81           --           --            81
   Other stock issued (5,742 shares)                           98           --           --            98
Tax benefit from exercise of options                            5           --                          5
Equity Compensation                                           240           --           --           240
Dividends declared ($0.34 per share)                           --       (5,770)          --        (5,770)
Comprehensive income:
   Net income                                                  --        1,150           --         1,150
   Change in net unrealized loss on securities
      available for sale - Net of tax effect of $3,305         --           --       (6,139)       (6,139)
   Reclassification adjustment for losses included
      in net income - Net of tax effect of ($1,717)            --           --        3,190         3,190
                                                          -------     --------      -------      --------
      Total Comprehensive Income                               --        1,150       (2,949)       (1,799)
                                                          -------     --------      -------      --------
BALANCE - JUNE 30, 2006                                   $ 9,190     $137,585      $(7,952)     $138,823
                                                          =======     ========      =======      ========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The unaudited consolidated financial statements include the accounts of MBT Financial Corp. (the "Company") and its subsidiary, Monroe Bank & Trust (the "Bank"). The Bank includes the accounts of its wholly owned subsidiaries, MBT Credit Company, Inc. and MB&T Financial Services, Inc. The Bank operates twenty branches in Monroe County, Michigan and five branches in Wayne County, Michigan. MBT Credit Company, Inc. operates a mortgage loan office in Monroe County. The Bank's primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Company's sole business segment is community banking.

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

The significant accounting policies are as follows:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

BUSINESS SEGMENTS

While the Company's chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a company wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable segment.

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

The Company's as reported and pro forma earnings information for the quarter and six months ended June 30 were as follows:

                                                    Three Months        Six Months
                                                   Ended June 30,     Ended June 30,
                                                  ----------------   ----------------
Dollars in thousands, except per share data         2006     2005     2006      2005
                                                  -------   ------   ------   -------
Net Income as Reported                            $(3,576)  $5,369   $1,150   $10,248
Add: Stock based compensation determined under
     the fair value method, net of related
     tax effects included in Net Income           $    78   $   --   $  156   $    --
Less: Stock based compensation determined under
      the fair value method, net of related
      tax effects included in Net Income          $   (78)  $ (115)  $ (156)  $  (230)
                                                  -------   ------   ------   -------
Pro Forma Net Income                              $(3,576)  $5,254   $1,150   $10,018
                                                  =======   ======   ======   =======
Earnings per Share as Reported
   Basic                                           ($0.21)  $ 0.31   $ 0.07   $  0.59
   Diluted                                         ($0.21)  $ 0.31   $ 0.07   $  0.59
Pro Forma Earnings per Share
   Basic                                           ($0.21)  $ 0.30   $ 0.07   $  0.58
   Diluted                                         ($0.21)  $ 0.30   $ 0.07   $  0.57

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

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

2. EARNINGS PER SHARE

The calculation of net income per common share for the three months ended June 30 is as follows:

                                                     2006          2005
                                                 -----------   -----------
BASIC
   Net income                                    $(3,576,000)  $ 5,369,000
   Less preferred dividends                               --            --
   Net income applicable to common stock         $(3,576,000)  $ 5,369,000
   Average common shares outstanding              16,969,365    17,337,452
   Earnings per common share - basic             $     (0.21)  $      0.31

                                                     2006          2005
                                                 -----------   -----------
DILUTED
   Net income                                    $(3,576,000)  $ 5,369,000
   Less preferred dividends                               --            --
   Net income applicable to common stock         $(3,576,000)  $ 5,369,000
   Average common shares outstanding              16,969,365    17,337,452
   Stock based compensation adjustment                31,198        74,490
   Average common shares outstanding - diluted    17,000,563    17,411,942
   Earnings per common share - diluted           $     (0.21)  $      0.31

The calculation of net income per common share for the six months ended June 30 is as follows:

                                                     2006          2005
                                                 -----------   -----------
BASIC
   Net income                                    $ 1,150,000   $10,248,000
   Less preferred dividends                               --            --
   Net income applicable to common stock         $ 1,150,000   $10,248,000
   Average common shares outstanding              17,040,245    17,417,283
   Earnings per common share - basic             $      0.07   $      0.59

                                                     2006          2005
                                                 -----------   -----------
DILUTED
   Net income                                    $ 1,150,000   $10,248,000
   Less preferred dividends                               --            --
   Net income applicable to common stock         $ 1,150,000   $10,248,000
   Average common shares outstanding              17,040,245    17,417,283
   Stock based compensation adjustment                35,529        85,558
   Average common shares outstanding - diluted    17,075,774    17,502,841
   Earnings per common share - diluted           $      0.07   $      0.59

The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

                                                 Weighted Average
                                        Shares    Exercise Price
                                       -------   ----------------
Options Outstanding, January 1, 2006   432,642        $17.99
Granted                                 86,000         16.24
Exercised                                5,999         13.45
Forfeited                                2,500         20.72
                                       -------        ------
Options Outstanding, June 30, 2006     510,143        $17.74
                                       -------        ------
Options Exercisable, June 30, 2006     296,322        $16.59
                                       -------        ------

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

Loans consist of the following (000s omitted):

                                                June 30,    December 31,
                                                  2006          2005
                                               ----------   ------------
Real estate loans                              $  859,507     $813,953
Loans to finance agricultural production and
   other loans to farmers                           4,411        3,519
Commercial and industrial loans                    97,486      100,289
Loans to individuals for household, family,
   and other personal expenditures                 63,765       71,244
All other loans (including overdrafts)                505        1,635
                                               ----------     --------
      Total loans, gross                        1,025,674      990,640
      Less: Deferred loan fees                      1,350        1,763
                                               ----------     --------
      Total loans, net of deferred loan fees    1,024,324      988,877
      Less: Allowance for loan losses              17,502       13,625
                                               ----------     --------
                                               $1,006,822     $975,252
                                               ==========     ========

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

The following table summarizes nonperforming assets (000's omitted):

                                       June 30,   December 31,
                                         2006         2005
                                       --------   ------------
Nonaccrual loans                        $22,132     $16,212
Loans 90 days past due                       85         101
Restructured loans                        2,485       1,813
                                        -------     -------
   Total nonperforming loans            $24,702     $18,126
Other real estate owned                   7,748       8,336
                                        -------     -------
   Total nonperforming assets           $32,450     $26,462
                                        =======     =======
Nonperforming assets to total assets       2.03%       1.62%
Allowance for loan losses to
   nonperforming assets                   53.94%      51.49%

4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):

                                    June 30,   December 31,
                                      2006         2005
                                    --------   ------------
Balance beginning of year            $13,625      $13,800
Provision for loan losses              7,350        6,906
Loans charged off                     (4,625)      (9,340)
Transfer to establish reserve for
   unfunded loan commitments              --         (275)
Recoveries                             1,152        2,534
                                     -------      -------
Balance end of period                $17,502      $13,625
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

5. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of June 30, 2006 and December 31, 2005 (000's omitted):

                                                June 30, 2006            December 31, 2005
                                          ------------------------   ------------------------
                                          Amortized     Estimated    Amortized     Estimated
                                             Cost     Market Value      Cost     Market Value
                                          ---------   ------------   ---------   ------------
Held to Maturity
Obligations of U.S. Government Agencies    $    11       $    11      $    11       $    12
Obligations of States and Political
   Subdivisions                             62,517        62,873       76,456        77,293
Other Securities                                --            --           --            --
                                           -------       -------      -------       -------
                                           $62,528       $62,884      $76,467       $77,305
                                           =======       =======      =======       =======

                                                June 30, 2006            December 31, 2005
                                          ------------------------   ------------------------
                                          Amortized     Estimated    Amortized     Estimated
                                             Cost     Market Value      Cost     Market Value
                                          ---------   ------------   ---------   ------------
Available for Sale
Obligations of U.S. Government Agencies    $328,122     $317,143      $358,412     $351,074
Obligations of States and Political
   Subdivisions                              24,513       24,010        26,206       26,081
Other Securities                             38,289       37,537        67,098       66,866
                                           --------     --------      --------     --------
                                           $390,924     $378,690      $451,716     $444,021
                                           ========     ========      ========     ========

The increase in unrealized losses on investment securities is primarily the result of increases in market interest rates and not the result of credit quality of the issuers of the securities. The Company has the ability and intent to hold most of these securities until recovery, which may be until maturity. For securities in which the Company no longer has the intent to hold until recovery, the securities are treated as other than temporarily impaired and the amount of impairment is charged to earnings. In June 2006, the Company decided to sell $83.25 million of investment securities at a loss of $4.99 million. Although this transaction was not completed until the third quarter, a charge to recognize the impairment was recorded in the second quarter.

                               MBT FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

                                                                CONTRACTUAL AMOUNT
                                                             -----------------------
                                                             JUNE 30,   DECEMBER 31,
                                                               2006         2005
                                                             --------   ------------
Commitments to extend credit:
   Unused portion of commercial lines of credit              $102,820     $130,496
   Unused portion of credit card lines of credit                7,501        7,529
   Unused portion of home equity lines of credit               20,674       20,258
Standby letters of credit and financial guarantees written     13,250       12,736

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

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements, due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in the financial and securities markets, including changes with respect to the market value of our financial assets, the availability of and costs associated with sources of liquidity, and the ability of the Company to resolve or dispose of problem loans.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Critical Accounting Policies

The Company's Allowance for Loan Losses is a "critical accounting estimate" because it is an estimate that is based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Company's financial condition. These assumptions include, but are not limited to, collateral values and the effect of economic conditions on the financial condition of the borrowers. To determine the Allowance for Loan Losses, the Company estimates losses on all loans that are not classified as non accrual or renegotiated by applying historical loss rates to those loans in accordance with SFAS 5. In addition, all loans that are non accrual or renegotiated are individually tested for impairment. Any amount of monetary impairment is included in the Allowance for Loan Losses in accordance with SFAS 114.

Financial Condition

During the first six months of 2006, the Company's local deposit market became increasingly competitive, with some banks offering retail rates higher than national market rates for money market deposits and higher than wholesale or brokered rates for certificates of deposit. The flat yield curve has narrowed the spread between bank asset yields and funding costs, so the Company has adopted two strategies to control the decline in its net interest margin. The first part of the strategy is to change the mix of assets, decreasing the percent invested in securities and increasing the percent invested in loans. The Company successfully increased its loans to assets ratio from 60.4% at December 31, 2005 to 64.1% at June 30, 2006, and the yield on earning assets increased from 5.85% in the first half of 2005 to 6.33% for the first half of 2006. The second part of the strategy to control the decline in the net interest margin is to limit the increase in the cost of funds by keeping deposit rates close to national averages instead of participating in the locally high pricing. As expected, this has caused a decrease in the amount of deposits. Total deposits decreased $68.7 million, or 5.8% in the first six months of 2006.

Since December 31, 2005, total loans increased $35.5 million (3.6%), total cash and investments decreased $85.6 million (15.0%), and total assets decreased $39.7 million (2.4%). Loan growth efforts are focused on real estate secured loans, particularly home equity lending. The loan growth and the decline in deposits were funded by the decrease in investment securities and an increase in short term borrowings. Also, capital decreased $12.8 million, or 8.4% as the company repurchased 337,174 shares of its stock for $5.7 million, the unrealized loss on securities available for sale increased $2.9 million, and dividends declared exceeded net income by $4.6 million. The capital to assets ratio decreased from 9.25% at December 31, 2005 to 8.68% at June 30, 2006, but it remains above industry standards.

The amount of nonperforming assets ("NPAs") increased $6.0 million or 22.6% since year end as one credit relationship valued at $8.5 million returned to non accrual status in the second quarter. Primarily due to that credit, the Company increased its Allowance for Loan and Lease Losses ("ALLL") $3.9 million since December 31, 2005. The ALLL is now 1.71% of loans, compared to 1.38% at year end. The ALLL is 53.9% of NPAs, an increase from 51.5% at year end. Because a significant portion of the Bank's lending is secured by real estate, we believe that at this level the ALLL adequately estimates the losses in the loan portfolio. We plan to continue to analyze various strategies to reduce the amount of NPAs in the second half of 2006.

Results of Operations - Second Quarter 2006 vs. Second Quarter 2005

Net Interest Income - A comparison of the income statements for the three months ended June 30, 2006 and 2005 shows a decrease of $769,000, or 6.1% in Net Interest Income. Interest income on loans increased $2.1 million or 13.5% as the average loans outstanding increased $63.6 million and the average yield on loans increased from 6.61% to 7.04%. Interest income on investments and fed funds sold decreased $98,000 as the average amount of investments and fed funds sold decreased $37.3 million and the yield on these assets only increased from 4.72% to 5.00%. The yields on assets increased slightly due to the increases in market interest rates. The shorter term market interest rates increased more rapidly than the longer term rates, which caused funding costs to rise faster than asset yields. The interest expense on deposits increased $1.8 million, or 32.5% as average deposits increased $38.9 million and the average cost of those deposits increased from 1.99% to 2.61%. The cost of borrowed funds increased $1.0 million as the average amount of borrowed funds increased $28.5 million and the average cost of the borrowings increased from 4.86% to 5.65%. The fed rate increases that began late in the second quarter of 2004 and continued through the second quarter of 2006 had a positive impact on our income as our loan portfolio contains approximately $230 million of variable rate, prime indexed loans and our investment portfolio contains about $26 million in LIBOR based floating rate securities. The increase in interest rates only affected short term rates, and this flattening of the yield curve prevented our loan and investment yields from increasing more.

Provision for Loan Losses - The Provision for Loan Losses increased from $600,000 in the second quarter of 2005 to $6,675,000 in the second quarter of 2006 to provide for the potential loss on a single credit that returned to non performing status in 2006. Net charge offs were $3.4 million and non performing assets increased $5.6 million during the second quarter of 2006. Each quarter, the Company conducts a review and analysis of its ALLL to ensure its adequacy.

This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions.

Other Income - Non interest income, excluding securities gains and losses, increased $146,000 or 4.1% in the second quarter of 2006 compared to the second quarter of 2005. The table below compares the components of Other Income for the two quarters:

                                                Quarters Ended
                                            ---------------------
(Dollars in Thousands)                      6/30/2006   6/30/2005   % Change
                                            ---------   ---------   --------
Trust Income                                 $ 1,070      $1,024        4.5%
Deposit Account Service Charges                  259         291      -11.0%
Other Deposit Account Related Fees             1,307       1,178       11.0%
Origination Fees/Gains on Loans Sold             136         198      -31.3%
Gains (Losses) on Securities Transactions     (4,927)        123    -4105.7%
BOLI Earnings                                    292         274        6.6%
Other Income                                     623         576        8.2%
                                             -------      ------    -------
                                             $(1,240)     $3,664     -133.8%

In June 2006, the Company decided to restructure a portion of its investment portfolio. The restructuring involved selling callable federal agency debt securities with a par value of $83.25 million and a weighted average yield of approximately 4%. This sale was completed early in July, resulting in a loss of $4.99 million. The securities were classified as Available for Sale, and because the Company no longer had the intent to hold the securities until the fair value recovered, the impairment was recognized through a charge to earnings in the second quarter of 2005. After the sale was completed, the Company purchased $80 million of federal agency securities that included callable debt securities, amortizing notes, and mortgage backed securities. These replacement securities have a weighted average yield of approximately 6.5%, and compared to the assets they replaced, they have higher coupons and longer call protection or amortization of principal. These features will reduce the amount of call risk and the amount of extension risk in the Company's investment portfolio. This restructuring is expected to improve interest income by over $400,000 in the third quarter of 2006.

The Deposit Account Service Charges decreased as more customers moved to our free checking product that was introduced in 2004. Also, as interest rates rise, the earnings credit on business accounts offsets more of the service charge income. Other Deposit Account Related Fees, which primarily consists of NSF and Stop Payment fees increased $129,000, or 11.0%. Origination Fees and Gains on Mortgage Loans Sold decreased as increasing mortgage rates began to slow refinance activity and housing market activity began to decrease. Other income increased due to increased ATM and debit card activity.

Other Expenses - Total non interest expenses increased $1.8 million or 22.4% compared to the second quarter of 2005. Excluding gains, losses, and expenses associated with Other Real Estate Owned ("OREO"), non interest expenses increased $400,000 or 4.9%. Salaries and Employee Benefits increased $465,000, or 9.5%, as the adoption of FAS 123(R) required expensing $120,000 for our stock based compensation plan and the cost of life insurance programs increased $204,000. Occupancy Expense decreased $123,000, or 14.7%, compared to the second quarter of 2005. In the second quarter of 2005 the Company accelerated the depreciation of a parking lot that is now the site of our future headquarters building. The following table compares the components of the Other Expenses for the two quarters:

                                       Quarters Ended
                                   ---------------------
(Dollars in Thousands)             6/30/2006   6/30/2005   % Change
                                   ---------   ---------   --------
Business Development                 $  345     $  342         0.9%
Insurance                               116        107         8.4%
Printing and Office Supplies            151        141         7.1%
Equipment                               425        418         1.7%
Computer and Software                   322        311         3.5%
Professional Fees                       288        408       -29.4%
OREO Losses (Gains) and expenses      1,411        (31)    -4651.6%
Other Expenses                          942        804        17.2%
                                     ------     ------     -------
                                     $4,000     $2,500        60.0%

Other Expenses increased $1.5 million or 60.0% primarily due to the increase of $1.4 million in OREO losses and expenses. In the second quarter of 2006, the Company wrote down the value of one its largest OREO properties by $1.0 million as it accepted an offer for the property. That transaction is expected to close in the third quarter, which will reduce NPAs by another $2.3 million.

As a result of the above activity, the Income Before Income Taxes decreased $13.6 million to a loss of $6.0 million. The Income Tax decreased $4.6 million from an expense of $2.2 million to a benefit of $2.4 million, and reflects an effective tax rate of 40.8% compared to the effective tax rate of 28.8% in the second quarter of 2005. The Net Loss of $3.6 million is a decrease of $8.9 million from the Income of $5.4 earned in the second quarter of 2005.

Results of Operations - Year to Date June 30, 2006 vs. June 30, 2005

Net Interest Income - A comparison of the income statements for the six months ended June 30, 2006 and 2005 shows a decrease of $1.2 million, or 4.8% in Net Interest Income. Interest income on loans increased $4.3 million or 13.8% as the average loans outstanding increased $55.7 million and the average yield on loans increased from 6.52% to 7.01%. Interest income on investments and fed funds sold increased $575,000 as the average amount of investments and fed funds sold decreased $15.6 million but the yield on these assets increased from 4.63% to 5.00%. The interest expense on deposits increased $4.4 million, or 41.9% as average deposits increased $32.5 million and the average cost of those deposits increased from 1.89% to 2.60%. The cost of borrowed funds increased $1.7 million as the average amount of borrowed funds increased $20.5 million and the average cost of the borrowings increased from 4.81% to 5.57%.

Provision for Loan Losses - The Provision for Loan Losses increased from $1.2 million in 2005 to $7.4 million in 2006 due to loan growth and to provide for the potential loss on a single credit that returned to non performing status in 2006. Net charge offs were $3.5 million in 2006, an increase of 1.3 million, or 61.5% compared to the first six months of 2005.

Other Income - Non interest income, excluding securities gains and losses, increased $427,000 or 6.3% compared to the first six months of 2005. The following table compares the components of Other Income for the two periods:

                                               Six Months Ended
                                            ---------------------
(Dollars in Thousands)                      6/30/2006   6/30/2005   % Change
                                            ---------   ---------   --------
Trust Income                                 $ 2,132      $2,087        2.2%
Deposit Account Service Charges                  534         607      -12.0%
Other Deposit Account Related Fees             2,496       2,169       15.1%
Origination Fees on Loans Sold                   276         304       -9.2%
Gains (Losses) on Securities Transactions     (4,907)        286    -1815.7%
BOLI Earnings                                    575         548        4.9%
Other Income                                   1,238       1,109       11.6%
                                             -------      ------    -------
                                             $ 2,344      $7,110      -67.0%

In June 2006, the Company decided to restructure a portion of its investment portfolio. The restructuring involved selling callable federal agency debt securities with a par value of $83.25 million and a weighted average yield of approximately 4%. This sale was completed early in July, resulting in a loss of $4.99 million. The securities were classified as Available for Sale, and because the Company no longer had the intent to hold the securities until the fair value recovered, the impairment was recognized through a charge to earnings in the second quarter of 2005. After the sale was completed, the Company purchased $80 million of federal agency securities that included callable debt securities, amortizing notes, and mortgage backed securities. These replacement securities have a weighted average yield of approximately 6.5%, and compared to the assets they replaced, they have higher coupons and longer call protection or amortization of principal. These features will reduce the amount of call risk and the amount of extension risk in the Company's investment portfolio. This restructuring is expected to improve interest income by over $400,000 in the third quarter of 2006.

The Deposit Account Service Charges decreased as customers continue to move to our free checking product that was introduced in 2004. Also, as interest rates rise, the earnings credit on business accounts offsets more of the service charge income. Other Deposit Account Related Fees, which primarily consists of NSF and Stop Payment fees increased $327,000, or 15.1%. Origination Fees and Gains on Mortgage Loans Sold decreased as increasing mortgage rates began to slow refinance activity and housing market activity began to decrease. Other income increased due to increased ATM and debit card activity.

Other Expenses - Total non interest expenses increased $1.6 million or 9.5% compared to the first six months of 2005. Excluding gains, losses, and expenses associated with OREO, non interest expenses increased $193,000 or 1.1%. Salaries and Employee Benefits increased $971,000, or 10.2%, as the adoption of FAS 123(R) required expensing $240,000 for our stock based compensation plan, salaries increased $123,000, incentive plan expense increased $158,000, the cost of life insurance programs increased $205,000, and medical and disability insurance increased $91,000. Occupancy Expense decreased $305,000, or 17.1%, compared to the first six months of 2005. In 2005 the Company accelerated the depreciation of a parking lot that is now the site of our future headquarters building. The following table compares the components of the Other Expenses for the two six month periods:

                                      Six Months Ended
                                   ---------------------
(Dollars in Thousands)             6/30/2006   6/30/2005   % Change
                                   ---------   ---------   --------
Business Development                 $  718      $  633       13.4%
Insurance                               176         289      -39.1%
Printing and Office Supplies            276         361      -23.5%
Equipment                               862         888       -2.9%
Computer and Software                   683         642        6.4%
Professional Fees                       616         885      -30.4%
OREO Losses (Gains) and expenses      1,419          10    14090.0%
Other Expenses                        1,794       1,900       -5.6%
                                     ------      ------    -------
                                     $6,544      $5,608       16.7%

Liquidity and Capital

The Company has maintained sufficient liquidity to fund its loan growth and allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds lines that have been established with correspondent banks, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of June 30, 2006, the Bank utilized $256.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and $35.2 million of its $110 million of federal funds lines with its correspondent banks.

Total stockholders' equity of the Company was $138.84 million at June 30, 2006 and $151.6 million at December 31, 2005. The ratio of equity to assets was 8.7% at June 30, 2006 and 9.3% at December 31, 2005. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Company:

                                                                  Minimum to be
                            June 30, 2006   December 31, 2005   Well Capitalized
                            -------------   -----------------   ----------------
Leverage Capital                  9.1%             9.6%                5.0%
Tier 1 Risk Based Capital        12.9%            13.7%                6.0%
Total Risk Based Capital         14.2%            15.0%               10.0%

At June 30, 2006 and December 31, 2005, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout the first six months of 2006, the estimated variability of the net interest income was within the Bank's established policy limits.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout the first six months of 2006, the estimated variability of the economic value of equity was within the Bank's established policy limits.

The Bank's interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MBT Financial Corp. and its subsidiaries are not a party to, nor is any of their property the subject of any material legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors disclosed by the Company in its Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has a stock repurchase program which it publicly announced on January 5, 2006. On that date, the Board of Directors authorized the repurchase of 2 million of the Company's common shares, which authorization will expire on December 31, 2006. The following table summarizes the repurchase activity of the Company's stock during the three months ended June 30, 2006:

                                                                 Total Number of Shares     Maximum Number of
                                                      Average     Purchased as Part of     Shares that May Yet
                                  Total Number of   Price Paid     Publicly Announced       Be Purchased Under
                                 Shares Purchased    per Share      Plans or Programs     the Plans or Programs
                                 ----------------   ----------   ----------------------   ---------------------
April 1, 2006 - April 30, 2006         35,974         $16.16              35,974                1,819,926
May 1, 2006 - May 31, 2006            107,400         $16.30             107,400                1,712,526
June 1, 2006 - June 30, 2006           49,700         $16.41              49,700                1,662,826
                                      -------         ------             -------
Total                                 193,074         $16.30             193,074

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of MBT Financial Corp. was held on May 4, 2006. The following directors were elected to a new term of office:

     Peter H. Carlton
     H. Douglas Chaffin
     Joseph S. Daly
     Thomas M. Huner
     Rocque E. Lipford
     William D. McIntyre, Jr.
     Michael J. Miller
     Debra J. Shah
     Philip P. Swy
     Karen M. Wilson

The Annual Meeting of Shareholders of MBT Financial Corp. was held for the following purposes:

1.   To elect a Board of Directors for the ensuing year;

2. To transact such other business as may properly come before the meeting or any adjournment thereof.

The results of the voting are as follows:

Proposal 1, Election of Directors:

                                         Withhold
                               For      Authority
                           ----------   ---------
Peter H. Carlton           13,733,028     267,150
H. Douglas Chaffin         13,828,042     172,136
Joseph S. Daly             13,394,474     605,704
Thomas M. Huner            13,788,350     211,828
Rocque E. Lipford          11,421,280   2,578,898
William D. McIntyre, Jr.   12,677,943   1,322,235
Michael J. Miller          13,823,985     176,193
Debra J. Shah              13,357,348     642,830
Philip P. Swy              13,740,953     259,225
Karen M. Wilson            13,396,277     603,901

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

                                        MBT Financial Corp.
                                        (Registrant)


August 7, 2006                          By /s/ H. Douglas Chaffin
Date                                       -------------------------------------
                                           H. Douglas Chaffin
                                           President &
                                           Chief Executive Officer


August 7, 2006                          By /s/ John L. Skibski
Date                                       -------------------------------------
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