Form 10-Q
period 2006-09-30
MBT FINANCIAL CORP
filed 2006-11-09
CIK 1118237

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

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

Yes [ ] No [X]

As of November 8, 2006, there were 16,856,173 shares of the Company's Common Stock outstanding.

================================================================================

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               MBT FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                   SEPTEMBER 30, 2006   DECEMBER 31,
Dollars in thousands                                   (UNAUDITED)          2005
                                                   ------------------   ------------
ASSETS
Cash and Cash Equivalents
   Cash and due from banks                             $   25,850        $   32,330
   Federal funds sold                                          --             5,000
                                                       ----------        ----------
      Total cash and cash equivalents                      25,850            37,330
Securities - Held to Maturity                              61,562            76,467
Securities - Available for Sale                           390,196           444,021
Federal Home Loan Bank stock - at cost                     13,132            13,221
Loans held for sale                                           914               434
Loans - Net                                               994,459           975,252
Accrued interest receivable and other assets               30,379            28,748
Bank Owned Life Insurance                                  39,374            36,252
Premises and Equipment - Net                               32,509            26,631
                                                       ----------        ----------
      Total assets                                     $1,588,375        $1,638,356
                                                       ==========        ==========
LIABILITIES
Deposits:
   Non-interest bearing                                $  152,522        $  178,116
   Interest-bearing                                       972,262         1,006,594
                                                       ----------        ----------
      Total deposits                                    1,124,784         1,184,710

Federal Home Loan Bank advances                           256,500           256,500
Federal funds purchased                                    16,100                --
Repurchase agreements                                      40,000            35,000
Interest payable and other liabilities                     10,974            10,527
                                                       ----------        ----------
      Total liabilities                                 1,448,358         1,486,737
                                                       ----------        ----------
STOCKHOLDERS' EQUITY
Common stock (no par value)                                    --                --
Additional paid-in capital                                  9,341            14,417
Retained Earnings                                         133,430           142,205
Accumulated other comprehensive loss                       (2,754)           (5,003)
                                                       ----------        ----------
      Total stockholders' equity                          140,017           151,619
                                                       ----------        ----------
      Total liabilities and stockholders' equity       $1,588,375        $1,638,356
                                                       ==========        ==========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                              ------------------
Dollars in thousands, except per share data     2006      2005
                                              -------   --------
INTEREST INCOME
Interest and fees on loans                    $18,080   $16,841
Interest on investment securities-
   Tax-exempt                                   1,041     1,242
   Taxable                                      5,039     5,037
Interest on federal funds sold                      5        57
                                              -------   -------
      Total interest income                    24,165    23,177
                                              -------   -------
INTEREST EXPENSE
Interest on deposits                            7,954     6,218
Interest on borrowed funds                      4,831     3,846
                                              -------   -------
      Total interest expense                   12,785    10,064
                                              -------   -------
NET INTEREST INCOME                            11,380    13,113
PROVISION FOR LOAN LOSSES                       7,950     4,100
                                              -------   -------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                       3,430     9,013
                                              -------   -------
OTHER INCOME
Income from trust services                      1,060     1,045
Service charges and other fees                  1,591     1,555
Net gain (loss) on sales of securities              6       (13)
Other                                           1,066     1,096
                                              -------   -------
      Total other income                        3,723     3,683
                                              -------   -------
OTHER EXPENSES
Salaries and employee benefits                  4,728     4,368
Occupancy expense                                 805       723
Other                                           3,885     3,932
                                              -------   -------
      Total other expenses                      9,418     9,023
                                              -------   -------
INCOME (LOSS) BEFORE INCOME TAXES              (2,265)    3,673
INCOME TAX EXPENSE (BENEFIT)                   (1,147)    1,102
                                              -------   -------
NET INCOME (LOSS)                             $(1,118)  $ 2,571
                                              =======   =======
BASIC EARNINGS (LOSS) PER COMMON SHARE        $ (0.07)  $  0.15
                                              =======   =======
DILUTED EARNINGS (LOSS) PER COMMON SHARE      $ (0.07)  $  0.15
                                              =======   =======
COMMON STOCK DIVIDENDS DECLARED PER SHARE     $  0.18   $  0.17
                                              =======   =======

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                              -----------------
Dollars in thousands, except per share data     2006      2005
                                              -------   -------
INTEREST INCOME
Interest and fees on loans                    $53,089   $47,595
Interest on investment securities-
   Tax-exempt                                   3,283     3,764
   Taxable                                     15,401    14,468
Interest on federal funds sold                     60       188
                                              -------   -------
      Total interest income                    71,833    66,015
                                              -------   -------
INTEREST EXPENSE
Interest on deposits                           22,717    16,623
Interest on borrowed funds                     13,646    10,966
                                              -------   -------
      Total interest expense                   36,363    27,589
                                              -------   -------
NET INTEREST INCOME                            35,470    38,426
PROVISION FOR LOAN LOSSES                      15,300     5,300
                                              -------   -------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                      20,170    33,126
                                              -------   -------
OTHER INCOME
Income from trust services                      3,192     3,132
Service charges and other fees                  4,621     4,331
Net gain (loss) on sales of securities         (4,901)      273
Other                                           3,155     3,057
                                              -------   -------
      Total other income                        6,067    10,793
                                              -------   -------
OTHER EXPENSES
Salaries and employee benefits                 15,246    13,915
Occupancy expense                               2,284     2,507
Other                                          10,429     9,540
                                              -------   -------
      Total other expenses                     27,959    25,962
                                              -------   -------
INCOME (LOSS) BEFORE INCOME TAXES              (1,722)   17,957
INCOME TAX EXPENSE (BENEFIT)                   (1,754)    5,138
                                              -------   -------
NET INCOME                                    $    32   $12,819
                                              =======   =======
BASIC EARNINGS PER COMMON SHARE               $    --   $  0.74
                                              =======   =======
DILUTED EARNINGS PER COMMON SHARE             $    --   $  0.74
                                              =======   =======
COMMON STOCK DIVIDENDS DECLARED PER SHARE     $  0.52   $  0.49
                                              =======   =======

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                       --------------------
Dollars in thousands                                                                     2006        2005
                                                                                       --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                             $     32   $  12,819
Adjustments to reconcile net income to net cash from operating activities
   Depreciation                                                                           1,889       2,172
   Provision for loan losses                                                             15,300       5,300
   (Increase) decrease in net deferred Federal income tax asset                          (1,300)        300
   Net amortization of investment premium and discount                                      (23)        160
   Net increase (decrease) in interest payable and other liabilities                        452        (582)
   Net decrease in interest receivable and other assets                                  (6,226)     (9,808)
   Equity Compensation                                                                      360          --
   Net (gain) loss on sales of securities                                                 4,901        (273)
   Increase in cash surrender value of life insurance                                      (885)       (824)
                                                                                       --------   ---------
      Net cash provided by operating activities                                        $ 14,500   $   9,264
                                                                                       --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities held to maturity     $ 18,639   $  14,366
Proceeds from maturities and redemptions of investment securities available for sale      6,401      48,915
Proceeds from sales of investment securities held to maturity                                --       2,994
Proceeds from sales of investment securities available for sale                         130,652      58,625
Net increase in loans                                                                   (34,987)    (33,590)
Proceeds from sales of other real estate owned                                            5,279       6,614
Proceeds from sales of other assets                                                          83         101
Purchase of investment securities held to maturity                                       (3,724)     (9,262)
Purchase of Bank Owned Life Insurance                                                    (2,238)         --
Purchase of investment securities available for sale                                    (84,568)   (145,921)
Purchase of bank premises and equipment                                                  (8,558)     (4,637)
                                                                                       --------   ---------
      Net cash provided by (used for) investing activities                             $ 26,979   $ (61,795)
                                                                                       --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                    $(59,926)  $  44,700
Net increase in Federal funds purchased                                                  16,100      10,200
Net increase in securities sold under repurchase agreements                               5,000       5,000
Proceeds from issuance of common stock                                                      210       1,200
Repurchase of common stock                                                               (5,651)     (5,354)
Dividends paid                                                                           (8,692)     (8,356)
                                                                                       --------   ---------
      Net cash provided by (used for) financing activities                             $(52,959)  $  47,390
                                                                                       --------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              $(11,480)  $  (5,141)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         37,330      34,540
                                                                                       --------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 25,850   $  29,399
                                                                                       ========   =========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

                                                                                 ACCUMULATED
                                                       ADDITIONAL                   OTHER
                                                         PAID-IN    RETAINED   COMPREHENSIVE
Dollars in thousands                                     CAPITAL    EARNINGS    INCOME (LOSS)     TOTAL
                                                       ----------   --------   --------------   --------
BALANCE - JANUARY 1, 2006                               $14,417     $142,205      $(5,003)      $151,619
Repurchase of Common Stock (337,174 shares)              (5,651)          --           --         (5,651)
Issuance of Common Stock (13,729 shares)
   Stock options exercised (5,999 shares)                    81           --           --             81
   Other stock issued (7,730 shares)                        129           --           --            129
Tax benefit from exercise of options                          5           --                           5
Equity Compensation                                         360           --           --            360
Dividends declared ($0.52 per share)                         --       (8,807)          --         (8,807)
Comprehensive income:
   Net income                                                --           32           --             32
   Change in net unrealized loss on securities
      available for sale - Net of tax effect of $506         --           --         (941)          (941)
   Reclassification adjustment for losses included
      in net income - Net of tax effect of ($1,717)          --           --        3,190          3,190
                                                        -------     --------      -------       --------
         Total Comprehensive Income                          --           32        2,249          2,281
                                                        -------     --------      -------       --------
BALANCE - SEPTEMBER 30, 2006                            $ 9,341     $133,430      $(2,754)      $140,017
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

The Company's as reported and pro forma earnings information for the quarter and nine months ended September 30 were as follows:

                                                       Three Months Ended   Nine Months Ended
                                                            Sept. 30,            Sept. 30,
                                                       ------------------   -----------------
Dollars in thousands, except per share data               2006     2005       2006     2005
                                                        -------   ------     -----   -------
   Net Income (Loss) as Reported                        $(1,118)  $2,571     $  32   $12,819
   Add:  Stock based compensation determined
         under the fair value method, net of related
         tax effects included in Net Income             $    79   $   --     $ 234   $    --
   Less: Stock based compensation determined
         under the fair value method, net of related
         tax effects included in Net Income             $   (79)  $ (115)    $(234)  $  (345)
                                                        -------   ------     -----   -------
   Pro Forma Net Income (Loss)                          $(1,118)  $2,456     $  32   $12,474
                                                        =======   ======     =====   =======
Earnings (Loss) per Share as Reported
   Basic                                                 ($0.07)  $ 0.15     $0.00   $  0.74
   Diluted                                               ($0.07)  $ 0.15     $0.00   $  0.74
Pro Forma Earnings (Loss) per Share
   Basic                                                 ($0.07)  $ 0.14     $0.00   $  0.72
   Diluted                                               ($0.07)  $ 0.14     $0.00   $  0.71

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

ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board "FASB" issued FAS No. 158, Employer's Accounting for Defined Benefit Pensions and Other Postretirement Benefit Plans (FAS 158). FAS 158, which is effective for the Company on December 31, 2006, requires the Company to recognize a liability for its unfunded postretirement benefit plans. FAS 158 requires companies to recognize changes in the funded status of a defined benefit plan in the year in which the changes occur and report those changes in comprehensive income. The Company currently has unfunded postretirement health benefits for all of its employees and unfunded postretirement death benefits for its directors and certain executive officers. While evaluating the impact of FAS 158, the Company is determining whether the current postretirement death benefit plan can be modified or terminated. Depending on whether or not the death benefit plan can be modified or terminated, the potential after tax impact to comprehensive income is expected to be between $200,000 and $5,000,000.

2. EARNINGS PER SHARE

The calculation of net income (loss) per common share for the three months ended September 30 is as follows:

                                                      2006          2005
                                                  -----------   -----------
BASIC
   Net income (loss)                              $(1,118,000)  $ 2,571,000
   Less preferred dividends                                --            --
                                                  -----------   -----------
   Net income (loss) applicable to common stock   $(1,118,000)  $ 2,571,000
                                                  -----------   -----------
   Average common shares outstanding               16,872,826    17,282,699
                                                  -----------   -----------
   Earnings (loss) per common share - basic       $     (0.07)  $      0.15
                                                  ===========   ===========

                                                      2006          2005
                                                  -----------   -----------
DILUTED
   Net income (loss)                              $(1,118,000)  $ 2,571,000
   Less preferred dividends                                --            --
                                                  -----------   -----------
   Net income (loss) applicable to common stock   $(1,118,000)  $ 2,571,000
                                                  -----------   -----------
   Average common shares outstanding               16,872,826    17,282,699
   Stock option adjustment                             21,678        83,650
                                                  -----------   -----------
   Average common shares outstanding - diluted     16,894,504    17,366,349
                                                  -----------   -----------
   Earnings (loss) per common share - diluted     $     (0.07)  $      0.15
                                                  ===========   ===========

The calculation of net income per common share for the nine months ended September 30 is as follows:

                                                      2006          2005
                                                  -----------   -----------
BASIC
   Net income                                     $    32,000   $12,819,000
   Less preferred dividends                                --            --
                                                  -----------   -----------
   Net income applicable to common stock          $    32,000   $12,819,000
                                                  -----------   -----------
   Average common shares outstanding               16,983,826    17,371,928
                                                  -----------   -----------
   Earnings per common share - basic              $        --   $      0.74
                                                  ===========   ===========

                                                      2006          2005
                                                  -----------   -----------
DILUTED
   Net income                                     $    32,000   $12,819,000
   Less preferred dividends                                --            --
                                                  -----------   -----------
   Net income applicable to common stock          $    32,000   $12,819,000
                                                  -----------   -----------
   Average common shares outstanding               16,983,826    17,371,928
   Stock option adjustment                             26,447        84,409
                                                  -----------   -----------
   Average common shares outstanding - diluted     17,010,273    17,456,337
                                                  -----------   -----------
   Earnings per common share - diluted            $        --   $      0.74
                                                  ===========   ===========

The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

                                                    Weighted Average
                                           Shares    Exercise Price
                                          -------   ----------------
Options Outstanding, January 1, 2006      432,642        $17.99
Granted                                    86,000         16.24
Exercised                                   5,999         13.45
Forfeited                                   2,500         20.72
                                          -------        ------
Options Outstanding, September 30, 2006   510,143        $17.74
                                          -------        ------
Options Exercisable, September 30, 2006   296,322        $16.59
                                          -------        ------

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

Loans consist of the following (000s omitted):

                                               September 30,   December 31,
                                                   2006            2005
                                               -------------   ------------
Real estate loans                                $  843,084      $813,953
Loans to finance agricultural production and
   other loans to farmers                             4,480         3,519
Commercial and industrial loans                     101,237       100,289
Loans to individuals for household, family,
   and other personal expenditures                   59,404        71,244
All other loans (including overdrafts)                  648         1,635
                                                 ----------      --------
      Total loans, gross                          1,008,853       990,640
      Less: Deferred loan fees                          852         1,763
                                                 ----------      --------
      Total loans, net of deferred loan fees
                                                  1,008,001       988,877
      Less: Allowance for loan losses                13,542        13,625
                                                 ----------      --------
                                                 $  994,459      $975,252
                                                 ==========      ========

Loans are placed in a nonaccrual status when, in the opinion of Management, the collection of additional interest is doubtful. All loan relationships over $250,000 that are classified by Management as nonperforming as well as selected performing accounts are reviewed for impairment. Allowances for loans determined to be impaired are included in the allowance for loan losses. All cash received on nonaccrual loans is applied to the principal balance. Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned. Other real estate owned includes real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure and real estate that the bank has purchased but no longer intends to use for bank premises.

The following table summarizes nonperforming assets (000's omitted):

                                       September 30,   December 31,
                                            2006           2005
                                       -------------   ------------
Nonaccrual loans                          $13,334        $16,212
Loans 90 days past due                         99            101
Restructured loans                            944          1,813
                                          -------        -------
   Total nonperforming loans              $14,377        $18,126
Other real estate owned                     4,873          8,336
                                          -------        -------
   Total nonperforming assets             $19,250        $26,462
                                          =======        =======
Nonperforming assets to total assets         1.21%          1.62%
Allowance for loan losses to
   nonperforming assets                     70.35%         51.49%

4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):

                                       September 30,   December 31,
                                            2006           2005
                                       -------------   ------------
Balance beginning of year                $ 13,625        $13,800
Provision for loan losses                  15,300          6,906
Loans charged off                         (17,032)        (9,340)
Transfer to establish reserve for
   unfunded loan commitments                   --           (275)
Recoveries                                  1,649          2,534
                                         --------        -------
Balance end of period                    $ 13,542        $13,625
                                         ========        =======

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

5. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of September 30, 2006 and December 31, 2005 (000's omitted):

                                                      September 30, 2006          December 31, 2005
                                                   ------------------------   ------------------------
                                                   Amortized     Estimated    Amortized     Estimated
                                                      Cost     Market Value      Cost     Market Value
                                                   ---------   ------------   ---------   ------------
Held to Maturity
Obligations of U.S. Government Agencies             $    10       $    10      $    11       $    12
Obligations of States and Political Subdivisions     61,552        62,069       76,456        77,293
Other Securities                                         --            --           --            --
                                                    -------       -------      -------       -------
                                                    $61,562       $62,079      $76,467       $77,305
                                                    =======       =======      =======       =======

                                                      September 30, 2006          December 31, 2005
                                                   ------------------------   ------------------------
                                                   Amortized     Estimated    Amortized     Estimated
                                                      Cost     Market Value      Cost     Market Value
                                                   ---------   ------------   ---------   ------------
Available for Sale
Obligations of U.S. Government Agencies             $332,866     $328,651      $358,412     $351,074
Obligations of States and Political Subdivisions      23,276       23,285        26,206       26,081
Other Securities                                      38,291       38,260        67,098       66,866
                                                    --------     --------      --------     --------
                                                    $394,433     $390,196      $451,716     $444,021
                                                    ========     ========      ========     ========

The unrealized losses on investment securities are primarily the result of increases in market interest rates and not the result of credit quality of the issuers of the securities. The Company has the ability and intent to hold most of these securities until recovery, which may be until maturity. For securities in which the Company no longer has the intent to hold until recovery, the securities are treated as other than temporarily impaired and the amount of impairment is charged to earnings.

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

                                                                CONTRACTUAL AMOUNT
                                                             ------------------------
                                                             SEPT. 30,   DECEMBER 31,
                                                                2006         2005
                                                             ---------   ------------
Commitments to extend credit:
   Unused portion of commercial lines of credit               $106,238     $130,496
   Unused portion of credit card lines of credit                 7,163        7,529
   Unused portion of home equity lines of credit                20,343       20,258
Standby letters of credit and financial guarantees written      12,371       12,736

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

Financial Condition

During the first nine months of 2006, the Company's local deposit market became increasingly competitive, with some banks offering retail rates higher than national market rates for money market deposits and higher than wholesale or brokered rates for certificates of deposit. The flat yield curve has narrowed the spread between bank asset yields and funding costs, so the Company has adopted two strategies to control the decline in its net interest margin. The first part of the strategy is to change the mix of assets, decreasing the percent invested in securities and increasing the percent invested in loans. The Company successfully increased its loans to assets ratio from 60.4% at December 31, 2005 to 63.5% at September 30, 2006, and the yield on earning assets increased from 5.94% in the first nine months of 2005 to 6.38% for the first nine months of 2006. The second part of the strategy to control the decline in the net interest margin is to limit the increase in the cost of funds by keeping deposit rates low relative to the local competition. As expected, this has caused a decrease in the amount of deposits. Total deposits decreased $59.9 million, or 5.1% in the first nine months of 2006.

Since December 31, 2005, total loans increased $19.6 million (2.0%), total cash and investments decreased $80.3 million (14.1%), and total assets decreased $50.0 million (3.1%). Loan growth was restricted in the third quarter of 2006 by the sale of $24.3 million of problem loans. Excluding this sale, loans grew $43.9 million, or 4.4%. Loan growth efforts are focused on real estate secured loans, particularly home equity lending. The loan growth and the decline in deposits were funded by the decrease in investment securities and an increase in short term borrowings. Also, capital decreased $11.6 million, or 7.7% as the company repurchased 337,174 shares of its stock for $5.7 million, the net unrealized loss on securities available for sale decreased $2.2 million, and dividends declared exceeded net income by $8.8 million. The capital to assets ratio decreased from 9.25% at December 31, 2005 to 8.82% at September 30, 2006, but it remains above the peer group average.

The amount of nonperforming assets ("NPAs") decreased $7.2 million or 27.3% since year end. A single credit relationship valued at $8.5 million returned to non accrual status in the second quarter, however, the sale of that relationship and other performing and non performing assets totaling $25 million in the third quarter contributed to the decrease in NPAs. The Company's Allowance for Loan and Lease Losses ("ALLL") decreased $83,000 since December 31, 2005. The ALLL is now 1.34% of loans, compared to 1.38% at year end. The ALLL is 70.3% of NPAs, an increase from 51.5% at year end. Because a significant portion of the Bank's lending is secured by real estate, we believe that at this level the ALLL adequately estimates the potential losses in the loan portfolio. With a significant portion of the risk removed from the portfolio, we plan to resume more traditional methods of working out the remaining non performing assets. On November 2, 2006 the Company completed the sale of an OREO property valued at $2.2 million. This property was written down to the sale value in the second quarter of 2006.

Results of Operations - Third Quarter 2006 vs. Third Quarter 2005

Net Interest Income - A comparison of the income statements for the three months ended September 30, 2006 and 2005 shows a decrease of $1.7 million, or 13.2% in Net Interest Income. Interest income on loans increased $1.2 million or 7.4% as the average loans outstanding increased $56.2 million and the average yield on loans increased from 6.89% to 6.99%. Even though the yield on investments and fed funds sold increased from 4.74% to 5.10%, the interest income on investments and fed funds sold decreased $251,000 as the average amount of investments and fed funds sold decreased $75.0 million. The yields on assets increased slightly due to the increases in market interest rates and the restructuring of the investment portfolio that was completed early in the third quarter of 2006. Shorter term market interest rates have increased more rapidly than the longer term rates, causing funding costs to rise faster than asset yields. The interest expense on deposits increased $1.7 million, or 27.9% as average deposits decreased $26.4 million but the average cost of those deposits increased from 2.16% to 2.83%. The cost of borrowed funds increased $1.0 million as the average amount of borrowed funds increased $30.7 million and the average cost of the borrowings increased from 5.17% to 5.88%.

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

Provision for Loan Losses - The Provision for Loan Losses increased from $4.1 million in the third quarter of 2005 to $8.0 million in the third quarter of 2006 to provide for the write down of $24.3 million of loans that were moved from loans held for investment to loans available for sale. Net charge offs were $11.9 million during the third quarter of 2006, compared to $4.1 million in the third quarter of 2005. Each quarter, the Company conducts a review and analysis of its ALLL to ensure its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions.

Other Income - Non interest income increased $40,000 or 1.1% in the third quarter of 2006 compared to the third quarter of 2005. The table below compares the components of Other Income for the two quarters:

                                                Quarters Ended
                                            ---------------------
(Dollars in Thousands)                      9/30/2006   9/30/2005   % Change
                                            ---------   ---------   --------
Trust Income                                  $1,060     $1,045        1.4%
Deposit Account Service Charges                  249        300      -17.0%
Other Deposit Account Related Fees             1,342      1,255        6.9%
Origination Fees/Gains on Loans Sold             152        232      -34.5%
Gains (Losses) on Securities Transactions          6        (13)     146.2%
BOLI Earnings                                    310        276       12.3%
Other Income                                     604        588        2.7%
                                              ------     ------      -----
                                              $3,723     $3,683        1.1%

The Deposit Account Service Charges decreased as more customers moved to our free checking product that was introduced in 2004. Also, as interest rates rise, the earnings credit on business accounts offsets more of the service charge income. Other Deposit Account Related Fees, which primarily consists of NSF and Stop Payment fees increased $87,000, or 6.9%. Origination Fees and Gains on Mortgage Loans Sold decreased as the housing market activity slowed considerably in southeast Michigan. Bank Owned Life Insurance earnings increased due to an increase in the investment in BOLI from $36.0 million as of September 30, 2005 to $39.4 million at September 30, 2006. Other income increased due to increased ATM and debit card activity.

Other Expenses - Total non interest expenses increased $395,000 or 4.4% compared to the third quarter of 2005. Salaries and Employee Benefits increased $360,000, or 8.2%, as the adoption of FAS 123(R) required expensing $120,000 for our stock based compensation plan. Excluding the FAS 123(R) cost, salaries and benefits increased $240,000, or 5.5%. Occupancy Expense increased $82,000, or 11.3%, compared to the third quarter of 2005. Depreciation increased $24,000, utilities increased $33,000 and repairs and maintenance expense increased $40,000 while insurance expense decreased $15,000. The following table compares the components of the Other Expenses for the two quarters:

                                       Quarters Ended
                                   ---------------------
(Dollars in Thousands)             9/30/2006   9/30/2005   % Change
                                   ---------   ---------   --------
Business Development                 $  351      $  307      14.3%
Insurance                               396         107     270.1%
Printing and Office Supplies            190         115      65.2%
Equipment                               402         422      -4.7%
Computer and Software                   320         296       8.1%
Professional Fees                       614         286     114.7%
OREO Losses (Gains) and expenses        722       1,540     -53.1%
Other Expenses                          890         859       3.6%
                                     ------      ------     -----
                                     $3,885      $3,932      -1.2%

Business Development increased primarily due to a direct mail promotion to increase demand deposit accounts. Insurance expense increased due to a death benefit obligation plan that provides benefits for directors. Printing and office supplies expense increased 65.2% as the third quarter of 2005 expense was lower than typical. Professional Fees expense included approximately $300,000 for expenses related to the loan sale. This primarily consisted of the broker's commission and legal fees. OREO losses and expenses decreased due to the large loss on the sale of an OREO property in the third quarter of 2005.

As a result of the above activity, the Income Before Income Taxes decreased $5.9 million to a loss of $2.3 million. The Income Tax decreased $2.2 million from an expense of $1.1 million to a benefit of $1.1 million, and reflects an effective tax rate of 50.6% compared to the effective tax rate of 30.0% in the third quarter of 2005. The Net Loss of $1.1 million is a decrease of $3.7 million from the Income of $2.6 million earned in the third quarter of 2005.

Results of Operations - Year to Date September 30, 2006 vs. September 30, 2005

Net Interest Income - A comparison of the income statements for the nine months ended September 30, 2006 and 2005 shows a decrease of $3.0 million, or 7.7% in Net Interest Income. Interest income on loans increased $5.5 million or 11.5% as the average loans outstanding increased $55.9 million and the average yield on loans increased from 6.64% to 7.00%. Interest income on investments and fed funds sold increased $324,000 as the average amount of investments and fed funds sold decreased $35.7 million but the yield on these assets increased from 4.67% to 5.10%. The interest expense on deposits increased $6.1 million, or 36.7% as average deposits increased $12.7 million and the average cost of those deposits increased from 1.98% to 2.68%. The cost of borrowed funds increased $2.7 million as the average amount of borrowed funds increased $23.9 million and the average cost of the borrowings increased from 4.93% to 5.68%.

Provision for Loan Losses - The Provision for Loan Losses increased from $5.3 million in 2005 to $15.3 million in 2006. In the second quarter of 2006 the Company experienced an increase in its already high level of non performing assets (NPAs), requiring a $6.0 million addition to its Allowance for Loan and Lease Losses (ALLL). In the third quarter of 2006, the Company decided to reduce its level of NPAs by selling some of its largest problem loan relationships in an auction. The loss on the sale required an addition of $7.3 million to the ALLL. Net charge offs were $15.4 million in 2006, an increase of $9.1 million, or 145.7% compared to the first nine months of 2005.

Other Income - Non interest income, excluding securities gains and losses, increased $448,000 or 4.3% compared to the first nine months of 2005. The following table compares the components of Other Income for the two periods:

                                              Nine Months Ended
                                            ---------------------
(Dollars in Thousands)                      9/30/2006   9/30/2005   % Change
                                            ---------   ---------   --------
Trust Income                                 $ 3,192     $ 3,132        1.9%
Deposit Account Service Charges                  782         908      -13.9%
Other Deposit Account Related Fees             3,839       3,423       12.2%
Origination Fees on Loans Sold                   428         537      -20.3%
Gains (Losses) on Securities Transactions     (4,901)        273    -1895.2%
BOLI Earnings                                    885         824        7.4%
Other Income                                   1,842       1,696        8.6%
                                             -------     -------    -------
                                             $ 6,067     $10,793      -43.8%

In June 2006, the Company decided to restructure a portion of its investment portfolio. The restructuring involved selling callable federal agency debt securities with a par value of $83.25 million and a weighted average yield of approximately 4%. This sale was completed early in July, resulting in a loss of $5 million. The securities were classified as Available for Sale, and because the Company no longer had the intent to hold the securities until the fair value recovered, the impairment was recognized through a charge to earnings in the second quarter of 2005. After the sale was completed, the Company purchased $80 million of federal agency securities that included callable debt securities, amortizing notes, and mortgage backed securities. These replacement securities have a weighted average yield of approximately 6.5%, and compared to the assets they replaced, they have higher coupons and longer call protection or amortization of principal. These features will reduce the amount of call risk and the amount of extension risk in the Company's investment portfolio. This restructuring improved interest income by over $400,000 in the third quarter of 2006.

The Deposit Account Service Charges decreased as customers continue to move to our free checking product that was introduced in 2004. Also, as interest rates rise, the earnings credit on business accounts offsets more of the service charge income. Other Deposit Account Related Fees, which primarily consists of NSF and Stop Payment fees increased $416,000, or 12.2%. Origination Fees and Gains on Mortgage Loans Sold decreased as increasing mortgage rates began to slow refinance activity and housing market activity began to decrease. Bank Owned Life Insurance (BOLI) income increased due to an increase in the investment in BOLI. Other income increased due to increased ATM and debit card activity.

Other Expenses - Total non interest expenses increased $2.0 million or 7.7% compared to the first nine months of 2005. Salaries and Employee Benefits increased $1.3 million, or 9.6%, as the adoption of FAS 123(R) required expensing $360,000 for our stock based compensation plan, salaries and wages increased $477,000, incentive plan expense increased $188,000, and benefits increased $306,000. Occupancy Expense decreased $223,000, or 8.9%, compared to the first nine months of 2005. In 2005 the Company accelerated the depreciation of a parking lot that is now the site of our headquarters building. The following table compares the components of the Other Expenses for the two nine month periods:

                                     Nine Months Ended
                                   ---------------------
(Dollars in Thousands)             9/30/2006   9/30/2005   % Change
                                   ---------   ---------   --------
Business Development                $ 1,069      $  940      13.7%
Insurance                               572         396      44.4%
Printing and Office Supplies            466         475      -1.9%
Equipment                             1,264       1,309      -3.4%
Computer and Software                 1,004         938       7.0%
Professional Fees                     1,230       1,171       5.0%
OREO Losses (Gains) and expenses      2,141       1,550      38.1%
Other Expenses                        2,683       2,761      -2.8%
                                    -------      ------      ----
                                    $10,429      $9,540       9.3%

Business Development increased primarily due to a direct mail promotion to increase demand deposit accounts. Insurance expense increased due to a death benefit obligation plan that provides benefits for directors. OREO losses and expenses increased primarily due to the large write down of an OREO property in the second quarter of 2006.

As a result of the above activity, the Income Before Income Taxes decreased $19.7 million to a loss of $1.7 million. The Income Tax decreased $6.9 million from an expense of $5.1 million to a benefit of $1.8 million, and reflects an effective tax rate of 101.9% compared to the effective tax rate of 28.6% for the first nine months of 2005. The Net Income of $32,000 is a decrease of $12.8 million from the Income of $12.8 million earned in the first nine months of 2005.

Liquidity and Capital

The Company has maintained sufficient liquidity to fund its loan growth and allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds lines that have been established with correspondent banks, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of September 30, 2006, the Bank utilized $256.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and $16.1 million of its $110 million of federal funds lines with its correspondent banks.

Total stockholders' equity of the Company was $140.0 million at September 30, 2006 and $151.6 million at December 31, 2005. The ratio of equity to assets was 8.8% at September 30, 2006 and 9.3% at December 31, 2005. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Company:

                                                                     Minimum to be Well
                            September 30, 2006   December 31, 2005       Capitalized
                            ------------------   -----------------   ------------------
Leverage Capital                    9.0%                9.6%                 5.0%
Tier 1 Risk Based Capital          12.8%               13.7%                 6.0%
Total Risk Based Capital           14.0%               15.0%                10.0%

At September 30, 2006 and December 31, 2005, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout the first nine months of 2006, the estimated variability of the net interest income was within the Bank's established policy limits.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout the first nine months of 2006, the estimated variability of the economic value of equity was within the Bank's established policy limits.

The Bank's interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has a stock repurchase program which it publicly announced on January 5, 2006. On that date, the Board of Directors authorized the repurchase of 2 million of the Company's common shares, which authorization will expire on December 31, 2006. The Company did not repurchase any of its stock during the three months ended September 30, 2006:

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


November 8, 2006                        By /s/ H. Douglas Chaffin
Date                                       -------------------------------------
                                           H. Douglas Chaffin
                                           President & Chief Executive Officer


November 8, 2006                        By /s/ John L. Skibski
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