Form 10-K
period 2006-12-31
MBT FINANCIAL CORP
filed 2007-03-14
CIK 1118237

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2006

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

Securities registered pursuant to section 12(b) of the Act: Common Stock, No Par Value, Registered on NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $269.9 million based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

As of March 9, 2007, there were 16,659,904 shares of the registrant's common stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders of MBT Financial Corp. to be held on May 3, 2007 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.
================================================================================

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

Monroe Bank & Trust was incorporated and chartered as Monroe State Savings Bank under the laws of the State of Michigan in 1905. In 1940, Monroe Bank & Trust consolidated with Dansard Bank and moved to the present address of its main office. Monroe Bank & Trust operated as a unit bank until 1950 when it opened its first branch office in Ida, Michigan. It then continued its expansion to its present total of 26 branch offices, including its main office. Monroe Bank & Trust changed its name from "Monroe State Savings Bank" to "Monroe Bank & Trust" in 1968.

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

The Bank's primary market area is Monroe County, Michigan. According to the most recent market data, there are ten other deposit taking/lending institutions competing in the Bank's market. According to the most recent market data for deposits, the Bank ranks first in market share in Monroe County with 56.82% of the market. In 2001, the Bank began expanding into Wayne County, Michigan, and currently ranks seventeenth out of thirty-two institutions with a market share of 0.28%. For the combined Monroe and Wayne County market, the Bank ranks sixth of thirty-five institutions with a market share of 3.46%.

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

Federal regulators adopted risk-based capital guidelines and leverage standards for banks and bank holding companies. A discussion of the impact of risk-based capital guidelines and leverage standards is presented in Note 13 of the MBT Financial Corp. financial statements included in Part II, Item 8 of this Form 10-K.

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

EMPLOYEES

MBT Financial Corp. has no employees other than its three officers, each of whom is also an employee and officer of Monroe Bank & Trust and who serve in their capacity as officers of MBT Financial Corp. without compensation. As of December 31, 2006, Monroe Bank & Trust had 399 full-time employees and 36 part-time employees. Monroe Bank & Trust provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services, and a 401(k) plan.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                     AGE    POSITION
----                     ---    --------
H. Douglas Chaffin        51    President & Chief Executive Officer

Donald M. Lieto           51    Executive Vice President, Senior Administration
                                Manager, Monroe Bank & Trust

James E. Morr             60    Executive Vice President, Senior Wealth
                                Management Officer & General Counsel, Monroe
                                Bank & Trust; Secretary, MBT Financial Corp.

Thomas G. Myers           50    Executive Vice President & Chief Lending
                                Manager, Monroe Bank & Trust

John L. Skibski           42    Executive Vice President & Chief Financial
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

H. Douglas Chaffin was President & Chief Executive Officer in 2006, 2005, and 2004, President & Chief Operating Officer in 2003, and Executive Vice President, Senior Lending Manager in 2002. Donald M. Lieto was Executive Vice President, Senior Administration Manager in 2006, 2005, 2004 and 2003, and Senior Vice President, Information Services Manager in 2003 and 2002. James E. Morr was Executive Vice President, Senior Wealth Management Officer and General Counsel for each of the last five years. Thomas G. Myers was Executive Vice President & Chief Lending Manager in 2006, 2005, 2004 and 2003, Senior Vice President, Commercial Group Manager in 2003 and 2002. John L. Skibski was Executive Vice President & Chief Financial Officer in 2006, 2005 and 2004, Senior Vice President & Controller in 2003, and Vice President & Controller in 2002.

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

As of December 31, 2006, more than 80% of the Corporation's loan portfolio was secured by real estate. These types of loans are generally viewed as lower risk of default than commercial and industrial or consumer loans. The Corporation's loan portfolio contains a significant amount of non-performing loans. The Corporation's portfolio also contains some loans with relatively large balances, and the deterioration of one or a few of these large loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation's financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

MBT Financial Corp. does not conduct any business other than its ownership of Monroe Bank & Trust's stock. MBT Financial Corp. operates its business from Monroe Bank & Trust's main office facility. Monroe Bank & Trust operates its business from its main office complex and 25 full service branches in the counties of Monroe and Wayne, Michigan. In addition, MBT Credit Company, Inc., a wholly owned subsidiary of Monroe Bank & Trust, operates a mortgage loan origination office in Monroe, Michigan. The Bank owns its main office complex and 23 of its branches. The remaining two branches and the MBT Credit Company, Inc. locations are leased.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to the vote of holders of MBT Financial Corp. securities during the fourth quarter of 2006.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock consists of 16,713,960 shares with a book value of $8.14. Dividends declared on common stock during 2006 amounted to $.70 per share. The common stock is traded on the NASDAQ National Market under the symbol MBTF. Below is a schedule of the high and low trading price for the past two years by quarter. These prices represent those known to Management, but do not necessarily represent all transactions that occurred.

                               2006                    2005

                         HIGH        LOW         HIGH        LOW
                         ----        ---         ----        ---
1(st) quarter          $ 18.01    $ 15.80       $ 23.80    $ 18.25
2(nd) quarter          $ 17.10    $ 15.46       $ 20.50    $ 17.82
3(rd) quarter          $ 16.58    $ 14.45       $ 21.95    $ 17.64
4(th) quarter          $ 15.95    $ 14.44       $ 19.10    $ 16.03

Dividends declared during the past three years on a quarterly basis were as follows:

                         2006           2005          2004
                         ----           ----          ----
1st quarter             $ 0.17         $ 0.16        $ 0.15
2nd quarter             $ 0.17         $ 0.16        $ 0.15
3rd quarter             $ 0.18         $ 0.17        $ 0.16
4th quarter             $ 0.18         $ 0.17        $ 0.16

As of December 31, 2006, the number of holders of record of the Corporation's common shares was 1,277. Management's present expectation is that dividends will continue to be paid in the future.

The following table summarizes the repurchase activity of the Corporation's common stock during the three months ended December 31, 2006:

                                                                     Total Number of Shares     Maximum Number of
                                                         Average      Purchased as Part of     Shares that May Yet
                                      Total Number of   Price Paid     Publicly Announced       Be Purchased Under
                                      Shares Purchased   per Share     Plans or Programs      the Plans or Programs
                                      ----------------   ---------     -----------------      ---------------------
October 1, 2006 - October 31, 2006          4,600        $ 15.30             4,600                  1,658,226
November 1, 2006 - November 30, 2006       49,200        $ 15.33            49,200                  1,609,026
December 1, 2006 - December 31, 2006      109,000        $ 15.28           109,000                  1,500,026
                                          -------------------------------------------------------------------
Total                                     162,800        $ 15.30           162,800
                                          -------------------------------------------------------------------

The stock was repurchased pursuant to an authorization granted by the Corporation's Board of Directors on December 22, 2005. The authorization allowed the purchase of up to 2 million shares of the Corporation's stock during 2006.

The following graph shows a comparison of cumulative total shareholder returns for the Corporation, the Nasdaq Composite Index, and the Nasdaq Bank Index for the five year period ended December 31, 2006. The total shareholder return assumes a $100 investment in the common stock of the Corporation, and each index on December 31, 2001 and that all dividends were reinvested.

                              [PERFORMANCE GRAPH]

                                                 PERIOD ENDING
                       -----------------------------------------------------------------
INDEX                  12/31/01   12/31/02   12/31/03    12/31/04   12/31/05    12/31/06
-----                  --------   --------   --------    --------   --------    --------
MBT Financial Corp.     100.00     100.96     128.56      187.09     135.04      133.42
NASDAQ Composite        100.00      68.76     103.67      113.16     115.57      127.58
NASDAQ Bank             100.00     106.95     142.29      161.73     158.61      180.53

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the five years ended December 31, 2006 are derived from the audited Consolidated Financial Statements of the Corporation. The financial data set forth below contains only a portion of our financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA

Dollar amounts are in thousands,
    except per share data                2006            2005            2004             2003           2002
---------------------------------   ------------     ------------    ------------    ------------    ------------
CONSOLIDATED STATEMENTS OF INCOME
Interest Income                     $     95,923     $     89,695    $     79,703    $     77,774    $     84,604
Interest Expense                          49,288           38,583          26,998          27,467          34,387
                                    ------------     ------------    ------------    ------------    ------------
Net Interest Income                       46,635           51,112          52,705          50,307          50,217
Provision for Loan Losses                 16,475            6,906           2,491           8,005           6,101
                                    ------------     ------------    ------------    ------------    ------------
Net Interest Income after
 Provision for Loan Losses                30,160           44,206          50,214          42,302          44,116
Other Income                               9,542           14,449          13,776          13,803          12,791
Other Expenses                            36,308           33,818          32,616          30,179          26,989
                                    ------------     ------------    ------------    ------------    ------------
Income before Provision
 for Income Taxes                          3,394           24,837          31,374          25,926          29,918
Provision for Income Taxes                  (379)           6,858           8,775           6,611           8,114
                                    ------------     ------------    ------------    ------------    ------------

Net Income                          $      3,773     $     17,979    $     22,599    $     19,315    $     21,804
                                    ============     ============    ============    ============    ============
Net Income available to
 Common Shareholders                $      3,773     $     17,979    $     22,599    $     19,315    $     21,804
                                    ============     ============    ============    ============    ============

PER COMMON SHARE
Basic Net Income                    $       0.22     $       1.04    $       1.30    $       1.02    $       1.12
Diluted Net Income                          0.22             1.03            1.29            1.01            1.12
Cash Dividends Declared                     0.70             0.66            0.62            0.58            0.54
Book Value at Year End                      8.14             8.82            8.89            8.20            8.72
Average Common Shares
 Outstanding                          16,941,432       17,334,376      17,444,165      19,026,369      19,458,737
                                    ============     ============    ============    ============    ============

CONSOLIDATED BALANCE SHEETS (YEAR
 END)
Total Assets                        $  1,566,819     $  1,638,356    $  1,552,279    $  1,457,788    $  1,409,694
Total Securities                         439,025          533,709         505,441         508,482         539,737
Loans, Net of Deferred Loan Fees         998,998          989,311         945,881         863,850         773,805
Allowance for Loan Losses                 13,764           13,625          13,800          14,500          12,400
Deposits                               1,116,057        1,184,710       1,100,711       1,039,117       1,010,960
Borrowings                               300,000          291,500         286,500         270,000         225,000
Total Shareholders' Equity               136,062          151,619         155,346         143,446         166,999
                                    ============     ============    ============    ============    ============
SELECTED FINANCIAL RATIOS
Return on Average Assets                    0.24%            1.13%           1.55%           1.33%           1.55%
Return on Average Equity                    2.59%           11.57%          15.18%          11.39%          13.29%
Net Interest Margin                         3.12%            3.42%           3.75%           3.67%           3.79%
Dividend Payout Ratio                     313.16%           63.52%          47.88%          56.14%          47.99%
Allowance for Loan Losses
 to Period End Loans                        1.38%            1.38%           1.69%           1.68%           1.60%
Allowance for Loan Losses
 to Non Performing Loans                   61.06%           51.49%          34.57%          30.41%          27.93%
Non Performing Loans
 to Period End Loans                        2.26%            2.67%           4.22%           5.50%           5.74%
Net Charge Offs to Average Loans            1.62%            0.71%           0.35%           0.72%           0.87%
                                    ============     ============    ============    ============    ============

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

CRITICAL ACCOUNTING POLICIES - The Bank's Allowance for Loan Losses is a "critical accounting estimate" because it is an estimate that is based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Corporation's financial condition. These assumptions include, but are not limited to, collateral values and the effect of economic conditions on the financial condition of the borrowers. To determine the Allowance for Loan Losses, the Bank estimates losses on all loans that are not classified as non-accrual or renegotiated by applying historical loss rates to those loans in accordance with SFAS 5. In addition, all loans that are nonaccrual or renegotiated are individually tested for impairment. Any amount of monetary impairment is included in the Allowance for Loan Losses in accordance with SFAS 114. Management is of the opinion that the Allowance for Loan Losses of $13,764,000 as of December 31, 2006 was adequate.

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of fair value or the loan carrying amount at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by Management and the assets are carried at the lower of carrying amount or fair value less cost to sell.

RESULTS OF OPERATIONS - Net Income decreased 79.0% in 2006 from $18.0 million to $3.8 million as the bank conducted strategic initiatives to abate the reduction in its net interest margin and improve its asset quality. In the second quarter the Bank sold $83 million of its federal agency securities portfolio at a loss of $5.0 million, reinvesting the proceeds in federal agency securities that provided higher yields and better interest rate risk management characteristics. In the third quarter, the Bank sold $25.0 million of credit related assets, including non-performing loans, troubled performing loans, and Other Real Estate Owned. This sale required a charge to the Provision for Loan Losses of $10.4 million.

The Fed raised the fed funds rate at their first four meetings in 2006. The treasury yield curve became inverted, contributing to the 8.8% decrease in net interest income. The net interest income was also negatively impacted because the Bank utilized a deposit pricing strategy that restricted asset growth. The Bank's asset yields are primarily influenced by the longer end of the treasury yield curve while its funding costs are more closely related to the shorter end of the curve. With the inversion of the yield curve, any balance sheet growth would have been at a very small spread and may have resulted in an increase in interest rate risk. By keeping the rates on certificates of deposit low, we were able to control the decrease in our net interest margin, but the lack of asset growth contributed to the decrease in net interest income. During 2006, the yield on earning assets increased from 6.00% to 6.42% while the average earning assets only increased $0.9 million. As a result, the interest income increased 6.9% from $89.7 million to $95.9 million. The cost of earning assets increased from 2.58% to 3.30% and the interest expense increased 27.7% from $38.6 million to $49.3 million. The Net Interest Margin decreased from 3.42% to 3.12% and the net interest income decreased $4.5 million, or 8.8%.

The Provision for Loan Losses increased $9.6 million, or 138.6%. This occurred primarily due to the write down of the loans that were sold in the third quarter. The Bank continues to have an elevated level of non-performing assets, but the sale helped reduce the amount of Problem Assets from $90.5 million at December 31, 2005 to

$58.8 million at December 31, 2006. The Bank defines Problem Assets as non-performing loans, other real estate owned, and performing loans that have been internally classified as potential problem loans.

Non interest income decreased $4.9 million, or 34.0% in 2006 due to the loss on the sale of investment securities in the second quarter. Wealth management income increased slightly in 2006 as assets under management did not change significantly. Deposit account service charges decreased $167,000, or 14.1% because the earnings credit rate on deposit account balances increased. Other deposit account fees increased $543,000, or 11.7% as NSF fees increased due to an increase in NSF activity and the implementation of a new fee for accounts that remain overdrawn for more than five days. Origination fees and gains on mortgage loans sold decreased $106,000 or 15.9% due to a decrease in mortgage loan originations caused by higher interest rates and slower real estate sales in southeast Michigan. The table below shows the details for the non interest income for the years ended December 31, 2006, 2005, and 2004, (000s omitted):

                                               Years Ended December 31,
Non Interest Income                           2006       2005      2004
-------------------                         --------   -------   -------
Wealth Management Income                    $ 4,268    $ 4,244   $ 3,746
Deposit Account Service Charges               1,020      1,187     1,515
Other Deposit Account Related Fees            5,189      4,646     3,961
Origination Fees/Gains on Loans Sold            560        666       579
Gains (Losses) on Securities Transactions    (5,057)       295       567
BOLI Earnings                                 1,142      1,100     1,371
Other Income                                  2,420      2,311     2,037
                                            -------    -------   -------
Total Non Interest Income                   $ 9,542    $14,449   $13,776

Non interest expenses increased $2.5 million in 2006 compared to 2005. Salaries and employee benefits increased $1.3 million. Salary expense increased $726,000 as the implementation of FAS 123(R) caused an increase of $440,000, incentive compensation decreased $292,000 as the Bank did not achieve the profit goal required by its bonus plan, and base salaries and wages increased $578,000, or 4.2%. Occupancy expense decreased in 2006 primarily because depreciation expense was higher in 2005 as the Bank accelerated the depreciation of a parking lot that is now the location of its new headquarters building. Marketing expense increased significantly in 2006 due to increased advertising expenses and the purchase of the naming rights for the new exhibition building at the Monroe County Fairgrounds. Professional fees increased significantly in 2006 due to expenses related to the loan sale in the third quarter and legal and accounting expenses in the fourth quarter to comply with accounting pronouncements and proxy disclosure requirements. Losses on other real estate owned increased during the year as the Bank sold several properties, reducing the amount of OREO assets from $8.3 million to $2.4 million.

Income Before the Provision for Income taxes decreased $21.4 million, or 86.3% in 2006. Due to our tax exempt income on municipal securities, we recorded a tax benefit of $379,000 on taxable income of $3,394,000 in 2006. Net Income decreased $14.2 million, or 79% to $3,773,000.

Net Income decreased 20.4% from $22.6 million in 2004 to $18.0 million in 2005 as the Bank recorded significant increases in the Provision for Loan Losses and in Other Real Estate Owned losses and expenses. The Provision for Loan Losses increased $4,415,000 as net charge offs increased $3,615,000 and losses on the sales and write downs of Other Real Estate Owned increased $845,000. Although credit related charges to earnings increased $5.3 million compared to 2004, non-performing assets decreased $13.5 million during 2005.

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

Earnings for the Bank are usually highly reflective of the Net Interest Income. The Federal Open Market Committee (FOMC) of the Federal Reserve raised the fed funds target rate at their first four meetings in 2006, from 4.25% to 5.25%. At the same time, the yield on the ten-year U. S. Treasury Note only increased from 4.39% to 4.70%. This inversion of the yield curve had a negative impact on the Bank's Net Interest Margin, which declined from 3.42% in 2005 to 3.12% in 2006. Loan and investment yields more closely follow long term market yields, and the yield on our loans increased from 6.71% in 2005 to 7.02% in 2006. The yields on our investment securities increased from 4.75% in 2005 to 5.15% in 2006, largely due to the restructuring of the investment portfolio in the second quarter of 2006. Funding costs are more closely tied to the short term rates, and the average cost of our deposits increased from 2.08% in 2005 to 2.73% in 2006 and our average cost of borrowed funds increased from 5.05% in 2005 to 5.77% in 2006. As a result, the net interest income decreased 8.8% in 2006. In 2005, the FOMC raised the fed funds target at each of their eight meetings, increasing the rate from 2.25% to 4.25%. During this time, the yield on the ten-year U. S. Treasury Note only increased from 4.22% to 4.39%. This flattening of the yield curve began to cause our net interest margin to decline from 3.75% to 3.42% as our cost of funds began to rise faster than our asset yields. In 2004, the FOMC raised the fed funds rate for the first time since 2000 as the economic recovery continued. During the year, the fed funds target rate was increased five times, from 1.00% to 2.25%. In spite of these increases, rates on new and renewing loans were still below the average rates in the loan portfolio. As a result, the average yield on loans decreased from 6.73% in 2003 to 6.30% in 2004. Investment yields did improve slightly and the cost of funds decreased, resulting in an increase in the net interest margin and net interest income. The average cost of interest bearing deposits was 3.16%, 2.42%, and 1.65% for 2006, 2005, and 2004, respectively. The following table shows selected financial ratios for the same three years.

                                        2006    2005      2004
                                       ------  ------   ------
Return on Average Assets                0.24%    1.13%    1.55%
Return on Average Equity                2.59%   11.57%   15.18%
Dividend Payout Ratio                  313.2%   63.52%   47.88%
Average Equity to Average Assets        9.14%    9.76%   10.02%

LIQUIDITY AND CAPITAL - The Corporation has maintained sufficient liquidity to fund its loan growth and allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds lines that have been established with correspondent banks, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of December 31, 2006, the Bank utilized $256.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and $3.5 million of its $110 million of federal funds lines with its correspondent banks.

Total stockholders' equity of the Corporation was $136.1 million at December 31, 2006 and $151.6 million at December 31, 2005. The ratio of equity to assets was 8.7% at December 31, 2006 and 9.3% at December 31, 2005. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Corporation:

                               December 31,   December 31,      Minimum to be
                                  2006           2005         Well Capitalized
                               -----------    ------------    ----------------
Leverage Capital                   8.9%           9.6%              5.0%

Tier 1 Risk Based Capital         12.8%          13.7%              6.0%

Total Risk Based Capital          14.0%          15.0%             10.0%

At December 31, 2006 and December 31, 2005, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

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

                                                                       Held to Maturity
                                         -------------------------------------------------------------------------------
                                           December 31, 2006           December 31, 2005          December 31, 2004
                                         -----------------------     ----------------------     ------------------------
                                                       Estimated                  Estimated                   Estimated
                                         Amortized       Market      Amortized      Market      Amortized       Market
                                            Cost         Value         Cost         Value         Cost           Value
                                         ---------     ---------     ----------   ---------     ----------     --------
U.S. Government agency and corporation
 obligations..........................     $   10       $    10       $    11      $    12       $   527       $   578
Securities issued by states and
 political subdivisions in the U.S...      64,928        65,330        76,456       77,293        80,622        82,636

Other domestic securities (debt
and equity).........................           --            --            --           --         2,992         3,074
                                          -------       -------       -------      -------       -------       -------
Total................................     $64,938       $65,340       $76,467      $77,305       $84,141       $86,288
                                          =======       =======       =======      =======       =======       =======
Pledged securities...................     $ 4,209       $ 4,258       $13,863      $14,125       $19,659       $20,373
                                          =======       =======       =======      =======       =======       =======

                                                                         Available for Sale
                                         -------------------------------------------------------------------------------
                                           December 31, 2006           December 31, 2005           December 31, 2004
                                         -----------------------     ----------------------     ------------------------
                                                       Estimated                  Estimated                   Estimated
                                         Amortized      Market       Amortized     Market       Amortized      Market
                                           Cost          Value         Cost        Value          Cost         Value
                                         ---------     --------      ---------    ---------     ---------     ---------
U.S. Government agency and corporation
 obligations (excluding
 mortgage-backed securities)..........   $ 326,808     $ 322,934     $ 358,412    $ 351,074     $ 315,410     $ 314,381
Securities issued by states and
 political subdivisions in the U.S...       23,226        23,129        26,206       26,081        28,635        29,187

Other domestic securities
 (debt and equity)...................       28,004        28,024        67,098       66,866        64,472        64,785
                                         ---------     ---------     ---------    ---------     ---------     ----------

Total................................    $ 378,038     $ 374,087     $ 451,716    $ 444,021     $ 408,517     $ 408,353
                                         =========     =========     =========    =========     =========     ==========
Pledged securities...................    $ 325,445     $ 321,477     $ 316,379    $ 309,552     $ 304,004     $ 303,300
                                         =========     =========     =========    =========     =========     ==========

The following table shows average daily balances, interest income or expense amounts, and the resulting average rates for interest earning assets and interest bearing liabilities for the last three years. Also shown are the net interest income, total interest rate spread, and the net interest margin for the same periods.

                                                                  Years Ended December 31,
                                 ------------------------------------------------------------------------------------------------
                                                2006                           2005                          2004
                                 ------------------------------------------------------------------------------------------------
                                  Average     Interest            Average    Interest            Average    Interest
                                   Daily       Earned   Average    Daily      Earned   Average    Daily      Earned     Average
  (Dollars in Thousands)          Balance     or Paid    Yield    Balance    or Paid    Yield    Balance    or Paid      Yield
  ----------------------         ---------- ----------- -------  ----------  --------  -------  ----------  ---------   -------
Investments
   Obligations of US
      Government Agencies        $  331,600 $    16,778   5.06%  $  343,348  $  15,878   4.62%  $  303,121  $  13,089     4.32%
   Obligations of States &
      Political Subdivisions(1)      90,032       4,356   4.84%     105,373      5,036   4.78%     115,590      5,614     4.86%
   Other Securities                  61,756       3,768   6.10%      75,602      3,986   5.27%      69,538      3,330     4.79%
                                 ---------- -----------   ----   ----------  ---------   ----   ----------  ---------     ----
Total Investments                   483,388      24,902   5.15%     524,323     24,900   4.75%     488,249     22,033     4.51%
                                 ---------- -----------   ----   ----------  ---------   ----   ----------  ---------     ----

Loans
   Commercial                       654,945      46,987   7.17%     621,365     41,971   6.75%     600,551     36,364     6.06%
   Mortgage                         228,960      13,746   6.00%     213,645     12,946   6.06%     194,072     12,217     6.30%
   Consumer                         126,074      10,217   8.10%     127,046      9,661   7.60%     120,327      9,079     7.55%
                                 ---------- -----------   ----   ----------  ---------   ----   ----------  ---------     ----
Total Loans(2)                    1,009,979      70,950   7.02%     962,056     64,578   6.71%     914,950     57,660     6.30%

Federal Funds Sold                    1,553          71   4.57%       7,687        217   2.82%         538         10     1.86%
                                 ---------- -----------   ----   ----------  ---------   ----   ----------  ---------     ----
Total Interest Earning Assets     1,494,920      95,923   6.42%   1,494,066     89,695   6.00%   1,403,737     79,703     5.68%

Cash & Due From Banks                24,421                          24,839                         25,230
Interest Receivable and Other
   Assets                            81,629                          71,724                         64,256
                                 ----------                      ----------                     ----------
Total Assets                     $1,600,970                      $1,590,629                     $1,493,223
                                 ==========                      ==========                     ==========

Savings Accounts                 $  106,065 $       264   0.25%  $  119,437  $     298   0.25%  $  129,075  $     325     0.25%
NOW Accounts                         66,394         165   0.25%      66,900        169   0.25%      69,072        172     0.25%
Money Market Deposits               289,849       9,846   3.40%     294,070      5,561   1.89%     329,480      2,611     0.79%
Certificates of Deposit             512,780      20,574   4.01%     494,974     17,551   3.55%     378,959     11,815     3.12%
Federal Funds Purchased              18,913         981   5.19%       8,613        287   3.33%      32,894        491     1.49%
Repurchase Agreements                37,836       1,564   4.13%      32,164      1,055   3.28%      13,525        422     3.12%
FHLB Advances                       256,500      15,894   6.20%     256,500     13,662   5.33%     242,104     11,162     4.61%
                                 ---------- -----------   ----   ----------  ---------   ----   ----------  ---------     ----
Total Interest Bearing
   Liabilities                    1,288,337      49,288   3.83%   1,272,658     38,583   3.03%   1,195,109     26,998     2.26%

Non-interest Bearing Deposits       154,327                         156,289                        143,759
Other Liabilities                    13,456                           6,313                          5,438
                                 ----------                      ----------                     ----------
Total Liabilities                 1,456,120                       1,435,260                      1,344,306

Stockholders' Equity                144,850                         155,369                        148,917
                                 ----------                      ----------                     ----------

Total Liabilities &
   Stockholders' Equity          $1,600,970                      $1,590,629                     $1,493,223
                                 ==========                      ==========                     ==========

Net Interest Income                         $    46,635                      $  51,112                      $  52,705

Interest Rate Spread                                      2.59%                          2.97%                            3.42%

Net Interest Income as a
   percent of average earning
   assets                                                 3.12%                          3.42%                            3.75%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities for the period indicated:

                                                                  Years Ended December 31,
                             -------------------------------------------------------------------------------------------------
                                 2006 versus 2005                  2005 versus 2004                  2004 versus 2003
                             -------------------------------------------------------------------------------------------------
                                  Changes due to                    Changes due to                    Changes due to
                               increased (decreased)             increased (decreased)            increased (decreased)
                             -------------------------------------------------------------------------------------------------
  (Dollars in Thousands)      Rate      Volume       Net        Rate       Volume      Net        Rate      Volume      Net
  ----------------------     -------    -------    --------    -------    -------    --------    -------    -------    -------
    Interest Income

Investments
   Obligations of US
      Government Agencies    $ 1,443    $  (543)   $    900    $ 1,051    $ 1,737    $  2,788    $ 1,549    $  (888)   $   661
   Obligations of States &
      Political
      Subdivisions                53       (733)       (680)       (80)      (497)       (577)      (195)      (397)      (592)
   Other Securities              512       (730)       (218)       366        290         656        262       (670)      (408)
                             -------    -------    --------    -------    -------    --------    -------    -------    -------
Total Investments              2,008     (2,006)          2      1,337      1,530       2,867      1,616     (1,955)      (339)
                             -------    -------    --------    -------    -------    --------    -------    -------    -------

Loans
   Commercial                  2,748      2,268       5,016      4,346      1,261       5,607     (1,525)     3,217      1,692
   Mortgage                     (128)       928         800       (503)     1,232         729     (1,556)     1,945        389
   Consumer                      630        (74)        556         75        507         582       (955)     1,281        326
                             -------    -------    --------    -------    -------    --------    -------    -------    -------
Total Loans                    3,250      3,122       6,372      3,918      3,000       6,918     (4,036)     6,443      2,407

Federal Funds Sold                27       (173)       (146)       (87)       120          33          3       (142)      (139)
                             -------    -------    --------    -------    -------    --------    -------    -------    -------
Total Interest Income          5,285        943       6,228      5,168      4,650       9,818     (2,417)     4,346      1,929

   Interest Expense

Savings Accounts                   0        (33)        (33)        (3)       (24)        (27)      (219)       (16)      (235)
NOW Accounts                      (3)        (1)         (4)         3         (6)         (3)      (116)         7       (109)
Money Market Deposits          4,365        (80)      4,285      3,229       (280)      2,949     (1,124)      (483)    (1,607)
Certificates of Deposit        2,392        631       3,023      2,119      3,617       5,736        (61)       944        883
Federal Funds Purchased          350        344         694        160       (363)       (203)        57        313        370
Repurchase agreements            322        186         508         51        582         633        422          0        422
FHLB Advances                  2,232          0       2,232      1,836        664       2,500     (1,056)       863       (193)
                             -------    -------    --------    -------    -------    --------    -------    -------    -------
Total Interest Expense         9,658      1,047      10,705      7,395      4,190      11,585     (2,097)     1,628       (469)
                             -------    -------    --------    -------    -------    --------    -------    -------    -------

Net Interest Income          $(4,373)   $  (104)   $ (4,477)   $(2,227)   $   460    $ (1,767)   $  (320)   $ 2,718    $ 2,398
                             =======    =======    ========    =======    =======    ========    =======    =======    =======

Due to a variety of reasons, including volatile interest rates in the past and successful bidding in securing local municipal deposits, we have attempted, for the last several years, to maintain a liquid investment position. The percentage of securities held as Available for Sale was 85% as of December 31, 2006 and 2005. As reflected in Note 3 to the consolidated financial statements, the percentage of securities that mature within five years was 21% as of December 31, 2006 and 17% as of December 31, 2005. The following table presents the scheduled maturities for each of the investment categories, and the average yield on the amounts maturing. The yields presented for the Obligations of States and Political Subdivisions are not tax equivalent yields. The interest income on these securities is exempt from federal income tax. The Corporation's statutory federal income tax rate was thirty-four percent in 2006.

                                                                     Maturing
                         ---------------------------------------------------------------------------------------------------
                           Within 1 year          1 - 5 years         5 - 10 Years       Over 10 Years           Total
                         -----------------   --------------------   -----------------   ----------------   -----------------
(Dollars in Thousands)    Amount     Yield    Amount        Yield    Amount     Yield    Amount    Yield    Amount     Yield
----------------------   --------    -----   --------       -----   --------    -----   --------   -----   --------    -----
Obligations of US
   Government Agencies   $     --    0.00%   $ 41,697       4.30%   $247,123    5.43%   $ 34,118   5.55%   $322,938    5.30%
Obligations of States
   & Political
   Subdivisions            16,048    4.64%     32,308       5.22%     30,164    4.42%      9,544   4.67%     88,064    4.78%
Other Securities            3,004    6.98%         --       0.00%         --    0.00%     25,019   5.89%     28,023    6.01%
                         --------    ----    --------       ----    --------    ----    --------   ----    --------    ----
      Total              $ 19,052    5.01%   $ 74,005       4.70%   $277,287    5.32%   $ 68,681   5.55%   $439,025    5.24%
                         ========    ====    ========       ====    ========    ====    ========   ====    ========    ====

Our loan policies also reflect our awareness of the need for liquidity. We have short average terms for most of our loan portfolios, in particular real estate mortgages, the majority of which are normally written for five years or less. The following table shows the maturities or repricing opportunities (whichever is earlier) for the Bank's interest earning assets and interest bearing liabilities at December 31, 2006. The repricing assumptions shown are consistent with those established by the Bank's Asset and Liability Management Committee
(ALCO). Savings accounts and interest bearing demand deposit accounts are non-maturing, variable rate deposits, which may reprice as often as daily, but are not included in the zero to six month category because in actual practice, these deposits are only repriced if there is a large change in market interest rates. The effect of including these accounts in the zero to six-month category is depicted in a subsequent table. Money Market deposits are also non-maturing, variable rate deposits, however, these accounts are included in the zero to six-month category because they may get repriced following smaller changes in market rates.

                                   Assets/Liabilities at December 31, 2006, Maturing or Repricing in:
                                 -----------------------------------------------------------------------
                                  0 - 6        6 - 12        1 - 2       2 - 5      Over 5      Total
    (Dollars in Thousands)        Months       Months        Years       Years       Years      Amount
    ----------------------       ---------    ---------    ---------    --------   --------   ----------
   Interest Earning Assets

US Treas Secs & Obligations of
   US Gov't Agencies             $ 204,502    $  25,176    $  17,383    $ 43,121   $ 36,636   $  326,818
Obligations of States &
Political Subdivisions              20,782       15,275       11,421      18,889     21,787       88,154
Other Securities                    12,000           --        2,000      12,000     15,630       41,630
Commercial Loans                   223,168       39,885      116,294     245,419     21,299      646,065
Mortgage Loans                       7,257       37,092       54,360     107,474     22,715      228,898
Consumer Loans                      30,661        9,573       18,292      42,533     22,495      123,554
                                 ---------    ---------    ---------    --------   --------   ----------
Total Interest Earning Assets    $ 498,370    $ 127,001    $ 219,750    $469,436   $140,562   $1,455,119
                                 ---------    ---------    ---------    --------   --------   ----------

 Interest Bearing Liabilities

Savings Deposits                 $ 290,637    $      --    $      --    $     --   $     --   $  290,637
Other Time Deposits                247,312       85,728       90,754      77,424        231      501,449
FHLB Advances                      123,000           --           --     133,500         --      256,500
Repurchase Agreements                5,000           --        5,000      10,000     20,000       40,000
Federal Funds Borrowed               3,500           --           --          --         --        3,500
                                 ---------    ---------    ---------    --------   --------   ----------
Total Interest Bearing
    Liabilities                  $ 669,449    $  85,728    $  95,754    $220,924   $ 20,231   $1,092,086
                                 ---------    ---------    ---------    --------   --------   ----------

Gap                              $(171,079)   $  41,273    $ 123,996    $248,512   $120,331   $  363,033
Cumulative Gap                   $(171,079)   $(129,806)   $  (5,810)   $242,702   $363,033   $  363,033

Sensitivity Ratio                     0.74         1.48         2.29        2.12       6.95         1.33
Cumulative Sensitivity Ratio          0.74         0.83         0.99        1.23       1.33         1.33

If savings and interest bearing demand deposit accounts were included in the zero to six months category, the Bank's gap would be as shown in the following table:

                                  Assets/Liabilities at December 31, 2006, Maturing or Repricing in:
                                -----------------------------------------------------------------------
                                   0-6         6-12          1-2         2-5       Over 5
                                  Months      Months        Years       Years       Years       Total
                                ---------    ---------    ---------    --------   --------   ----------
Total Interest Earning Assets   $ 498,370    $ 127,001    $ 219,750    $469,436   $140,562   $1,455,119
Total Interest Bearing
   Liabilities                  $ 835,077    $  85,728    $  95,754    $220,924   $ 20,231   $1,257,714
                                ---------    ---------    ---------    --------   --------   ----------

Gap                             $(336,707)   $  41,273    $ 123,996    $248,512   $120,331   $  197,405
Cumulative Gap                  $(336,707)   $(295,434)   $(171,438)   $ 77,074   $197,405   $  197,405

Sensitivity Ratio                    0.60         1.48         2.29        2.12       6.95         1.16
Cumulative Sensitivity Ratio         0.60         0.68         0.83        1.06       1.16         1.16

The amount of loans due after one year with floating interest rates is $241,392,000.

The following table shows the remaining maturity for Certificates of Deposit with balances of $100,000 or more as of December 31 (000s omitted):

                              Years Ended December 31,
                       ------------------------------------
(Dollars in Thousands)   2006          2005          2004
---------------------  --------      --------      --------
Maturing Within
   3 Months            $ 80,897      $107,782      $ 72,125
   3 - 6 Months          25,343        29,286         9,481
   6 - 12 Months         23,107         9,312        17,262
   Over 12 Months        27,393        56,781        85,789
                       --------      --------      --------
Total                  $156,740      $203,161      $184,657
                       ========      ========      ========

For 2007, we expect the FOMC to maintain short term managed rates at their current levels through the first half of the year as the economic growth and potential for inflation appear to have stabilized. While the fed was removing accommodation from the second half of 2004 through the first half of 2006, longer term market rates have not kept pace, and we are now experiencing an inversion of the yield curve. This shape of the yield curve historically has preceded a decline in economic conditions and interest rates; however, due to the increased impact of global events on our economy, we cannot assume that we are headed for a downturn in economic conditions and a change to more accommodative monetary policy. Rather than trying to predict when positive slope will return to the yield curve, and whether it will occur as the long end increases or the short end decreases, we will continue to manage our balance sheet to control overall interest rate risk and to minimize the negative effect the prolonged flat or inverted yield curve has on our net interest margin. In the near term, our focus will be on controlling the decline in our net interest margin by trying to slow the rate of increase in our interest expense. We will also attempt to continue to increase the percent of our assets that are invested in loans by growing our loan portfolio in the northern and southern parts of our market area. We plan to continue to limit our growth in total assets, funding the loan growth through maturities and sales of investment securities.

The domestic automotive industry continues to struggle and we are experiencing localized economic weakness in southeast Michigan. The housing market slowed during 2006 and the rate of increase in property values is slowing. We expect total loans to increase between five and ten percent in 2006. We opened a new full service branch in Dundee, Michigan in 2006. The Dundee area is the fastest growing area in our market, and it is expected to contribute to our projected increases in loans and deposits in 2007. We also continue to have good growth prospects in the southern Wayne County portion of our market, and our southern Monroe County branches, which serve customers in northwest Ohio. Although we do not expect significant asset growth, we anticipate that we will be able to improve our net interest income slightly in 2007.

In 2006 we increased our Provision for Loan Losses significantly in order to write down the assets that we sold in the third quarter and to increase the general allocation portion of our Allowance for Loan Losses due to our concerns about regional economic conditions and local real estate values. We believe that our Allowance for Loan Losses provides adequate coverage for the losses in our portfolio, and we expect that we will be able to maintain the adequacy of the allowance while reducing our Provision for Loan Losses more than 75% from the level recorded in 2006. We believe that we will be able to decrease the Provision for Loan Losses because we do not anticipate a significant decline in economic conditions or real estate values in our market area.

We anticipate that a decrease in losses on the sales of investment securities and improvements in service charges and other fees will result in a sizable increase in non interest income. We expect non-interest expenses to increase less than five per cent as lower OREO expenses and lower legal and other professional fees will offset increases in other expenses. Primarily due to the anticipated decrease in the Provision for Loan Losses, we expect Net Income to increase significantly in 2007.

The following table shows the loan portfolio for the last five years (000s omitted).

                                                                               Book Value at December 31,
                                                                 ----------------------------------------------------
                                                                 2006 (a)   2005 (a)   2004 (a)   2003 (a)   2002 (a)
                                                                 --------   --------   --------   --------   --------
Loans secured by real estate:
   Construction and land development                             $160,566   $150,179   $155,703   $ 86,221   $ 56,780
   Secured by farmland (including farm residential
   and other improvements)                                         10,057      9,891      8,499      7,438      7,925
   Secured by 1-4 family residential properties                   331,775    309,061    300,821    286,220    258,157
   Secured by multifamily (5 or more) residential properties       10,124      6,718      6,429      8,022      6,810
   Secured by nonfarm nonresidential properties                   328,145    337,408    301,802    305,755    280,136

Loans to finance agricultural production and other loans to
   farmers                                                          3,738      3,519      2,333      2,263      2,182

Commercial and industrial loans to U.S. addresses (domicile)       97,512     99,220     87,068     92,313     90,838

Loans to individuals for household, family, and other personal expenditures (includes purchased paper):
   Credit cards and related plans                                     377        393        390        442      1,471
   Other                                                           55,510     70,853     80,761     72,542     68,942

Nonrated industrial development obligations (other than
securities) of states and political subdivisions in the U.S.           --         --         --         --         67

Other loans:
   Loans for purchasing or carrying securities (secured and
   unsecured)                                                          --         --         --         --         --
   All other loans                                                    473      1,635      1,297      1,228        497

Less: Any unearned income on loans                                     --         --         --         --         --
                                                                 --------   --------   --------   --------   --------

Total loans and leases, net of unearned income                   $998,277   $988,877   $945,103   $862,444   $773,805
                                                                 ========   ========   ========   ========   ========

Nonaccrual loans                                                 $ 19,152   $ 16,212   $ 29,896   $ 34,248   $ 22,332
Loans 90 days or more past due and accruing                      $     69   $    101   $    230   $    100   $     81
Troubled debt restructurings                                     $    888   $  1,813   $  3,715   $  4,755   $  6,807

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

The following is an analysis of the transactions in the allowance for loan losses:

                                                                  Years Ended December 31,
           (Dollars in Thousands)                   2006      2005       2004       2003       2002
           ----------------------                 -------    -------    -------    -------    -------
Balance Beginning of Period                       $13,625    $13,800    $14,500    $12,400    $13,000

Loans Charged Off (Domestic)
      Commercial, Financial, and Agricultural       1,600        313      2,045      1,838      4,383
      Secured by Real Estate                       14,910      6,800        468      3,389      2,859
      Loans to Individuals                          1,867      2,227      1,935      1,456      1,455
Recoveries (Domestic)
      Commercial, Financial, and Agricultural         815      1,358        335        206      1,351
      Secured by Real Estate                          421        211         57         33        135
      Loans to Individuals                            805        965        865        539        510
                                                  -------    -------    -------    -------    -------
Net Loans Charged Off                              16,336      6,806      3,191      5,905      6,701
Transfer to establish reserve for unfunded loan
      commitments                                      --        275         --         --         --
Provision Charged to Operations                    16,475      6,906      2,491      8,005      6,101
                                                   ------    -------    -------    -------    -------
Balance End of Period                             $13,764    $13,625    $13,800    $14,500    $12,400
                                                  =======    =======    =======    =======    =======

Ratio of Net Loans Charged Off to
   Average Total Loans Outstanding                   1.62%      0.69%      0.34%      0.69%      0.87%
                                                  =======    =======    =======    =======    =======

The following analysis shows the allocation of the allowance for loan losses:

                                                    Years Ended December 31,
                            ---------------------------------------------------------------------
                                   2006                     2005                    2004
                            ---------------------- ---------------------- -----------------------
                              $       % of loans      $      % of loans      $       % of loans
(Dollars in Thousands)      Amount  to total loans Amount  to total loans  Amount  to total loans
----------------------      ------- -------------- ------- -------------- -------- --------------
Balance at end of period
   applicable to:
Domestic
   Commercial, Financial,
   and Agricultural         $ 1,533      11.1%     $ 2,209      11.4%     $ 1,421       10.3%
   Real Estate -
     Construction             2,212      16.1%       1,959      15.2%       2,277       16.5%
   Real Estate - Mortgage     9,241      67.1%       8,504      66.0%       8,901       64.5%
   Loans to Individuals         778       5.7%         953       7.4%       1,201        8.7%
Foreign                          --       0.0%          --       0.0%          --        0.0%
                            -------     -----      -------     -----      -------      -----
   Total                    $13,764     100.0%     $13,625     100.0%     $13,800      100.0%
                            =======     =====      =======     =====      =======      =====

                                      Years Ended December 31,
                            ---------------------------------------------
                                     2003                  2002
                            ---------------------- ----------------------
                               $      % of loans      $     % of loans
(Dollars in Thousands)       Amount to total loans  Amount to total loans
----------------------      ------- -------------- ------- --------------
Balance at end of period
   applicable to:
Domestic
   Commercial, Financial,
   and Agricultural         $ 1,582      11.7%     $ 2,933      13.1%
   Real Estate -
      Construction              367       9.9%          94       7.3%
   Real Estate - Mortgage    11,506      69.7%       8,108      70.4%
   Loans to Individuals       1,045       8.7%       1,265       9.2%
Foreign                          --       0.0%          --       0.0%
                            -------     -----      -------     -----
   Total                    $14,500     100.0%     $12,400     100.0%
                            =======     =====      =======     =====

Each period the provision for loan losses in the income statement results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses.

To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank's customers, the payment performance of individual loans and pools of homogeneous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank's recorded investment in the loan to the present value of expected cash flows discounted at the loan's effective interest rate, the fair value of the collateral, or the loan's observable market price. Year-end nonperforming assets, which include nonaccrual loans, loans ninety days or more past due, renegotiated debt, nonaccrual securities, and other real estate owned, decreased $3.9 million, or 15%, from 2005 to 2006. Nonperforming assets as a percent of total assets at year-end decreased from 1.6% in 2005 to 1.4% in 2006. The Allowance for Loan Losses as a percent of nonperforming assets at year-end increased from 51.5% in 2005 to 61.1% in 2006.

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

CONTRACTUAL OBLIGATIONS - The following table shows the Corporation's contractual obligations.

                                                          Payment Due by Period
                                    -------------------------------------------------------------
                                                 Less than     1 - 3        3 - 5         Over 5
   (Dollars in Thousands)            Total        1 year       Years        Years         Years
---------------------------         --------     ---------    -------      --------      --------
Long Term Debt Obligations          $296,500      $5,000      $33,000      $131,500      $127,000
Operating Lease Obligations            1,152         315          455           304            78
Salary Continuation Obligation           580          --           58           116           406
                                    --------      ------      -------      --------      --------
Total Contractual Obligations       $298,232      $5,315      $33,513      $131,920      $127,484
                                    --------      ------      -------      --------      --------

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

Each month, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank's net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of a gradual increase or decrease of 100 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of December 31, 2006 and 2005.

                                  Base          Rates         Rates
  (Dollars in Thousands)       Projection       Up 1%        Down 1%
---------------------------    ----------      --------     ---------
Year-End 2006 12 Month
   Projection

   Interest Income               $97,925       $100,633       $95,723
   Interest Expense               51,324         54,753        48,765
                                 -------       --------       -------
   Net Interest Income           $46,601       $ 45,880       $46,958

   Percent Change From Base
      Projection                                   -1.5%          0.8%
   ALCO Policy Limit (+/-)                          5.0%          5.0%

                                          Base         Rates         Rates
   (Dollars in Thousands)              Projection      Up 1%        Down 1%
---------------------------            ----------      --------     ---------
Year-End 2005 12 Month
          Projection

          Interest Income               $97,353       $99,475       $95,344
          Interest Expense               43,750        46,501        41,615
                                         ------        ------        ------
          Net Interest Income           $53,603       $52,974       $53,729

          Percent Change From Base
            Projection                                   -1.2%          0.2%
          ALCO Policy Limit (+/-)                         5.0%          5.0%

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout 2006, the estimated variability of the net interest income was within the Bank's established policy limits.

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

                                             Fair Value at December 31, 2006
                             ------------------------------------------------------------------------------
                                                                Rates
(Dollars in Thousands)          Base             Up 1%           Up 2%           Down 1%          Down 2%
-----------------------      ----------       ----------       ----------       ----------       ----------
Assets                       $1,547,587       $1,521,680       $1,495,774       $1,572,574       $1,594,950
Liabilities                   1,379,062        1,361,793        1,344,925        1,396,752        1,414,865
                             ----------       ----------       ----------       ----------       ----------
Stockholders' Equity         $  168,525       $  159,887       $  150,849       $  175,822       $  180,085

Change in Equity                                    -5.1%           -10.5%             4.3%             6.9%
ALCO Policy Limit (+/-)                             10.0%            20.0%            10.0%            20.0%

                                                 Fair Value at December 31, 2005
                             ------------------------------------------------------------------------------
                                                                Rates
(Dollars in Thousands)          Base             Up 1%           Up 2%            Down 1%          Down 2%
-----------------------      ----------       ----------       ----------       ----------       ----------
Assets                       $1,612,025       $1,580,635       $1,550,016       $1,642,850       $1,671,653
Liabilities                   1,447,518        1,422,535        1,398,378        1,473,363        1,500,118
                             ----------       ----------       ----------       ----------       ----------
Stockholders' Equity         $  164,507       $  158,100       $  151,638       $  169,487       $  171,535

Change in Equity                                    -3.9%            -7.8%             3.0%             4.3%
ALCO Policy Limit (+/-)                             10.0%            20.0%            10.0%            20.0%

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. The Bank has reduced its average equity as a percent of assets each year since 2003. During 2005, the Bank revised its policy limits to reduce the limits on changes in the economic value of equity from 25% to 20% in the 200 basis point rate shift and from 15% to 10% in the 100 basis point rate shift. Throughout 2006, the estimated variability of the economic value of equity was within the Bank's established policy limits.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Financial Statements and Supplementary Data

See Pages 24 - 45.

[PLANTE & MORAN, PLLC LOGO]                                 PLANTE & MORAN, PLLC
                                                                       Suite 500
                                                            2601 Cambridge Court
                                                          Auburn Hills, MI 48326
                                                               Tel: 248.375.7100
                                                               Fax: 248.375.7101
                                                                 plantemoran.com

             Report of Independent Registered Public Accounting Firm

     To the Board of Directors and Stockholders
     MBT Financial Corp. and Subsidiaries
     Monroe, Michigan

     We have audited the accompanying consolidated balance sheet of MBT Financial Corp. and Subsidiaries as of December 31, 2006 and December 31, 2005 and the related consolidated statements of income, stockholders' equity, and cash flows for each year in the three year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MBT Financial Corp. and Subsidiaries as of December 31, 2006 and December 31, 2005 and the consolidated results of its operations and its cash flows for each year in the three year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

     As described in Notes 1 and 9 to the financial statements, the Company adopted the provisions of FASB 158 Employer's Accounting for Defined Benefit Pensions and Other Postretirement Benefit Plans, as of December 31, 2006.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MBT Financial Corp. and Subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2007, expressed an unqualified opinion thereon.

         [PLANTE & MORAN, PLLC]

     Auburn Hills, Michigan
     March 5, 2007

                                                                      [MRI LOGO]

CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,
Dollars in thousands                                                          2006              2005
--------------------                                                       -----------       -----------
ASSETS
Cash and Cash Equivalents (Note 2)
              Cash and due from banks                                      $    27,903       $    32,330
              Federal funds sold                                                    --             5,000
                                                                           -----------       -----------
                           Total cash and cash equivalents                      27,903            37,330

Securities - Held to Maturity (Note 3)                                          64,938            76,467
Securities - Available for Sale (Note 3)                                       374,087           444,021
Federal Home Loan Bank stock - at cost                                          13,086            13,221
Loans held for sale                                                                721               434
Loans - Net (Notes 4 and 5)                                                    984,513           975,252
Accrued interest receivable and other assets (Note 12)                          27,961            28,748
Bank Owned Life Insurance (note 9)                                              39,631            36,252
Premises and Equipment - Net (Note 6)                                           33,979            26,631
                                                                           -----------       -----------
                           Total assets                                    $ 1,566,819       $ 1,638,356
                                                                           ===========       ===========

LIABILITIES
Deposits:
              Non-interest bearing                                         $   158,688       $   178,116
              Interest-bearing (Note 7)                                        957,369         1,006,594
                                                                           -----------       -----------
                           Total deposits                                    1,116,057         1,184,710

Federal Home Loan Bank advances (Note 8)                                       256,500           256,500
Federal funds purchased                                                          3,500                --
Securities sold under repurchase agreements (Note 8)                            40,000            35,000
Interest payable and other liabilities (Note 9)                                 14,700            10,527
                                                                           -----------       -----------
                           Total liabilities                                 1,430,757         1,486,737
                                                                           -----------       -----------

STOCKHOLDERS' EQUITY
Common stock (no par value; 30,000,000 shares authorized, 16,713,960
              and 17,197,116 shares issued and outstanding) (Note 10)               --                --
Additional paid-in capital                                                       6,979            14,417
Retained Earnings                                                              134,162           142,205
Accumulated other comprehensive loss                                            (5,079)           (5,003)
                                                                           -----------       -----------
                           Total stockholders' equity                          136,062           151,619
                                                                           -----------       -----------
                           Total liabilities and stockholders' equity      $ 1,566,819       $ 1,638,356
                                                                           ===========       ===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                          YEARS ENDED DECEMBER 31,
Dollars in thousands                                   2006          2005         2004
--------------------                                 --------       -------      -------
INTEREST INCOME
Interest and fees on loans                           $ 70,950       $64,578      $57,660
Interest on investment securities-
   Tax-exempt                                           4,356         5,036        5,613
   Taxable                                             20,546        19,864       16,420
Interest on federal funds sold                             71           217           10
                                                     --------       -------      -------
           Total interest income                       95,923        89,695       79,703
                                                     --------       -------      -------

INTEREST EXPENSE
Interest on deposits                                   30,849        23,578       14,923
Interest on borrowed funds                             18,439        15,005       12,075
                                                     --------       -------      -------
           Total interest expense                      49,288        38,583       26,998
                                                     --------       -------      -------

NET INTEREST INCOME                                    46,635        51,112       52,705
PROVISION FOR LOAN LOSSES (Note 5)                     16,475         6,906        2,491
                                                     --------       -------      -------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                              30,160        44,206       50,214
                                                     --------       -------      -------

OTHER INCOME
Income from trust services                              4,268         4,244        3,746
Service charges and other fees                          6,210         5,833        5,476
Net gain (loss) on sales of securities                 (5,057)          295          567
Bank owned life insurance income                        1,142         1,100        1,371
Other                                                   2,979         2,977        2,616
                                                     --------       -------      -------
           Total other income                           9,542        14,449       13,776
                                                     --------       -------      -------

OTHER EXPENSES
Salaries and employee benefits (Notes 9 and 15)        19,572        18,248       18,109
Occupancy expense (Note 6)                              3,113         3,320        3,029
Equipment expense                                       3,096         3,011        2,950
Marketing expense                                       1,623         1,213        1,205
Professional fees                                       1,835         1,445        1,971
Net loss on other real estate owned                     1,755         1,198          353
Other                                                   5,314         5,383        4,999
                                                     --------       -------      -------
           Total other expenses                        36,308        33,818       32,616
                                                     --------       -------      -------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                        3,394        24,837       31,374
PROVISION FOR INCOME TAXES (Note 12)                     (379)        6,858        8,775
                                                     --------       -------      -------
NET INCOME                                           $  3,773       $17,979      $22,599
                                                     ========       =======      =======

BASIC EARNINGS PER COMMON SHARE                      $   0.22       $  1.04      $  1.30
                                                     ========       =======      =======

DILUTED EARNINGS PER COMMON SHARE (Note 14)          $   0.22       $  1.03      $  1.29
                                                     ========       =======      =======

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                     ACCUMULATED
                                                         ADDITIONAL                     OTHER
                                                          PAID-IN        RETAINED    COMPREHENSIVE
Dollars in thousands                                      CAPITAL        EARNINGS     INCOME (LOSS)     TOTAL
--------------------                                     ----------      ---------   --------------    ---------
BALANCE - JANUARY 1, 2004                                 $ 20,414       $ 123,867       $  (835)      $ 143,446

Repurchase of Common Stock (220,000 shares)
(Note 10)                                                   (3,873)             --            --          (3,873)
Issuance of Common Stock (194,055 shares)
   Stock options exercised (183,915 shares)                  2,753              --            --           2,753
   Other stock issued (10,140 shares)                          187              --            --             187
Tax benefit from exercise of options                           325              --            --             325
Dividends declared ($0.62 per share)                            --         (10,819)           --         (10,819)

Comprehensive income:
   Net income                                                   --          22,599            --          22,599
   Change in net unrealized loss on securities
    available for sale - Net of tax effect of $(591)            --              --         1,097           1,097
   Reclassification adjustment for losses included
    in net income - Net of tax effect of $198                   --              --          (369)           (369)
                                                          --------       ---------       -------       ---------
     Total Comprehensive Income                                                                           23,327
                                                          --------       ---------       -------       ---------
BALANCE - DECEMBER 31, 2004                               $ 19,806       $ 135,647       $  (107)      $ 155,346

Repurchase of Common Stock (364,420 shares)
(Note 10)                                                   (6,984)             --            --          (6,984)
Issuance of Common Stock (95,697 shares)
   Stock options exercised (88,162 shares)                   1,248              --            --           1,248
   Other stock issued (7,535 shares)                           147              --            --             147
Tax benefit from exercise of options                           200              --            --             200
Dividends declared ($0.66 per share)                            --         (11,421)           --         (11,421)

Comprehensive income:
   Net income                                                   --          17,979            --          17,979
   Change in net unrealized loss on securities
    available for sale - Net of tax effect of $2,533            --              --        (4,704)         (4,704)
   Reclassification adjustment for losses included
    in net income - Net of tax effect of $103                   --              --          (192)           (192)
                                                          --------       ---------       -------       ---------
     Total Comprehensive Income                                                                           13,083
                                                          --------       ---------       -------       ---------
BALANCE - DECEMBER 31, 2005                               $ 14,417       $ 142,205       $(5,003)      $ 151,619

Repurchase of Common Stock (499,974 shares)
(Note 10)                                                   (8,141)             --            --          (8,141)
Issuance of Common Stock (16,818 shares)
   Stock options exercised (5,999 shares)                       81              --            --              81
   Other stock issued (10,819 shares)                          177              --            --             177
Tax benefit from exercise of options                             5              --            --               5
Equity compensation                                            440              --            --             440
Dividends declared ($0.70 per share)                            --         (11,816)           --         (11,816)
Comprehensive income:
   Net income                                                   --           3,773            --           3,773
   Change in net unrealized loss on securities
    available for sale - Net of tax effect of $459              --              --          (853)           (853)
   Reclassification adjustment for losses included
    in net income - Net of tax effect of $(1,770)               --              --         3,287           3,287
   Change in postretirement liability - Net of tax
    effect of $1,353                                            --              --        (2,510)         (2,510)
                                                          --------       ---------       -------       ---------
     Total Comprehensive Income                                                                            3,697

                                                          --------       ---------       -------       ---------
BALANCE - DECEMBER 31, 2006                               $  6,979       $ 134,162       $(5,079)      $ 136,062
                                                          ========       =========       =======       =========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEARS ENDED DECEMBER 31,
Dollars in thousands                                                                 2006            2005            2004
--------------------                                                               ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                         $   3,773       $  17,979       $  22,599
Adjustments to reconcile net income to net cash from operating activities
    Provision for deferred taxes                                                      (1,059)            215             195
    Provision for loan losses                                                         16,475           6,906           2,491
    Depreciation                                                                       2,353           2,781           2,817
    Net (Accretion) Amortization on investment securities                                (84)            190             496
    Net (gain) loss on sales of securities                                             5,057            (295)           (567)
    Increase in cash surrender value of life insurance                                (1,142)         (1,100)         (1,371)
    Stock based compensation expense                                                     440              --              --
    Change in assets and liabilities
        (Increase) decrease in accrued interest receivable and other assets           (5,563)        (10,049)         (4,261)
        Increase (decrease) in accrued interest payable and other liabilities            316           1,005           4,822
                                                                                   ---------       ---------       ---------
           Net cash provided by operating activities                               $  20,566       $  17,632       $  27,221
                                                                                   ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity                 $  24,058       $  19,826       $  25,610
Proceeds from maturities of investment securities available for sale                  17,887          50,222          66,369
Proceeds from sales of investment securities held to maturity                             --           3,021              --
Proceeds from sales of investment securities available for sale                      144,718          75,446          73,520
Net increase in loans                                                                (26,023)        (50,511)        (85,222)
Proceeds from sales of other real estate owned                                         8,283           6,732           6,235
Proceeds from sales of other assets                                                       83             101              71
Purchase of investment securities held to maturity                                   (12,524)        (15,682)        (10,565)
Purchase of bank owned life insurance                                                 (2,238)             --              --
Purchase of investment securities available for sale                                 (93,769)       (168,528)       (150,701)
Purchase of bank premises and equipment                                              (10,701)         (7,587)         (7,035)
                                                                                   ---------       ---------       ---------
        Net cash provided by (used for) investing activities                       $  49,774       $ (86,960)      $ (81,718)
                                                                                   ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                $ (68,653)      $  83,999       $  61,594
Net increase (decrease) in short term borrowings                                       3,500              --         (45,000)
Net increase in Federal Home Loan Bank borrowings                                         --              --          31,500
Net increase in securities sold under repurchase agreements                            5,000           5,000          30,000
Repurchase of common stock                                                            (8,141)         (6,984)         (3,873)
Issuance of common stock                                                                 258           1,395           2,940
Dividends paid                                                                       (11,731)        (11,292)        (10,649)
                                                                                   ---------       ---------       ---------
        Net cash provided by (used for) financing activities                       $ (79,767)      $  72,118       $  66,512
                                                                                   ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               $  (9,427)      $   2,790       $  12,015

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR (Note 1)                               37,330          34,540          22,525
                                                                                   ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR (Note 1)                                  $  27,903       $  37,330       $  34,540
                                                                                   ---------       ---------       ---------

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest                                                         $  49,259       $  37,975       $  26,835
    Cash paid for federal income taxes                                             $   4,474       $   5,957       $   6,810
                                                                                   =========       =========       =========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES
    Transfer of loans to other real estate owned                                   $   4,072       $   9,881       $   5,461
    Transfer of loans to other assets                                              $     150       $     202       $      55
                                                                                   =========       =========       =========

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of MBT Financial Corp. (the "Corporation") and its wholly owned subsidiary, Monroe Bank & Trust (the "Bank"). The Bank includes the accounts of its wholly owned subsidiaries, MBT Credit Company, Inc. and MB&T Financial Services, Inc. The Bank operates twenty-two offices in Monroe County, Michigan and four offices in Wayne County, Michigan. MBT Credit Company, Inc. operates a mortgage loan office in Monroe County. The Bank's primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Corporation's sole business segment is community banking.

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

     INVESTMENT SECURITIES

     Investment securities that are "held to maturity" are stated at cost, and adjusted for accumulated amortization of premium and accretion of discount. The Bank has the intention and, in Management's opinion, the ability to hold these investment securities until maturity. Investment securities that are "available for sale" are stated at estimated market value, with the related unrealized gains and losses reported as an amount, net of taxes, as a component of stockholders' equity. The market value of securities is based on quoted market prices. For securities that do not have readily available market values, estimated market values are calculated based on the market values of comparable securities. Gains and losses on the sale of securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the term of the security.

     LOANS

     The Bank grants mortgage, commercial, and consumer loans to customers. Loans are reported at their outstanding unpaid principal balances, adjusted for charge offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees and certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

     BANK PREMISES AND EQUIPMENT

     Bank premises and equipment are stated at cost, less accumulated depreciation of $27,552,000 in 2006 and $27,826,000 in 2005. The Bank uses the straight-line method to provide for depreciation, which is charged to operations over the estimated useful lives of the assets. Depreciation expense amounted to $2,353,000 in 2006, $2,781,000 in 2005, and $2,817,000
     in 2004.

     The cost of assets retired and the related accumulated depreciation are eliminated from the accounts and the resulting gains or losses are reflected in operations in the year the assets are retired.

     COMPREHENSIVE INCOME

     Accounting principles generally require that revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on securities available for sale, and amounts recognized related to postretirement benefit plans (gains and losses, prior service costs, and transition assets or obligations), are reported as a direct adjustment to the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

      The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

Dollars in thousands                                                    2006           2005        2004
--------------------                                                   -------       -------       -----
Unrealized gains (losses) on securities available for sale             $(9,008)      $(7,401)      $ 403
Reclassification adjustment for losses (gains) realized in income        5,057          (295)       (567)
                                                                       -------       -------       -----
Net unrealized gains (losses)                                          $(3,951)      $(7,696)      $(164)
Post retirement benefit obligations                                     (3,863)           --          --
Tax effect                                                               2,735         2,693          57
                                                                       -------       -------       -----
Accumulated other comprehensive income (loss)                          $(5,079)      $(5,003)      $(107)
                                                                       =======       =======       =====

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

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted FAS 123(R), "Accounting for Stock Based Compensation" for all share based payments to employees, including grants of stock options and restricted stock units. The amount of compensation is measured at the fair value of the options when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options.

FAS 123(R) applies to awards granted or modified after January 1, 2006. Compensation cost is also recorded for prior option grants that vest after the date of adoption.

The Company's as reported and pro forma information for the years ended December 31 were as follows:

Dollars in thousands, except per share data              2006       2005       2004
-----------------------------------------------        --------   --------   --------
Net Income as Reported                                 $  3,773   $ 17,979   $ 22,599

Add: Stock based compensation determined under
   the fair value method, net of related tax
   effects included in Net Income                           290          -          -

Less: Stock based compensation determined under
   the fair value method, net of related tax
   effects included in Net Income                          (290)      (338)      (225)
                                                       --------   --------   --------
Pro Forma Net Income                                   $  3,773   $ 17,641   $ 22,374
                                                       ========   ========   ========
Earnings per Share as Reported
     Basic                                             $   0.22   $   1.04   $   1.30
     Diluted                                           $   0.22   $   1.03   $   1.29
Pro Forma Earnings per Share
     Basic                                             $   0.22   $   1.02   $   1.28
     Diluted                                           $   0.22   $   1.01   $   1.28

Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants are generally made each year.

The weighted average fair value of options granted was $3.61, $5.10, and $3.52 in 2006, 2005, and 2004, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2006, 2005, and 2004: expected option lives of seven years for all three; expected volatility of 22.9%, 24.3%, and 25.3%, risk-free interest rates of 4.5%, 3.8%, and 3.8%, and dividend yields of 3.5%, 3.5%, and 3.5%, respectively.

OFF BALANCE SHEET INSTRUMENTS

In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

ACCOUNTING  PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued FAS No. 158, Employer's Accounting for Defined Benefit Pensions and Other Postretirement Benefit Plans ("FAS 158"). FAS 158, which became effective for the Company on December 31, 2006, requires the Company to recognize a liability for its unfunded postretirement benefit plans. FAS 158 requires companies to recognize changes in the funded status of a defined benefit plan in the year in which the changes occur and report those changes in comprehensive income. The Company provides postretirement health benefits to all of its employees hired before January 1, 2007, and postretirement death benefits to certain directors and executive officers.

The standard was effective as of December 31, 2006 for the recognition of our plans' funded status. Upon adoption of the standard, to recognize the amounts currently recorded in the consolidated statement of condition, the Company recorded an after-tax reduction of accumulated other comprehensive income of $2,510,000. The incremental effect of applying FAS 158 on individual line items in the balance sheet as of December 31, 2006 is as follows (000s omitted):

                                                BEFORE                                  AFTER
                                            APPLICATION OF                          APPLICATION OF
Dollars in thousands                           FAS 158          ADJUSTMENTS            FAS 158
--------------------------------------      --------------      -----------         ---------------
Deferred income taxes                         $    8,424          $  1,352             $     9,776
Total assets                                   1,565,467             1,352               1,566,819
Liability for postretirement benefits              2,325             3,862                   6,187
Total liabilities                              1,426,895             3,862               1,430,757
Accumulated other comprehensive income            (2,569)           (2,510)                 (5,079)
Total stockholders' equity                       138,572            (2,510)                136,062

      Additional disclosures required by the new standard are included in
      Note 9.

(2)   CASH AND DUE FROM BANKS

      The Bank is required by regulatory agencies to maintain legal reserve requirements based on the level of balances in deposit categories. Cash balances restricted from usage due to these requirements were $2,514,000 and $2,205,000 at December 31, 2006 and 2005, respectively. Cash and due from banks includes deposits held at correspondent banks in excess of FDIC insurance limits.

(3)   INVESTMENT SECURITIES

      The following is a summary of the Bank's investment securities portfolio as of December 31, 2006 and 2005 (000s omitted):

                                                         HELD TO MATURITY
                                                         DECEMBER 31, 2006
                                                        GROSS           GROSS        ESTIMATED
                                        AMORTIZED     UNREALIZED      UNREALIZED       MARKET
                                         COST            GAINS          LOSSES         VALUE
                                        ---------     ----------      ----------     ---------
Obligations of U.S. Government
   Agencies                             $      10     $       --       $      --     $      10
Obligations of States and Political
   Subdivisions                            64,928            453             (51)       65,330
                                        ---------     ----------      ----------     ---------
                                        $  64,938     $      453      $      (51)    $  65,340
                                        =========     ==========      ==========     =========

                                                        AVAILABLE FOR SALE
                                                         DECEMBER 31, 2006
                                                        GROSS           GROSS        ESTIMATED
                                        AMORTIZED     UNREALIZED      UNREALIZED       MARKET
                                         COST            GAINS          LOSSES         VALUE
                                        ---------     ----------      ----------     ---------
Obligations of U.S. Government
   Agencies                             $ 326,808     $      965      $   (4,839)    $ 322,934
Obligations of States and Political
   Subdivisions                            23,226            132            (229)       23,129
Other Securities                           28,004            126            (106)       28,024
                                        ---------     ----------      ----------     ---------
                                        $ 378,038     $    1,223      $   (5,174)    $ 374,087
                                        =========     ==========      ==========     =========

                                                         HELD TO MATURITY
                                                         DECEMBER 31, 2005
                                                        GROSS           GROSS        ESTIMATED
                                        AMORTIZED     UNREALIZED      UNREALIZED       MARKET
                                         COST            GAINS          LOSSES         VALUE
                                        ---------     ----------      ----------     ---------
Obligations of U.S. Government
   Agencies                             $      11     $        1      $       --     $      12
Obligations of States and Political
   Subdivisions                            76,456            902             (65)       77,293
                                        ---------     ----------      ----------     ---------
                                        $  76,467     $      903      $      (65)    $  77,305
                                        =========     ==========      ==========     =========

                                                         AVAILABLE FOR SALE
                                                         DECEMBER 31, 2005
                                                        GROSS           GROSS        ESTIMATED
                                        AMORTIZED     UNREALIZED      UNREALIZED       MARKET
                                         COST            GAINS          LOSSES         VALUE
                                        ---------     ----------      ----------     ---------
Obligations of U.S. Government
   Agencies                             $ 358,412     $      158      $   (7,496)    $ 351,074
Obligations of States and Political
   Subdivisions                            26,206            197            (322)       26,081
Other Securities                           67,098            506            (738)       66,866
                                        ---------     ----------      ----------     ---------
                                        $ 451,716     $      861      $   (8,556)    $ 444,021
                                        =========     ==========      ==========     =========

      The amortized cost and estimated market value of securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted).

                                          HELD TO MATURITY        AVAILABLE FOR SALE
                                                   ESTIMATED                  ESTIMATED
                                      AMORTIZED     MARKET      AMORTIZED       MARKET
                                        COST         VALUE        COST          VALUE
                                      ---------    ---------    ---------     ---------
Maturing within
   1 year                             $  20,186    $  20,212    $   3,118     $   3,123
   1 to 5 years                          22,207       22,406       49,275        48,280
   5 to 10 years                         15,239       15,396      159,176       157,011
   Over 10 years                          7,306        7,326      164,456       163,638
Securities with no stated maturity           --           --        2,013         2,035
                                      ---------    ---------    ---------     ---------
                                      $  64,938    $  65,340    $ 378,038     $ 374,087
                                      =========    =========    =========     =========

      The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates and management determines that the Company has the intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery in the market value. The fair values of investments with an amortized cost in excess of their fair values at December 31, 2006 and December 31, 2005 are as follows (000s omitted):

                                                   DECEMBER 31, 2006
                               LESS THAN 12 MONTHS        12 MONTHS OR LONGER                  TOTAL
                             -----------------------   ------------------------     -------------------------
                                             GROSS                     GROSS                        GROSS
                              AGGREGATE   UNREALIZED   AGGREGATE     UNREALIZED     AGGREGATE      UNREALIZED
                             FAIR VALUE    LOSSES      FAIR VALUE      LOSSES       FAIR VALUE       LOSSES
                             ----------   ----------   ----------    ----------     ----------     ----------
Obligations of United
 States Government Agencies  $   36,613   $      329   $  216,302    $    4,510     $  252,915     $    4,839
Obligations of States and
 Political Subdivisions           5,277           17       11,507           263     $   16,784     $      280
Other Securities                     --           --        6,906           106     $    6,906     $      106
                             ----------   ----------   ----------    ----------     ----------     ----------
                             $   41,890   $      346   $  234,715    $    4,879     $  276,605     $    5,225
                             ==========   ==========   ==========    ==========     ==========     ==========

                                                   DECEMBER 31, 2005
                               LESS THAN 12 MONTHS        12 MONTHS OR LONGER                  TOTAL
                             -----------------------   ------------------------     -------------------------
                                             GROSS                     GROSS                        GROSS
                              AGGREGATE   UNREALIZED   AGGREGATE     UNREALIZED     AGGREGATE      UNREALIZED
                             FAIR VALUE    LOSSES      FAIR VALUE      LOSSES       FAIR VALUE       LOSSES
                             ----------   ----------   ----------    ----------     ----------     ----------
Obligations of United
 States Government Agencies  $  198,750   $    3,146   $  132,167    $    4,350     $  330,917     $    7,496
Obligations of States and
 Political Subdivisions          16,237          181        3,929           206     $   20,166     $      387
Other Securities                 14,726          237        2,499           501     $   17,225     $      738
                             ----------   ----------   ----------    ----------     ----------     ----------
                              $ 229,713   $    3,564   $  138,595    $    5,057     $  368,308     $    8,621
                             ==========   ==========   ==========    ==========     ==========     ==========

      The amount of investment securities with unrealized losses and the amount of unrealized losses on investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. The company has the ability and intent to hold these securities until recovery, which may be until maturity.

      Investment securities carried at $325,687,000 and $323,415,000 were pledged or set aside to secure borrowings, public and trust deposits, and for other purposes required by law at December 31, 2006 and December 31, 2005, respectively.

      At December 31, 2006, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Bank with an estimated market value of $155,914,000. At December 31, 2005, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Bank with an estimated market value of $216,643,000.

      For the years ended December 31, 2006, 2005, and 2004, proceeds from sales of securities amounted to $144,718,000, $78,467,000, and $73,520,000, respectively. Gross realized gains amounted to $423,000, $690,000, and $1,174,000, respectively. Gross realized losses amounted to $5,480,000, $395,000, and $607,000, respectively. The tax provision applicable to these net realized gains and losses amounted to ($1,770,000), $103,000, and $179,000, respectively.

      During 2005, sales of securities classified as Held to Maturity totaled $3,021,000. This transaction consisted of a single fixed rate debt security issued by Ford Motor Credit Company. The credit rating of the issuer declined below investment grade and Management decided to sell the bond. The Bank has no more corporate securities classified as Held to Maturity.

(4)   LOANS

      Loan balances outstanding as of December 31 consist of the following (000s omitted):

                                                            2006         2005
                                                          --------     ---------
Residential real estate loans                             $513,289     $476,545
Non residential real estate loans                         $328,145     $337,408
Loans to finance agricultural production and
   other loans to farmers                                    3,739        3,519
Commercial and industrial loans                             97,959      100,289
Loans to individuals for household, family,
   and other personal expenditures                          55,443       71,244
All other loans (including overdrafts)                         473        1,635
                                                          --------     ---------
     Total loans, gross                                   $999,048     $990,640
     Less: Deferred loan fees and costs                        771        1,763
                                                          --------     ---------
     Total loans, net of deferred loan fees and costs     $998,277     $988,877
     Less: Allowance for loan losses                        13,764       13,625
                                                          --------     ---------
                                                          $984,513     $975,252
                                                          ========     ========

      The following is a summary of impaired loans (000s omitted):

                                                                       2006        2005        2004
                                                                     -------     -------     -------
Year-end impaired loans with no allowance for loan losses
 allocated                                                           $ 3,089     $ 1,601     $ 3,809
Year-end impaired loans with allowance for loan losses allocated      19,258      14,713      30,136
Year-end allowance for loan losses allocated to impaired loans         3,712       2,156       6,014
Average investment in impaired loans                                  29,354      23,375      33,410
Interest income recognized on impaired loans                           1,288         438       1,120
Cash basis interest income recognized on impaired loans during
 the year                                                              1,288         438       1,120
                                                                     =======     =======     =======

      Non-accrual loans totaled $19,152,000 as of December 31, 2006 and $16,212,000 as of December 31, 2005. Loans ninety days or more past due and still accruing interest were $69,000 as of December 31, 2006 and $101,000 as of December 31, 2005.

      Included in Loans are loans to certain officers, directors, and companies in which such officers and directors have 10 percent or more beneficial ownership in the aggregate amount of $25,690,000 and $26,262,000 at December 31, 2006 and 2005, respectively. In 2006, new loans and other additions amounted to $31,194,000, and repayments and other reductions amounted to $31,766,000. In 2005, new loans and other additions amounted to $32,477,000, and repayments and other reductions amounted to $25,510,000. In Management's judgment, these loans were made on substantially the same terms and conditions as those made to other borrowers, and do not represent more than the normal risk of collectibility or present other unfavorable features.

      Loans carried at $194,276,000 and $195,357,000 at December 31, 2006 and
      2005, respectively, were pledged to secure Federal Home Loan Bank advances.

(5)   ALLOWANCE FOR LOAN LOSSES

      Activity in the allowance for loan losses was as follows (000s omitted):

                                        2006          2005          2004
                                      --------      --------      --------
Balance beginning of year             $ 13,625      $ 13,800      $ 14,500
Provision for loan losses               16,475         6,906         2,491
Loans charged off                      (18,376)       (9,340)       (4,447)
Transfer to establish reserve for
   unfunded loan commitments                 -          (275)            -
Recoveries                               2,040         2,534         1,256
                                      --------      --------      --------
Balance end of year                   $ 13,764      $ 13,625      $ 13,800
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

(6)   BANK PREMISES AND EQUIPMENT

      Bank premises and equipment as of year end are as follows (000s omitted):

                                       2006         2005
                                      -------     -------
Land, buildings and improvements      $41,483     $33,478
Equipment, furniture and fixtures      20,048      20,979
                                      -------     -------
Total Bank premises and equipment     $61,531     $54,457
Less accumulated depreciation          27,552      27,826
                                      -------     -------
Bank premises and equipment, net      $33,979     $26,631
                                      =======     =======

      Bank Premises and Equipment includes Construction in Progress of $581,000 as of December 31, 2006 and $5,578,000 as of December 31, 2005.

      The Company has entered into lease commitments for office locations. Rental expense charged to operations was $256,000, $314,000, and $377,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The future minimum lease payments are as follows:

                     Minimum
Year                 Payment
------------        ---------
2007                 $208,000
2008                  199,000
2009                   78,000
2010                   81,000
2011                   83,000
Thereafter             64,000


(7)   DEPOSITS

      Interest expense on time certificates of deposit of $100,000 or more in the year 2006 amounted to $7,974,000, as compared with $6,217,000 in 2005, and $3,358,000 in 2004. At December 31, 2006, the balance of time certificates of deposit of $100,000 or more was $156,740,000, as compared with $203,161,000 at December 31, 2005. The amount of time deposits with a remaining term of more than 1 year was $170,674,000 at December 31, 2006 and $306,630,000 at December 31, 2005. The following table shows the scheduled maturities of Certificates of Deposit as of December 31, 2006:

                                              $100,000 and
                          Under $100,000         over
                          --------------      ------------
2007                      $  201,254,000      $129,347,000
2008                          78,681,000        14,585,000
2009                          39,489,000         9,114,000
2010                          13,401,000         1,416,000
2011                          11,490,000         2,278,000
Thereafter                       220,000                 0
                          --------------      ------------
Total                     $  344,535,000      $156,740,000
                          ==============      ============

      Time certificates of deposit under $100,000 include $71,830,000 of brokered certificates of deposit as of December 31, 2006, and $69,359,000 as of December 31, 2005.


(8)   FEDERAL HOME LOAN BANK ADVANCES AND REPURCHASE AGREEMENTS

      The following is a summary of the Bank's borrowings from the Federal Home Loan Bank of Indianapolis as of December 31, 2006 and 2005 (000s omitted):

                                DECEMBER 31, 2006

                      FLOATING RATE             FIXED RATE
MATURING IN         AMOUNT      RATE         AMOUNT      RATE
---------------    --------     ----         ---------   ----
  2009             $ 13,000     5.55%        $  15,000   5.52%
  2010                   --       --           115,000   5.40%
  2011                3,000     5.51%            3,500   5.08%
  2013               95,000     7.65%                      --
  2014               12,000     5.52%               --     --
                   --------     ----         ---------   ----
                   $123,000     7.17%        $ 133,500   5.41%
                   ========     ====         =========   ====

                                DECEMBER 31, 2005

                      FLOATING RATE             FIXED RATE
MATURING IN         AMOUNT      RATE         AMOUNT      RATE
---------------    --------     ----         ---------   ----
  2009             $ 13,000     4.50%        $  15,000   5.52%
  2010                   --       --           115,000   5.40%
  2011                3,000     4.65%            3,500   5.08%
  2013               95,000     6.61%               --     --
  2014               12,000     4.66%               --     --
                   --------     ----         ---------   ----
                   $123,000     6.15%        $ 133,500   5.41%
                   ========     ====         =========   ====

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

      The following is a summary of the Bank's borrowings under repurchase agreements as of December 31, 2006 and 2005 (000s omitted):

                                DECEMBER 31, 2006

                     FLOATING RATE              FIXED RATE
MATURING IN         AMOUNT      RATE         AMOUNT      RATE
---------------    --------     ----         ---------   ----
  2007             $     --       --         $   5,000   3.61%
  2008                   --       --             5,000   4.05%
  2011                   --       --            10,000   4.65%
  2012                   --       --             5,000   4.12%
  2016               15,000     4.39%               --     --
                   --------     ----         ---------   ----
                   $ 15,000     4.39%        $  25,000   4.22%
                   ========     ====         =========   ====

                    DECEMBER 31, 2005

                     FLOATING RATE              FIXED RATE
MATURING IN         AMOUNT      RATE         AMOUNT      RATE
---------------    --------     ----         ---------   ----
   2006            $ 10,000     3.45%        $  10,000   3.38%
   2007                  --       --             5,000   3.61%
   2008                  --       --             5,000   4.05%
   2012                  --       --             5,000   4.12%
                   --------     ----         ---------   ----
                   $ 10,000     3.45%        $  25,000   3.71%
                   ========     ====         =========   ====

(9)   RETIREMENT PLANS AND POSTRETIREMENT BENEFIT PLANS

      In 2000, the Bank implemented a retirement plan that included both a money purchase pension plan, as well as a voluntary profit sharing 401(k) plan for all employees who meet certain age and length of service eligibility requirements. In 2002, the Bank amended its retirement plan to freeze the money purchase plan and retain the 401(k) plan. To ensure that the plan meets the Safe Harbor provisions of the applicable sections of the Internal Revenue Code, the Bank contributes an amount equal to four percent of the employee's base salary to the 401(k) plan for all eligible employees. In addition, an employee may contribute from 1 to 75 percent of his or her base salary, up to a maximum of $15,000 in 2006. The Bank matches the employee's elective contribution up to the first six percent of the employee's annual base salary. Depending on the Bank's profitability, an additional profit sharing contribution may be made by the Bank to the 401(k) plan. The total retirement plan expense was $1,188,000 for the year ended December 31, 2006, $1,184,000 for the year ended December 31, 2005, and $1,257,000 for the year ended December 31, 2004. This included profit sharing contributions of one percent in 2005, and three percent in 2004. There was no profit sharing contribution in 2006.

      The Bank has a postretirement benefit plan that generally provides for the continuation of medical benefits for all employees who retire from the Bank at age 55 or older, upon meeting certain length of service eligibility requirements. The Bank does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. The amount of benefits paid under the postretirement benefit plan was $221,000 in 2006, $107,000 in 2005, and $101,000 in 2004.
      The amount of insurance premium paid by the Bank for retirees is capped at 200% of the cost of the premium as of December 31, 1992.

      A reconciliation of the accumulated postretirement benefit obligation ("APBO") to the amounts recorded in the consolidated balance sheets in Interest Payable and Other Liabilities at December 31 is as follows (000s omitted):

                                             2006          2005
                                            -------      -------
APBO                                        $ 1,890      $ 1,988
Unrecognized net transition obligation         (321)        (375)
Unrecognized prior service costs                (29)         (32)
Unrecognized net gain                           261           62
                                            -------      -------
Accrued benefit cost at fiscal year end     $ 1,801      $ 1,643
                                            =======      =======

      The changes recorded in the accumulated postretirement benefit obligation were as follows (000s omitted):

                                       2006        2005
                                     -------      -------
APBO at beginning of year            $ 1,988      $ 1,811
Service cost                             104           86
Interest cost                            106          101
Actuarial loss (gain)                   (199)          97
Plan participants' contributions         112           --
Benefits paid during year               (221)        (107)
                                     -------      -------
APBO at end of year                  $ 1,890      $ 1,988
                                     =======      =======

      Components of the Bank's postretirement benefit expense were as follows:

                                          2006     2005     2004
                                          ----     ----     ----
Service cost                              $104     $ 86     $ 79
Interest cost                              106      101      123
Amortization of transition obligation       54       54       54
Prior service costs                          4        4        4
                                          ----     ----     ----
Net postretirement benefit expense        $268     $245     $260
                                          ====     ====     ====

      The APBO as of December 31, 2006 and 2005 was calculated using assumed discount rates of 6.00% and 5.50%, respectively. Based on the provisions of the plan, the Bank's expense is capped at 200% of the 1992 expense, with all expenses above the cap incurred by the retiree. The expense reached the cap in 2004, and accordingly the impact of an increase in health care costs on the APBO was not calculated.

      The Bank Owned Life Insurance policies fund a Death Benefit Only (DBO) obligation that the Bank has with each of its active directors, 5 retired directors, 19 active executives, and 5 retired executives. The DBO plan, which replaced previous split dollar agreements, provides a taxable death benefit. The benefit for directors is grossed up to provide a net benefit to each director's beneficiaries based on that director's length of service on the board. The directors' death benefits are $500,000 for director service of less than 3 years, $600,000 for service up to 5 years, $750,000 for service up to 10 years, and $1,000,000 for director service of 10 years or more. The executives' beneficiaries will receive a grossed up benefit that will provide a net benefit equal to two times the executive's base salary if death occurs during employment and a postretirement benefit equal to the executive's final annual salary rate at the time of retirement if death occurs after retirement.

      In addition to the contributory postretirement health care benefit plan covering substantially all of its employees, the Company has a noncontributory death benefit plan that covers its executive officers. The Death Benefit Only plan (DBO plan) provides a taxable postretirement benefit to executive officers that is grossed up to provide a net benefit equal to the participant's final salary at retirement. Information for the postretirement death benefits and health care benefits is as follows as of the December 31 measurement date (000s):

                                              POSTRETIREMENT DEATH BENEFIT     POSTRETIREMENT HEALTH CARE
                                                       OBLIGATIONS                     BENEFITS
                                              -----------------------------------------------------------
                                                  2006              2005         2006            2005
                                              ------------       ---------     ---------      -----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year       $         --              --     $   1,988      $     1,811
Service cost                                            60              --           104               86
Interest cost                                          203              --           106              101
Plan participants' contributions                        --              --           112               --
Amendments                                           4,131              --            --               --
Actuarial loss (gain)                                  (97)             --          (199)             97
Benefits paid                                           --              --          (221)            (107)
                                              ------------       ---------     ---------      -----------
Benefit obligation at end of year             $      4,297       $      --     $   1,890      $     1,988
                                              ------------       ---------     ---------      -----------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of
  year                                        $         --       $      --     $   1,643      $     1,505
Actual return on plan assets                            --              --             -               --
Employer contributions                                 524              --           268              245
Plan participants' contributions                        --              --           111               --
Benefits paid during year                               --              --          (221)            (107)
                                              ------------       ---------     ---------      -----------
Fair value of plan assets at end of year      $        524       $      --     $   1,801      $     1,643
                                              ------------       ---------     ---------      -----------

Funded status at end of year                  $     (3,773)      $      --     $     (89)     $      (345)
                                              ============       =========     =========      ===========

      Amounts recognized in other liabilities consist of $4,297,000 for postretirement death benefits as of December 31, 2006 and $1,890,000 and $1,643,000 for postretirement health care benefits as of December 31, 2006 and 2005, respectively.

      Amounts recognized in accumulated other comprehensive income consist of
      (000s):

                                              POSTRETIREMENT DEATH BENEFIT     POSTRETIREMENT HEALTH CARE
                                                       OBLIGATIONS                     BENEFITS
                                              -----------------------------------------------------------
                                                  2006              2005         2006            2005
                                              ------------       ---------     ---------      -----------
Net loss (gain)                               $        (96)             --     $    (261)     $        --
Transition obligation (asset)                           --              --           321               --
Prior service cost (credit)                          3,869              --            29               --
                                              ------------       ---------     ---------      -----------
                                              $      3,773       $      --     $      89      $        --
                                              ============       =========     =========      ===========

      No amounts were recognized in 2005 because FAS 158 applies to fiscal years ending after December 31, 2006.

(10)  STOCKHOLDERS' EQUITY

      On December 21, 2000, the Corporation's Board of Directors authorized the repurchase of up to 2 million shares of MBT Financial Corp. common stock during the two-year period beginning January 2, 2001. On December 19, 2002, the Board of Directors extended the repurchase program until December 31, 2004. On December 23, 2004, the Board of Directors issued a new authorization to repurchase up to 2 million shares during 2005. On December 22, 2005, the Board of Directors authorized the repurchase of up to 2 million shares during 2006. Shares purchased are as follows:

                               Shares
                             Repurchased                Cost
                             -----------           -----------
2004                            220,000              3,873,000
2005                            364,420              6,984,000
2006                            499,974              8,141,000
                              ---------            -----------
Total                         1,084,394            $18,998,000
                              =========            ===========

      On December 21, 2006, the Corporation's Board of Directors authorized the repurchase of up to 1 million shares of MBT Financial Corp. common stock during the 12 month period ending December 31, 2007.

(11)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      Certain of the Bank's assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets. These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below. The fair values of all financial instruments not discussed below (Cash and cash equivalents, Federal funds sold, Federal Home Loan Bank stock, Accrued interest receivable and other assets, Bank Owned Life Insurance, Federal funds purchased, and Interest payable and other liabilities) are estimated to be equal to their carrying values as of December 31, 2006 and 2005.

      INVESTMENT SECURITIES

      Fair value for the Bank's investment securities was determined using the market value at December 31, 2006 and 2005. These Estimated Market Values are disclosed in Note 3.

      LOANS, NET

      The fair value of all loans is estimated by discounting the future cash flows associated with the loans, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair value of loans at December 31, 2006, net of the allowance for loan losses, is $981,379,000, compared to the carrying value of $985,234,000. The estimated fair value of loans at December 31, 2005, net of the allowance for loan losses, was $977,042,000, compared to the carrying value of $975,252,000.

      OTHER TIME DEPOSITS

      The fair value of other time deposits, consisting of fixed maturity certificates of deposit, is estimated by discounting the related cash flows using the rates currently offered for deposits of similar remaining maturities. The estimated fair value of other time deposits at December 31, 2006 is $501,105,000, compared to the carrying value of $502,137,000.
      The estimated fair value of other time deposits at December 31, 2005 was $551,648,000, compared to the carrying value of $547,544,000.

      FHLB ADVANCES AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

      A portion of the Federal Home Loan Bank advances in the accompanying consolidated balance sheets were written with a put option that allows the Federal Home Loan Bank to require repayment or conversion to a variable rate advance. The fair value of these putable Federal Home Loan Bank advances is estimated using the binomial lattice option pricing method. The estimated fair value of putable Federal Home Loan Bank advances at December 31, 2005 is $132,538,000, compared to the carrying value of $130,000,000.

      The fair value and carrying value of the variable rate advances at December 31, 2005 is $123,000,000. The estimated fair value of the fixed rate Federal Home Loan Bank advance at December 31, 2005 was $3,475,000, compared to the carrying value of $3,500,000.

      The estimated fair value of putable Federal Home Loan Bank advances at December 31, 2005 was $134,065,000, compared to the carrying value of $130,000,000. The fair value and carrying value of the variable rate advances at December 31, 2005 was $123,000,000. The estimated fair value of the fixed rate Federal Home Loan Bank advance at December 31, 2005 was $3,517,000, compared to the carrying value of $3,500,000.

      The estimated fair value of the Securities Sold under Repurchase Agreements at December 31, 2006 was $39,670,000, compared to the carrying value of $40,000,000. The estimated fair value of the Securities Sold under Repurchase Agreements at December 31, 2005 was $35,307,000, compared to the carrying value of $35,000,000.

      OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

      The fair values of commitments to extend credit and standby letters of credit and financial guarantees written are estimated using the fees currently charged to engage into similar agreements. The fair values of these instruments are not significant.

(12)  FEDERAL INCOME TAXES

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

      The provision for Federal income taxes consists of the following (000s omitted):

                                                         2006          2005         2004
                                                        -------      -------      -------
Federal income taxes currently payable (refundable)     $   680      $ 6,643      $ 8,580
Provision (credit) for deferred taxes on:
   Book (over) under tax loan loss provision               (251)          71          245
   Accretion of bond discount                               (39)         (72)         (43)
   Net deferred loan origination fees                      (147)         265           56
   Accrued postretirement benefits                         (267)        (219)         (81)
   Tax over (under) book depreciation                       (45)         178         (258)
   Alternative minimum tax                                 (680)          --           --
   Other, net                                               370           (8)         276
                                                        -------      -------      -------
Total deferred provision (credit)                        (1,059)         215          195
                                                        -------      -------      -------
                                                        $  (379)     $ 6,858      $ 8,775
                                                        =======      =======      =======

      The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as follows:

                                                       2006            2005            2004
                                                      -----           -----            ----
Statutory rate                                         34.0%           35.0%           35.0%
Municipal interest income                             (43.6)           (8.0)           (6.3)
Other, net                                             (1.6)            0.8            (0.7)
                                                      -----           -----            ----
Effective tax rate                                    (11.2)%          27.8%           28.0%
                                                      =====           =====            ====

      The components of the net deferred Federal income tax asset (included in Interest Receivable and Other Assets on the accompanying consolidated balance sheets) at December 31 are as follows (000s omitted):

                                                                2006          2005
                                                              --------      --------
Deferred Federal income tax assets:
   Allowance for loan losses                                  $  4,914      $  4,663
   Net deferred loan origination fees                              427           280
   Tax versus book depreciation differences                        341           296
   Net unrealized losses on securities available for sale        1,383         2,694
   Accrued postretirement benefits                               2,390           771
   Alternative minimum tax                                         680            --
   Other, net                                                       --           199
                                                              $ 10,135      $  8,903
                                                              --------      --------
Deferred Federal income tax liabilities:
   Accretion of bond discount                                 $   (188)     $   (227)
   Other                                                          (171)           --
                                                              -   -----           --
                                                              $   (359)     $   (227)
                                                              -   -----     -   -----
Net deferred Federal income tax asset                         $  9,776      $  8,676
                                                              ========      ========

(13)  REGULATORY CAPITAL REQUIREMENTS

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

      As of December 31, 2006, the Corporation's capital ratios exceeded the required minimums to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the

      Corporation must maintain minimum Total risk based, Tier I risk based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since December 31, 2006 that Management believes have changed the Corporation's category. Management believes, as of December 31, 2006, that the Corporation meets all capital adequacy requirements to which it is subject.

      The Corporation's and Bank's actual capital amounts and ratios are also presented in the table (000s omitted in dollar amounts).

                                                                     Minimum to Qualify as
                                                       Actual           Well Capitalized
                                              --------------------   -----------------------
                                              Amount         Ratio    Amount       Ratio
                                              --------       -----   --------      ------
AS OF DECEMBER 31, 2006:
   Total Capital to Risk-Weighted Assets
     Consolidated                             $154,792       14.0%   $110,181       10.0%
     Monroe Bank & Trust                       153,730       14.0%    110,126       10.0%
   Tier 1 Capital to Risk-Weighted Assets
     Consolidated                              141,006       12.8%     66,109        6.0%
     Monroe Bank & Trust                       139,951       12.7%     66,075        6.0%
   Tier 1 Capital to Average Assets
     Consolidated                              141,006        8.9%     78,869        5.0%
     Monroe Bank & Trust                       139,951        8.9%     78,841        5.0%

                                                                     Minimum to Qualify as
                                                       Actual           Well Capitalized
                                              --------------------   -----------------------
                                              Amount         Ratio    Amount       Ratio
                                              --------       -----   --------      ------
AS OF DECEMBER 31, 2005:
   Total Capital to Risk-Weighted Assets
     Consolidated                             $170,347       15.0%   $113,895       10.0%
     Monroe Bank & Trust                       169,434       14.9%    113,892       10.0%
   Tier 1 Capital to Risk-Weighted Assets
     Consolidated                              156,432       13.7%     68,337        6.0%
     Monroe Bank & Trust                       155,519       13.7%     68,335        6.0%
   Tier 1 Capital to Average Assets
     Consolidated                              156,432        9.6%     81,161        5.0%
     Monroe Bank & Trust                       155,519        9.6%     81,159        5.0%

(14)  EARNINGS PER SHARE

      The calculation of earnings per common share for the years ended December 31 is as follows:

                                                    2006             2005                 2004
                                                 -----------      -----------         -----------
BASIC
   Net income                                    $ 3,773,000      $17,979,000         $22,599,000
   Less preferred dividends                               --               --                  --
                                                 -----------      -----------         -----------
   Net income applicable to common stock         $ 3,773,000      $17,979,000         $22,599,000
                                                 -----------      -----------         -----------
   Average common shares outstanding              16,941,432       17,344,376          17,444,165
                                                 -----------      -----------         -----------
   Earnings per common share - basic             $      0.22      $      1.04         $      1.30
                                                 ===========      ===========         ===========

                                                    2006             2005                 2004
                                                 -----------      -----------         -----------
DILUTED
   Net income                                    $ 3,773,000         $17,979,000      $22,599,000
   Less preferred dividends                               --                  --               --
                                                 -----------      --------------      -----------
   Net income applicable to common stock         $ 3,773,000         $17,979,000      $22,599,000
                                                 -----------      --------------      -----------
   Average common shares outstanding              16,941,432          17,344,376       17,444,165
                                                 -----------      --------------      -----------
   Stock option adjustment                            30,778              73,991           83,500
                                                 -----------      --------------      -----------
   Average common shares outstanding - diluted    16,972,210          17,418,367       17,527,665
                                                 -----------      --------------      -----------
   Earnings per common share - diluted           $      0.22         $      1.03      $      1.29
                                                 ===========      ==============      ===========

(15)  STOCK-BASED COMPENSATION PLAN

      The Long-Term Incentive Compensation Plan approved by shareholders at the April 6, 2000 Annual Meeting of Shareholders of Monroe Bank & Trust authorized the Board of Directors to grant nonqualified stock options to key employees and non-employee directors. Such grants may be made until January 2, 2010 for up to 1,000,000 shares of the Corporation's common stock. The amount that may be awarded to any one individual is limited to 100,000 shares in any one calendar year. As of December 31, 2006, the number of shares available under the plan is 159,752. This includes 78,583 shares that were previously awarded that have been forfeited.

      Stock Option Awards - Stock options granted under the plan have exercise prices equal to the fair market value at the date of grant. Options granted under the plan may be exercised for a period of no more than ten years from the date of grant. One-third of the options granted to key employees in 2006 and 2005 vest annually, beginning December 31, 2006, and December 31, 2005, respectively. The options granted to key employees in 2004, 2003, 2002 and 2000 are vested as of December 31, 2006, December 31, 2005, December 31, 2004 and December 31, 2002, respectively. The options granted to non-employee directors in 2002 and 2001 vested on December 31, 2002 and December 31, 2001, respectively.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                      2006       2005          2004
                                      ----       ----          ----
Volatility                            22.9%      24.3%         25.3%
Expected term, in years                  7          7             7
Risk free interest rate                4.5%       3.8%          3.8%
Expected dividend yield                3.5%       2.0%          2.0%

      A summary of the status of stock options under the plan is presented in the table below.

                                                 2006                   2005                     2004
                                        ----------------------   ----------------------   ----------------------
                                                     Weighted                 Weighted                  Weighted
                                                      Average                  Average                  Average
                                                     Exercise                 Exercise                  Exercise
                                         Shares        Price      Shares       Price       Shares         Price
                                        --------     --------    --------     --------    --------      --------
Options Outstanding, January 1           432,642     $  17.99     433,787     $  15.21     480,802      $  14.73
Granted                                   86,000        16.24     136,000        23.40     161,000         16.69
Exercised                                  5,999        13.45      88,162        14.16     183,915         14.97
Forfeited/Expired                          2,500        20.72      48,983        15.34      24,100         17.33
                                        --------     --------    --------     --------    --------      --------
Options Outstanding, December 31         510,143     $  17.73     432,642     $  17.99     433,787      $  15.21
                                        ========     ========    ========     ========    ========      ========
Options Exercisable, December 31         407,991     $  17.32     303,321     $  16.54     266,637      $  15.08
                                        ========     ========    ========     ========    ========      ========

Weighted Average Fair Value of
   Options Granted During Year                       $   3.61                 $   5.10                  $   3.52

      The options outstanding as of December 31, 2006 are exercisable at prices ranging from $13.20 to $23.40. The options exercisable as of December 31, 2006 are exercisable at prices ranging from $13.20 to $23.40. The number of options and remaining life of options at each exercise price are as follows:

                Outstanding Options              Exercisable Options
Exercise                   Remaining Life                   Remaining Life
  Price       Shares        (in years)          Shares        (in years)
--------      ------       -----------         --------    ------------------
$ 13.20        84,003           6.01            84,003            6.01
$ 13.85        35,338           5.01            35,338            5.01
$ 13.94         4,402           4.01             4,402            4.01
$ 16.69       113,500           7.01           113,500            7.01
$18.125        52,400           3.50            52,400            3.50
$ 23.40       134,500           8.01            89,673            8.01
$ 16.24        86,000           9.01            28,675            9.01
              -------                          -------
              510,143                          407,991

      A summary of option activity under the Plan as of December 31, 2006, and changes during the year then ended is as follows:

                                                                         Weighted
                                                             Weighted     Average
                                                             Average     Remaining      Aggregate
                                                             Exercise   Contractual   Intrinsic Value
Options                                      Shares           Price        Term            (000s)
--------------------------------             -------         --------   -----------   ---------------
Outstanding at January 1, 2006               432,642          $17.99
Granted                                       86,000           16.24
Exercised                                     (5,999)          13.45
Forfeited or expired                          (2,500)          20.72
Outstanding at December 31, 2006             510,143          $17.73       9.0               $236
Exercisable at December 31, 2006             407,991          $17.32       9.0               $236

      A summary of the status of the Corporation's nonvested option shares as of December 31, 2006 and changes during the year ended December 31, 2006 is as follows:

                                                              Weighted
                                                           Average Grant
Nonvested Shares                            Shares         Date Fair Value
------------------------------            ---------        ---------------
Nonvested at January 1, 2006                129,321              $4.72
Granted                                      86,000               3.61
Vested                                     (110,669)              4.18
Forfeited                                    (2,500)              4.60
Nonvested at December 31, 2006              102,152              $4.38

      Restricted Stock Awards - Restricted stock units granted under the plan result in an award of common shares to key employees based upon earnings performance during the vesting period. On January 3, 2006, 21,800 Performance Stock Units (PSUs) were granted to key employees. The amount of these PSUs that will vest on December 31, 2008 is based on the three year cumulative earnings per share achieved by the company during the vesting period as shown in the following schedule:

Three Year Cumulative Fully
Diluted EPS for the             Percent PSUs
Performance Period                 Vested
---------------------------     ------------
 $4.38                              100%
 $4.31                               80%
 $4.23                               60%
 $4.13                               40%
 $4.06                               20%
 $3.75                                0%

(16)  PARENT COMPANY

      Condensed parent company financial statements, which include transactions with the subsidiary, are as follows (000s omitted):

      BALANCE SHEETS
      --------------

                                                       DECEMBER 31,
                                                    2006         2005
                                                  --------     --------
ASSETS
Cash and due from banks                           $  3,512     $  2,962
Investment in subsidiary bank                      135,007      150,706
Other assets                                           552           32
                                                  --------     --------
   Total assets                                   $139,071     $153,700
                                                  ========     ========
LIABILITIES
Dividends payable and other liabilities           $  3,009     $  2,081
                                                  --------     --------
   Total liabilities                                 3,009        2,081
                                                  --------     --------

STOCKHOLDERS' EQUITY
   Total stockholders' equity                      136,062      151,619
                                                  --------     --------
   Total liabilities and stockholders' equity     $139,071     $153,700
                                                  ========     ========

STATEMENTS OF INCOME

                                                    YEARS ENDED DECEMBER 31,
                                                  2006        2005        2004
                                                --------    --------    --------
INCOME
Dividends from subsidiary bank                  $ 19,415    $ 15,871    $ 12,829
                                                --------    --------    --------
  Total income                                    19,415      15,871      12,829
                                                --------    --------    --------

EXPENSE
Interest on other borrowed funds                      --          --          --
Other expense                                        158         150         176
                                                --------    --------    --------
  Total expense                                      158         150         176
                                                --------    --------    --------

Income before tax and equity in undistributed
 net income of subsidiary bank                    19,257      15,721      12,653
Income tax benefit                                   (54)        (52)        (51)
                                                --------    --------    --------
Income before equity in undistributed
net income of subsidiary bank                     19,311      15,773      12,704
Equity in undistributed net income (loss)
 of subsidiary bank                              (15,538)      2,206       9,895
                                                --------    --------    --------
NET INCOME                                      $  3,773    $ 17,979    $ 22,599
                                                ========    ========    ========

STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                                 2006        2005        2004
                                                               --------    --------    --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                     $  3,773    $ 17,979    $ 22,599
Equity in undistributed net (income) loss of subsidiary bank     15,538      (2,206)     (9,895)
Net increase (decrease) in other liabilities                        928        (125)       (197)
Net (increase) decrease in other assets                             (75)        200         325
                                                               --------    --------    --------
  Net cash provided by operating activities                    $ 20,164    $ 15,848    $ 12,832
                                                               --------    --------    --------

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Issuance of common stock                                       $    258    $  1,396    $  2,940
Repurchase of common stock                                       (8,141)     (6,984)     (3,874)
Dividends paid                                                  (11,731)    (11,292)    (10,649)
                                                               --------    --------    --------
  Net cash used for financing activities                       $(19,614)   $(16,880)   $(11,583)
                                                               --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           $    550    $ (1,032)   $  1,249

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    2,962       3,994       2,745
                                                               --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $  3,512    $  2,962    $  3,994
                                                               ========    ========    ========

      Under current regulations, the Bank is limited in the amount it may loan to the Corporation. Loans to the Corporation may not exceed ten percent of the Bank's capital stock, surplus, and undivided profits plus the allowance for loan losses. Loans from the Bank to the Corporation are required to be collateralized. Accordingly, at December 31, 2006, Bank funds available for loans to the Corporation amounted to $15,385,000. The Bank has not made any loans to the Corporation.

      Federal and state banking laws place certain restrictions on the amount of dividends a bank may make to its parent company. Michigan law limits the amount of dividends that the Bank can pay to the Corporation without regulatory approval to the amount of net income then on hand. Accordingly, the Bank can pay dividends of $60,085,000 in 2007, in addition to its 2007 net income, without regulatory approval.

(17) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

      Financial instruments whose contractual amounts represent off-balance sheet credit risk at December 31 were as follows (000s omitted):

                                                             CONTRACTUAL AMOUNT
                                                               2006       2005
                                                             -------    --------
Commitments to extend credit:
  Unused portion of commercial lines of credit               $100,265   $130,496
  Unused portion of credit card lines of credit                 5,802      7,529
  Unused portion of home equity lines of credit                20,873     20,258
Standby letters of credit and financial guarantees written     12,234     12,736
All other off-balance sheet assets                              3,922      3,427

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

      Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and other business transactions. Approximately $11,041,000 of the letters of credit expires in 2007 and $1,193,000 extends for two to five years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(18) QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (000S OMITTED):

2006                                          FIRST        SECOND        THIRD         FOURTH
----------------------------------------     --------     --------      --------      --------
Total Interest Income                        $ 23,728     $ 23,940      $ 24,165      $ 24,090
Total Interest Expense                         11,560       12,018        12,785        12,925
                                             --------     --------      --------      --------
Net Interest Income                            12,168       11,922        11,380        11,165
Provision for Loan Losses                         675        6,675         7,950         1,175
Other Income                                    3,584       (1,240)        3,723         3,475
Other Expenses                                  8,489       10,052         9,418         8,349
                                             --------     --------      --------      --------
Income Before Provision For Income Taxes        6,588       (6,045)       (2,265)        5,116
Provision For Income Taxes                      1,862       (2,469)       (1,147)        1,375
                                             --------     --------      --------      --------
Net Income                                   $  4,726     $ (3,576)     $ (1,118)     $  3,741
                                             ========     ========      ========      ========

Basic Earnings Per Common Share              $   0.28     $  (0.21)     $  (0.07)     $   0.22
Diluted Earnings Per Common Share            $   0.28     $  (0.21)     $  (0.07)     $   0.22

Dividends Declared Per Share                 $   0.17     $   0.17      $   0.18      $   0.18

2005                                          FIRST      SECOND       THIRD      FOURTH
----------------------------------------     -------     -------     -------     -------
Total Interest Income                        $20,919     $21,919     $23,177     $23,680
Total Interest Expense                         8,297       9,228      10,064      10,994
                                             -------     -------     -------     -------
Net Interest Income                           12,622      12,691      13,113      12,686
Provision for Loan Losses                        600         600       4,100       1,606
Other Income                                   3,446       3,664       3,683       3,656
Other Expenses                                 8,729       8,210       9,023       7,856
                                             -------     -------     -------     -------
Income Before Provision For Income Taxes       6,739       7,545       3,673       6,880
Provision For Income Taxes                     1,860       2,176       1,102       1,720
                                             -------     -------     -------     -------
Net Income                                   $ 4,879     $ 5,369     $ 2,571     $ 5,160
                                             =======     =======     =======     =======
Basic Earnings Per Common Share              $  0.28     $  0.31     $  0.15     $  0.30
Diluted Earnings Per Common Share            $  0.28     $  0.31     $  0.15     $  0.29

Dividends Declared Per Share                 $  0.16     $  0.16     $  0.17     $  0.17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

MBT Financial Corp. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of December 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2006, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be in the Corporation's periodic SEC filings.

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

MBT Financial Corp.'s management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2006 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, management determined that, as of December 31, 2006, the Corporation's internal control over financial reporting is effective, based on those criteria. Management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2006 has been audited by Plante & Moran, PLLC, an independent registered public accounting firm, as stated in their report appearing on page 47.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2006, that materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

[PLANTE MORAN,PLLC LOGO]                                    Plante & Moran, PLLC
                                                                       Suite 500
                                                            2601 Cambridge Court
                                                           Auburn Hills, MI48326
                                                               Tel: 248.375.7100
                                                               Fax: 248.375.7101
                                                                 Plantemoran.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
MBT Financial Corp. and Subsidiaries
Monroe, Michigan

We have audited management's assessment included in the accompanying Report of Management on MBT Financial Corp. and Subsidiaries Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that MBT Financial Corp. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on COSO criteria. Also in our opinion, MBT Financial Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of MBT Financial Corp. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of earnings, shareholders equity and cash flow for each of the three years in the period ended December 31, 2006 and our report dated March 5, 2007, expressed an unqualified opinion thereon.

[LOGO]

March 5, 2007
Auburn Hills, Michigan

                                                                          [LOGO]

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

Securities authorized for issuance under equity compensation plans as of December 31, 2006 were as follows:

                                                                                          Number of securities remaining
                                 Number of securities to be       Weighted average      available for future issuance under
                                  issued upon exercise of        exercise price of          equity compensation plans
                               outstanding options, warrants,   outstanding options,   (excluding securities reflected in the
                                         and rights             warrants, and rights                first column)
                               ------------------------------   --------------------   --------------------------------------
Equity Compensation plans
approved by security holders             510,143                     $   17.74                        159,752
Equity Compensation plans
not approved by security
holders                                        0                             0                              0
                                         -------                     ---------                        --------
Total                                    510,143                     $   17.74                        159,752
                                         -------                     ---------                        --------

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                    Contents

Financial Statements

      Reports of Independent Registered Public Accounting Firm - Page 24 Consolidated Balance Sheets as of December 31, 2006 and 2005 - Page 25 Consolidated Statements of Income for the Years Ended December 31, 2006,
             2005, and 2004 - Page 26
      Consolidated Statements of Changes in Stockholders' Equity for the Years
             Ended December 31, 2006, 2005, and 2004 - Page 27
      Consolidated Statements of Cash Flows for the Years Ended December 31,
             2006, 2005, and 2004 - Page 28
      Notes to Consolidated Financial Statements - Pages 29 - 45

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

10.4            Monroe Bank & Trust Group Director Death Benefit Only Plan.

10.5            Monroe Bank & Trust Group Executive Death Benefit Only Plan.

10.6            MBT Financial Corp. Amended and Restated Change in Control Agreement with H.
                Douglas Chaffin. Previously filed as Exhibit 10.5 to MBT Financial Corp.'s Form
                10-K for its fiscal year ended December 31, 2005.

10.7            Monroe Bank & Trust Supplemental Executive Retirement Agreement with H. Douglas
                Chaffin. Previously filed as Exhibit 10.1 to MBT Financial Corp.'s Form 10-Q for its fiscal quarter ended September 30, 2003.

10.8            MBT Financial Corp. Severance Agreements with Donald M. Lieto, James E. Morr,
                Thomas G. Myers, and John L. Skibski. Previously filed as Exhibit 10 on Form
                8-K filed by MBT Financial Corp. on January 26, 2006.

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

Dated: March 9, 2007                       MBT FINANCIAL CORP.

                                           /s/ John L. Skibski
                                           ----------------------------------
                                           John L. Skibski
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 9, 2007

/s/ H. Douglas Chaffin                      /s/ John L. Skibski
---------------------------------           ------------------------------------
H. Douglas Chaffin                          John L. Skibski
President, Chief Executive                  Chief Financial Officer
Officer & Director

/s/ William D. McIntyre, Jr.                /s/ Peter H. Carlton
---------------------------------           ------------------------------------
William D. McIntyre, Jr.                    Peter H. Carlton
Chairman                                    Director

/s/ Joseph S. Daly                          /s/ Thomas M. Huner
---------------------------------           ------------------------------------
Joseph S. Daly                              Thomas M. Huner
Director                                    Director

/s/ Rocque E. Lipford                       /s/ Michael J. Miller
---------------------------------           ------------------------------------
Rocque E. Lipford                           Michael J. Miller
Director                                    Director

/s/ Debra J. Shah                           /s/ Philip P. Swy
---------------------------------           ------------------------------------
Debra J. Shah                               Philip P. Swy
Director                                    Director

/s/ Karen M. Wilson
---------------------------------
Karen M. Wilson
Director

                                  EXHIBIT INDEX

Exhibit Number  Description of Exhibits
--------------  -----------------------------------------------------------------------------
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

10.3            MBT Financial Corp. Amended and Restated Change in Control Agreement with H.
                Douglas Chaffin. Previously filed as Exhibit 10.5 to MBT Financial Corp.'s Form
                10-K for its fiscal year ended December 31, 2005.

10.4            Monroe Bank & Trust
                Group Director Death Benefit Only Plan.

10.5            Monroe Bank & Trust Group Executive Death Benefit Only Plan.

10.6            Monroe Bank & Trust Supplemental Executive Retirement Agreement. Previously
                filed as Exhibit 10.1 to MBT Financial Corp.'s Form 10-Q for its fiscal quarter ended September 30, 2003.

10.7            Monroe Bank & Trust Split Dollar Agreement. Previously filed as Exhibit 10.2 to
                MBT Financial Corp.'s Form 10-Q for its fiscal quarter ended September 30,
                2003.

10.8            MBT Financial Corp. Severance Agreement with Donald M. Lieto, James E. Morr,
                Thomas G. Myers, and John L. Skibski. Previously filed as Exhibit 10 on Form
                8-K filed by MBT Financial Corp. on January 26, 2006.

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