Form 10-Q
period 2007-03-31
MBT FINANCIAL CORP
filed 2007-05-08
CIK 1118237

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2007

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

Yes [ ]   No [X]

As of May 7, 2007, there were 16,610,345 shares of the Company's Common Stock outstanding.

================================================================================

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MBT FINANCIAL CORP.
                        CONSOLIDATED BALANCE SHEETS

                                                   MARCH 31, 2007   DECEMBER 31,
Dollars in thousands                                 (UNAUDITED)        2006
                                                   --------------   ------------
ASSETS
Cash and Cash Equivalents
   Cash and due from banks                           $   25,425      $   27,903
                                                     ----------      ----------
      Total cash and cash equivalents                    25,425          27,903
Securities - Held to Maturity                            53,203          64,938
Securities - Available for Sale                         383,259         374,087
Federal Home Loan Bank stock - at cost                   13,086          13,086
Loans held for sale                                         908             721
Loans - Net                                             974,345         984,513
Accrued interest receivable and other assets             23,870          27,961
Bank Owned Life Insurance                                39,927          39,631
Premises and Equipment - Net                             33,686          33,979
                                                     ----------      ----------
      Total assets                                   $1,547,709      $1,566,819
                                                     ==========      ==========
LIABILITIES
Deposits:
   Non-interest bearing                              $  143,831      $  158,688
   Interest-bearing                                     952,379         957,369
                                                     ----------      ----------
      Total deposits                                  1,096,210       1,116,057
Federal Home Loan Bank advances                         256,500         256,500
Federal funds purchased                                   2,500           3,500
Repurchase agreements                                    40,000          40,000
Interest payable and other liabilities                   15,888          14,700
                                                     ----------      ----------
      Total liabilities                               1,411,098       1,430,757
                                                     ----------      ----------
STOCKHOLDERS' EQUITY
Common stock (no par value)                                  --              --
Additional paid-in capital                                6,209           6,979
Retained Earnings                                       134,868         134,162
Accumulated other comprehensive loss                     (4,466)         (5,079)
                                                     ----------      ----------
      Total stockholders' equity                        136,611         136,062
                                                     ----------      ----------
      Total liabilities and stockholders' equity     $1,547,709      $1,566,819
                                                     ==========      ==========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
Dollars in thousands, except per share data                 2007      2006
                                                          -------   -------
INTEREST INCOME
Interest and fees on loans                                $17,761   $17,169
Interest on investment securities-
   Tax-exempt                                               1,009     1,157
   Taxable                                                  4,915     5,348
Interest on federal funds sold                                 32        54
                                                          -------   -------
      Total interest income                                23,717    23,728
                                                          -------   -------
INTEREST EXPENSE
Interest on deposits                                        7,955     7,497
Interest on borrowed funds                                  4,579     4,063
                                                          -------   -------
      Total interest expense                               12,534    11,560
                                                          -------   -------
NET INTEREST INCOME                                        11,183    12,168
PROVISION FOR LOAN LOSSES                                     750       675
                                                          -------   -------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                  10,433    11,493
                                                          -------   -------
OTHER INCOME
Income from trust services                                  1,067     1,062
Service charges and other fees                              1,525     1,464
Net gain (loss) on sales of securities                         --        20
Origination fees on mortgage loans sold                       183       141
Bank owned life insurance income                              296       283
Other                                                         692       614
                                                          -------   -------
      Total other income                                    3,763     3,584
                                                          -------   -------
OTHER EXPENSES
Salaries and employee benefits                              5,449     5,178
Occupancy expense                                             880       767
Equipment expense                                             845       798
Marketing expense                                             252       372
Professional fees                                             370       328
Net (gain) loss on other real estate owned                     18       (50)
Other                                                       1,298     1,096
                                                          -------   -------
      Total other expenses                                  9,112     8,489
                                                          -------   -------
INCOME BEFORE INCOME TAXES                                  5,084     6,588
INCOME TAX EXPENSE                                          1,381     1,862
                                                          -------   -------
NET INCOME                                                $ 3,703   $ 4,726
                                                          =======   =======
BASIC EARNINGS PER COMMON SHARE                           $  0.22   $  0.28
                                                          =======   =======
DILUTED EARNINGS PER COMMON SHARE                         $  0.22   $  0.28
                                                          =======   =======
COMMON STOCK DIVIDENDS DECLARED PER SHARE                 $  0.18   $  0.17
                                                          =======   =======

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             -------------------
Dollars in thousands                                           2007       2006
                                                             --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                   $  3,703   $  4,726
Adjustments to reconcile net income to net cash from
   operating activities
   Depreciation                                                   681        624
   Provision for loan losses                                      750        675
   (Increase) decrease in net deferred Federal income
      tax asset                                                  (228)      (241)
   Net amortization of investment premium and discount            (87)        32
   Net increase (decrease) in interest payable and
      other liabilities                                         1,293        999
   Net decrease in interest receivable and other assets         3,311         64
   Equity Compensation                                            170        120
   Net (gain) loss on sales of securities                          --        (20)
   Increase in cash surrender value of life insurance            (296)      (283)
                                                             --------   --------
      Net cash provided by operating activities              $  9,297   $  6,696
                                                             --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and redemptions of
   investment securities held to maturity                    $ 12,433   $  9,148
Proceeds from maturities and redemptions of
   investment securities available for sale                     4,271      1,620
Proceeds from sales of investment securities
   available for sale                                              --     15,055
Net (increase) decrease in loans                                9,231    (14,542)
Proceeds from sales of other real estate owned                    663        555
Proceeds from sales of other assets                                26         --
Purchase of investment securities held to maturity               (700)      (111)
Purchase of investment securities available for sale          (12,517)        --
Purchase of bank premises and equipment                          (388)    (3,214)
                                                             --------   --------
      Net cash provided by investing activities              $ 13,019   $  8,511
                                                             --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                     $(19,847)  $(37,325)
Net increase (decrease) in short term borrowings               (1,000)    15,300
Proceeds from issuance of common stock                             28         96
Repurchase of common stock                                       (968)    (2,503)
Dividends paid                                                 (3,007)    (2,923)
                                                             --------   --------
      Net cash used for financing activities                 $(24,794)  $(27,355)
                                                             --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    $ (2,478)  $(12,148)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               27,903     37,330
                                                             --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 25,425   $ 25,182
                                                             ========   ========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

                                                                                  ACCUMULATED
                                                         ADDITIONAL                  OTHER
                                                           PAID-IN    RETAINED   COMPREHENSIVE
Dollars in thousands                                       CAPITAL    EARNINGS   INCOME (LOSS)     TOTAL
                                                         ----------   --------   -------------   --------
BALANCE - JANUARY 1, 2007                                  $6,979     $134,162      $(5,079)     $136,062
Repurchase of Common Stock (71,500 shares)                   (968)          --           --          (968)
Issuance of Common Stock (2,003 shares)                        28           --           --            28
Equity Compensation                                           170           --           --           170
Dividends declared ($0.18 per share)                           --       (2,997)          --        (2,997)
Comprehensive income:
   Net income                                                  --        3,703           --         3,703
   Change in net unrealized loss on securities
      available for sale - Net of tax effect of ($293)         --           --          545           545
   Change in postretirement benefit obligation
      Net of tax effect of ($37)                               --           --           68            68
                                                                                                 --------
         Total Comprehensive Income                                                                 4,316
                                                           ------     --------      -------      --------
BALANCE - MARCH 31, 2007                                   $6,209     $134,868      $(4,466)     $136,611
                                                           ======     ========      =======      ========

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

SFAS 123(R) applies to awards granted or modified after January 1, 2006. Compensation cost is also recorded for prior option grants that vest after the date of adoption. The compensation expense recorded under FAS 123(R) in the three months ended March 31, 2007 and March 31, 2006 was $170,000 and $120,000, respectively.

The weighted average fair value of options granted was $2.76 in 2007 and $3.61 in 2006. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: expected option lives of seven years for both years; expected volatility of 20.3% in 2007 and 22.9% in 2006; and risk-free interest rates of 4.7% in 2007 and 4.5% in 2006.

ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board "FASB" issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS
159). FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Calendar year companies are able to adopt FAS 159 for their first quarter 2007 financial statements.

FAS 159 allows the Company to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes to that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

In April 2007, the Company elected early adoption of FAS 159 as of January 1, 2007. The Company did not select any financial assets or financial liabilities for fair value measurement, but elected early adoption in order to be able to apply the fair value option to financial assets and financial liabilities that may be acquired prior to the effective date of the statements.

In September 2006, FASB issued FAS No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about the use of fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Upon adoption of FAS 159, the Company concurrently adopted the provisions of FAS 157, effective January 1, 2007. Accordingly, the Company has developed a framework to measure the fair value of financial assets and financial liabilities. Upon election to apply fair value measurement of financial assets or financial liabilities, the Company will expand disclosures in accordance with the requirements of FAS 157.

2. EARNINGS PER SHARE

The calculation of net income per common share for the three months ended March 31 is as follows:

                                               2007          2006
                                           -----------   -----------
BASIC
   Net income                              $ 3,703,000   $ 4,726,000
   Less preferred dividends                         --            --
   Net income applicable to common stock   $ 3,703,000   $ 4,726,000
                                           -----------   -----------
   Average common shares outstanding        16,686,983    17,111,913
                                           -----------   -----------
   Earnings per common share - basic       $      0.22   $      0.28
                                           ===========   ===========

                                               2007          2006
                                           -----------   -----------
DILUTED
   Net income                              $ 3,703,000   $ 4,726,000
   Less preferred dividends                         --            --
                                           -----------   -----------
   Net income applicable to common stock   $ 3,703,000   $ 4,726,000
                                           -----------   -----------
   Average common shares outstanding        16,686,983    17,111,913
   Stock option adjustment                      29,702        50,824
                                           -----------   -----------
   Average common shares outstanding -
   diluted                                  16,716,685    17,162,737
                                           -----------   -----------
   Earnings per common share - diluted     $      0.22   $      0.28
                                           ===========   ===========

3. STOCK BASED COMPENSATION

The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

                                                 Weighted Average
                                        Shares    Exercise Price
                                       -------   ----------------
Options Outstanding, January 1, 2007   510,143        $17.73
Granted                                 94,500         15.33
Exercised                                   --            --
Forfeited                                   --            --
                                       -------        ------
Options Outstanding, March 31, 2007    604,643        $17.36
                                       -------        ------
Options Exercisable, March 31, 2007    407,991        $17.32
                                       -------        ------

On January 2, 2007, performance restricted stock units were awarded to certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000. Each performance stock unit (PSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a three year performance period that ends on December 31, 2009 based on the cumulative earnings per share during that three year period. The PSUs vest on December 31, 2009. There were 23,800 PSUs granted, and none will be considered vested and earned for payment if the Company's three year cumulative earnings per share are less than $2.91. The expense recorded for the PSUs in accordance with FAS 123(R) was $22,000 in the first quarter of 2007. The total expense for equity based compensation was $170,000 in the first quarter of 2007 and $120,000 in the first quarter of 2006.

4. LOANS

The Bank grants commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan, southern Wayne County, Michigan, and surrounding areas. Although the

Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.

Loans consist of the following (000s omitted):

                                                 March    December
                                               31, 2007   31, 2006
                                               --------   --------
Residential real estate loans                  $507,460   $513,289
Non-residential real estate loans               327,735    328,145
Loans to finance agricultural production and
   other loans to farmers                         4,560      3,739
Commercial and industrial loans                  97,885     97,959
Loans to individuals for household, family,
   and other personal expenditures               51,068     55,443
All other loans (including overdrafts)              399        473
                                               --------   --------
      Total loans, gross                        989,107    999,048
      Less: Deferred loan fees                      693        771
                                               --------   --------
      Total loans, net of deferred loan fees    988,414    998,277
      Less: Allowance for loan losses            14,069     13,764
                                               --------   --------
                                               $974,345   $984,513
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

The following table summarizes nonperforming assets (000's omitted):

                                         March   December
                                       31, 2007  31, 2006
                                       --------  --------
Nonaccrual loans                        $19,527   $19,152
Loans 90 days past due                       61        69
Restructured loans                          572       888
                                        -------   -------
   Total nonperforming loans            $20,160   $20,109
Other real estate owned                   2,598     2,432
                                        -------   -------
   Total nonperforming assets           $22,758   $22,541
                                        =======   =======
Nonperforming assets to total assets       1.47%     1.44%
Allowance for loan losses to
   nonperforming assets                   61.82%    61.06%

5. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):

                            3 Months   12 Months
                              Ended      Ended
                              March    December
                            31, 2007   31, 2006
                            --------   --------
Balance beginning of year    $13,764   $ 13,625
Provision for loan losses        750     16,475
Loans charged off             (1,089)   (18,377)
Recoveries                       644      2,041
                             -------   --------
Balance end of period        $14,069   $ 13,764
                             =======   ========

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

6. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of March 31, 2007 and December 31, 2006 (000's omitted):

                                              March 31, 2007        December 31, 2006
                                          ---------------------   ---------------------
                                                      Estimated               Estimated
                                          Amortized     Market    Amortized     Market
                                            Cost        Value        Cost       Value
                                          ---------   ---------   ---------   ---------
Held to Maturity
Obligations of U.S. Government Agencies    $     9     $     9     $    10     $    10
Obligations of States and Political
   Subdivisions                             53,194      53,520      64,928      65,330
Other Securities                                --          --          --          --
                                           -------     -------     -------     -------
                                           $53,203     $53,529     $64,938     $65,340
                                           =======     =======     =======     =======

                                               March 31, 2007            December 31, 2006
                                          ------------------------   ------------------------
                                          Amortized     Estimated    Amortized     Estimated
                                             Cost     Market Value      Cost     Market Value
                                          ---------   ------------   ---------   ------------
Available for Sale
Obligations of U.S. Government Agencies    $338,156     $335,052      $326,808     $322,934
Obligations of States and Political
   Subdivisions                              23,211       23,130        23,226       23,129
Other Securities                             25,007       25,077        28,004       28,024
                                           --------     --------      --------     --------
                                           $386,374     $383,259      $378,038     $374,087
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

7. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

                                                                Contractual Amount
                                                             ------------------------
                                                             March 31,   December 31,
                                                                2007         2006
                                                             ---------   ------------
Commitments to extend credit:
   Unused portion of commercial lines of credit               $122,108     $100,265
   Unused portion of credit card lines of credit                 5,835        5,802
   Unused portion of home equity lines of credit                21,374       20,873
Standby letters of credit and financial guarantees written      11,276       12,234
All other off-balance sheet assets                              12,522        3,922

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

MBT Financial Corp. (the "Company) is a bank holding company with one subsidiary, Monroe Bank & Trust ("the Bank"). The Bank is a commercial bank with two wholly owned subsidiaries, MBT Credit Company, Inc. and MB&T Financial Services. MBT Credit Company, Inc. conducts lending operations for the Bank and MB&T Financial Services is an insurance agency which sells insurance policies to the Bank. The Bank operates 21 branch offices in Monroe County, Michigan and 5 offices in Wayne County, Michigan. The Bank's primary source of income is interest income on its loans and investments and its primary expense is interest expense on its deposits and borrowings.

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

Financial Condition

The flat yield curve environment that began in 2005 persisted through the first quarter of 2007. In this environment the spread between the yield on assets and the cost of funds is narrow, providing little opportunity for profitable growth without increasing exposure to interest rate risk. The Company continued its strategy of controlling the decline in its net interest margin by restricting its growth and changing the mix of its assets to increase the percent invested in loans. Compared to the March 31, 2006, the loan to asset ratio increased from 62.1% to 63.9% and total assets decreased $67.4 million.

Since December 31, 2006, total loans decreased $10.2 million (1.0%) as weak regional economic conditions have resulted in slower loan demand. Total cash and investments decreased $5.0 million (1.1%), and total assets decreased $19.1 million (1.2%). Consumer loans decreased $4.4 million, or 7.9% due to a reduction in lending for autos and other personal expenditures. Loan growth efforts are focused on real estate secured loans, particularly home equity lending. Deposits decreased $19.8 million, or 1.8%, primarily due to the normal seasonal reduction in public fund deposits as property tax funds are disbursed by the municipalities. Total capital increased $549,000, or 0.4% as the Company repurchased 71,500 shares of its stock for $1.0 million, net income exceeded dividends declared by $0.7 million, and accumulated other comprehensive income increased $0.6 million. The capital to assets ratio increased from 8.68% at December 31, 2006 to 8.83% at March 31, 2007.

The amount of nonperforming assets ("NPAs") increased $0.2 million or 1.0% since year end, but total problem assets decreased $3.6 million, or 5.8%. The Company's Allowance for Loan and Lease Losses ("ALLL") increased $305,000 since December 31, 2006, as the provision for loan losses exceeded the net charge offs during the first quarter. The ALLL is now 1.42% of loans, compared to 1.38% at year end. The ALLL is 61.8% of NPAs, an increase from 61.1% at year end and 52.8% a year ago. Because a significant portion of the Bank's lending is secured by real estate, we believe that at this level the ALLL adequately estimates the potential losses in the loan portfolio.

Results of Operations - First Quarter 2007 vs. First Quarter 2006

Net Interest Income - A comparison of the income statements for the three months ended March 31, 2006 and 2007 shows a decrease of $1.0 million, or 8.1% in Net Interest Income. Interest income on loans increased $0.6 million or 3.4% as the average loans outstanding decreased $4.3 million but the average yield on loans increased from 6.98% to 7.25%. Even though the yield on investments and fed funds sold increased from 5.00% to 5.34%, the interest income on investments and fed funds sold decreased $0.6 million as the average amount of investments and fed funds sold decreased $79.5 million. The yields on assets increased slightly due to the increases in market interest rates and the restructuring of the investment portfolio that was completed early in the third quarter of 2006. Shorter term market interest rates have increased more rapidly than the longer term rates, causing funding costs to rise faster than asset yields. The interest expense on deposits increased $0.5 million, or 6.1% as average deposits decreased $72.1 million but the average cost of those deposits increased from 2.59% to 2.93%. The cost of borrowed funds increased $0.5 million as the average amount of borrowed funds increased $7.0 million and the average cost of the borrowings increased from 5.48% to 6.04%.

Provision for Loan Losses - The Provision for Loan Losses increased from $675,000 in the first quarter of 2006 to $750,000 in the first quarter of 2007 to provide for the net charge offs and to increase our Allowance for Loan Losses as regional economic conditions remain weaker than the rest of the country. Net charge offs were $445,000 during the first quarter of 2007, compared to $96,000 in the first quarter of 2006. Each quarter, the Company conducts a review and analysis of its ALLL to ensure its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions.

Other Income - Non interest income increased $179,000 or 5.0% in the first quarter of 2007 compared to the first quarter of 2006. Service Charges and other fees increased due to increased NSF and Stop Payment fees. Origination Fees and Gains on Mortgage Loans Sold increased slightly as the amount of mortgage loans sold increased. Bank Owned Life Insurance earnings increased due to an increase in the investment in BOLI from $36.5 million as of March 31, 2006 to $39.9 million at March 31, 2007. Other income increased due to increased ATM and debit card activity.

Other Expenses - Total non interest expenses increased $623,000 or 7.3% compared to the first quarter of 2006. Salaries and Employee Benefits increased $271,000, or 5.2%, as the number of full time equivalent employees increased 3.1% from 416 to 429. Occupancy Expense increased $113,000, or 14.7%, compared to the first quarter of 2006. Depreciation increased, primarily due to the new headquarters building completed in the third quarter of 2006. Various other expenses increased $239,000, or 9.4%.

As a result of the above activity, the Income Before Income Taxes decreased $1.5 million to $5.1 million. The income tax expense decreased $0.5 million from $1.9 million to $1.4 million, and reflects an effective tax rate of 27.2% compared to the effective tax rate of 28.3% in the first quarter of 2006. The Net Profit of $3.7 million is a decrease of $1.0 million from the Profit of $4.7 million earned in the first quarter of 2006.

Liquidity and Capital

The Company has maintained sufficient liquidity to fund its loan growth and allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds lines that have been established with correspondent banks, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of March 31, 2007, the Bank utilized $256.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and $2.5 million of its $110 million of federal funds lines with its correspondent banks.

Total stockholders' equity of the Company was $136.6 million at March 31, 2007 and $136.1 million at December 31, 2006. The ratio of equity to assets was 8.8% at March 31, 2006 and 8.7% at December 31, 2006. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Company:

                                                                 Minimum to be Well
                            March 31, 2007   December 31, 2006       Capitalized
                            --------------   -----------------   ------------------
Leverage Capital                  9.1%              8.9%                 5.0%
Tier 1 Risk Based Capital        13.0%             12.8%                 6.0%
Total Risk Based Capital         14.3%             14.0%                10.0%

At March 31, 2007 and December 31, 2006, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank's earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank's market risk is monitored monthly and it has not changed significantly since year-end 2006.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout the first three months of 2007, the estimated variability of the net interest income was within the Bank's established policy limits.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout the first three months of 2007, the estimated variability of the economic value of equity was within the Bank's established policy limits.

The Bank's interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MBT Financial Corp. and its subsidiaries are not a party to, nor is any of their property the subject of any material legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors disclosed by the Company in its Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has a stock repurchase program which it publicly announced on January 9, 2007. On that date, the Board of Directors authorized the repurchase of 1 million of the Company's common shares, which authorization will expire on December 31, 2007. The following table summarizes the repurchase activity of the Company's stock during the three months ended March 31, 2007:

                                                                   Total
                                                                  Number
                                                                 of Shares
                                                                 Purchased   Maximum Number
                                                                as Part of   of Shares that
                                         Total                   Publicly      May Yet Be
                                       Number of     Average     Announced   Purchased Under
                                        Shares     Price Paid    Plans or       the Plans
                                       Purchased    per Share    Programs      or Programs
                                       ---------   ----------   ----------   ---------------
January 1, 2007 - January 31, 2007           --      $   --           --        1,000,000
February 1, 2007 - February 28, 2007     40,500      $14.09       40,500          959,500
March 1, 2007 - March 31, 2007           31,000      $12.81       31,000          928,500
                                         ------      ------       ------
Total                                    71,500      $13.54       71,500

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


May 8, 2007                             By /s/ H. Douglas Chaffin
Date                                       -------------------------------------
                                           H. Douglas Chaffin
                                           President &
                                           Chief Executive Officer


May 8, 2007                             By /s/ John L. Skibski
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