Form 10-Q
period 2007-06-30
MBT FINANCIAL CORP
filed 2007-08-07
CIK 1118237

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2007

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

Yes [ ]   No [X]

As of August 7, 2007, there were 16,300,970 shares of the Company's Common Stock outstanding.

================================================================================

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               MBT FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                   JUNE 30, 2007   DECEMBER 31,
Dollars in thousands                                (UNAUDITED)        2006
--------------------                               -------------   ------------
ASSETS
Cash and Cash Equivalents
   Cash and due from banks                          $   26,037      $   27,903
   Federal funds sold                                    5,800              --
                                                    ----------      ----------
      Total cash and cash equivalents                   31,837          27,903

Securities - Held to Maturity                           49,734          64,938
Securities - Available for Sale                        331,940         374,087
Federal Home Loan Bank stock - at cost                  13,086          13,086
Loans held for sale                                      1,475             721
Loans - Net                                            986,693         984,513
Accrued interest receivable and other assets            25,964          27,961
Bank Owned Life Insurance                               41,845          39,631
Premises and Equipment - Net                            33,452          33,979
                                                    ----------      ----------
      Total assets                                  $1,516,026      $1,566,819
                                                    ==========      ==========
LIABILITIES
Deposits:
   Non-interest bearing                             $  145,870      $  158,688
   Interest-bearing                                    932,561         957,369
                                                    ----------      ----------
      Total deposits                                 1,078,431       1,116,057

Federal Home Loan Bank advances                        256,500         256,500
Federal funds purchased                                     --           3,500
Repurchase agreements                                   35,000          40,000
Interest payable and other liabilities                  15,039          14,700
                                                    ----------      ----------
      Total liabilities                              1,384,970       1,430,757
                                                    ----------      ----------
STOCKHOLDERS' EQUITY
Common stock (no par value)                                 --              --
Additional paid-in capital                               2,820           6,979
Retained Earnings                                      135,454         134,162
Accumulated other comprehensive loss                    (7,218)         (5,079)
                                                    ----------      ----------
      Total stockholders' equity                       131,056         136,062
                                                    ----------      ----------
      Total liabilities and stockholders' equity    $1,516,026      $1,566,819
                                                    ==========      ==========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                                 THREE MONTHS
                                                ENDED JUNE 30,
                                              -----------------
Dollars in thousands, except per share data     2007      2006
-------------------------------------------   -------   -------
INTEREST INCOME
Interest and fees on loans                    $17,751   $17,840
Interest on investment securities-
   Tax-exempt                                     871     1,085
   Taxable                                      4,582     5,014
Interest on federal funds sold                     84         1
                                              -------   -------
      Total interest income                    23,288    23,940
                                              -------   -------
INTEREST EXPENSE
Interest on deposits                            7,981     7,266
Interest on borrowed funds                      4,520     4,752
                                              -------   -------
      Total interest expense                   12,501    12,018
                                              -------   -------
NET INTEREST INCOME                            10,787    11,922
PROVISION FOR LOAN LOSSES                         750     6,675
                                              -------   -------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                   10,037     5,247
                                              -------   -------
OTHER INCOME (LOSS)
Income from trust services                      1,151     1,070
Service charges and other fees                  1,574     1,566
Net gain (loss) on sales of securities             92    (4,927)
Origination fees on mortgage loans sold           210       135
Bank owned life insurance income                  334       292
Other                                             758       624
                                              -------   -------
      Total other income                        4,119    (1,240)
                                              -------   -------
OTHER EXPENSES
Salaries and employee benefits                  5,599     5,340
Occupancy expense                                 844       712
Equipment expense                                 850       747
Marketing expense                                 369       346
Professional fees                                 406       288
Net (gain) loss on other real estate owned         (8)    1,287
Other                                           1,219     1,332
                                              -------   -------
      Total other expenses                      9,279    10,052
                                              -------   -------
INCOME (LOSS) BEFORE INCOME TAXES               4,877    (6,045)
INCOME TAX EXPENSE (BENEFIT)                    1,342    (2,469)
                                              -------   -------
NET INCOME (LOSS)                             $ 3,535   $(3,576)
                                              =======   =======

BASIC EARNINGS (LOSS) PER COMMON SHARE        $  0.21   $ (0.21)
                                              =======   =======
DILUTED EARNINGS (LOSS) PER COMMON SHARE      $  0.21   $ (0.21)
                                              =======   =======
COMMON STOCK DIVIDENDS DECLARED PER SHARE     $  0.18   $  0.17
                                              =======   =======

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                              SIX MONTHS ENDED JUNE 30,
                                              -------------------------
Dollars in thousands, except per share data         2007      2006
-------------------------------------------       -------   -------
INTEREST INCOME
Interest and fees on loans                        $35,512   $35,009
Interest on investment securities-
   Tax-exempt                                       1,880     2,242
   Taxable                                          9,497    10,362
Interest on federal funds sold                        116        55
                                                  -------   -------
      Total interest income                        47,005    47,668
                                                  -------   -------
INTEREST EXPENSE
Interest on deposits                               15,936    14,763
Interest on borrowed funds                          9,099     8,815
                                                  -------   -------
      Total interest expense                       25,035    23,578
                                                  -------   -------
NET INTEREST INCOME                                21,970    24,090
PROVISION FOR LOAN LOSSES                           1,500     7,350
                                                  -------   -------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                          20,470    16,740
                                                  -------   -------
OTHER INCOME
Income from trust services                          2,218     2,132
Service charges and other fees                      3,099     3,030
Net gain (loss) on sales of securities                 92    (4,907)
Origination fees on mortgage loans sold               393       276
Bank Owned Life Insurance income                      630       575
Other                                               1,450     1,238
                                                  -------   -------
      Total other income                            7,882     2,344
                                                  -------   -------
OTHER EXPENSES

Salaries and employee benefits                     11,048    10,518
Occupancy expense                                   1,724     1,479
Equipment expense                                   1,695     1,545
Marketing expense                                     621       718
Professional fees                                     776       616
Net (gain) loss on other real estate                   10     1,237
Other                                               2,517     2,428
                                                  -------   -------
      Total other expenses                         18,391    18,541
                                                  -------   -------
INCOME BEFORE INCOME TAXES                          9,961       543
INCOME TAX EXPENSE (BENEFIT)                        2,723      (607)
                                                  -------   -------
NET INCOME                                        $ 7,238   $ 1,150
                                                  =======   =======
BASIC EARNINGS PER COMMON SHARE                   $  0.43   $  0.07
                                                  =======   =======
DILUTED EARNINGS PER COMMON SHARE                 $  0.43   $  0.07
                                                  =======   =======
COMMON STOCK DIVIDENDS DECLARED PER SHARE         $  0.36   $  0.34
                                                  =======   =======

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                       -------------------------
Dollars in thousands                                                                        2007       2006
--------------------                                                                      --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                $  7,238   $  1,150
Adjustments to reconcile net income to net cash from operating activities
   Depreciation                                                                              1,379      1,256
   Provision for loan losses                                                                 1,500      7,350
   Increase in net deferred Federal income tax asset                                          (351)    (1,842)
   Net amortization of investment premium and discount                                        (160)        55
   Net increase (decrease) in interest payable and other liabilities                           562        (32)
   Net (increase) decrease in interest receivable and other assets                           2,430     (4,582)
   Equity Compensation                                                                         340        240
   Net (gain) loss on sales of securities                                                      (92)     4,907
   Increase in cash surrender value of life insurance                                         (630)      (575)
                                                                                          --------   --------
      Net cash provided by operating activities                                           $ 12,216   $  7,927
                                                                                          --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities held to maturity        $ 16,595   $ 15,522
Proceeds from maturities and redemptions of investment securities available for sale         6,489      3,435
Proceeds from sales of investment securities available for sale                             47,733     52,387
Net increase in loans                                                                       (4,434)   (38,975)
Proceeds from sales of other real estate owned                                               1,104      1,976
Proceeds from sales of other assets                                                             26         44
Purchase of investment securities held to maturity                                          (1,411)    (1,574)
Purchase of bank owned life insurance                                                       (1,584)    (2,138)
Purchase of investment securities available for sale                                       (15,317)        --
Purchase of bank premises and equipment                                                       (852)    (6,731)
                                                                                          --------   --------
      Net cash provided by investing activities                                           $ 48,349   $ 23,946
                                                                                          --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                                  $(37,626)  $(68,680)
Net increase (decrease) in short term borrowings                                            (3,500)    36,822
Net increase (decrease) in securities sold under repurchase agreements                      (5,000)     5,000
Proceeds from issuance of common stock                                                          57        179
Repurchase of common stock                                                                  (4,556)    (5,651)
Dividends paid                                                                              (6,006)    (5,824)
                                                                                          --------   --------
      Net cash used for financing activities                                              $(56,631)  $(38,154)
                                                                                          --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      $  3,934   $ (6,281)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            27,903     37,330
                                                                                          --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 31,837   $ 31,049
                                                                                          ========   ========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

                                                                                  ACCUMULATED
                                                         ADDITIONAL                  OTHER
                                                           PAID-IN    RETAINED   COMPREHENSIVE
Dollars in thousands                                       CAPITAL    EARNINGS   INCOME (LOSS)     TOTAL
--------------------                                     ----------   --------   -------------   --------
BALANCE - JANUARY 1, 2007                                 $ 6,979     $134,162      $(5,079)     $136,062
Repurchase of Common Stock (338,600 shares)                (4,556)          --           --        (4,556)
Issuance of Common Stock (4,242 shares)                        57           --           --            57
Equity Compensation                                           340           --           --           340
Dividends declared ($0.36 per share)                           --       (5,946)          --        (5,946)
Comprehensive income:
   Net income                                                  --        7,238           --         7,238
   Change in net unrealized loss on securities
      available for sale - Net of tax effect of $1,230         --           --       (2,284)       (2,284)
   Change in postretirement benefit obligation
      Net of tax effect of ($78)                               --           --          145           145
                                                          -------     --------      -------      --------
         Total Comprehensive Income                                                                 5,099
                                                          -------     --------      -------      --------
BALANCE - JUNE 30, 2007                                   $ 2,820     $135,454      $(7,218)     $131,056
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

SFAS 123(R) applies to awards granted or modified after January 1, 2006. Compensation cost is also recorded for prior option grants that vest after the date of adoption. The compensation expense recorded under FAS 123(R) in the six months ended June 30, 2007 and June 30, 2006 was $340,000 and $240,000,
respectively.

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

2. EARNINGS PER SHARE

The calculation of net income per common share for the three months ended June 30 is as follows:

                                                      2007          2006
                                                  -----------   -----------
BASIC
   Net income (loss)                              $ 3,535,000   $(3,576,000)
   Less preferred dividends                                --            --
                                                  -----------   -----------
   Net income (loss) applicable to common stock   $ 3,535,000   $(3,576,000)
                                                  -----------   -----------
   Average common shares outstanding               16,558,137    16,969,365
                                                  -----------   -----------
   Earnings (loss) per common share - basic       $      0.21   $     (0.21)
                                                  ===========   ===========

                                                      2007          2006
                                                  -----------   -----------
DILUTED
   Net income (loss)                              $ 3,535,000   $(3,576,000)
   Less preferred dividends                                --            --
                                                  -----------   -----------
   Net income (loss) applicable to common stock   $ 3,535,000   $(3,576,000)
                                                  -----------   -----------
   Average common shares outstanding               16,558,137    16,969,365
   Stock option adjustment                             27,583        31,198
                                                  -----------   -----------
   Average common shares outstanding - diluted     16,585,720    17,000,563
                                                  -----------   -----------
   Earnings (loss) per common share - diluted     $      0.21   $     (0.21)
                                                  ===========   ===========

The calculation of net income per common share for the six months ended June 30 is as follows:

                                                     2007          2006
                                                 -----------   -----------
BASIC
   Net income                                    $ 7,238,000   $ 1,150,000
   Less preferred dividends                               --            --
                                                 -----------   -----------
   Net income applicable to common stock         $ 7,238,000   $ 1,150,000
                                                 -----------   -----------
   Average common shares outstanding              16,622,204    17,040,245
                                                 -----------   -----------
   Earnings per common share - basic             $      0.43   $      0.07
                                                 ===========   ===========

                                                     2007          2006
                                                 -----------   -----------
DILUTED
   Net income                                    $ 7,238,000   $ 1,150,000
   Less preferred dividends                               --            --
                                                 -----------   -----------
   Net income applicable to common stock         $ 7,238,000   $ 1,150,000
                                                 -----------   -----------
   Average common shares outstanding              16,622,204    17,040,245
   Stock option adjustment                            28,969        35,529
                                                 -----------   -----------
   Average common shares outstanding - diluted    16,651,173    17,075,774
                                                 -----------   -----------
   Earnings per common share - diluted           $      0.43   $      0.07
                                                 ===========   ===========

3. STOCK BASED COMPENSATION

The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

                                                 Weighted Average
                                        Shares    Exercise Price
                                       -------   ----------------
Options Outstanding, January 1, 2007   510,143        $17.73
Granted                                 94,500         15.33
Exercised                                   --            --
Forfeited                                   --            --
                                       -------        ------
Options Outstanding, June 30, 2007     604,643        $17.36
                                       -------        ------
Options Exercisable, June 30, 2007     407,991        $17.32
                                       -------        ------

On January 2, 2007, performance restricted stock units were awarded to certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000. Each performance stock unit (PSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a three year performance period that ends on December 31, 2009 based on the cumulative earnings per share during that three year period. The PSUs vest on December 31, 2009. There were 23,800 PSUs granted, and none will be considered vested and earned for payment if the Company's three year cumulative earnings per share are less than $2.91. The expense recorded for the PSUs in accordance with FAS 123(R) was $44,000 in the first six months of 2007. The total expense for equity based compensation was $340,000 in the first six months of 2007 and $240,000 in the first six months of 2006.

4. LOANS

The Bank grants commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan, southern Wayne County, Michigan, and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.

Loans consist of the following (000s omitted):

                                                June 30,    December 31,
                                                  2007          2006
                                               ----------   ------------
Residential real estate loans                  $  503,812     $513,289
Non-residential real estate loans                 345,080      328,145
Loans to finance agricultural production and
   other loans to farmers                           6,301        3,739
Commercial and industrial loans                    98,332       97,959
Loans to individuals for household, family,
   and other personal expenditures                 47,458       55,443
All other loans (including overdrafts)                424          473
                                               ----------     --------
      Total loans, gross                        1,001,407      999,048
      Less: Deferred loan fees                        634          771
                                               ----------     --------
      Total loans, net of deferred loan fees    1,000,773      998,277
      Less: Allowance for loan losses              14,080       13,764
                                               ----------     --------
                                               $  986,693     $984,513
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

The following table summarizes nonperforming assets (000's omitted):

                                       June 30,   December 31,
                                         2007         2006
                                       --------   ------------
Nonaccrual loans                       $20,017      $19,152
Loans 90 days past due                     105           69
Restructured loans                       1,371          888
                                       -------      -------
   Total nonperforming loans           $21,493      $20,109

Other real estate owned                  3,064        2,432
                                       -------      -------
   Total nonperforming assets          $24,557      $22,541
                                       =======      =======
Nonperforming assets to total assets      1.62%        1.44%
Allowance for loan losses to
   nonperforming assets                  57.34%       61.06%

5. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):

                              Six months      Twelve months
                                ended             ended
                            June 30, 2007   December 31, 2006
                            -------------   -----------------
Balance beginning of year      $13,764          $ 13,625
Provision for loan losses        1,500            16,475
Loans charged off               (2,170)          (18,377)
Recoveries                         986             2,041
                               -------          --------
Balance end of period          $14,080          $ 13,764
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

6. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of June 30, 2007 and December 31, 2006 (000's omitted):

                                                June 30, 2007            December 31, 2006
                                          ------------------------   ------------------------
                                          Amortized     Estimated    Amortized     Estimated
                                             Cost     Market Value      Cost     Market Value
                                          ---------   ------------   ---------   ------------
Held to Maturity
Obligations of U.S. Government Agencies    $     9       $     9      $    10       $    10
Obligations of States and Political
   Subdivisions                             49,725        49,880       64,928        65,330
                                           -------       -------      -------       -------
                                           $49,734       $49,889      $64,938       $65,340
                                           =======       =======      =======       =======

                                                 June 30, 2007           December 31, 2006
                                          ------------------------   ------------------------
                                          Amortized     Estimated    Amortized     Estimated
                                             Cost     Market Value      Cost     Market Value
                                          ---------   ------------   ---------   ------------
Available for Sale
Obligations of U.S. Government Agencies    $302,888     $295,813      $326,808     $322,934
Obligations of States and Political
   Subdivisions                              25,495       25,072        23,226       23,129
Other Securities                             11,028       11,055        28,004       28,024
                                           --------     --------      --------     --------
                                           $339,411     $331,940      $378,038     $374,087
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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

                                                                Contractual Amount
                                                             -----------------------
                                                             June 30,   December 31,
                                                               2007         2006
                                                             --------   ------------
Commitments to extend credit:
   Unused portion of commercial lines of credit               $95,343     $100,265
   Unused portion of credit card lines of credit                5,898        5,802
   Unused portion of home equity lines of credit               20,857       20,873
Standby letters of credit and financial guarantees written     11,690       12,234
All other off-balance sheet assets                             12,522        3,922

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

Financial Condition

The flat yield curve environment that began in 2005 persisted through the first half of 2007. In this environment the spread between the yield on assets and the cost of funds is narrow, providing little opportunity for profitable growth without increasing exposure to interest rate risk. The Company continued its strategy of controlling the decline in its net interest margin by restricting its growth and changing the mix of its assets to increase the percent invested in loans. Compared to June 30, 2006, the loan to asset ratio increased from 64.1% to 66.1% and total assets decreased $82.6 million.

Since December 31, 2006, total loans increased only $3.3 million (0.3%) as weak regional economic conditions have resulted in slower loan demand. Total cash and investments decreased $53.4 million (11.1%), and total assets decreased $50.8 million (3.2%). Consumer loans decreased $8.0 million, or 14.4% due to a reduction in lending for autos and other personal expenditures. Loan growth efforts are focused on real estate secured loans, particularly home equity lending. Deposits decreased $37.6 million, or 3.4%, due to the normal seasonal reduction in public fund deposits and pricing strategies designed to restrict our certificate of deposit growth and control our interest expense. Total capital decreased $5.0 million or 3.7% as the Company repurchased 338,600 shares of its stock for $4.6 million, net income exceeded dividends declared by $1.3 million, and accumulated other comprehensive income decreased $2.1 million, primarily due to the decrease in the value of securities available for sale. The capital to assets ratio decreased from 8.68% at December 31, 2006 to 8.64% at June 30, 2007.

The amount of nonperforming assets ("NPAs") increased $2.0 million or 8.9% since year end, but total problem assets decreased $2.8 million, or 4.5%. The Company's Allowance for Loan and Lease Losses ("ALLL") increased $316,000 since December 31, 2006, as the provision for loan losses exceeded the net charge offs during the first two quarters of 2007. The ALLL is now 1.40% of loans, compared to 1.38% at year end. The ALLL is 57.3% of NPAs, a decrease from 61.1% at year end, but an increase from 53.9% a year ago. Because a significant portion of the Bank's lending is secured by real estate, we believe that at this level the ALLL adequately estimates the potential losses in the loan portfolio.

Results of Operations - Second Quarter 2007 vs. Second Quarter 2006

Net Interest Income - A comparison of the income statements for the three months ended June 30, 2006 and 2007 shows a decrease of $1.1 million, or 9.5% in Net Interest Income. Interest income on loans decreased $89,000 or 0.5% as the average loans outstanding decreased $23.0 million but the average yield on loans increased from 7.04% to 7.16%. Even though the yield on investments and fed funds sold increased from 5.01% to 5.21%, the interest income on investments and fed funds sold decreased $563,000 as the average amount of investments and fed funds sold decreased $62.7 million. The yields on assets increased slightly due to the increases in market interest rates and the restructuring of the investment portfolio that was completed early in the third quarter of 2006. Shorter term market interest rates have increased more rapidly than the longer term rates, causing funding costs to rise faster than asset yields. The interest expense on deposits increased $715,000, or 9.8% as average deposits decreased $39.7 million but the average cost of those deposits increased from 2.61% to 2.98%. The cost of borrowed funds decreased $232,000 as the average amount of borrowed funds decreased $38.5 million and the average cost of the borrowings increased from 5.65% to 6.07%.

Provision for Loan Losses - The Provision for Loan Losses decreased from $6.7 million in the second quarter of 2006 to $750,000 in the second quarter of 2007 due to a $6.0 million charge to provide for an individual credit relationship in the second quarter of 2006. The provision in the second quarter of 2007 was sufficient to provide for the net charge offs and to increase our Allowance for Loan Losses as regional economic conditions remain weaker than the rest of the country. Net charge offs were $739,000 during the second quarter of 2007, compared to $3.4 million in the second quarter of 2006. Each quarter, the Company conducts a review and analysis of its ALLL to ensure its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions.

Other Income - Non interest income increased $5.4 million in the second quarter of 2007 compared to the second quarter of 2006 due to a loss of $5.0 million to write down investment securities prior to their sale in 2006. Excluding this transaction, non interest income increased $0.4 million, or 9.5%. Origination Fees and Gains on Mortgage Loans Sold increased as the amount of fixed rate mortgage loans originated for sale has increased. Bank Owned Life Insurance earnings increased due to an increase in the investment in BOLI from $39.0 million as of June 30, 2006 to $41.8 million at June 30, 2007. Other income increased due to increased ATM and debit card activity.

Other Expenses - Total non interest expenses decreased $773,000 or 7.7% compared to the second quarter of 2006 due to losses of $1.3 million on sales and write downs of Other Real Estate Owned in 2006. Excluding the OREO activity, non interest expenses increased $522,000, or 6.0%. Salaries and Employee Benefits increased $259,000, or 4.9%, as the number of full time equivalent employees increased from 418 to 425. Occupancy Expense increased $132,000, or 18.5%, compared to the second quarter of 2006. Depreciation increased, primarily due to the new headquarters building completed in the third quarter of 2006. Various other expenses increased $131,000, or 4.8%.

As a result of the above activity, the Income (Loss) Before Income Taxes increased $10.9 million to $4.9 million. The income tax expense (benefit) increased $3.8 million from a benefit of $2.5 million to an expense of $1.3 million, and reflects an effective tax rate of 27.5%. The Net Profit of $3.5 million is an improvement of $7.1 million from the Loss of $3.6 million in the second quarter of 2006.

Results of Operations - Six Months Ended June 30, 2007 vs. June 30, 2006

Net Interest Income - A comparison of the income statements for the six months ended June 30, 2006 and 2007 shows a decrease of $2.1 million, or 8.8% in Net Interest Income. Interest income on loans increased $503,000 or 1.4% as the average loans outstanding decreased $13.7 million but the average yield on loans increased from 7.01% to 7.21%. Even though the yield on investments and fed funds sold increased from 5.00% to 5.28%, the interest income on investments and fed funds sold decreased $1.2 million as the average amount of investments and fed funds sold decreased $71.0 million. The yields on assets increased slightly due to the increases in market interest rates and the restructuring of the investment portfolio that was completed early in the third quarter of 2006. Shorter term market interest rates have increased more rapidly than the longer term rates, causing funding costs to rise faster than asset yields. The interest expense on deposits increased $1.2 million, or 7.9% even though average deposits decreased $55.8 million because the average cost of those deposits increased from 2.60% to 2.95%. The cost of borrowed funds increased $284,000 as the average amount of borrowed funds decreased $15.9 million while the average cost of the borrowings increased from 5.57% to 6.06%.

Provision for Loan Losses - The Provision for Loan Losses decreased from $7.4 million in the first half of 2006 to $1.5 million in the first half of 2007 due to a $6.0 million charge for an individual credit relationship in the 2006. The provision in 2007 was sufficient to provide for the net charge offs and to increase our Allowance for Loan Losses as regional economic conditions remain weaker than the rest of the country. Net charge offs were $1.2 million during the first six months of 2007, compared to $3.5 million in the first six months of 2006. Each quarter, the Company conducts a review and analysis of its ALLL to ensure its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions.

Other Income - Non interest income increased $5.5 million in the first six months of 2007 compared to the first six months of 2006 due to a charge of $5.0 million to write down investment securities prior to their sale in 2006. Excluding this transaction, non interest income increased $0.6 million, or 7.8%. Origination Fees and Gains on Mortgage Loans Sold increased $117,000, or 42.4% as the amount of fixed rate mortgage loans originated for sale has increased. Bank Owned Life Insurance earnings increased due to an increase in the investment in BOLI. Other income increased due to increased ATM and debit card activity.

Other Expenses - Total non interest expenses decreased $150,000 or 0.8% compared to the first six months of 2006 due to losses of $1.2 million on sales and write downs of Other Real Estate Owned in 2006. Excluding the OREO activity, non interest expenses increased $1.1 million, or 6.2%. Salaries and Employee Benefits increased $530,000, or 5.0%, as the number of full time equivalent employees increased from 418 to 425. Occupancy Expense increased $245,000, or 16.6%, compared to the first six months of 2006. Depreciation increased, primarily due to the new headquarters building completed in the third quarter of 2006. Various other expenses increased $302,000, or 5.7%.

As a result of the above activity, the Income Before Income Taxes increased $9.4 million to $10.0 million. The income tax expense (benefit) increased $3.3 million from a benefit of $0.6 million to an expense of $2.7 million, and reflects an effective tax rate of 27.3%. The Net Profit of $7.2 million is an increase of $6.1 million compared to the profit of $1.1 million earned in the first six months of 2006.

Liquidity and Capital

The Company has maintained sufficient liquidity to fund its loan growth and allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds lines that have been established with correspondent banks, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of June 30, 2007, the Bank utilized $256.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and none of its $110 million of federal funds lines with its correspondent banks.

Total stockholders' equity of the Company was $131.1 million at June 30, 2007 and $136.1 million at December 31, 2006. The ratio of equity to assets was 8.6% at June 30, 2007 and 8.7% at December 31, 2006. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Company:

                                                                Minimum to be Well
                            June 30, 2007   December 31, 2006       Capitalized
                            -------------   -----------------   ------------------
Leverage Capital                 9.1%              8.9%                 5.0%
Tier 1 Risk Based Capital       12.8%             12.8%                 6.0%
Total Risk Based Capital        14.1%             14.0%                10.0%

At June 30, 2007 and December 31, 2006, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout the first six months of 2007, the estimated variability of the net interest income was within the Bank's established policy limits.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout the first six months of 2007, the estimated variability of the economic value of equity was within the Bank's established policy limits.

The Bank's interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has a stock repurchase program which it publicly announced on January 9, 2007. On that date, the Board of Directors authorized the repurchase of 1 million of the Company's common shares, which authorization will expire on December 31, 2007. The following table summarizes the repurchase activity of the Company's stock during the three months ended June 30, 2007:

                                                               Total Number of
                                                             Shares Purchased as      Maximum Number of
                                 Total Number     Average          Part of             Shares that May
                                   of Shares    Price Paid    Publicly Announced   Yet Be Purchased Under
                                   Purchased     per Share    Plans or Programs     the Plans or Programs
                                 ------------   ----------   -------------------   ----------------------
April 1, 2007 - April 30, 2007       24,000       $12.83            24,000                 904,500
May 1, 2007 - May 31, 2007           98,900       $12.65            98,900                 805,600
June 1, 2007 - June 30, 2007        144,200       $14.07           144,200                 661,400
                                    -------       ------           -------                 -------
Total                               267,100       $13.43           267,100

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of MBT Financial Corp. was held on May 3, 2007. The following directors were elected to a new term of office:

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

The results of the voting are as follows:

Proposal 1, Election of Directors:

                                         Withhold
                              For       Authority
                           ----------   ---------
Peter H. Carlton           14,242,078     312,960
H. Douglas Chaffin         14,342,580     212,458
Joseph S. Daly             13,146,378   1,408,660
Thomas M. Huner            14,204,740     350,298
Rocque E. Lipford          11,049,027   3,506,012
William D. McIntyre, Jr.   13,212,079   1,342,959
Michael J. Miller          14,215,533     339,506
Debra J. Shah              14,089,369     465,669
Philip P. Swy              14,134,060     420,978
Karen M. Wilson            13,894,872     660,166

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

     10.1 MBT Financial Corp. Severance Agreement with Scott E. McKelvey.

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

                                        MBT Financial Corp.
                                        (Registrant)


August 7, 2007                          By /s/ H. Douglas Chaffin
Date                                       -------------------------------------
                                           H. Douglas Chaffin
                                           President & Chief Executive Officer


August 7, 2007                          By /s/ John L. Skibski
Date                                       ------------------------------------
                                           John L. Skibski
                                           Executive Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                       Description of Exhibits
-------------    ---------------------------------------------------------------
3.1              Restated Articles of Incorporation of MBT Financial Corp.
                 Previously filed as Exhibit 3.1 to MBT Financial Corp.'s Form
                 10-K for its fiscal year ended December 31, 2000.

3.2 Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2004.

10.1             MBT Financial Corp. Severance Agreement with Scott E. McKelvey

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