Form 10-Q
period 2007-09-30
MBT FINANCIAL CORP
filed 2007-11-07
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-30973
MBT FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Michigan	38-3516922
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
102 E. Front Street
Monroe, Michigan 48161
(Address of principal executive offices)
(Zip Code)
(734) 241-3431
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).
Large accelerated filer ☐           Accelerated Filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2007, there were 16,135,715 shares of the Company’s Common Stock outstanding.

Part I Financial Information
Item 1. Financial Statements
MBT FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31,
Dollars in thousands	(Unaudited)	2006

ASSETS
Cash and Cash Equivalents
Cash and due from banks	$31,165	$27,903

Total cash and cash equivalents	31,165	27,903

Securities — Held to Maturity	49,857	64,938
Securities — Available for Sale	367,548	374,087
Federal Home Loan Bank stock — at cost	13,086	13,086
Loans held for sale	625	721
Loans — Net	993,927	984,513
Accrued interest receivable and other assets	28,801	27,961
Bank Owned Life Insurance	42,174	39,631
Premises and Equipment — Net	33,051	33,979

Total assets	$1,560,234	$1,566,819

LIABILITIES
Deposits:
Non-interest bearing	$139,579	$158,688
Interest-bearing	970,495	957,369

Total deposits	1,110,074	1,116,057

Federal Home Loan Bank advances	256,500	256,500
Federal funds purchased	11,700	3,500
Repurchase agreements	35,000	40,000
Interest payable and other liabilities	15,309	14,700

Total liabilities	1,428,583	1,430,757

STOCKHOLDERS’ EQUITY
Common stock (no par value)	—	—
Additional paid-in capital	141	6,979
Retained Earnings	135,729	134,162
Accumulated other comprehensive loss	(4,219)	(5,079)

Total stockholders’ equity	131,651	136,062

Total liabilities and stockholders’ equity	$1,560,234	$1,566,819

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED

	Three Months Ended September 30,
Dollars in thousands, except per share data	2007	2006

Interest Income
Interest and fees on loans	$18,116	$18,080
Interest on investment securities-
Tax-exempt	875	1,041
Taxable	4,541	5,039
Interest on federal funds sold	25	5

Total interest income	23,557	24,165

Interest Expense
Interest on deposits	8,277	7,954
Interest on borrowed funds	4,612	4,831

Total interest expense	12,889	12,785

Net Interest Income	10,668	11,380
Provision For Loan Losses	1,000	7,950

Net Interest Income After
Provision For Loan Losses	9,668	3,430

Other Income (Loss)
Income from trust services	1,171	1,060
Service charges and other fees	1,599	1,591
Net gain (loss) on sales of securities	4	6
Origination fees on mortgage loans sold	169	152
Bank owned life insurance income	329	310
Other	656	604

Total other income	3,928	3,723

Other Expenses
Salaries and employee benefits	5,363	4,728
Occupancy expense	845	805
Equipment expense	780	723
Marketing expense	426	351
Professional fees	369	614
Net (gain) loss on other real estate owned	12	593
Other	1,447	1,604

Total other expenses	9,242	9,418

Income (Loss) Before Income Taxes	4,354	(2,265)
Income Tax Expense (Benefit)	1,173	(1,147)

Net Income (Loss)	$3,181	$(1,118)

Basic Earnings (Loss) Per Common Share	$0.20	$(0.07)

Diluted Earnings (Loss) Per Common Share	$0.20	$(0.07)

Common Stock Dividends Declared Per Share	$0.18	$0.18

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED

	Nine Months Ended September 30,
Dollars in thousands, except per share data	2007	2006

Interest Income
Interest and fees on loans	$53,628	$53,089
Interest on investment securities-
Tax-exempt	2,755	3,283
Taxable	14,038	15,401
Interest on federal funds sold	141	60

Total interest income	70,562	71,833

Interest Expense
Interest on deposits	24,213	22,717
Interest on borrowed funds	13,711	13,646

Total interest expense	37,924	36,363

Net Interest Income	32,638	35,470
Provision For Loan Losses	2,500	15,300

Net Interest Income After
Provision For Loan Losses	30,138	20,170

Other Income
Income from trust services	3,389	3,192
Service charges and other fees	4,698	4,621
Net gain (loss) on sales of securities	96	(4,901)
Origination fees on mortgage loans sold	562	428
Bank Owned Life Insurance income	959	885
Other	2,106	1,842

Total other income	11,810	6,067

Other Expenses
Salaries and employee benefits	16,411	15,246
Occupancy expense	2,569	2,284
Equipment expense	2,475	2,268
Marketing expense	1,047	1,069
Professional fees	1,145	1,230
Net (gain) loss on other real estate	22	1,830
Other	3,964	4,032

Total other expenses	27,633	27,959

Income Before Income Taxes	14,315	(1,722)
Income Tax Expense (Benefit)	3,896	(1,754)

Net Income	$10,419	$32

Basic Earnings Per Common Share	$0.63	$—

Diluted Earnings Per Common Share	$0.63	$—

Common Stock Dividends Declared Per Share	$0.54	$0.52

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Nine Months Ended September 30,
Dollars in thousands	2007	2006

Cash Flows from Operating Activities
Net Income	$10,419	$32
Adjustments to reconcile net income to net cash from operating activities
Depreciation	2,030	1,889
Provision for loan losses	2,500	15,300
Increase in net deferred Federal income tax asset	(475)	(1,300)
Net amortization of investment premium and discount	(253)	(23)
Net increase in interest payable and other liabilities	949	452
Net increase in interest receivable and other assets	(2,184)	(6,226)
Equity Compensation	502	360
Net (gain) loss on sales of securities	(96)	4,901
Increase in cash surrender value of life insurance	(959)	(885)

Net cash provided by operating activities	$12,433	$14,500

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$19,818	$18,639
Proceeds from maturities and redemptions of investment securities available for sale	23,290	6,401
Proceeds from sales of investment securities available for sale	47,737	130,652
Net increase in loans	(11,818)	(34,987)
Proceeds from sales of other real estate owned	1,482	5,279
Proceeds from sales of other assets	219	83
Purchase of investment securities held to maturity	(4,757)	(3,724)
Purchase of bank owned life insurance	(1,584)	(2,238)
Purchase of investment securities available for sale	(63,137)	(84,568)
Purchase of bank premises and equipment	(1,344)	(8,558)

Net cash provided by investing activities	$9,906	$26,979

Cash Flows from Financing Activities
Net decrease in deposits	$(5,983)	$(59,926)
Net increase in short term borrowings	8,200	16,100
Net increase (decrease) in securities sold under repurchase agreements	(5,000)	5,000
Proceeds from issuance of common stock	87	210
Repurchase of common stock	(7,427)	(5,651)
Dividends paid	(8,954)	(8,692)

Net cash used for financing activities	$(19,077)	$(52,959)

Net Increase (Decrease) In Cash and Cash Equivalents	$3,262	$(11,480)

Cash and Cash Equivalents at Beginning Of Period	27,903	37,330

Cash And Cash Equivalents At End Of Period	$31,165	$25,850

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED

			Accumulated
	Additional		Other
	Paid-in	Retained	Comprehensive
Dollars in thousands	Capital	Earnings	Income (Loss)	Total

Balance — January 1, 2007	$6,979	$134,162	$(5,079)	$136,062

Repurchase of Common Stock (571,662 shares)	(7,427)	—	—	(7,427)

Issuance of Common Stock (6,565 shares)	87	—	—	87

Equity Compensation	502	—	—	502

Dividends declared ($0.54 per share)	—	(8,852)	—	(8,852)

Comprehensive income:
Net income	—	10,419	—	10,419
Change in net unrealized loss on securities available for sale — Net of tax effect of $(343)	—	—	639	639
Change in postretirement benefit obligation Net of tax effect of ($119)	—	—	221	221

Total Comprehensive Income				11,279

Balance — September 30, 2007	$141	$135,729	$(4,219)	$131,651

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The unaudited consolidated financial statements include the accounts of MBT Financial Corp. (the “Company”) and its subsidiary, Monroe Bank & Trust (the “Bank”). The Bank includes the accounts of its wholly owned subsidiaries, MBT Credit Company, Inc. and MB&T Financial Services, Inc. The Bank operates twenty-one branches in Monroe County, Michigan and five branches in Wayne County, Michigan. MBT Credit Company, Inc. operates a mortgage loan office in Monroe County. The Bank’s primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Company’s sole business segment is community banking.
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
COMPREHENSIVE INCOME
Accounting principles generally require that revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on securities available for sale and amounts recognized related to postretirement benefit plans (gains and losses, prior service costs, and transition assets or obligations), are reported as a direct adjustment to the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.
BUSINESS SEGMENTS
While the Company’s chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a company wide basis. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable segment.
STOCK-BASED COMPENSATION
On January 1, 2006, the Company adopted SFAS 123(R), “Accounting for Stock Based Compensation” for all share based payments to employees, including grants of stock options and restricted stock units. The amount of compensation is measured at the fair value of the options when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options.
SFAS 123(R) applies to awards granted or modified after January 1, 2006. Compensation cost is also recorded for prior option grants that vest after the date of adoption. The compensation expense recorded under FAS 123(R) in the nine months ended September 30, 2007 and September 30, 2006 was $502,000 and $360,000, respectively.
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
ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board “FASB” issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Calendar year companies are able to adopt FAS 159 for their first quarter 2007 financial statements.
FAS 159 allows the Company to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes to that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.
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

2. EARNINGS PER SHARE
The calculation of net income per common share for the three months ended September 30 is as follows:

	2007	2006

Basic
Net income (loss)	$3,181,000	$(1,118,000)
Less preferred dividends	—	—

Net income (loss) applicable to common stock	$3,181,000	$(1,118,000)

Average common shares outstanding	16,288,696	16,872,826

Earnings (loss) per common share — basic	$0.20	$(0.07)

	2007	2006

Diluted
Net income (loss)	$3,181,000	$(1,118,000)
Less preferred dividends	—	—

Net income (loss) applicable to common stock	$3,181,000	$(1,118,000)

Average common shares outstanding	16,288,696	16,872,826
Stock option adjustment	21,583	21,678

Average common shares outstanding — diluted	16,310,279	16,894,504

Earnings (loss) per common share — diluted	$0.20	$(0.07)

The calculation of net income per common share for the nine months ended September 30 is as follows:

	2007	2006

Basic
Net income	$10,419,000	$32,000
Less preferred dividends	—	—

Net income applicable to common stock	$10,419,000	$32,000

Average common shares outstanding	16,509,813	16,983,826

Earnings per common share — basic	$0.63	$—

	2007	2006

Diluted
Net income	$10,419,000	$32,000
Less preferred dividends	—	—

Net income applicable to common stock	$10,419,000	$32,000

Average common shares outstanding	16,509,813	16,983,826
Stock option adjustment	21,583	26,447

Average common shares outstanding — diluted	16,531,396	17,010,273

Earnings per common share — diluted	$0.63	$0.00

3. STOCK BASED COMPENSATION
The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

		Weighted Average
	Shares	Exercise Price

Options Outstanding, January 1, 2007	510,143	$17.73
Granted	94,500	15.33
Exercised	—	—
Forfeited	—	—

Options Outstanding, September 30, 2007	604,643	$17.36

Options Exercisable, September 30, 2007	407,991	$17.32

On January 2, 2007, performance restricted stock units were awarded to certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000. Each performance stock unit (PSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a three year performance period that ends on December 31, 2009 based on the cumulative earnings per share during that three year period. The PSUs vest on December 31, 2009. There were 23,800 PSUs granted, and none will be considered vested and earned for payment if the Company’s three year cumulative earnings per share are less than $2.91. The expense recorded for the PSUs in accordance with FAS 123(R) was $40,000 in the first nine months of 2007. The total expense for equity based compensation was $502,000 in the first nine months of 2007 and $360,000 in the first nine months of 2006.
4. LOANS
The Bank grants commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan, southern Wayne County, Michigan, and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.
Loans consist of the following (000s omitted):

	September 30,	December 31,
	2007	2006

Residential real estate loans	$495,357	$513,289
Non-residential real estate loans	358,691	328,145
Loans to finance agricultural production and other loans to farmers	6,571	3,739
Commercial and industrial loans	103,192	97,959
Loans to individuals for household, family, and other personal expenditures	44,738	55,443
All other loans (including overdrafts)	315	473

Total loans, gross	1,008,864	999,048
Less: Deferred loan fees	614	771

Total loans, net of deferred loan fees	1,008,250	998,277
Less: Allowance for loan losses	14,323	13,764

	$993,927	$984,513

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
The following table summarizes nonperforming assets (000’s omitted):

	September 30,	December 31,
	2007	2006

Nonaccrual loans	$26,440	$19,152
Loans 90 days past due	105	69
Restructured loans	938	888

Total nonperforming loans	$27,483	$20,109

Other real estate owned	6,389	2,432

Total nonperforming assets	$33,872	$22,541

Nonperforming assets to total assets	2.17%	1.44%
Allowance for loan losses to nonperforming assets	42.29%	61.06%
5. ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows (000’s omitted):

	Nine months ended	Twelve months ended
	September 30, 2007	December 31, 2006

Balance beginning of year	$13,764	$13,625
Provision for loan losses	2,500	16,475
Loans charged off	(3,183)	(18,377)
Recoveries	1,242	2,041

Balance end of period	$14,323	$13,764

For each period, the provision for loan losses in the income statement is based on Management’s estimate of the amount required to maintain an adequate Allowance for Loan Losses.
To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank’s customers, the payment performance of individual loans and pools of homogeneous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, or the loan’s observable market price.
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

6. INVESTMENT SECURITIES
The following is a summary of the Bank’s investment securities portfolio as of September 30, 2007 and December 31, 2006 (000’s omitted):

	September 30, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Market Value	Cost	Market Value

Held to Maturity
Obligations of U.S. Government Agencies	$9	$9	$10	$10
Obligations of States and Political Subdivisions	49,848	50,069	64,928	65,330

	$49,857	$50,078	$64,938	$65,340

	September 30, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Market Value	Cost	Market Value

Available for Sale
Obligations of U.S. Government Agencies	$322,716	$319,903	$326,808	$322,934
Obligations of States and Political Subdivisions	25,738	25,630	23,226	23,129
Other Securities	22,063	22,015	28,004	28,024

	$370,517	$367,548	$378,038	$374,087

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
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for its other lending activities.
Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	September 30,	December 31,
	2007	2006

Commitments to extend credit:
Unused portion of commercial lines of credit	$76,404	$100,265
Unused portion of credit card lines of credit	5,878	5,802
Unused portion of home equity lines of credit	20,746	20,873
Standby letters of credit and financial guarantees written	11,511	12,234
All other off-balance sheet assets	3,622	3,922
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Most commercial lines of credit are secured by real estate mortgages or other collateral, and generally have fixed expiration dates or other termination clauses. Since the lines of credit may expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. Credit card lines of credit have various established expiration dates, but are fundable on demand. Home equity lines of credit are secured by real estate mortgages, a majority of which have ten year expiration dates, but are fundable on demand. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of the collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management’s credit evaluation of the counterparty.
Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and other business transactions.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
MBT Financial Corp. (the “Company) is a bank holding company with one subsidiary, Monroe Bank & Trust (“the Bank”). The Bank is a commercial bank with two wholly owned subsidiaries, MBT Credit Company, Inc. and MB&T Financial Services. MBT Credit Company, Inc. conducts lending operations for the Bank and MB&T Financial Services is an insurance agency which sells insurance policies to the Bank. The Bank operates 21 branch offices in Monroe County, Michigan and 5 offices in Wayne County, Michigan. The Bank’s primary source of income is interest income on its loans and investments and its primary expense is interest expense on its deposits and borrowings.
Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements, due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in the financial and securities markets, including changes with respect to the market value of our financial assets, the availability of and costs associated with sources of liquidity, and the ability of the Company to resolve or dispose of problem loans.
The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
Critical Accounting Policies
The Company’s Allowance for Loan Losses is a “critical accounting estimate” because it is an estimate that is based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Company’s financial condition. These assumptions include, but are not limited to, collateral values and the effect of economic conditions on the financial condition of the borrowers. To determine the Allowance for Loan Losses, the Company estimates losses on all loans that are not classified as non accrual or renegotiated by applying historical loss rates to those loans in accordance with SFAS 5. In addition, all loans that are non accrual or renegotiated are individually tested for impairment. Any amount of monetary impairment is included in the Allowance for Loan Losses in accordance with SFAS 114.
Financial Condition
The flat yield curve environment that began in 2005 started to improve late in the third quarter of 2007. When the flat curve condition existed, the spread between the asset yields and funding costs was narrow, providing little opportunity for profitable growth without increasing exposure to interest rate risk. Throughout this period, the Company maintained a strategy of controlling the decline in its net interest margin by restricting its growth and changing the mix of its assets to increase the percent invested in loans. Compared to September 30, 2006, the loan to asset ratio increased from 63.5% to 64.7% and total assets decreased $28.1 million.
Since December 31, 2006, total loans increased only $9.9 million (1.0%) as weak regional economic conditions resulted in slower loan demand. Total cash and investments decreased $18.4 million (3.8%), and total assets decreased $6.6 million (0.4%). Consumer loans decreased $10.7 million, or 19.3% due to a reduction in lending for autos and other personal expenditures. Loan growth efforts are focused on real estate secured loans, particularly home equity lending. Deposits decreased $6.0 million, or 0.5%, due to the pricing strategies designed to restrict our certificate of deposit growth and control our interest expense. Total capital decreased $4.4 million or 3.2% as the Company repurchased 571,662 shares of its stock for $7.4 million, net income exceeded dividends declared by $1.6 million, and accumulated other comprehensive income increased $0.9 million, primarily due to the increase in the value of securities available for sale. The capital to assets ratio decreased from 8.68% at December 31, 2006 to 8.44% at September 30, 2007.
The amount of nonperforming assets (“NPAs”) increased $11.3 million or 50.3% since year end. NPAs include non performing loans, which increased 36.7% from $20.1 million to $27.5 million, and Other Real Estate Owned (“OREO”), which increased from $2.4 million to $6.4 million. Total problem assets, which includes all NPAs and performing loans internally classified as substandard, only increased $4.5 million, or 7.2%. The Company’s Allowance for Loan and Lease Losses (“ALLL”) increased $559,000 since December 31, 2006, as the provision for loan losses exceeded the net charge offs during the first three quarters of 2007. The ALLL is now 1.42% of loans, compared to 1.38% at year end. The ALLL is 42.3% of NPAs, a decrease from 61.1% at year end. Because a significant portion of the Bank’s lending is secured by real estate, we believe that at this level the ALLL adequately estimates the potential losses in the loan portfolio.
Results of Operations — Third Quarter 2007 vs. Third Quarter 2006
Net Interest Income — A comparison of the income statements for the three months ended September 30, 2006 and 2007 shows a decrease of $712,000, or 6.3% in Net Interest Income. Interest income on loans increased $36,000 or 0.2% as the average loans outstanding decreased $15.1 million but the average yield on loans increased from 6.99% to 7.11%. The interest income on investments and fed funds sold decreased $664,000 as the yield on investments and fed funds sold decreased from 5.30% to 5.28%, and the average amount of investments and fed funds sold decreased $46.4 million. The term structure of interest rates and the local competitive market for deposits caused funding costs to rise faster than asset yields. The interest expense on deposits increased $323,000, or 4.1% as average deposits decreased $27.4 million but the average cost of those deposits increased from 2.83% to 3.02%. The cost of borrowed funds decreased $219,000 as the average amount of borrowed funds decreased $26.2 million and the average cost of the borrowings increased from 5.88% to 6.10%.
Provision for Loan Losses — The Provision for Loan Losses decreased from $8.0 million in the third quarter of 2006 to $1.0 million in the third quarter of 2007 due to a charge related to the sale of $25 million in problem assets in the third quarter of 2006. The provision in the third quarter of 2007 was $250,000 higher than the first two quarters of 2007 in order to increase our Allowance for Loan Losses as regional economic conditions remain weaker than the rest of the country and our non performing loans increased. Net charge offs were $757,000 during the third quarter of 2007, compared to $11.9 million in the third quarter of 2006. Each quarter, the Company conducts a review and analysis of its ALLL to ensure its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions.
Other Income — Non interest income increased $205,000 in the third quarter of 2007 compared to the third quarter of 2006 mainly due to an increase of $111,000, or 10.5% in Wealth Management income. This increase is due to increases in rates charged and market values of wealth management accounts. Bank Owned Life Insurance earnings increased due to an increase in the investment in BOLI from $39.4 million as of September 30, 2006 to $42.2 million at September 30, 2007. Other income increased due to increased ATM and debit card activity.
Other Expenses — Total non interest expenses decreased $176,000 or 1.9% compared to the third quarter of 2006 due to a decrease of $581,000 in losses and write downs on Other Real Estate Owned. Excluding the OREO activity, non interest expenses increased $405,000, or 4.6%. Salaries and Employee Benefits increased $635,000, or 13.4%, as the incentive compensation accrual increased $187,000, the number of full time equivalent employees increased from 416 to 426, and the FAS 123(R) expense increased $42,000. Business development and marketing expense increased $75,000, or 21.4% mainly due to advertising expenses for our new Performance Checking product and costs associated with the debit card rewards program. Professional fees decreased $245,000 due to expenses related to the sale of problem assets in the third quarter of 2006. Various other expenses decreased $60,000, or 1.9%.
As a result of the above activity, the Income Before Income Taxes increased $6.6 million to $4.4 million. The income tax expense increased $2.3 million from a benefit of $1.1 million to an expense of $1.2 million, and reflects an effective tax rate of 26.9%. The Net Profit of $3.2 million is an improvement of $4.3 million from the Loss of $1.1 million in the third quarter of 2006.

Results of Operations — Nine Months Ended September 30, 2007 vs. September 30, 2006
Net Interest Income — A comparison of the income statements for the nine months ended September 30, 2006 and 2007 shows a decrease of $2.8 million, or 8.0% in Net Interest Income. Interest income on loans increased $539,000 or 1.0% as the average loans outstanding decreased $14.2 million but the average yield on loans increased from 7.00% to 7.17%. Even though the yield on investments and fed funds sold increased from 5.10% to 5.28%, the interest income on investments and fed funds sold decreased $1.8 million as the average amount of investments and fed funds sold decreased $62.7 million. The yields on assets increased slightly due to the increases in market interest rates and the restructuring of the investment portfolio that was completed early in the third quarter of 2006. Shorter term market interest rates have increased more rapidly than the longer term rates, causing funding costs to rise faster than asset yields. The interest expense on deposits increased $1.5 million, or 6.6% even though average deposits decreased $46.2 million because the average cost of those deposits increased from 2.68% to 2.98%. The cost of borrowed funds increased $65,000 as the average amount of borrowed funds decreased $19.4 million while the average cost of the borrowings increased from 5.68% to 6.07%.
Provision for Loan Losses — The Provision for Loan Losses decreased from $15.3 million in the first three quarters of 2006 to $2.5 million in the first three quarters of 2007 due to losses related to the sale of problem assets 2006. The provision in 2007 has been sufficient to provide for the net charge offs and to increase our Allowance for Loan Losses as regional economic conditions remain weaker than the rest of the country. Net charge offs were $1.9 million during the first nine months of 2007, compared to $15.4 million in the first nine months of 2006. Each quarter, the Company conducts a review and analysis of its ALLL to ensure its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions.
Other Income — Non interest income increased $5.7 million in the first nine months of 2007 compared to the first nine months of 2006 mainly due to a charge of $5.0 million to restructure a portion of the investment portfolio in 2006. Excluding securities transactions, non interest income increased $746,000, or 6.8%. Wealth Management income increased $197,000, or 6.2%, Origination Fees and Gains on Mortgage Loans Sold increased $134,000, or 31.3%, and Bank Owned Life Insurance earnings increased $74,000 due to an increase in the investment in BOLI. Other income increased due to increased ATM and debit card activity.
Other Expenses — Total non interest expenses decreased $326,000 or 1.2% compared to the first nine months of 2006 due to losses of $1.8 million on sales and write downs of Other Real Estate Owned in 2006. Excluding the OREO activity, non interest expenses increased $1.5 million, or 5.7%. Salaries and Employee Benefits increased $1.2 million, or 7.6%, due to an increase of $352,000 in the incentive compensation accrual, an increase in the number of full time equivalent employees from 417 to 427, and an increase of $143,000 in the FAS 123(R) expense. Occupancy Expense increased $285,000, or 12.5%, compared to the first nine months of 2006 as depreciation increased due to the new headquarters building completed in the third quarter of 2006. Various other expenses increased $32,000, or 0.4%.
As a result of the above activity, the Income Before Income Taxes increased $16.0 million to $14.3 million. The income tax expense increased $5.7 million from a benefit of $1.8 million to an expense of $3.9 million, and reflects a year to date effective tax rate of 27.2%. The Net Profit of $10.4 million is an increase of $10.4 million compared to the profit of $32,000 earned in the first nine months of 2006.

Liquidity and Capital
The Company has maintained sufficient liquidity to fund its loan growth and allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds lines that have been established with correspondent banks, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of September 30, 2007, the Bank utilized $256.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and $11.7 million of its $110 million of federal funds lines with its correspondent banks.
Total stockholders’ equity of the Company was $131.7 million at September 30, 2007 and $136.1 million at December 31, 2006. The ratio of equity to assets was 8.4% at September 30, 2007 and 8.7% at December 31, 2006. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.
The following table summarizes the capital ratios of the Company:

			Minimum to be Well
	September 30, 2007	December 31, 2006	Capitalized
Leverage Capital	8.9%	8.9%	5.0%
Tier 1 Risk Based Capital	12.3%	12.8%	6.0%
Total Risk Based Capital	13.5%	14.0%	10.0%
At September 30, 2007 and December 31, 2006, the Bank was in compliance with the capital guidelines and is considered “well-capitalized” under regulatory standards.
Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank’s earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank’s market risk is monitored monthly and it has not changed significantly since year-end 2006.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Bank faces market risk to the extent that the fair values of its financial instruments are affected by changes in interest rates. The Bank does not face market risk due to changes in foreign currency exchange rates, commodity prices, or equity prices. The asset and liability management process of the Bank seeks to monitor and manage the amount of interest rate risk. This is accomplished by analyzing the differences in repricing opportunities for assets and liabilities, by simulating operating results under varying interest rate scenarios, and by estimating the change in the net present value of the Bank’s assets and liabilities due to interest rate changes.

Each month, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank’s net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of a gradual increase or decrease of 100 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates.
The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first nine months of 2007, the estimated variability of the net interest income was within the Bank’s established policy limits.
The ALCO also monitors interest rate risk by estimating the effect of changes in interest rates on the economic value of the Bank’s equity each month. The actual economic value of the Bank’s equity is first determined by subtracting the fair value of the Bank’s liabilities from the fair value of the Bank’s assets. The fair values are determined in accordance with Statement of Financial Accounting Standards Number 107, Disclosures about Fair Value of Financial Instruments. The Bank estimates the interest rate risk by calculating the effect of market interest rate shocks on the economic value of its equity. For this analysis, the Bank assumes immediate parallel shifts of plus or minus 100 and 200 basis points in interest rates. The discount rates used to determine the present values of the loans and deposits, as well as the prepayment rates for the loans, are based on Management’s expectations of the effect of the rate shock on the market for loans and deposits.
The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank’s equity, in its policy. Throughout the first nine months of 2007, the estimated variability of the economic value of equity was within the Bank’s established policy limits.
The Bank’s interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2006.
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company has a stock repurchase program which it publicly announced on January 9, 2007. On that date, the Board of Directors authorized the repurchase of 1 million of the Company’s common shares, which authorization will expire on December 31, 2007. The following table summarizes the open-market and privately negotiated stock repurchase activity of the Company during the three months ended September 30, 2007:

			Total Number of Shares	Maximum Number of
		Average	Purchased as Part of	Shares that May Yet
	Total Number of	Price Paid	Publicly Announced	Be Purchased Under
	Shares Purchased	per Share	Plans or Programs	the Plans or Programs

July 1, 2007 - July 31, 2007	—	$—	—	661,400
August 1, 2007 - August 31, 2007	112,000	$12.50	112,000	549,400
September 1, 2007 - September 30, 2007	121,062	$12.15	121,062	428,338

Total	233,062	$12.32	233,062
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
No matters to be reported.
Item 6. Exhibits
The following exhibits are filed as a part of this report:
3.1	Restated Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.

3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2004.

31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MBT Financial Corp. (Registrant)

November 7, 2007 Date	By	/s/ H. Douglas Chaffin H. Douglas Chaffin
President & Chief Executive Officer

November 7, 2007	By	/s/ John L. Skibski

Date		John L. Skibski
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
3.1	Restated Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.

3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2004.

31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.