Form 10-K
period 2007-12-31
MBT FINANCIAL CORP
filed 2008-03-17
CIK 1118237

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any of the amendments of this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check One).

          [ ] Large accelerated filer          [X] Accelerated filer

          [ ] Non-accelerated filer            [ ] Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $230.6 million based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

As of March 11, 2007, there were 16,127,870 shares of the registrant's common stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders of MBT Financial Corp. to be held on May 1, 2008 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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

The Bank's primary market area is Monroe County, Michigan. According to the most recent market data, there are ten other deposit taking/lending institutions competing in the Bank's market. According to the most recent market data for deposits, the Bank ranks first in market share in Monroe County with 54.43% of the market. In 2001, the Bank began expanding into Wayne County, Michigan, and currently ranks eighteenth out of twenty-nine institutions with a market share of 0.26%. For the combined Monroe and Wayne County market, the Bank ranks sixth of thirty-two institutions with a market share of 3.18%.

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

EMPLOYEES

MBT Financial Corp. has no employees other than its three officers, each of whom is also an employee and officer of Monroe Bank & Trust and who serve in their capacity as officers of MBT Financial Corp. without compensation. As of December 31, 2007, Monroe Bank & Trust had 394 full-time employees and 20 part-time employees. Monroe Bank & Trust provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services, and a 401(k) plan.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                 AGE    POSITION
------------------   ---    ------------------------------------------------
H. Douglas Chaffin    52    President & Chief Executive Officer
Scott E. McKelvey     48    Executive Vice President, Senior Wealth Management
                            Officer, Monroe Bank & Trust
James E. Morr         61    Executive Vice President, General Counsel, and Chief
                            Risk Officer, Monroe Bank & Trust; Secretary, MBT
                            Financial Corp.
Thomas G. Myers       51    Executive Vice President & Chief Lending Manager,
                            Monroe Bank & Trust
John L. Skibski       43    Executive Vice President & Chief Financial Officer,
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

H. Douglas Chaffin was President & Chief Executive Officer in 2007, 2006, 2005, and 2004, and President & Chief Operating Officer in 2003. Scott E. McKelvey was Executive Vice President, Senior Wealth Management Officer in 2007, and Senior Vice President - Downriver Community President in 2007, 2006, 2005, 2004 and 2003. James E. Morr was Executive Vice President, General Counsel and Chief Risk Officer in 2007 and Executive Vice President, Senior Wealth Management Officer and General Counsel in 2007, 2006, 2005, 2004, and 2003. Thomas G. Myers was Executive Vice President & Chief Lending Manager in 2007, 2006, 2005, 2004 and 2003, and Senior Vice President, Commercial Group Manager in 2003. John L. Skibski was Executive Vice President & Chief Financial Officer in 2007, 2006, 2005 and 2004, and Senior Vice President & Controller in 2003.

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

As of December 31, 2007, more than 80% of the Corporation's loan portfolio was secured by real estate. These types of loans are generally viewed as lower risk of default than commercial and industrial or consumer loans. The Corporation's loan portfolio contains a significant amount of non-performing loans. The Corporation's portfolio also contains some loans with relatively large balances, and the deterioration of one or a few of these large loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation's financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

MBT Financial Corp. does not conduct any business other than its ownership of Monroe Bank & Trust's stock. MBT Financial Corp. operates its business from Monroe Bank & Trust's headquarters facility. Monroe Bank & Trust operates its business from its main office complex and 25 full service branches in the counties of Monroe and Wayne, Michigan. In addition, MBT Credit Company, Inc., a wholly owned subsidiary of Monroe Bank & Trust, operates a mortgage loan origination office in Monroe, Michigan. The Bank owns its main office complex and 23 of its branches. The remaining two branches and the MBT Credit Company, Inc. locations are leased.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to the vote of holders of MBT Financial Corp. securities during the fourth quarter of 2007.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock consists of 16,124,997 shares with a book value of $7.90. Dividends declared on common stock during 2007 amounted to $.72 per share. The common stock is traded on the NASDAQ Global Select Market under the symbol MBTF. Below is a schedule of the high and low trading price for the past two years by quarter. These prices represent those known to Management, but do not necessarily represent all transactions that occurred.

                    2007              2006
              ---------------   ---------------
               HIGH      LOW     HIGH      LOW
              ------   ------   ------   ------
1st quarter   $15.48   $12.26   $18.01   $15.80
2nd quarter   $14.60   $12.12   $17.10   $15.46
3rd quarter   $14.04   $11.15   $16.58   $14.45
4th quarter   $12.25   $ 8.30   $15.95   $14.44

Dividends declared during the past three years on a quarterly basis were as follows:

               2007    2006    2005
              -----   -----   -----
1st quarter   $0.18   $0.17   $0.16
2nd quarter   $0.18   $0.17   $0.16
3rd quarter   $0.18   $0.18   $0.17
4th quarter   $0.18   $0.18   $0.17

As of December 31, 2007, the number of holders of record of the Corporation's common shares was 1,253. Management's present expectation is that dividends will continue to be paid in the future.

The following table summarizes the repurchase activity of the Corporation's common stock during the three months ended December 31, 2007:

                                                            Average        Total Number of Shares      Maximum Number of Shares that
                                        Total Number of   Price Paid   Purchased as Part of Publicly     May Yet Be Purchased Under
                                       Shares Purchased    per Share    Announced Plans or Programs        the Plans or Programs
                                       ----------------   ----------   -----------------------------   -----------------------------
October 1, 2007 - October 31, 2007          11,700         $ 10.30                  11,700                        416,638
November 1, 2007 - November 30, 2007        16,000         $ 10.10                  16,000                        400,638
December 1, 2007 - December 31, 2007            --         $    --                      --                        400,638
                                            ------         -------                  ------
Total                                       27,700         $ 10.19                  27,700
                                            ------         -------                  ------

The stock was repurchased pursuant to an authorization granted by the Corporation's Board of Directors on December 21, 2006. The authorization allowed the purchase of up to 1 million shares of the Corporation's stock during 2007. On December 20, 2007 the Board of Directors approved a new authorization to purchase up to 1 million shares in 2008.

The following graph shows a comparison of cumulative total shareholder returns for the Corporation, the Nasdaq Composite Index, and the Nasdaq Bank Index for the five year period ended December 31, 2007. The total shareholder return assumes a $100 investment in the common stock of the Corporation, and each index on December 31, 2002 and that all dividends were reinvested.

                                (PERFORMANCE GRAPH)

                                               PERIOD ENDING
                      ---------------------------------------------------------------
INDEX                 12/31/02   12/31/03   12/31/04   12/31/05   12/31/06   12/31/07
-----                 --------   --------   --------   --------   --------   --------
MBT Financial Corp.    100.00     127.34     185.31     133.76     132.16      80.78
NASDAQ Composite       100.00     150.01     162.89     165.13     180.85     198.60
NASDAQ Bank            100.00     129.93     144.21     137.97     153.15     119.35

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the five years ended December 31, 2007 are derived from the audited Consolidated Financial Statements of the Corporation. The financial data set forth below contains only a portion of our financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA

Dollar amounts are in thousands,
except per share data                        2007          2006          2005          2004          2003
--------------------------------         -----------   -----------   -----------   -----------   -----------
CONSOLIDATED STATEMENTS OF INCOME
Interest Income                          $    93,551   $    95,923   $    89,695   $    79,703   $    77,774
Interest Expense                              50,782        49,288        38,583        26,998        27,467
                                         -----------   -----------   -----------   -----------   -----------
Net Interest Income                           42,769        46,635        51,112        52,705        50,307
Provision for Loan Losses                     11,407        16,475         6,906         2,491         8,005
                                         -----------   -----------   -----------   -----------   -----------
Net Interest Income after
   Provision for Loan Losses                  31,362        30,160        44,206        50,214        42,302
Other Income                                  15,634         9,542        14,449        13,776        13,803
Other Expenses                                37,234        36,308        33,818        32,616        30,179
                                         -----------   -----------   -----------   -----------   -----------
Income before Provision
   for Income Taxes                            9,762         3,394        24,837        31,374        25,926
Provision for
   Income Taxes                                2,049          (379)        6,858         8,775         6,611
                                         -----------   -----------   -----------   -----------   -----------
Net Income                               $     7,713   $     3,773   $    17,979   $    22,599   $    19,315
                                         -----------   -----------   -----------   -----------   -----------
Net Income available to
   Common Shareholders                   $     7,713   $     3,773   $    17,979   $    22,599   $    19,315
                                         -----------   -----------   -----------   -----------   -----------
PER COMMON SHARE
Basic Net Income                         $      0.47   $      0.22   $      1.04   $      1.30   $      1.02
Diluted Net Income                              0.47          0.22          1.03          1.29          1.01
Cash Dividends Declared                         0.72          0.70          0.66          0.62          0.58
Book Value at Year End                          7.90          8.14          8.82          8.89          8.20
Average Common Shares
   Outstanding                            16,415,425    16,941,432    17,334,376    17,444,165    19,026,369
                                         -----------   -----------   -----------   -----------   -----------
CONSOLIDATED BALANCE SHEETS (YEAR END)
Total Assets                             $ 1,556,806   $ 1,566,819   $ 1,638,356   $ 1,552,279   $ 1,457,788
Total Securities                             438,058       439,025       533,709       505,441       508,482
Loans, Net of Deferred Loan Fees           1,002,259       998,998       989,311       945,881       863,850
Allowance for Loan Losses                     20,222        13,764        13,625        13,800        14,500
Deposits                                   1,109,980     1,116,057     1,184,710     1,100,711     1,039,117
Borrowings                                   304,800       300,000       291,500       286,500       270,000
Total Shareholders' Equity                   127,447       136,062       151,619       155,346       143,446
                                         -----------   -----------   -----------   -----------   -----------
SELECTED FINANCIAL RATIOS
Return on Average Assets                        0.50%         0.24%         1.13%         1.55%         1.33%
Return on Average Equity                        5.77%         2.60%        11.57%        15.18%        11.39%
Net Interest Margin                             2.99%         3.12%         3.42%         3.75%         3.67%
Dividend Payout Ratio                         152.40%       313.16%        63.52%        47.88%        56.14%
Allowance for Loan Losses
   to Period End Loans                          2.02%         1.38%         1.38%         1.69%         1.68%
Allowance for Loan Losses
   to Non Performing Loans                     59.60%        61.06%        51.49%        34.57%        30.41%
Non Performing Loans
   to Period End Loans                          3.39%         2.26%         2.67%         4.22%         5.50%
Net Charge Offs to Average Loans                0.49%         1.62%         0.71%         0.35%         0.72%
                                         -----------   -----------   -----------   -----------   -----------

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

CRITICAL ACCOUNTING POLICIES - The Bank's Allowance for Loan Losses is a "critical accounting estimate" because it is an estimate that is based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Corporation's financial condition. These assumptions include, but are not limited to, collateral values and the effect of economic conditions on the financial condition of the borrowers. To determine the Allowance for Loan Losses, the Bank estimates losses on all loans that are not classified as non-accrual or renegotiated by applying historical loss rates to those loans in accordance with SFAS 5. In addition, all loans that are nonaccrual or renegotiated are individually tested for impairment. Any amount of monetary impairment is included in the Allowance for Loan Losses in accordance with SFAS 114. Management is of the opinion that the Allowance for Loan Losses of $20,222,000 as of December 31, 2007 was adequate.

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of fair value or the loan carrying amount at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by Management and the assets are carried at the lower of carrying amount or fair value less cost to sell.

RECENT ACCOUNTING PRONOUNCEMENTS - In April 2007 the Company elected early adoption of FAS 159 as of January 1, 2007. FAS 159 allows the Company to choose to measure eligible financial assets and liabilities at fair value. The Company did not select any financial assets or liabilities for fair value measurement, but elected early adoption in order to be able to apply the fair value option to financial assets and liabilities acquired prior to the effective date of the statement. Upon early adoption of FAS 159, the company concurrently adopted FAS 157, subject to the deferral provision provided in FSP 157-2.

RESULTS OF OPERATIONS - Net Income increased 104.4% from $3.8 million in 2006 to $7.7 million in 2007. The improvement in earnings was due to decreases in the provision for loan losses and in losses on sales of investment securities. The primary source of earnings for the Bank is its net interest income, which decreased $3.9 million, or 8.3% compared to 2006. Net interest income decreased because the average earning assets decreased $64.9 million and the net interest margin decreased from 3.12% to 2.99%. The flat yield curve environment that began in 2005 persisted through most of 2007, and we continued our strategy to control the decline in the margin by restricting asset growth. This strategy was successful on the asset side of the balance sheet as our average earning asset mix changed from 32% investments and 68% loans to 30% investments and 70% loans. This contributed to the increase in the yield on earning assets from 6.42% in 2006 to 6.54% in 2007. Although we improved the yield on earning assets, interest income decreased $2.4 million as the negative impact of the smaller asset size was greater than the positive impact of the higher yield, as shown in the table on page 17. The interest expense increased in 2007 because the benefit from the smaller amount of interest bearing liabilities was exceeded by the increase in the cost of funds. Even though market interest rates began to decline in the second half of 2007, competitive pressure caused increases in the cost of deposits, particularly Money Market Deposit Accounts (MMDAs) and Certificates of Deposits (CDs). We also experienced an increase in the cost of most of our borrowed funds. Our variable rate borrowed funds pricing is tied to the 3 month LIBOR, which increased in the third quarter of 2007 while most other short term rates decreased.

The provision for loan losses decreased 30.8% from $16.5 million to $11.4 million in 2007. The 2006 provision included $10.4 million to write down the value of problem loans prior to their sale in the third quarter. A rapid decline in economic conditions in southeast Michigan in 2007 caused non performing assets to increase, and we increased our allowance for loan losses from 1.38% of loans as of December 31, 2006 to 2.02% as of December 31, 2007.

Other income increased $6.1 million in 2007 compared to 2006. Wealth management income improved $309,000 or 7.2% due to increases in the rates charged for trust services. Deposit account services charges increased 1% due to increases in insufficient funds and stop payment fees collected. The loss on the sale of investment securities decreased $5.0 million due to the large loss recorded in 2006 as the result of an investment portfolio restructuring. Origination fees on mortgage loans sold increased 23% compared to 2006 as the interest rate environment made it more attractive for residential mortgage loan customers to refinance from variable rate loans which we hold in our portfolio to fixed rate loans, which we originate for sale. Income on our bank owned life insurance portfolio increased 13.3% due to an improvement in the policy yields and an increase of 7.3% in the policy value outstanding. The $433,000, or 17.9% increase in other non interest income is mainly due to increases of $187,000 in ATM interchange income and $132,000 in commissions on brokerage services. Both of these increases were the result of significant increases in activity levels.

Other expenses increased $926,000, or 2.6% in 2007. Our largest expense is salaries and benefits for our employees, which increased $1.8 million compared to 2006 as our average number of full time equivalent employees increased from 416 to 420. Salary expense increased $0.6 million, incentive compensation increased $1.0 million, and benefits increased $0.2 million. The $333,000 increase in occupancy expense was due to increases in depreciation and property taxes, primarily due to our new headquarters building which was completed in the third quarter of 2006. Professional fees decreased due to expenses from the sale of problem assets in 2006, and losses on the sale of other real estate owned also decreased due to the losses on the 2006 asset sale.

Income before the provision for income taxes increased $6.4 million, or 187.6% in 2007. Our federal income tax provision in 2007 was $2.0 million, for an effective tax rate of 21.0%. Due to our tax exempt income on municipal securities, we recorded a tax benefit of $379,000 on taxable income of $3,394,000 in 2006. Net Income increased $3.9 million, or 104.4% to $7,713,000.

Net Income decreased 79.0% in 2006 from $18.0 million to $3.8 million as the bank conducted strategic initiatives to abate the reduction in its net interest margin and improve its asset quality. In the second quarter the Bank sold $83 million of its federal agency securities portfolio at a loss of $5.0 million, reinvesting the proceeds in federal agency securities that provided higher yields. In the third quarter, the Bank sold $25.0 million of credit related assets, including non-performing loans, troubled performing loans, and Other Real Estate Owned. This sale required a charge to the Provision for Loan Losses of $10.4 million.

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

Earnings for the Bank are usually highly reflective of the Net Interest Income. In 2005, The Federal Open Market Committee (FOMC) of the Federal Reserve raised the fed funds rate at each of their eight meetings, increasing the rate from 2.25% to 4.25%. During this time, the yield on the ten-year U. S. Treasury Note only increased from 4.22% to 4.39%. This flattening of the yield curve began to cause our net interest margin to decline as our cost of funds increased faster than our asset yields. The FOMC continued to raise rates in 2006, bringing the fed funds rate to 5.25% in the second quarter. Longer term market rates began to drop in 2007 and the treasury yield curve inverted, which had a negative impact on the Bank's Net Interest Margin. Loan and investment yields follow long term market yields, and the yield on our loans increased slightly, from 6.71% in 2005 to 7.02% in 2006 and 7.12% in 2007. The yields on our investment securities also increased slightly, from 4.75% in 2005 to 5.15% in 2006 and 5.19% in 2007. Funding costs are more closely tied to the short term rates, and the average cost of our deposits increased more rapidly, from 2.08% in 2005 to 2.73% in 2006 and 2.97% in 2007, and our average cost of borrowed funds also increased quickly, from 5.05% in 2005 to 5.77% in 2006 and 6.05% in 2007. This caused our net interest margin to decline from 3.42% in 2005 to 3.12% in 2006 and 2.99% in 2007. As a result, the net interest income decreased 8.3% in 2007. The average cost of interest bearing deposits was 3.41%, 3.16%, and 2.42% for 2007, 2006, and 2005, respectively. The following table shows selected financial ratios for the same three years.

                                    2007     2006     2005
                                   ------   ------   -----
Return on Average Assets             0.50%    0.24%   1.13%
Return on Average Equity             5.77%    2.60%  11.57%
Dividend Payout Ratio              152.40%  313.16%  63.52%
Average Equity to Average Assets     8.68%    9.05%   9.76%

BALANCE SHEET ACTIVITY - Due to the flat yield curve environment and weak economic conditions, the Company adopted a balance sheet strategy that involved selective asset growth and active capital management. Investment security maturities were used to fund deposit reductions and stock repurchases. The marketable investment securities portfolio decreased $14.1 million while deposits decreased $6.1 million. The investment portfolio primarily consists of mortgage backed securities and debentures issued by government agencies and debt securities issued by states and political subdivisions. We do not invest in auction rate securities, perpetual preferred securities, or similar investments which have recently caused problems for investors. Our loan growth has been slow due to the local economic conditions. With the forecast for the economic weakness to spread throughout the country, we do not expect a significant increase in loans in 2008. Deposits decreased slightly in 2007 as we did not price deposits as aggressively as the regional banks that we compete with locally. We began to offer a high yield demand deposit account product in 2007, which led to an increase in our interest bearing deposits and a decrease in our non interest bearing deposits. The yield curve is returning to a normal shape, and we anticipate that we will experience some deposit growth in 2008 as our pricing becomes more competitive.

ASSET QUALITY - The Corporation uses an internal loan classification system as a means of tracking and reporting problem and potential problem credit assets. Loans that are rated one to four are considered "pass" or high quality credits, loans rated five are "watch" credits, and loans rated six and higher are "problem assets", which includes non performing loans. Non performing assets include all loans that are 90 days or more past due, non accrual loans, Other Real Estate Owned (OREO), and renegotiated debt. In the third quarter of 2006, the Corporation sold $25 million of problem assets, which reduced its problem asset total to $62.9 million, or 4.0% of total assets. Asset quality continued to improve through the first quarter of 2007, with total problem assets declining to $58.7 million, or 3.8% of total assets. Throughout this time, economic conditions in southeast Michigan remained worse than the national average, with increasing unemployment, decreasing property values, and high foreclosure rates. As economic conditions continued to deteriorate and the subprime lending crisis worsened in the fourth quarter of 2007, problem assets increased to $87.5 million, or 5.6% of total assets at December 31, 2007.

The Corporation does not engage in the type of predatory lending practices that resulted in the subprime crisis, however, the Corporation has made residential real estate loans to borrowers that meet the regulatory definition of subprime. As of December 31, 2007, the amount of subprime residential mortgage loans was $81.5 million. The percent of these loans that were 30 days or more past due on December 31, 2007 was 10.5%, compared to 1.8% for the rest of the residential mortgage loan portfolio. The past due percentages for both the prime and subprime portions of our residential mortgage loan portfolio are significantly better than the national averages. Although subprime lending has not directly had a significant negative impact on our asset quality, the subprime crisis contributed to the decrease in real estate collateral values, which has caused us to increase our Allowance for Loan Losses and to write down the value of some of our Other Real Estate Owned assets.

LIQUIDITY AND CAPITAL - The Corporation has maintained sufficient liquidity to fund its loan growth and allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds lines that have been established with correspondent banks, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of December 31, 2007, the Bank utilized $256.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and $13.3 million of its $110 million of federal funds lines with its correspondent banks.

Total stockholders' equity of the Corporation was $127.4 million at December 31, 2007 and $136.1 million at December 31, 2006. The ratio of equity to assets was 8.2% at December 31, 2007 and 8.7% at December 31, 2006. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Corporation:

                            December 31, 2007   December 31, 2006   Minimum to be Well Capitalized
                            -----------------   -----------------   ------------------------------
Leverage Capital                   8.4%                8.9%                       5.0%
Tier 1 Risk Based Capital         11.8%               12.8%                       6.0%
Total Risk Based Capital          13.1%               14.0%                      10.0%

At December 31, 2007 and December 31, 2006, the Bank was in compliance with the capital guidelines and is considered "well capitalized" under regulatory standards. During 2007 the Corporation expanded its internal policy on capital management to include a minimum level for each of the three capital ratios that is higher than the regulatory "well capitalized" minimums. Throughout 2007 the Corporation's capital level exceeded its policy minimums. The Corporation expects to be able to maintain its current dividend payment and meet its capital policy requirements for the foreseeable future. However, the Corporation's Board of Directors reviews the capital levels and dividend payment each quarter, and may choose to alter the dividend payment in order to maintain capital if unanticipated events have a significant negative impact on earnings.

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

                                                                         Held to Maturity
                                              ---------------------------------------------------------------------
                                                December 31, 2007       December 31, 2006       December 31, 2005
                                              ---------------------   ---------------------   ---------------------
                                                          Estimated               Estimated               Estimated
                                              Amortized     Market    Amortized     Market    Amortized     Market
                                                 Cost       Value        Cost       Value        Cost       Value
                                              ---------   ---------   ---------   ---------   ---------   ---------
U.S. Government agency and corporation
   obligations                                 $     7     $     8     $    10     $    10     $    11     $    12
Securities issued by states and political
   subdivisions in the U.S.                     44,727      45,036      64,928      65,330      76,456      77,293
Other domestic securities (debt and equity)         --          --          --          --          --          --
                                               -------     -------     -------     -------     -------     -------
Total                                          $44,734     $45,044     $64,938     $65,340     $76,467     $77,305
                                               =======     =======     =======     =======     =======     =======
Pledged securities                             $ 6,650     $ 6,695     $ 4,209     $ 4,258     $13,863     $14,125
                                               =======     =======     =======     =======     =======     =======

                                                                        Available for Sale
                                              ---------------------------------------------------------------------
                                                December 31, 2007       December 31, 2006       December 31, 2005
                                              ---------------------   ---------------------   ---------------------
                                                          Estimated               Estimated               Estimated
                                              Amortized     Market    Amortized     Market    Amortized     Market
                                                 Cost       Value        Cost       Value        Cost       Value
                                              ---------   ---------   ---------   ---------   ---------   ---------
U.S. Government agency and corporation
   obligations (excluding mortgage-backed
   securities)                                 $330,505    $330,178    $326,808    $322,934    $358,412    $351,074
Securities issued by states and political
   subdivisions in the U.S.                      27,046      27,134      23,226      23,129      26,206      26,081
Other domestic securities (debt and equity)      23,081      22,926      28,004      28,024      67,098      66,866
                                               --------    --------    --------    --------    --------    --------
Total                                          $380,632    $380,238    $378,038    $374,087    $451,716    $444,021
                                               ========    ========    ========    ========    ========    ========
Pledged securities                             $345,255    $344,975    $325,445    $321,477    $316,379    $309,552
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

                                                                          Years Ended December 31,
                                        -------------------------------------------------------------------------------------------
                                                     2007                           2006                           2005
                                        -----------------------------  -----------------------------  -----------------------------
                                          Average   Interest             Average   Interest             Average   Interest
                                           Daily     Earned   Average     Daily     Earned   Average     Daily     Earned   Average
        (Dollars in Thousands)            Balance    or Paid   Yield     Balance    or Paid   Yield     Balance    or Paid   Yield
--------------------------------------  ----------  --------  -------  ----------  --------  -------  ----------  --------  -------
Investments
   Obligations of US
      Government Agencies               $  315,338   $16,918   5.37%   $  331,600   $16,778   5.06%   $  343,348   $15,878    4.62%
   Obligations of States &
      Political Subdivisions(1)             77,391     3,177   4.11%       90,032     4,356   4.84%      105,373     5,036    4.78%
   Other Securities                         34,137     2,067   6.06%       61,756     3,768   6.10%       75,602     3,986    5.27%
                                        ----------   -------   ----    ----------   -------   -----   ----------   -------    ----
Total Investments                          426,866    22,162   5.19%      483,388    24,902   5.15%      524,323    24,900    4.75%
                                        ----------   -------   ----    ----------   -------   -----   ----------   -------    ----
Loans
      Commercial                           662,176    48,058   7.26%      654,945    46,987   7.17%      621,365    41,971    6.75%
      Mortgage                             221,594    13,405   6.05%      228,960    13,746   6.00%      213,645    12,946    6.06%
      Consumer                             116,569     9,782   8.39%      126,074    10,217   8.10%      127,046     9,661    7.60%
                                        ----------   -------   ----    ----------   -------   -----   ----------   -------    ----
Total Loans(2)                           1,000,339    71,245   7.12%    1,009,979    70,950   7.02%      962,056    64,578    6.71%
Federal Funds Sold                           2,774       144   5.19%        1,553        71   4.57%        7,687       217    2.82%
                                        ----------   -------   ----    ----------   -------   -----   ----------   -------    ----
Total Interest Earning Assets            1,429,979    93,551   6.54%    1,494,920    95,923   6.42%    1,494,066    89,695    6.00%
Cash & Due From Banks                       23,171                         24,421                         24,839
Interest Receivable and Other Assets        86,853                         81,629                         71,724
                                        ----------                     ----------                     ----------
Total Assets                            $1,540,003                     $1,600,970                     $1,590,629
                                        ==========                     ==========                     ==========
Savings Accounts                        $   95,646   $   214   0.22%   $  106,065   $   264   0.25%   $  119,437   $   298    0.25%
NOW Accounts                                68,637       252   0.37%       66,394       165   0.25%       66,900       169    0.25%
Money Market Deposits                      286,655     9,830   3.43%      289,849     9,846   3.40%      294,070     5,561    1.89%
Certificates of Deposit                    498,952    22,126   4.43%      512,780    20,574   4.01%      494,974    17,551    3.55%
Federal Funds Purchased                     10,019       518   5.17%       18,913       981   5.19%        8,613       287    3.33%
Repurchase Agreements                       36,959     1,644   4.45%       37,836     1,564   4.13%       32,164     1,055    3.28%
FHLB Advances                              256,500    16,198   6.32%      256,500    15,894   6.20%      256,500    13,662    5.33%
                                        ----------   -------   ----    ----------   -------   -----   ----------   -------    ----
Total Interest Bearing Liabilities       1,253,368    50,782   4.05%    1,288,337    49,288   3.83%    1,272,658    38,583    3.03%
Non-interest Bearing Deposits              141,269                        154,327                        156,289
Other Liabilities                           11,676                         13,456                          6,313
                                        ----------                     ----------                     ----------
Total Liabilities                        1,406,313                      1,456,120                      1,435,260
Stockholders' Equity                       133,690                        144,850                        155,369
                                        ----------                     ----------                     ----------
Total Liabilities & Stockholders'
   Equity                               $1,540,003                     $1,600,970                     $1,590,629
                                        ==========                     ==========                     ==========
Net Interest Income                                  $42,769                        $46,635                        $51,112
Interest Rate Spread                                           2.49%                          2.59%                           2.97%
Net Interest Income as a percent of
   average earning assets                                      2.99%                          3.12%                           3.42%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities for the period indicated:

                                                         Years Ended December 31,
                              ------------------------------------------------------------------------------
                                   2007 versus 2006           2006 versus 2005          2005 versus 2004
                                    Changes due to             Changes due to            Changes due to
                                increased (decreased)      increased (decreased)      increased (decreased)
                              -------------------------  -------------------------  ------------------------
   (Dollars in Thousands)       Rate    Volume    Net      Rate    Volume    Net      Rate   Volume    Net
----------------------------  -------  -------  -------  -------  -------  -------  -------  ------  -------
       Interest Income
Investments
   Obligations of US
      Government Agencies     $   963  $  (823) $   140  $ 1,443  $  (543) $   900  $ 1,051  $1,737  $ 2,788
   Obligations of States &
      Political Subdivisions     (567)    (612)  (1,179)      53     (733)    (680)     (80)   (497)    (577)
   Other Securities               (16)  (1,685)  (1,701)     512     (730)    (218)     366     290      656
                              -------  -------  -------  -------  -------  -------  -------  ------  -------
Total Investments                 380   (3,120)  (2,740)   2,008   (2,006)       2    1,337   1,530    2,867
                              -------  -------  -------  -------  -------  -------  -------  ------  -------
Loans
   Commercial                     618      478    1,096    2,748    2,268    5,016    4,346   1,261    5,607
   Mortgage                        76     (442)    (366)    (128)     928      800     (503)  1,232      729
   Consumer                       335     (770)    (435)     630      (74)     556       75     507      582
                              -------  -------  -------  -------  -------  -------  -------  ------  -------
Total Loans                     1,029     (734)     295    3,250    3,122    6,372    3,918   3,000    6,918
Federal Funds Sold                 19       55       74       27     (173)    (146)     (87)    120       33
                              -------  -------  -------  -------  -------  -------  -------  ------  -------
Total Interest Income           1,428   (3,799)  (2,371)   5,285      943    6,228    5,168   4,650    9,818

      Interest Expense
Savings Accounts                  (25)     (26)     (51)       0      (33)     (33)      (3)    (24)     (27)
NOW Accounts                       81        6       87       (3)      (1)      (4)       3      (6)      (3)
Money Market Deposits              93     (109)     (16)   4,365      (80)   4,285    3,229    (280)   2,949
Certificates of Deposit         2,107     (555)   1,552    2,392      631    3,023    2,119   3,617    5,736
Federal Funds Purchased            (2)    (461)    (463)     350      344      694      160    (363)    (203)
Repurchase agreements             117      (36)      81      322      186      508       51     582      633
FHLB Advances                     304        0      304    2,232        0    2,232    1,836     664    2,500
                              -------  -------  -------  -------  -------  -------  -------  ------  -------
Total Interest Expense          2,675   (1,181)   1,494    9,658    1,047   10,705    7,395   4,190   11,585
                              -------  -------  -------  -------  -------  -------  -------  ------  -------
Net Interest Income           $(1,247) $(2,618) $(3,865) $(4,373) $  (104) $(4,477) $(2,227) $  460  $(1,767)
                              =======  =======  =======  =======  =======  =======  =======  ======  =======

Due to a variety of reasons, including volatile interest rates in the past and successful bidding in securing local municipal deposits, we have attempted, for the last several years, to maintain a liquid investment position. The percentage of securities held as Available for Sale was 89% as of December 31, 2007 and 85% as of December 31, 2006. The percentage of securities that mature within five years was 21% as of December 31, 2007 and December 31, 2006. The following table presents the scheduled maturities for each of the investment categories, and the average yield on the amounts maturing. The yields presented for the Obligations of States and Political Subdivisions are not tax equivalent yields. The interest income on these securities is exempt from federal income tax. The Corporation's statutory federal income tax rate was thirty-four percent in 2007.

                                                                       Maturing
                                   --------------------------------------------------------------------------------
                                   Within 1 year    1 - 5 years     5 - 10 Years    Over 10 Years        Total
                                   -------------  --------------  ---------------  ---------------  ---------------
      (Dollars in Thousands)       Amount  Yield   Amount  Yield   Amount   Yield   Amount   Yield   Amount   Yield
---------------------------------  ------  -----  -------  -----  --------  -----  --------  -----  --------  -----
Obligations of US
   Government Agencies             $   --   0.00% $25,661   4.99% $108,044   5.05% $196,480   5.42% $330,185   5.27%
Obligations of States & Political
   Subdivisions                     7,372   4.95%  30,815   4.68%   24,103   4.32%    9,571   4.66%   71,861   4.58%
Other Securities                       --   0.00%   1,026   7.41%       --   0.00%   21,900   7.75%   22,926   7.73%
                                   ------   ----  -------   ----  --------   ----  --------   ----  --------   ----
   Total                           $7,372   4.95% $57,502   4.87% $132,147   4.92% $227,951   5.61% $424,972   5.28%
                                   ======   ====  =======   ====  ========   ====  ========   ====  ========   ====


Our loan policies also reflect our awareness of the need for liquidity. We have short average terms for most of our loan portfolios, in particular real estate mortgages, the majority of which are normally written for five years or less. The following table shows the maturities or repricing opportunities (whichever is earlier) for the Bank's interest earning assets and interest bearing liabilities at December 31, 2007. The repricing assumptions shown are consistent with those established by the Bank's Asset and Liability Management Committee
(ALCO). Savings accounts and interest bearing demand deposit accounts are non-maturing, variable rate deposits, which may reprice as often as daily, but are not included in the zero to six month category because in actual practice, these deposits are only repriced if there is a large change in market interest rates. The effect of including these accounts in the zero to six-month category is depicted in a subsequent table. Money Market deposits are also non-maturing, variable rate deposits, however, these accounts are included in the zero to six-month category because they may get repriced following smaller changes in market rates.

                                      Assets/Liabilities at December 31, 2007, Maturing or Repricing in:
                                     -------------------------------------------------------------------
                                       0 - 6       6 - 12      1 - 2       2 - 5     Over 5       Total
      (Dollars in Thousands)           Months      Months      Years       Years      Years      Amount
----------------------------------   ---------   ---------   ---------   --------   --------   ----------
   Interest Earning Assets
US Treas Secs & Obligations of
   US Gov't Agencies                 $ 159,731   $  16,197   $  26,672   $ 26,542   $101,888   $  331,030
Obligations of States & Political
   Subdivisions                         16,833      10,576       6,081     20,162     17,880       71,532
Other Securities                        33,074       1,000       1,000         --         --       35,074
Commercial Loans                       230,374      59,267      89,734    270,485      2,900      652,760
Mortgage Loans                          17,232      34,466      44,550     80,912     37,797      214,957
Consumer Loans                          30,358       8,429      13,961     41,590     12,583      106,921
                                     ---------   ---------   ---------   --------   --------   ----------
Total Interest Earning Assets        $ 487,602   $ 129,935   $ 181,998   $439,691   $173,048   $1,412,274
                                     ---------   ---------   ---------   --------   --------   ----------
      Interest Bearing Liabilities
Savings Deposits                     $ 311,365   $      --   $      --   $     --   $     --   $  311,365
Other Time Deposits                    218,658      65,266     156,409     67,979        272      508,584
FHLB Advances                          123,000          --      15,000    118,500         --      256,500
Repurchase Agreements                    5,000          --          --     15,000     15,000       35,000
Federal Funds Borrowed                  13,300          --          --         --         --       13,300
                                     ---------   ---------   ---------   --------   --------   ----------
Total Interest Bearing Liabilities   $ 671,323   $  65,266   $ 171,409   $201,479   $ 15,272   $1,124,749
                                     ---------   ---------   ---------   --------   --------   ----------
Gap                                  $(183,721)  $  64,669   $  10,589   $238,212   $157,776   $  287,525
Cumulative Gap                       $(183,721)  $(119,052)  $(108,463)  $129,749   $287,525   $  287,525
Sensitivity Ratio                         0.73        1.99        1.06       2.18      11.33         1.26
Cumulative Sensitivity Ratio              0.73        0.84        0.88       1.12       1.26         1.26

If savings and interest bearing demand deposit accounts were included in the zero to six months category, the Bank's gap would be as shown in the following table:

                                       Assets/Liabilities at December 31, 2007, Maturing or Repricing in:
                                     --------------------------------------------------------------------
                                        0-6         6-12        1-2         2-5      Over 5
                                       Months      Months      Years       Years      Years       Total
                                     ---------   ---------   ---------   --------   --------   ----------
Total Interest Earning Assets        $ 487,602   $ 129,935   $ 181,998   $439,691   $173,048   $1,412,274
Total Interest Bearing Liabilities   $ 835,703   $  65,266   $ 171,409   $201,479   $ 15,272   $1,289,129
                                     ---------   ---------   ---------   --------   --------   ----------
Gap                                  $(348,101)  $  64,669   $  10,589   $238,212   $157,776   $  123,145
Cumulative Gap                       $(348,101)  $(283,432)  $(272,843)  $(34,631)  $123,145   $  123,145
Sensitivity Ratio                         0.58        1.99        1.06       2.18      11.33         1.10
Cumulative Sensitivity Ratio              0.58        0.69        0.75       0.97       1.10         1.10

The amount of loans due after one year with floating interest rates is $227,256,000.

The following table shows the remaining maturity for Certificates of Deposit with balances of $100,000 or more as of December 31 (000s omitted):

                            Years Ended December 31,
                         ------------------------------
(Dollars in Thousands)     2007       2006       2005
----------------------   --------   --------   --------
Maturing Within
   3 Months              $ 62,901   $ 80,897   $107,782
   3 - 6 Months            35,370     25,343     29,286
   6 - 12 Months           18,218     23,107      9,312
   Over 12 Months          38,830     27,393     56,781
                         --------   --------   --------
Total                    $155,319   $156,740   $203,161
                         ========   ========   ========

For 2008, we expect the FOMC to lower short term managed rates as the slow economic activity and increasing unemployment will present a greater risk to economic stability than inflation. The fed changed to a more accommodative stance in the third quarter of 2007 lowering the fed funds rate from 5.25% to 4.25% by the end of the year. They followed this with an unprecedented 125 basis points of cuts in less than two weeks in January 2008. From January 2, 2007 to February 27, 2008, the spread between the two year Treasury yield and the ten year treasury yield went from a negative 12 basis points to a positive 184 basis points. The positive sloped shape of the yield curve provides a much better opportunity for banks to grow their balance sheets and improve their net interest income. However, other factors in the local economic environment, such as increasing unemployment, decreasing real estate values, and the ongoing weakness in the domestic automotive industry, will restrict the opportunities for us to increase our lending activity significantly in 2008. In the near term, our focus will be on controlling our asset quality, improving our non interest income, and controlling the increase in our non interest expenses. We will also continue to manage our capital cautiously during this period of economic uncertainty. Our policy requires us to maintain a higher level of capital than the federal banking regulators require in order to meet their "well capitalized" classification. Based on our earnings expectations and our current capital levels, we expect to be able to maintain our current dividend level for the near future. We expect a small amount of asset growth in 2008, funded by a similar amount of deposit growth. Due to the small amount of growth in assets and the slow improvement in the interest rate environment, we do not expect a significant change in our net interest income in 2008.

In the fourth quarter of 2007 we recorded a large Provision for Loan Losses due to the increase in nonperforming assets and to increase the general allocation portion of our Allowance for Loan Losses due to our concerns about regional economic conditions and local real estate values. We believe that our Allowance for Loan Losses provides adequate coverage for the losses in our portfolio, and we expect that we will be able to maintain the adequacy of the allowance while reducing our Provision for Loan Losses more than 60% from the level recorded in 2007. We believe that we will be able to decrease the Provision for Loan Losses because we do not expect economic conditions or real estate values in our market area to continue to decline as rapidly as they did in 2007.

We anticipate that non interest income will increase due to improvements in service charges and other fees and increases in debit card interchange income. We expect non-interest expenses to increase less than five per cent as savings from staff reductions and other cost control initiatives will offset most of the increases in other expenses, such as increased FDIC insurance costs and Michigan business taxes. We anticipate that our FDIC expense will increase $500,000 in 2008. We also expect that the Financial Institutions Tax component of the new Michigan Business Tax will result in an increase of $250,000 in non interest expense. Primarily due to the anticipated decrease in the Provision for Loan Losses, we expect Net Income to increase significantly in 2008.

The following table shows the loan portfolio for the last five years (000s omitted).

                                                                             Book Value at December 31,
                                                               ------------------------------------------------------
                                                                2007 (a)    2006 (a)   2005 (a)   2004 (a)   2003 (a)
                                                               ----------   --------   --------   --------   --------
Loans secured by real estate:
   Construction and land development                           $  149,271   $160,566   $150,179   $155,703   $ 86,221
   Secured by farmland (including farm residential and other
      improvements)                                                 9,792     10,057      9,891      8,499      7,438
   Secured by 1-4 family residential properties                   317,327    331,775    309,061    301,620    287,638
   Secured by multifamily (5 or more) residential properties       11,953     10,124      6,718      6,429      8,022
   Secured by nonfarm nonresidential properties                   357,622    328,145    337,408    301,802    305,755
Loans to finance agricultural production and other loans to
   farmers                                                          5,981      3,738      3,519      2,333      2,263
Commercial and industrial loans to U.S. addresses (domicile)      107,156     97,512     99,220     87,068     92,313
Loans to individuals for household, family, and other
   personal expenditures (includes purchased paper):
   Credit cards and related plans                                     374        377        393        390        442
   Other                                                           40,620     55,510     70,853     80,761     72,542
Nonrated industrial development obligations (other than
   securities) of states and political subdivisions in the
      U.S.                                                             --         --         --         --         --
Other loans:
   Loans for purchasing or carrying securities (secured and
      unsecured)                                                       25         --         73         38         --
   All other loans                                                    707        473      1,562      1,259      1,228
Less: Any unearned income on loans                                     --         --         --         --         --
                                                               ----------   --------   --------   --------   --------
Total loans and leases, net of unearned income                 $1,000,828   $998,277   $988,877   $945,902   $863,862
                                                               ==========   ========   ========   ========   ========
Nonaccrual loans                                               $   30,459   $ 19,152   $ 16,212   $ 29,896   $ 34,248
Loans 90 days or more past due and accruing                    $      102   $     69   $    101   $    230   $    100
Troubled debt restructurings                                   $    3,367   $    888   $  1,813   $  3,715   $  4,755

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

The following is an analysis of the transactions in the allowance for loan losses:

                                                         Years Ended December 31,
                                             -----------------------------------------------
         (Dollars in Thousands)                2007      2006      2005      2004      2003
         ----------------------              -------   -------   -------   -------   -------
Balance Beginning of Period                  $13,764   $13,625   $13,800   $14,500   $12,400
Loans Charged Off (Domestic)
   Commercial, Financial, and Agricultural     1,052     1,600       313     2,045     1,838
   Secured by Real Estate                      4,284    14,910     6,800       468     3,389
   Loans to Individuals                        1,050     1,867     2,227     1,935     1,456
Recoveries (Domestic)
   Commercial, Financial, and Agricultural       730       815     1,358       335       206
   Secured by Real Estate                         48       421       211        57        33
   Loans to Individuals                          659       805       965       865       539
                                             -------   -------   -------   -------   -------
Net Loans Charged Off                          4,949    16,336     6,806     3,191     5,905
Transfer to establish reserve for unfunded
   loan commitments                               --        --       275        --        --
Provision Charged to Operations               11,407    16,475     6,906     2,491     8,005
                                             -------   -------   -------   -------   -------
Balance End of Period                        $20,222   $13,764   $13,625   $13,800   $14,500
                                             =======   =======   =======   =======   =======
Ratio of Net Loans Charged Off to
   Average Total Loans Outstanding              0.49%     1.62%     0.69%     0.34%     0.69%
                                             =======   =======   =======   =======   =======

The following analysis shows the allocation of the allowance for loan losses:

                                                                          Years Ended December 31,
                                          ---------------------------------------------------------------------------------------
                                                2007              2006              2005              2004              2003
                                          ---------------   ---------------   ---------------   ---------------   ---------------
                                                     % of              % of              % of              % of              % of
                                                    loans             loans             loans             loans             loans
                                                      to                to                to                to                to
                                             $      total      $      total      $      total      $      total      $      total
        (Dollars in Thousands)             Amount   loans    Amount   loans    Amount   loans    Amount   loans    Amount   loans
        ----------------------            -------   -----   -------   -----   -------   -----   -------   -----   -------   -----
Balance at end of period applicable to:
Domestic
   Commercial, Financial, and
      Agricultural                        $ 2,436    12.3%  $ 1,524    11.1%  $ 2,209    11.4%  $ 1,421    10.3%  $ 1,582    11.7%
   Real Estate - Construction               3,610    14.9%    2,181    16.1%    1,959    15.2%    2,277    16.5%      367     9.9%
   Real Estate - Mortgage                  13,618    68.7%    9,056    67.1%    8,504    66.0%    8,901    64.5%   11,506    69.7%
   Loans to Individuals                       558     4.1%    1,003     5.7%      953     7.4%    1,201     8.7%    1,045     8.7%
Foreign                                        --     0.0%       --     0.0%       --     0.0%       --     0.0%       --     0.0%
                                          -------   -----   -------   -----   -------   -----   -------   -----   -------   -----
   Total                                  $20,222   100.0%  $13,764   100.0%  $13,625   100.0%  $13,800   100.0%  $14,500   100.0%
                                          =======   =====   =======   =====   =======   =====   =======   =====   =======   =====

Each period the provision for loan losses in the income statement results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses.

To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank's customers, the payment performance of individual loans and pools of homogeneous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank's recorded investment in the loan to the present value of expected cash flows discounted at the loan's effective interest rate, the fair value of the collateral, or the loan's observable market price. Year-end nonperforming assets, which include nonaccrual loans, loans ninety days or more past due, renegotiated debt, nonaccrual securities, and other real estate owned, increased $24.0 million, or 106%, from 2006 to 2007. Nonperforming assets as a percent of total assets at year-end decreased from 1.4% in 2006 to 2.0% in 2007. The Allowance for Loan Losses as a percent of nonperforming loans at year-end decreased from 68.5% in 2006 to 59.6% in 2007.

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

CONTRACTUAL OBLIGATIONS - The following table shows the Corporation's contractual obligations.

                                                Payment Due by Period
                                 ----------------------------------------------------
                                            Less than     1 - 3     3 - 5     Over 5
(Dollars in Thousands)             Total      1 year      Years     Years      Years
----------------------           --------   ---------   --------   -------   --------
Long Term Debt Obligations       $291,500     $5,000    $143,000   $21,500   $122,000
Operating Lease Obligations           883        300         346       227         10
Salary Continuation Obligation        580         --         116       116        348
                                 --------     ------    --------   -------   --------
Total Contractual Obligations    $292,963     $5,300    $143,462   $21,843   $122,358
                                 --------     ------    --------   -------   --------

OFF-BALANCE SHEET ARRANGEMENTS -Please see Note 17 to the audited financial statements provided under Item 8 to this Annual Report for information regarding the Corporation's off-balance sheet arrangements.

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

Each month, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank's net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of a gradual increase or decrease of 100 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of December 31, 2007 and 2006.

                                           Base        Rates      Rates
(Dollars in Thousands)                   Projection    Up 1%    Down 1%
----------------------                   ----------   -------   --------
Year-End 2007 12 Month Projection
   Interest Income                         $92,090    $94,629    $89,936
   Interest Expense                         48,951     52,081     46,728
                                           -------    -------    -------
   Net Interest Income                     $43,139    $42,548    $43,208
   Percent Change From Base Projection                   -1.4%       0.2%
   ALCO Policy Limit (+/-)                                5.0%       5.0%

                                            Base        Rates      Rates
(Dollars in Thousands)                   Projection     Up 1%     Down 1%
----------------------                   ----------   --------   --------
Year-End 2006 12 Month Projection
   Interest Income                         $97,925    $100,633    $95,723
   Interest Expense                         51,324      54,753     48,765
                                           -------    --------    -------
   Net Interest Income                     $46,601    $ 45,880    $46,958
   Percent Change From Base Projection                    -1.5%       0.8%
   ALCO Policy Limit (+/-)                                 5.0%       5.0%

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout 2007, the estimated variability of the net interest income was within the Bank's established policy limits.

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

                                          Fair Value at December 31, 2007
                          --------------------------------------------------------------
                                                      Rates
(Dollars in Thousands)       Base         Up 1%        Up 2%       Down 1%      Down 2%
----------------------    ----------   ----------   ----------   ----------   ----------
Assets                    $1,553,141   $1,528,002   $1,499,515   $1,572,120   $1,588,140
Liabilities                1,398,240    1,380,076    1,362,338    1,416,845    1,435,904
                          ----------   ----------   ----------   ----------   ----------
Stockholders' Equity      $  154,901   $  147,926   $  137,177   $  155,275   $  152,236
Change in Equity                             -4.5%       -11.4%         0.2%        -1.7%
ALCO Policy Limit (+/-)                      10.0%        20.0%        10.0%        20.0%

                                          Fair Value at December 31, 2006
                          --------------------------------------------------------------
                                                      Rates
(Dollars in Thousands)       Base         Up 1%        Up 2%       Down 1%      Down 2%
----------------------    ----------   ----------   ----------   ----------   ----------
Assets                    $1,547,587   $1,521,680   $1,495,774   $1,572,574   $1,594,950
Liabilities                1,379,062    1,361,793    1,344,925    1,396,752    1,414,865
                          ----------   ----------   ----------   ----------   ----------
Stockholders' Equity      $  168,525   $  159,887   $  150,849   $  175,822   $  180,085
Change in Equity                             -5.1%       -10.5%         4.3%         6.9%
ALCO Policy Limit (+/-)                      10.0%        20.0%        10.0%        20.0%

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. The Bank has reduced its average equity as a percent of assets each year since 2003. During 2005, the Bank revised its policy limits to reduce the limits on changes in the economic value of equity from 25% to 20% in the 200 basis point rate shift and from 15% to 10% in the 100 basis point rate shift. Throughout 2007, the estimated variability of the economic value of equity was within the Bank's established policy limits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Financial Statements and Supplementary Data

See Pages 25 - 49.

(PLANTE MORAN LOGO)                                           PLANTE MORAN, PLLC
                                                                       Suite 500
                                                            2601 Cambridge Court
                                                          Auburn Hills, MI 48326
                                                               Tel: 248.375.7100
                                                               Fax: 248.375.7101
                                                                 plantemoran.com

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
MBT Financial Corp. and Subsidiaries
Monroe, Michigan

We have audited the accompanying consolidated balance sheets of MBT Financial Corp. and Subsidiaries as of December 31, 2007 and December 31, 2006 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. We have also audited the company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MBT Financial Corp. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, MBT Financial Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO).


/s/ Plante & Moran, PLLC
--------------------------------------
Auburn Hills, Michigan
March 12, 2008

CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,
                                                                         -----------------------
Dollars in thousands                                                        2007         2006
--------------------                                                     ----------   ----------
ASSETS
Cash and Cash Equivalents (Note 2)
   Cash and due from banks                                               $   25,113   $   27,903
                                                                         ----------   ----------
      Total cash and cash equivalents                                        25,113       27,903
Securities - Held to Maturity (Note 3)                                       44,734       64,938
Securities - Available for Sale (Note 3)                                    380,238      374,087
Federal Home Loan Bank stock - at cost                                       13,086       13,086
Loans held for sale                                                           1,431          721
Loans - Net (Notes 4 and 5)                                                 980,606      984,513
Accrued interest receivable and other assets (Note 12)                       36,370       27,961
Bank Owned Life Insurance (Note 9)                                           42,509       39,631
Premises and Equipment - Net (Note 6)                                        32,719       33,979
                                                                         ----------   ----------
      Total assets                                                       $1,556,806   $1,566,819
                                                                         ==========   ==========
LIABILITIES
Deposits:
   Non-interest bearing                                                  $  141,115   $  158,688
   Interest-bearing (Note 7)                                                968,865      957,369
                                                                         ----------   ----------
      Total deposits                                                      1,109,980    1,116,057
Federal Home Loan Bank advances (Note 8)                                    256,500      256,500
Federal funds purchased                                                      13,300        3,500
Securities sold under repurchase agreements (Note 8)                         35,000       40,000
Interest payable and other liabilities (Note 9)                              14,579       14,700
                                                                         ----------   ----------
      Total liabilities                                                   1,429,359    1,430,757
                                                                         ==========   ==========
STOCKHOLDERS' EQUITY (Notes 10, 13 and 15)
Common stock (no par value; 30,000,000 shares authorized,
   16,124,997 and 16,713,960 shares issued and outstanding)                      --           --
Additional paid-in capital                                                       --        6,979
Retained Earnings                                                           129,917      134,162
Accumulated other comprehensive loss                                         (2,470)      (5,079)
                                                                         ----------   ----------
      Total stockholders' equity                                            127,447      136,062
                                                                         ----------   ----------
      Total liabilities and stockholders' equity                         $1,556,806   $1,566,819
                                                                         ==========   ==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                    YEARS ENDED DECEMBER 31,
                                                  ---------------------------
Dollars in thousands                                2007      2006      2005
--------------------                              -------   -------   -------
INTEREST INCOME
Interest and fees on loans                        $71,245   $70,950   $64,578
Interest on investment securities-
   Tax-exempt                                       3,177     4,356     5,036
   Taxable                                         18,985    20,546    19,864
Interest on federal funds sold                        144        71       217
                                                  -------   -------   -------
      Total interest income                        93,551    95,923    89,695
                                                  -------   -------   -------
INTEREST EXPENSE
Interest on deposits                               32,422    30,849    23,578
Interest on borrowed funds                         18,360    18,439    15,005
                                                  -------   -------   -------
      Total interest expense                       50,782    49,288    38,583
                                                  -------   -------   -------
NET INTEREST INCOME                                42,769    46,635    51,112
PROVISION FOR LOAN LOSSES (Note 5)                 11,407    16,475     6,906
                                                  -------   -------   -------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                          31,362    30,160    44,206
                                                  -------   -------   -------
OTHER INCOME
Wealth management income                            4,577     4,268     4,244
Service charges and other fees                      6,301     6,210     5,833
Net gain (loss) on sales of securities                (80)   (5,057)      295
Origination fees on mortgage loans sold               690       560       666
Bank owned life insurance income                    1,294     1,142     1,100
Other                                               2,852     2,419     2,311
                                                  -------   -------   -------
      Total other income                           15,634     9,542    14,449
                                                  -------   -------   -------
OTHER EXPENSES
Salaries and employee benefits (Notes 9 and 15)    21,367    19,572    18,248
Occupancy expense (Note 6)                          3,466     3,113     3,320
Equipment expense                                   3,261     3,096     3,011
Marketing expense                                   1,455     1,623     1,213
Professional fees                                   1,508     1,835     1,445
Net loss on other real estate owned                   822     1,755     1,198
Other                                               5,355     5,314     5,383
                                                  -------   -------   -------
      Total other expenses                         37,234    36,308    33,818
                                                  -------   -------   -------
INCOME BEFORE PROVISION
FOR INCOME TAXES                                    9,762     3,394    24,837
PROVISION FOR INCOME TAXES (Note 12)                2,049      (379)    6,858
                                                  -------   -------   -------
NET INCOME                                        $ 7,713   $ 3,773   $17,979
                                                  =======   =======   =======
BASIC EARNINGS PER COMMON SHARE (NOTE 14)         $  0.47   $  0.22   $  1.04
                                                  =======   =======   =======
DILUTED EARNINGS PER COMMON SHARE (NOTE 14)       $  0.47   $  0.22   $  1.03
                                                  =======   =======   =======

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                              ACCUMULATED
                                                     ADDITIONAL                  OTHER
                                                       PAID-IN    RETAINED   COMPREHENSIVE
Dollars in thousands                                   CAPITAL    EARNINGS   INCOME (LOSS)     TOTAL
--------------------                                 ----------   --------   -------------   --------
BALANCE - JANUARY 1, 2005                              $19,806    $135,647      $  (107)     $155,346
Repurchase of Common Stock (364,420 shares)
(Note 10)                                               (6,984)         --           --        (6,984)
Issuance of Common Stock (95,697 shares)
   Stock options exercised (88,162 shares)               1,248          --           --         1,248
   Other stock issued (7,535 shares)                       147          --           --           147
Tax benefit from exercise of options                       200          --           --           200
Dividends declared ($0.66 per share)                        --     (11,421)          --       (11,421)
Comprehensive income:
   Net income                                               --      17,979           --        17,979
   Change in net unrealized loss on securities
      available for sale - Net of tax effect of
      $2,533                                                --          --       (4,704)       (4,704)
   Reclassification adjustment for gains included
      in net income - Net of tax effect of $103             --          --         (192)         (192)
                                                                                             --------
         Total Comprehensive Income                                                            13,083
                                                                                             ========
BALANCE - DECEMBER 31, 2005                            $14,417    $142,205      $(5,003)     $151,619
Repurchase of Common Stock (499,974 shares)
(Note 10)                                               (8,141)         --           --        (8,141)
Issuance of Common Stock (16,818 shares)
   Stock options exercised (5,999 shares)                   81          --           --            81
   Other stock issued (10,819 shares)                      177          --           --           177
Tax benefit from exercise of options                         5          --           --             5
Dividends declared ($0.70 per share)                       440     (11,816)          --       (11,376)
Comprehensive income:
   Net income                                               --       3,773           --         3,773
   Change in net unrealized loss on securities
      available for sale - Net of tax effect of
      $459                                                  --          --         (853)         (853)
   Reclassification adjustment for losses included
      in net income - Net of tax effect of
      $(1,770)                                              --          --        3,287         3,287
                                                                                -------      --------
         Total Comprehensive Income                                                             6,207

Adjustment to initially apply FAS 158,
            Net of tax effect of $1,353                                          (2,510)       (2,510)
                                                                                =======      ========
BALANCE - DECEMBER 31, 2006                            $ 6,979    $134,162      $(5,079)     $136,062
Repurchase of Common Stock (599,362 shares)
   (Note 10)                                            (7,487)       (222)          --        (7,709)
Issuance of Common Stock (10,399 shares)                   108          19                        127
Equity compensation                                        400          --           --           400
Dividends declared ($0.72 per share)                        --     (11,755)          --       (11,755)
Comprehensive income:
   Net income                                               --       7,713           --         7,713
   Change in net unrealized loss on securities
      available for sale - Net of tax effect of
      $(1,217)                                              --          --        2,260         2,260
   Reclassification adjustment for losses included
      in net income - Net of tax effect of $(28)            --          --           52            52
   Change in postretirement liability - Net of tax
      effect of $(160)                                      --          --          297           297
                                                       -------    --------      -------      --------
         Total Comprehensive Income                                                            10,322
                                                                                             --------
BALANCE - DECEMBER 31, 2007                            $    --    $129,917      $(2,470)     $127,447
                                                       =======    ========      =======      ========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                       --------------------------------
Dollars in thousands                                                                      2007       2006        2005
--------------------                                                                   ---------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                             $   7,713   $  3,773   $  17,979
Adjustments to reconcile net income to net cash from operating activities
   Provision for loan losses                                                              11,407     16,475       6,906
   Depreciation                                                                            2,686      2,353       2,781
   (Increase) decrease in net deferred federal income tax asset                           (1,836)    (1,059)        215
   Net (accretion) amortization of investment premium and discount                          (418)       (84)        190
   Net increase (decrease) in interest payable and other liabilities                         336        316       1,005
   Net (increase) decrease in interest receivable and other assets                       (10,864)    (5,563)    (10,049)
   Equity based compensation expense                                                         400        440          --
   Net (gain) loss on sales of securities                                                     80      5,057        (295)
   Increase in cash surrender value of life insurance                                     (1,294)    (1,142)     (1,100)
                                                                                       ---------   --------   ---------
         Net cash provided by operating activities                                     $   8,210   $ 20,566   $  17,632
                                                                                       ---------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities held to maturity     $  25,790   $ 24,058   $  19,826
Proceeds from maturities and redemptions of investment securities available for sale      64,635     17,887      50,222
Proceeds from sales of investment securities held to maturity                                 --         --       3,021
Proceeds from sales of investment securities available for sale                           77,691    144,718      75,446
Net increase in loans                                                                     (8,210)   (26,023)    (50,511)
Proceeds from sales of other real estate owned                                             2,988      8,283       6,732
Proceeds from sales of other assets                                                           94         83         101
Purchase of investment securities held to maturity                                        (5,607)   (12,524)    (15,682)
Purchase of bank owned life insurance                                                     (1,584)    (2,238)         --
Purchase of investment securities available for sale                                    (144,561)   (93,769)   (168,528)
Purchase of bank premises and equipment                                                   (1,516)   (10,701)     (7,587)
                                                                                       ---------   --------   ---------
      Net cash provided by (used for) investing activities                             $   9,720   $ 49,774   $ (86,960)
                                                                                       ---------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                    $  (6,077)  $(68,653)  $  83,999
Net increase in short term borrowings                                                      9,800      3,500          --
Net increase (decrease) in securities sold under repurchase agreements                    (5,000)     5,000       5,000
Issuance of common stock                                                                     127        258       1,395
Repurchase of common stock                                                                (7,709)    (8,141)     (6,984)
Dividends paid                                                                           (11,861)   (11,731)    (11,292)
                                                                                       ---------   --------   ---------
      Net cash provided by (used for) financing activities                             $ (20,720)  $(79,767)  $  72,118
                                                                                       ---------   --------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   $  (2,790)  $ (9,427)  $   2,790
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR (Note 1)                                   27,903     37,330      34,540
                                                                                       ---------   --------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR (Note 1)                                      $  25,113   $ 27,903   $  37,330
                                                                                       =========   ========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest                                                              $  50,964   $ 49,259   $  37,975
   Cash paid for federal income taxes                                                  $   5,600   $  4,474   $   5,957
                                                                                       =========   ========   =========
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING ACTIVITIES
   Transfer of loans to other real estate owned                                        $  11,919   $  4,072   $   9,881
   Transfer of loans to other assets                                                   $   1,939   $    150   $     202
                                                                                       =========   ========   =========

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

     BANK PREMISES AND EQUIPMENT

     Bank premises and equipment are stated at cost, less accumulated depreciation of $29,536,000 in 2007 and $27,552,000 in 2006. The Bank uses the straight-line method to provide for depreciation, which is charged to operations over the estimated useful lives of the assets. Depreciation expense amounted to $2,686,000 in 2007, $2,353,000 in 2006, and $2,781,000
     in 2005.

     The cost of assets retired and the related accumulated depreciation are eliminated from the accounts and the resulting gains or losses are reflected in operations in the year the assets are retired.

     BANK OWNED LIFE INSURANCE

     Bank owned life insurance policies are stated at the current cash surrender value of the policy, or the policy death proceeds less any obligation to provide a death benefit to an insured's beneficiaries if that value is less than the cash surrender value. Increases in the asset value are recorded as earnings in Other Income.

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

     The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

Dollars in thousands                                                  2007       2006       2005
--------------------                                                -------    -------    -------
Unrealized gains (losses) on securities available for sale          $  (474)   $(9,008)   $(7,401)
Reclassification adjustment for losses (gains) realized in income        80      5,057       (295)
                                                                    -------    -------    -------
Net unrealized gains (losses)                                       $  (394)   $(3,951)   $(7,696)
Post retirement benefit obligations                                  (3,405)    (3,863)        --
Tax effect                                                            1,329      2,735      2,693
                                                                    -------    -------    -------
Accumulated other comprehensive income (loss)                       $(2,470)   $(5,079)   $(5,003)
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

     The weighted average fair value of options granted was $2.76, $3.61, and $5.10, in 2007, 2006, and 2005, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2007, 2006, and 2005: expected option lives of seven years for all three; expected volatility of 20.3%, 22.9%, and 24.3%; risk-free interest rates of 4.7%, 4.5%, and 3.8%; and dividend yields of 3.7%, 3.5%, and 3.5%, respectively.

     OFF BALANCE SHEET INSTRUMENTS

     In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

     FAIR VALUE

     The Corporation measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities that are elected to be accounted for under FAS 159 as well as for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments and available for sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes. Examples of these non-recurring uses of fair value include certain loans held for sale accounted for on a lower of cost or market basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Corporation uses various valuation techniques and assumptions when estimating fair value, which are in accordance with FAS 157.

     In accordance with FAS 157, the Corporation applied the following fair value hierarchy:

          Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. The Corporation's U.S. government agency securities, government sponsored mortgage backed securities, and mutual fund investments where quoted prices are available in an active market generally are classified within Level 1 of the fair value hierarchy.

          Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Corporation's borrowed funds and investments in obligations of states and political subdivisions and trust preferred securities are generally classified in Level 2 of the fair value hierarchy. Fair values for these instruments are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

          Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Private equity investments are classified within Level 3 of the fair value hierarchy. Fair values are initially valued based on transaction price and are adjusted to reflect exit values.

     When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, the Corporation considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Corporation looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Corporation looks to market observable data for similar assets or liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets and the Corporation must use alternative valuation techniques to derive a fair value measurement.

     ACCOUNTING PRONOUNCEMENTS

     In February 2007, the Financial Accounting Standards Board "FASB" issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits companies to elect on an instrument by instruments basis to fair value certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. The election to fair value is generally irrevocable. FAS 159 is effective January 1, 2008 for calendar year companies with the option to early adopt as of January 1, 2007. In April 2007, the Corporation elected early adoption of FAS 159 as of January 1, 2007. The Corporation did not select any financial assets or financial liabilities for fair value measurement, but elected early adoption in order to be able to apply the fair value option to financial assets and financial liabilities that may be acquired prior to the effective date of the statements.

     In September 2006, FASB issued FAS No. 157, Fair Value Measurements (FAS
     157). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about the use of fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Upon early adoption of FAS 159, the Corporation concurrently adopted the provisions of FAS 157, effective January 1, 2007.

     On February 12, 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). This FSP delays the effective date of FAS 157 for certain non financial assets and non financial liabilities to January 1, 2009. The delay is intended to allow the FASB additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157. The Corporation adopted FAS 157 subject to the deferral provisions provided in FSP 157-2.

(2)  CASH AND DUE FROM BANKS

     The Bank is required by regulatory agencies to maintain legal reserve requirements based on the level of balances in deposit categories. Cash balances restricted from usage due to these requirements were $3,475,000 and $2,514,000 at December 31, 2007 and 2006, respectively. Cash and due from banks includes deposits held at correspondent banks in excess of FDIC insurance limits.

(3)  INVESTMENT SECURITIES

     The following is a summary of the Bank's investment securities portfolio as of December 31, 2007 and 2006 (000s omitted):

                                             HELD TO MATURITY DECEMBER 31, 2007
                                      -----------------------------------------------
                                                     GROSS        GROSS     ESTIMATED
                                      AMORTIZED   UNREALIZED   UNREALIZED     MARKET
                                         COST        GAINS       LOSSES       VALUE
                                      ---------   ----------   ----------   ---------
Obligations of U.S. Government
   Agencies                            $     7       $  1         $ --      $     8
Obligations of States and Political
   Subdivisions                         44,727        334          (25)      45,036
                                       -------       ----         ----      -------
                                       $44,734       $335         $(25)     $45,044
                                       =======       ====         ====      =======

                                            AVAILABLE FOR SALE DECEMBER 31, 2007
                                      -----------------------------------------------
                                                     GROSS        GROSS     ESTIMATED
                                      AMORTIZED   UNREALIZED   UNREALIZED     MARKET
                                         COST        GAINS       LOSSES       VALUE
                                      ---------   ----------   ----------   ---------
Obligations of U.S. Government
   Agencies                            $330,505     $  968      $(1,295)     $330,178
Obligations of States and Political
   Subdivisions                          27,046        207         (119)       27,134
Other Securities                         23,081         24         (179)       22,926
                                       --------     ------      -------      --------
                                       $380,632     $1,199      $(1,593)     $380,238
                                       ========     ======      =======      ========

                                             HELD TO MATURITY DECEMBER 31, 2006
                                      -----------------------------------------------
                                                     GROSS        GROSS     ESTIMATED
                                      AMORTIZED   UNREALIZED   UNREALIZED     MARKET
                                         COST        GAINS       LOSSES       VALUE
                                      ---------   ----------   ----------   ---------
Obligations of U.S. Government
   Agencies                            $    10       $ --         $ --       $    10
Obligations of States and Political
   Subdivisions                         64,928        453          (51)       65,330
                                       -------       ----         ----       -------
                                       $64,938       $453         $(51)      $65,340
                                       =======       ====         ====       =======

                                            AVAILABLE FOR SALE DECEMBER 31, 2006
                                      -----------------------------------------------
                                                     GROSS        GROSS     ESTIMATED
                                      AMORTIZED   UNREALIZED   UNREALIZED     MARKET
                                         COST        GAINS       LOSSES       VALUE
                                      ---------   ----------   ----------   ---------
Obligations of U.S. Government
   Agencies                            $326,808     $  965      $(4,839)     $322,934
Obligations of States and Political
   Subdivisions                          23,226        132         (229)       23,129
Other Securities                         28,004        126         (106)       28,024
                                       --------     ------      -------      --------
                                       $378,038     $1,223      $(5,174)     $374,087
                                       ========     ======      =======      ========

     The amortized cost and estimated market value of securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted).

                                        HELD TO MATURITY       AVAILABLE FOR SALE
                                     ---------------------   ---------------------
                                                 ESTIMATED               ESTIMATED
                                     AMORTIZED     MARKET    AMORTIZED     MARKET
                                        COST       VALUE        COST       VALUE
                                     ---------   ---------   ---------   ---------
Maturing within
   1 year                             $ 7,307     $  7,321    $     65   $     65
   1 to 5 years                        19,374       19,526      38,000     38,128
   5 to 10 years                       11,322       11,451     121,211    120,825
   Over 10 years                        6,731        6,746     219,343    219,185
Securities with no stated maturity         --           --       2,013      2,035
                                      -------     --------    --------   --------
                                      $44,734     $ 45,044    $380,632   $380,238
                                      =======     ========    ========   ========

     The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates and management determines that the Company has the intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery in the market value. The fair values of investments with an amortized cost in excess of their fair values at December 31, 2007 and December 31, 2006 are as follows (000s omitted):

                                               DECEMBER 31, 2007
                               -------------------------------------------------
                                 LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
                               -----------------------   -----------------------   -----------------------
                                               GROSS                     GROSS                     GROSS
                                AGGREGATE   UNREALIZED    AGGREGATE   UNREALIZED    AGGREGATE   UNREALIZED
                               FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
                               ----------   ----------   ----------   ----------   ----------   ----------
Obligations of United States
   Government Agencies           $63,520       $234        $64,720      $1,061      $128,240      $1,295
Obligations of States and
   Political Subdivisions          1,304          6          9,711         138      $ 11,015      $  144
Other Securities                  16,865        164          2,000          15      $ 18,865      $  179
                                 -------       ----        -------      ------      --------      ------
                                 $81,689       $404        $76,431      $1,214      $158,120      $1,618
                                 =======       ====        =======      ======      ========      ======

                                               DECEMBER 31, 2006
                               -------------------------------------------------
                                 LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
                               -----------------------   -----------------------   -----------------------
                                               GROSS                     GROSS                     GROSS
                                AGGREGATE   UNREALIZED    AGGREGATE   UNREALIZED    AGGREGATE   UNREALIZED
                               FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
                               ----------   ----------   ----------   ----------   ----------   ----------
Obligations of United States
   Government Agencies           $36,613       $329       $216,302      $4,510      $252,915      $4,839
Obligations of States and
   Political Subdivisions          5,277         17         11,507         263      $ 16,784      $  280
Other Securities                      --         --          6,906         106      $  6,906      $  106
                                 -------       ----       --------      ------      --------      ------
                                 $41,890       $346       $234,715      $4,879      $276,605      $5,225
                                 =======       ====       ========      ======      ========      ======

     The amount of investment securities with unrealized losses and the amount of unrealized losses on investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. The company has the ability and intent to hold these securities until recovery, which may be until maturity.

     Investment securities carried at $351,625,000 and $325,686,000 were pledged or set aside to secure borrowings, public and trust deposits, and for other purposes required by law at December 31, 2007 and December 31, 2006, respectively.

     At December 31, 2007, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Bank with an estimated market value of $124,511,000. At December 31, 2006, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Bank with an estimated market value of $155,914,000.

     For the years ended December 31, 2007, 2006, and 2005, proceeds from sales of securities amounted to $77,691,000, $144,718,000, and $78,467,000, respectively. Gross realized gains amounted to $361,000, $423,000, and $690,000, respectively. Gross realized losses amounted to $441,000, $5,480,000, and $395,000, respectively. The tax provision applicable to these net realized gains and losses amounted to ($28,000), ($1,770,000), and $103,000, respectively.

(4)  LOANS

     Loan balances outstanding as of December 31 consist of the following (000s omitted):

                                                         2007        2006
                                                      ----------   --------
Residential real estate loans                         $  489,038   $513,289
Non residential real estate loans                        357,622    328,145
Loans to finance agricultural production and
   other loans to farmers                                  5,981      3,739
Commercial and industrial loans                          107,375     97,959
Loans to individuals for household, family,
   and other personal expenditures                        40,705     55,443
All other loans (including overdrafts)                       731        473
                                                      ----------   --------
   Total loans, gross                                 $1,001,452   $999,048
   Less: Deferred loan fees and costs                        624        771
                                                      ----------   --------
   Total loans, net of deferred loan fees and costs   $1,000,828   $998,277
   Less: Allowance for loan losses                        20,222     13,764
                                                      ----------   --------
                                                      $  980,606   $984,513
                                                      ==========   ========

     The following is a summary of impaired loans (000s omitted):

                                                                            2007      2006     2005
                                                                          -------   -------   -------
Year-end impaired loans with no allowance for loan losses allocated       $ 2,603   $ 3,089   $ 1,601
Year-end impaired loans with allowance for loan losses allocated           27,102    19,258    14,713
Year-end allowance for loan losses allocated to impaired loans              5,108     3,712     2,156
Average investment in impaired loans                                       23,486    29,354    23,375
Interest income recognized on impaired loans                                1,254     1,288       438
Cash basis interest income recognized on impaired loans during the year     1,254     1,288       438
                                                                          =======   =======   =======

     Non-accrual loans totaled $30,459,000 as of December 31, 2007 and $19,152,000 as of December 31, 2006. Loans ninety days or more past due and still accruing interest were $102,000 as of December 31, 2007 and $69,000 as of December 31, 2006.

     Included in Loans are loans to certain officers, directors, and companies in which such officers and directors have 10 percent or more beneficial ownership in the aggregate amount of $28,320,000 and $25,690,000 at December 31, 2007 and 2006, respectively. In 2007, new loans and other additions amounted to $42,810,000, and repayments and other reductions amounted to $40,180,000. In 2006, new loans and other additions amounted to $31,194,000, and repayments and other reductions amounted to $31,766,000. In Management's judgment, these loans were made on substantially the same terms and conditions as those made to other borrowers, and do not represent more than the normal risk of collectibility or present other unfavorable features.

     Loans carried at $188,015,000 and $194,276,000 at December 31, 2007 and
     2006, respectively, were pledged to secure Federal Home Loan Bank advances.

(5)  ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses was as follows (000s omitted):

                                      2007       2006       2005
                                    --------   --------   --------
Balance beginning of year           $ 13,764   $ 13,625   $ 13,800
Provision for loan losses             11,407     16,475      6,906
Loans charged off                     (6,386)   (18,376)    (9,340)
Transfer to establish reserve for
   unfunded loan commitments              --         --       (275)
Recoveries                             1,437      2,040      2,534
                                    --------   --------   --------
Balance end of year                 $ 20,222   $ 13,764   $ 13,625
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

(6)  BANK PREMISES AND EQUIPMENT

     Bank premises and equipment as of year end are as follows (000s omitted):

                                      2007      2006
                                    -------   -------
Land, buildings and improvements    $41,900   $41,483
Equipment, furniture and fixtures    20,355    20,048
                                    -------   -------
Total Bank premises and equipment   $62,255   $61,531
Less accumulated depreciation        29,536    27,552
                                    -------   -------
Bank premises and equipment, net    $32,719   $33,979
                                    =======   =======

     Bank Premises and Equipment includes Construction in Progress of $551,000 as of December 31, 2007 and $581,000 as of December 31, 2006.

     The Company has entered into lease commitments for office locations. Rental expense charged to operations was $256,000, $256,000, and $314,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The future minimum lease payments are as follows:

Year         Minimum Payment
----         ---------------
2008             $194,000
2009               78,000
2010               81,000
2011               83,000
2012               64,000
Thereafter              0

(7)  DEPOSITS

     Interest expense on time certificates of deposit of $100,000 or more in the year 2007 amounted to $7,748,000, as compared with $7,974,000 in 2006, and $6,217,000 in 2005. At December 31, 2007, the balance of time certificates of deposit of $100,000 or more was $155,319,000, as compared with $156,740,000 at December 31, 2006. The amount of time deposits with a remaining term of more than 1 year was $228,335,000 at December 31, 2007 and $170,674,000 at December 31, 2006. The following table shows the scheduled maturities of Certificates of Deposit as of December 31, 2007:

                              $100,000 and
             Under $100,000       over
             --------------   ------------
2008          $148,556,000    $116,489,000
2009           131,635,000      28,446,000
2010            27,089,000       4,176,000
2011            20,778,000       2,424,000
2012             9,731,000       3,784,000
Thereafter         272,000               0
              ------------    ------------
Total         $338,061,000    $155,319,000
              ============    ============

     Time certificates of deposit under $100,000 include $80,984,000 of brokered certificates of deposit as of December 31, 2007, and $71,830,000 as of December 31, 2006.

(8)  FEDERAL HOME LOAN BANK ADVANCES AND REPURCHASE AGREEMENTS

     The following is a summary of the Bank's borrowings from the Federal Home Loan Bank of Indianapolis as of December 31, 2007 and 2006 (000s omitted):

                       DECEMBER 31, 2007
              ---------------------------------
               FLOATING RATE       FIXED RATE
              ---------------   ---------------
MATURING IN    AMOUNT    RATE    AMOUNT    RATE
-----------   --------   ----   --------   ----
2009          $ 13,000   5.06%  $ 15,000   5.52%
2010                --     --    115,000   5.40%
2011             3,000   5.14%     3,500   5.08%
2013            95,000   7.28%        --     --
2014            12,000   5.15%        --     --
              --------   ----   --------   ----
              $123,000   6.78%  $133,500   5.41%
              ========   ====   ========   ====

                      DECEMBER 31, 2006
              ---------------------------------
               FLOATING RATE       FIXED RATE
              ---------------   ---------------
MATURING IN    AMOUNT    RATE    AMOUNT    RATE
-----------   --------   ----   --------   ----
2009          $ 13,000   5.55%  $ 15,000   5.52%
2010                --     --    115,000   5.40%
2011             3,000   5.51%     3,500   5.08%
2013            95,000   7.65%        --     --
2014            12,000   5.52%        --     --
              --------   ----   --------   ----
              $123,000   7.17%  $133,500   5.41%
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

     The following is a summary of the Bank's borrowings under repurchase agreements as of December 31, 2007 and 2006 (000s omitted):

                      DECEMBER 31, 2007
              ---------------------------------
               FLOATING RATE       FIXED RATE
              ---------------   ---------------
MATURING IN    AMOUNT    RATE    AMOUNT    RATE
-----------   --------   ----   --------   ----
2008             $--       --    $ 5,000   4.05%
2011              --       --     10,000   4.65%
2012              --       --      5,000   4.12%
2016              --       --     15,000   4.65%
                 ---      ---    -------   ----
                 $--       --    $35,000   4.49%
                 ===      ===    =======   ====

                       DECEMBER 31, 2006
               FLOATING RATE       FIXED RATE
              ---------------   ---------------
MATURING IN    AMOUNT    RATE    AMOUNT    RATE
-----------   --------   ----   --------   ----
2007           $    --     --    $ 5,000   3.61%
2008                --     --      5,000   4.05%
2011                --     --     10,000   4.65%
2012                --     --      5,000   4.12%
2016            15,000   4.39%        --     --
               -------   ----    -------   ----
               $15,000   4.39%   $25,000   4.22%
               =======   ====    =======   ====

(9)  RETIREMENT PLANS AND POSTRETIREMENT BENEFIT PLANS

     In 2000, the Bank implemented a retirement plan that included both a money purchase pension plan, as well as a voluntary profit sharing 401(k) plan for all employees who meet certain age and length of service eligibility requirements. In 2002, the Bank amended its retirement plan to freeze the money purchase plan and retain the 401(k) plan. To ensure that the plan meets the Safe Harbor provisions of the applicable sections of the Internal Revenue Code, the Bank contributes an amount equal to four percent of the employee's base salary to the 401(k) plan for all eligible employees. In addition, an employee may contribute from 1 to 75 percent of his or her base salary, up to a maximum of $15,000 in 2007. The Bank matches the employee's elective contribution up to the first six percent of the employee's annual base salary. Depending on the Bank's profitability, an additional profit sharing contribution may be made by the Bank to the 401(k) plan. The total retirement plan expense was $1,258,000 for the year ended December 31, 2007, $1,188,000 for the year ended December 31, 2006, and $1,184,000 for the year ended December 31, 2005. This included a profit sharing contribution of one percent in 2005. There were no profit sharing contributions in 2007 and 2006.

     The Bank has a postretirement benefit plan that generally provides for the continuation of medical benefits for all employees hired before January 1, 2007 who retire from the Bank at age 55 or older, upon meeting certain length of service eligibility requirements. The Bank does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. The amount of benefits paid under the postretirement benefit plan was $227,000 in 2007, $221,000 in 2006, and $107,000 in 2005. The amount of insurance premium paid by the Bank for retirees is capped at 200% of the cost of the premium as of December 31, 1992.

     A reconciliation of the accumulated postretirement benefit obligation ("APBO") to the amounts recorded in the consolidated balance sheets in Interest Payable and Other Liabilities at December 31 is as follows (000s omitted):

                                           2007     2006
                                          ------   ------
APBO                                      $1,985   $1,890
Unrecognized net transition obligation      (268)    (321)
Unrecognized prior service costs             (24)     (29)
Unrecognized net gain                        261      261
                                          ------   ------
Accrued benefit cost at fiscal year end   $1,954   $1,801
                                          ======   ======

     The changes recorded in the accumulated postretirement benefit obligation were as follows (000s omitted):

                                    2007     2006
                                   ------   ------
APBO at beginning of year          $1,890   $1,988
Service cost                          100      104
Interest cost                         110      106
Actuarial loss (gain)                  (4)    (199)
Plan participants' contributions      116      112
Benefits paid during year            (227)    (221)
                                   ------   ------
APBO at end of year                $1,985   $1,890
                                   ======   ======

     Components of the Bank's postretirement benefit expense were as follows:

                                        2007   2006   2005
                                        ----   ----   ----
Service cost                            $100   $104   $ 86
Interest cost                            110    106    101
Amortization of transition obligation     54     54     54
Prior service costs                        4      4      4
Amortization of gains                     (4)    --     --
                                        ----   ----   ----
Net postretirement benefit expense      $264   $268   $245
                                        ====   ====   ====

     The APBO as of December 31, 2007 and 2006 was calculated using an assumed discount rate of 6.00% in both years. Based on the provisions of the plan, the Bank's expense is capped at 200% of the 1992 expense, with all expenses above the cap in 2004, and accordingly the impact of an increase in health care costs on the APBO was not calculated.

     The Bank Owned Life Insurance policies fund a Death Benefit Only (DBO) obligation that the Bank has with each of its active directors, 5 retired directors, 19 active executives, and 4 retired executives. The DBO plan, which replaced previous split dollar agreements, provides a taxable death benefit. The benefit for directors is grossed up to provide a net benefit to each director's beneficiaries based on that director's length of service on the board. The directors' net death benefits are $500,000 for director service of less than 3 years, $600,000 for service up to 5 years, $750,000 for service up to 10 years, and $1,000,000 for director service of 10 years or more. The executives' beneficiaries will receive a grossed up benefit that will provide a net benefit equal to two times the executive's base salary if death occurs during employment and a postretirement benefit equal to the executive's final annual salary rate at the time of retirement if death occurs after retirement.

     Information for the postretirement death benefits and health care benefits is as follows as of the December 31 measurement date (000s):

                                                 POSTRETIREMENT DEATH   POSTRETIREMENT HEALTH
                                                  BENEFIT OBLIGATIONS       CARE BENEFITS
                                                 --------------------   ---------------------
                                                    2007      2006          2007     2006
                                                  -------   -------        ------   ------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year           $ 4,297        --        $1,890   $1,988
Service cost                                           69        60           100      104
Interest cost                                         236       203           110      106
Plan participants' contributions                       --        --           116      112
Amendments                                             --     4,131            --       --
Actuarial loss (gain)                                 (56)      (97)           (4)    (199)
Benefits paid                                        (550)       --          (227)    (221)
                                                  -------   -------        ------   ------
Benefit obligation at end of year                 $ 3,996   $ 4,297        $1,985   $1,890
                                                  -------   -------        ------   ------
CHANGE IN ACCRUED BENEFIT COST
Accrued benefit cost at beginning of year         $   524   $    --        $1,801   $1,643
Service cost                                           69        60           100      104
Interest cost                                         236       203           110      106
Amortization                                          314       261            54       57
Employer contributions                               (550)       --          (111)    (109)
Net gain                                              (14)       --            --       --
                                                  -------   -------        ------   ------
Accrued benefit cost at end of year               $   579   $   524        $1,954   $1,801
                                                  -------   -------        ------   ------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year    $    --   $    --        $   --   $   --
Employer contributions                                550        --           111      109
Plan participants' contributions                       --        --           116      112
Benefits paid during year                            (550)       --          (227)    (221)
                                                  -------   -------        ------   ------
Fair value of plan assets at end of year          $    --   $    --        $   --   $   --
                                                  -------   -------        ------   ------
Funded status at end of year                      $(3,417)  $(3,773)       $  (31)  $  (89)
                                                  =======   =======        ======   ======

     Amounts recognized in other liabilities as of December 31 consist of
     (000s):

                         POSTRETIREMENT DEATH   POSTRETIREMENT HEALTH
                          BENEFIT OBLIGATIONS       CARE BENEFITS
                         --------------------   ---------------------
                            2007      2006          2007     2006
                          -------   -------        ------   ------
Noncurrent assets         $    --        --        $   --   $   --
Current Liabilities          (134)     (143)          105      106
Noncurrent Liabilities     (3,862)   (4,154)        1,880    1,784
                          -------   -------        ------   ------
Total                     $(3,996)  $(4,297)       $1,985   $1,890
                          =======   =======        ======   ======

     Amounts recognized in accumulated other comprehensive income as of December 31 consist of (000s):

                                POSTRETIREMENT DEATH   POSTRETIREMENT HEALTH
                                 BENEFIT OBLIGATIONS       CARE BENEFITS
                                --------------------   ---------------------
                                    2007     2006           2007    2006
                                   ------   -----          -----   -----
Net loss (gain)                    $ (138)    (96)         $(261)  $(261)
Transition obligation (asset)          --      --            268     321
Prior service cost (credit)         3,543   3,869             (7)     29
                                   ------   -----          -----   -----
                                   $3,405   3,773          $  --   $  89
                                   ======   =====          =====   =====

(10) STOCKHOLDERS' EQUITY

     On December 23, 2004, the Corporation's Board of Directors authorized the repurchase of up to 2 million shares of MBT Financial Corp. common stock during 2005. On December 22, 2005, the Board of Directors authorized the repurchase of up to 2 million shares during 2006. On December 21, 2006, the Board of Directors authorized the repurchase of up to 1 million shares during 2007. Shares purchased during the last three years are as follows:

           Shares
        Repurchased       Cost
        -----------   -----------
2005       364,420    $ 6,984,000
2006       499,974      8,141,000
2007       599,362      7,709,000
         ---------    -----------
Total    1,463,756    $22,834,000
         =========    ===========

     On December 20, 2007, the Corporation's Board of Directors authorized the repurchase of up to 1 million shares of MBT Financial Corp. common stock during the 12 month period ending December 31, 2008.

(11) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Certain of the Bank's assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets. These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below. The fair values of all financial instruments not discussed below (Cash and cash equivalents, Federal funds sold, Federal Home Loan Bank stock, Accrued interest receivable and other assets, Bank Owned Life Insurance, Federal funds purchased, and Interest payable and other liabilities) are estimated to be equal to their carrying values as of December 31, 2007 and 2006.

     INVESTMENT SECURITIES

     Fair value for the Bank's investment securities was determined using the market value at December 31, 2007 and 2006. These Estimated Market Values are disclosed in Note 3.

     LOANS, NET

     The fair value of all loans is estimated by discounting the future cash flows associated with the loans, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair value of loans at December 31, 2007, net of the allowance for loan losses, is $993,051,000, compared to the carrying value of $980,606,000. The estimated fair value of loans at December 31, 2006, net of the allowance for loan losses, was $981,379,000, compared to the carrying value of $985,234,000.

     OTHER TIME DEPOSITS

     The fair value of other time deposits, consisting of fixed maturity certificates of deposit, is estimated by discounting the related cash flows using the rates currently offered for deposits of similar remaining maturities. The estimated fair value of other time deposits at December 31, 2007 is $494,276,000, compared to the carrying value of $491,943,000. The estimated fair value of other time deposits at December 31, 2006 was $501,105,000, compared to the carrying value of $502,137,000.

     FHLB ADVANCES AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     A portion of the Federal Home Loan Bank advances in the accompanying consolidated balance sheets were written with a put option that allows the Federal Home Loan Bank to require repayment or conversion to a variable rate advance. The fair value of these putable Federal Home Loan Bank advances is estimated using the binomial lattice option pricing method. The estimated fair value of putable Federal Home Loan Bank advances at December 31, 2007 is $135,694,000, compared to the carrying value of $130,000,000.
     The estimated fair value of putable Federal Home Loan Bank advances at December 31, 2006 was $132,538,000, compared to the carrying value of $130,000,000.

     The estimated fair value of the variable rate advances at December 31, 2007 is $132,675,000, compared to the carrying value of $123,000,000. The estimated fair value of the variable rate advances at December 31, 2006 was $134,743,000, compared to the carrying value of $123,000,000.

     The estimated fair value of the fixed rate Federal Home Loan Bank advance at December 31, 2007 was $3,607,000, compared to the carrying value of $3,500,000. The estimated fair value of the fixed rate Federal Home Loan Bank advance at December 31, 2006 was $3,475,000, compared to the carrying value of $3,500,000.

     The estimated fair value of the Securities Sold under Repurchase Agreements at December 31, 2007 was $36,783,000, compared to the carrying value of $35,000,000. The estimated fair value of the Securities Sold under Repurchase Agreements at December 31, 2006 was $39,670,000, compared to the carrying value of $40,000,000.

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

     The provision for Federal income taxes consists of the following (000s omitted):

                                                 2007      2006     2005
                                               -------   -------   ------
Federal income taxes currently payable         $ 3,885   $   680   $6,643
Provision (credit) for deferred taxes on:
   Book (over) under tax loan loss provision    (2,260)     (251)      71
   Accretion of bond discount                      (61)      (39)     (72)
   Net deferred loan origination fees              216      (147)     265
   Accrued postretirement benefits                (100)     (267)    (219)
   Taxover (under) book depreciation                51       (45)     178
   Alternative minimum tax                         680      (680)      --
   Other, net                                     (362)      370       (8)
                                               -------   -------   ------
Total deferred provision (credit)               (1,836)   (1,059)     215
                                               -------   -------   ------
                                               $ 2,049   $  (379)  $6,858
                                               =======   =======   ======

     The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as follows:

                            2007    2006     2005
                            ----   ------   -----
Statutory rate              34.0%   34.0%    35.0%
Municipal interest income   (9.0)  (43.6)    (8.0)
Other, net                  (4.0)   (1.6)     0.8
                            ----   -----     ----
Effective tax rate          21.0%  (11.2)%   27.8%
                            ----   -----     ----

     The components of the net deferred Federal income tax asset (included in Interest Receivable and Other Assets on the accompanying consolidated balance sheets) at December 31 are as follows (000s omitted):

                                                              2007      2006
                                                            -------   -------
Deferred Federal income tax assets:
   Allowance for loan losses                                $ 7,174   $ 4,914
   Net deferred loan origination fees                           211       427
   Tax versus book depreciation differences                     290       341
   Net unrealized losses on securities available for sale       138     1,383
   Accrued postretirement benefits                            2,330     2,390
   Alternative minimum tax                                       --       680
   Other, net                                                   628        --
                                                            -------   -------
                                                            $10,771   $10,135
Deferred Federal income tax liabilities:
   Accretion of bond discount                               $  (127)  $  (188)
   Other                                                       (437)     (171)
                                                            -------   -------
                                                            $  (564)  $  (359)
                                                            -------   -------
Net deferred Federal income tax asset                       $10,207   $ 9,776
                                                            =======   =======

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

     As of December 31, 2007, the Corporation's capital ratios exceeded the required minimums to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation must maintain minimum Total risk based, Tier I risk based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since December 31, 2007 that Management believes have changed the Corporation's category. Management believes, as of December 31, 2007, that the Corporation meets all capital adequacy requirements to which it is subject.

     The Corporation's and Bank's actual capital amounts and ratios are also presented in the table (000s omitted in dollar amounts).

                                                                  Minimum to
                                                                Qualify as Well
                                                 Actual           Capitalized
                                            ----------------   ----------------
                                             Amount    Ratio    Amount    Ratio
                                            --------   -----   --------   -----
AS OF DECEMBER 31, 2007:
   Total Capital to Risk-Weighted Assets
      Consolidated                          $143,679   13.1%   $109,974   10.0%
      Monroe Bank & Trust                    142,632   13.0%    109,889   10.0%
   Tier 1 Capital to Risk-Weighted Assets
      Consolidated                           129,839   11.8%     65,985    6.0%
      Monroe Bank & Trust                    128,803   11.7%     65,934    6.0%
   Tier 1 Capital to Average Assets
      Consolidated                           129,839    8.4%     77,470    5.0%
      Monroe Bank & Trust                    128,803    8.3%     77,428    5.0%

                                                                  Minimum to
                                                                Qualify as Well
                                                  Actual          Capitalized
                                            ----------------   ----------------
                                             Amount    Ratio    Amount    Ratio
                                            --------   -----   --------   -----
AS OF DECEMBER 31, 2006:
   Total Capital to Risk-Weighted Assets
      Consolidated                          $154,792   14.0%   $110,181   10.0%
      Monroe Bank & Trust                    153,730   14.0%    110,126   10.0%
   Tier 1 Capital to Risk-Weighted Assets
      Consolidated                           141,006   12.8%     66,109    6.0%
      Monroe Bank & Trust                    139,951   12.7%     66,075    6.0%
   Tier 1 Capital to Average Assets
      Consolidated                           141,006    8.9%     78,869    5.0%
      Monroe Bank & Trust                    139,951    8.9%     78,841    5.0%

(14) EARNINGS PER SHARE

     The calculation of earnings per common share for the years ended December 31 is as follows:

                                                     2007          2006          2005
                                                 -----------   -----------   -----------
BASIC
   Net income                                    $ 7,713,000   $ 3,773,000   $17,979,000
   Less preferred dividends                               --            --            --
                                                 -----------   -----------   -----------
   Net income applicable to common stock         $ 7,713,000   $ 3,773,000   $17,979,000
                                                 -----------   -----------   -----------
   Average common shares outstanding              16,415,425    16,941,432    17,344,376
                                                 -----------   -----------   -----------
   Earnings per common share - basic             $      0.47   $      0.22   $      1.04
                                                 ===========   ===========   ===========

                                                     2007          2006          2005
                                                 -----------   -----------   -----------
DILUTED
   Net income                                    $ 7,713,000   $ 3,773,000   $17,979,000
   Less preferred dividends                               --            --            --
                                                 -----------   -----------   -----------
   Net income applicable to common stock         $ 7,713,000   $ 3,773,000   $17,979,000
                                                 -----------   -----------   -----------
   Average common shares outstanding              16,415,425    16,941,432    17,344,376
   Stock option adjustment                            10,619        30,778        73,991
                                                 -----------   -----------   -----------
   Average common shares outstanding - diluted    16,426,044    16,972,210    17,418,367
                                                 -----------   -----------   -----------
   Earnings per common share - diluted           $      0.47   $      0.22   $      1.03
                                                 ===========   ===========   ===========

(15) STOCK-BASED COMPENSATION PLAN

     The Long-Term Incentive Compensation Plan approved by shareholders at the April 6, 2000 Annual Meeting of Shareholders of Monroe Bank & Trust authorized the Board of Directors to grant nonqualified stock options to key employees and non-employee directors. Such grants may be made until January 2, 2010 for up to 1,000,000 shares of the Corporation's common stock. The amount that may be awarded to any one individual is limited to 100,000 shares in any one calendar year. As of December 31, 2007, the number of shares available under the plan is 42,523. This includes 81,083 shares that were previously awarded that have been forfeited.

     Stock Option Awards - Stock options granted under the plan have exercise prices equal to the fair market value at the date of grant. Options granted under the plan may be exercised for a period of no more than ten years from the date of grant. One-third of the options granted to key employees in 2007 and 2006 vest annually, beginning December 31, 2007, and December 31, 2006, respectively. The options granted to key employees in 2005, 2004, 2003, 2002 and 2000 are vested as of December 31, 2007, December 31, 2006, December 31, 2005, December 31, 2004 and December 31, 2002, respectively. The options granted to non-employee directors in 2002 and 2001 vested on December 31, 2002 and December 31, 2001, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions disclosed in
     Note 1 to the consolidated financial statements.

     A summary of the status of stock options under the plan is presented in the table below.

                                          2007                 2006                 2005
                                   ------------------   ------------------   ------------------
                                             Weighted             Weighted             Weighted
                                              Average              Average              Average
                                             Exercise             Exercise             Exercise
                                    Shares     Price     Shares     Price     Shares     Price
                                   -------   --------   -------   --------   -------   --------
Options Outstanding, January 1     510,143    $17.73    432,642    $17.98    433,787    $15.21
Granted                             94,500     15.33     86,000     16.24    136,000     23.40
Exercised                               --        --      5,999     13.45     88,162     14.16
Forfeited/Expired                    2,500     16.24      2,500     20.72     48,983     15.34
                                   -------    ------    -------    ------    -------    ------
Options Outstanding, December 31   602,143    $17.36    510,143    $17.73    432,642    $17.98
                                   -------    ------    -------    ------    -------    ------
Options Exercisable, December 31   511,322    $17.68    407,991    $17.32    303,321    $16.54
                                   -------    ------    -------    ------    -------    ------
Weighted Average Fair Value of
   Options Granted During Year                $ 2.76               $ 3.61               $ 5.10

     The options outstanding as of December 31, 2007 are exercisable at prices ranging from $13.20 to $23.40. The options exercisable as of December 31, 2007 are exercisable at prices ranging from $13.20 to $23.40. The number of options and remaining life of options at each exercise price are as follows:

              Outstanding Options        Exercisable Options
           ------------------------   ------------------------
  Price              Remaining Life             Remaining Life
Exercise    Shares     (in years)      Shares     (in years)
--------   -------   --------------   -------   --------------
$ 13.20     84,003        5.01         84,003        5.01
$ 13.85     35,338        4.01         35,338        4.01
$ 13.94      4,402        3.01          4,402        3.01
$ 15.33     94,500        9.01         31,509        9.01
$ 16.24     83,500        8.01         55,670        8.01
$ 16.69    113,500        6.01        113,500        6.01
$18.125     52,400        2.50         52,400        2.50
$ 23.40    134,500        7.01        134,500        7.01
           -------        ----        -------        ----
           602,143        6.40        511,322        5.99

     The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $0, $19,000, and $570,000,
     respectively.

     A summary of the status of the Corporation's nonvested option shares as of December 31, 2007 and changes during the year ended December 31, 2007 is as follows:

                                             Weighted
                                              Average
                                            Grant Date
       Nonvested Shares           Shares    Fair Value
       ----------------          --------   ----------
Nonvested at January 1, 2007      102,152      $4.26
Granted                            94,500       2.76
Vested                           (103,331)      4.00
Forfeited                          (2,500)      3.61
Nonvested at December 31, 2007     90,821      $3.02

     As of December 31, 2007, there was $274,000 of total unrecognized compensation cost related to non vested share based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 1.3 years.

     Restricted Stock Awards - Restricted stock units granted under the plan result in an award of common shares to key employees based upon earnings performance during the vesting period. Key employees were granted 23,800 and 21,800 Performance Stock Units (PSUs) on January 2, 2007 and January 3, 2006, respectively. PSUs granted on January 2, 2007 and January 3, 2006 will vest on December 31, 2009 and December 31, 2008, respectively. The amount of these PSUs that will vest is based on the three year cumulative earnings per share achieved by the company during the vesting period as shown in the following schedule:

 Three Year Cumulative Fully Diluted
        EPS for the Three Year
      Performance Period Ending:
-------------------------------------   Percent PSUs
December 31, 2008   December 31, 2009      Vested
-----------------   -----------------   ------------
      $4.38               $3.22             100%
      $4.31               $3.15              80%
      $4.23               $3.09              60%
      $4.13               $3.03              40%
      $4.06               $2.97              20%
      $3.75               $2.91               0%

     The Corporation does not expect to meet the earnings threshold required to award any shares under the PSUs granted in 2006 and 2007, therefore no expense was recorded in 2007 for the PSUs.

(16) PARENT COMPANY

     Condensed parent company financial statements, which include transactions with the subsidiary, are as follows (000s omitted):

     BALANCE SHEETS

                                                      DECEMBER 31,
                                                  -------------------
                                                    2007       2006
                                                  --------   --------
ASSETS
Cash and due from banks                           $  3,099   $  3,512
Investment in subsidiary bank                      126,411    135,007
Other assets                                           840        552
                                                  --------   --------
     Total assets                                 $130,350   $139,071
                                                  --------   --------
LIABILITIES
Dividends payable and other liabilities           $  2,903   $  3,009
                                                  --------   --------
     Total liabilities                               2,903      3,009
                                                  --------   --------
STOCKHOLDERS' EQUITY
     Total stockholders'equity                     127,447    136,062
                                                  --------   --------
     Total liabilities and stockholders' equity   $130,350   $139,071
                                                  ========   ========

     STATEMENTS OF INCOME

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  2007       2006       2005
                                                --------   --------   --------
INCOME
Dividends from subsidiary bank                  $ 19,106   $ 19,415   $ 15,871
Other operating income                                21         --         --
                                                --------   --------   --------
      Total income                                19,127     19,415     15,871
                                                --------   --------   --------
EXPENSE
Other expense                                        146        158        150
                                                --------   --------   --------
      Total expense                                  146        158        150
                                                --------   --------   --------
Income before tax and equity in undistributed
   net income of subsidiary bank                  18,981     19,257     15,721
Income tax benefit                                   (43)       (54)       (52)
                                                --------   --------   --------
Income before equity in undistributed
   net income of subsidiary bank                  19,024     19,311     15,773
Equity in undistributed net income
   of subsidiary bank                            (11,311)   (15,538)     2,206
                                                --------   --------   --------
NET INCOME                                      $  7,713   $  3,773   $ 17,979
                                                ========   ========   ========

     STATEMENTS OF CASH FLOWS

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2007       2006       2005
                                                       --------   --------   --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                             $  7,713   $  3,773   $ 17,979
Equity in undistributed net income of subsidiary bank    11,311     15,538     (2,206)
Net increase (decrease) in other liabilities               (106)       928       (125)
Net (increase) decrease in other assets                     112        (75)       200
                                                       --------   --------   --------
   Net cash provided by operating activities           $ 19,030   $ 20,164   $ 15,848
                                                       --------   --------   --------
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Issuance of common stock                               $    127   $    258   $  1,396
Repurchase of common stock                               (7,709)    (8,141)    (6,984)
Dividends paid                                          (11,861)   (11,731)   (11,292)
                                                       --------   --------   --------
   Net cash used for financing activities              $(19,443)  $(19,614)  $(16,880)
                                                       --------   --------   --------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                              $   (413)  $    550   $ (1,032)
CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR                                      3,512      2,962      3,994
                                                       --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR               $  3,099   $  3,512   $  2,962
                                                       ========   ========   ========

     Under current regulations, the Bank is limited in the amount it may loan to the Corporation. Loans to the Corporation may not exceed ten percent of the Bank's capital stock, surplus, and undivided profits plus the allowance for loan losses. Loans from the Bank to the Corporation are required to be collateralized. Accordingly, at December 31, 2007, Bank funds available for loans to the Corporation amounted to $14,910,000. The Bank has not made any loans to the Corporation.

     Federal and state banking laws place certain restrictions on the amount of dividends a bank may make to its parent company. Michigan law limits the amount of dividends that the Bank can pay to the Corporation without regulatory approval to the amount of net income then on hand. Accordingly, the Bank can pay dividends of $48,881,000 in 2008, in addition to its 2008 net income, without regulatory approval.

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

     Financial instruments whose contractual amounts represent off-balance sheet credit risk at December 31 were as follows (000s omitted):

                                                             CONTRACTUAL AMOUNT
                                                             ------------------
                                                               2007      2006
                                                             -------   --------
Commitments to extend credit:
   Unused portion of commercial lines of credit              $92,774   $100,265
   Unused portion of credit card lines of credit               5,988      5,802
   Unused portion of home equity lines of credit              20,047     20,873
Standby letters of credit and financial guarantees written     9,994     12,234
All other off-balance sheet assets                             3,555      3,922

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

     Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and other business transactions. Approximately $9,571,000 of the letters of credit expires in 2008 and $423,000 extends for two to five years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(18) QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (000S OMITTED):

2007                                        FIRST     SECOND    THIRD     FOURTH
----                                       -------   -------   -------   -------
Total Interest Income                      $23,717   $23,288   $23,557   $22,989
Total Interest Expense                      12,534    12,501    12,889    12,858
                                           -------   -------   -------   -------
Net Interest Income                         11,183    10,787    10,668    10,131
Provision for Loan Losses                      750       750     1,000     8,907
Other Income                                 3,763     4,119     3,928     3,824
Other Expenses                               9,112     9,279     9,242     9,601
                                           -------   -------   -------   -------
Income Before Provision For Income Taxes     5,084     4,877     4,354    (4,553)
Provision For Income Taxes                   1,381     1,342     1,173    (1,847)
                                           -------   -------   -------   -------
Net Income                                 $ 3,703   $ 3,535   $ 3,181   $(2,706)
                                           =======   =======   =======   =======
Basic Earnings Per Common Share            $  0.22   $  0.21   $  0.20   $ (0.16)
Diluted Earnings Per Common Share          $  0.22   $  0.21   $  0.20   $ (0.16)
Dividends Declared Per Share               $  0.18   $  0.18   $  0.18   $  0.18

2006                                        FIRST     SECOND    THIRD     FOURTH
----                                       -------   -------   -------   -------
Total Interest Income                      $23,728   $23,940   $24,165   $24,090
Total Interest Expense                      11,560    12,018    12,785    12,925
                                           -------   -------   -------   -------
Net Interest Income                         12,168    11,922    11,380    11,165
Provision for Loan Losses                      675     6,675     7,950     1,175
Other Income                                 3,584    (1,240)    3,723     3,475
Other Expenses                               8,489    10,052     9,418     8,349
                                           -------   -------   -------   -------
Income Before Provision For Income Taxes     6,588    (6,045)   (2,265)    5,116
Provision For Income Taxes                   1,862    (2,469)   (1,147)    1,375
                                           -------   -------   -------   -------
Net Income                                 $ 4,726   $(3,576)  $(1,118)  $ 3,741
                                           =======   =======   =======   =======
Basic Earnings Per Common Share            $  0.28   $ (0.21)  $ (0.07)  $  0.22
Diluted Earnings Per Common Share          $  0.28   $ (0.21)  $ (0.07)  $  0.22
Dividends Declared Per Share               $  0.17   $  0.17   $  0.18   $  0.18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

MBT Financial Corp. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of December 31, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2007, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be in the Corporation's periodic SEC filings.

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

MBT Financial Corp.'s management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2007 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, management determined that, as of December 31, 2007, the Corporation's internal control over financial reporting is effective, based on those criteria. Management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2007 has been audited by Plante & Moran, PLLC, an independent registered public accounting firm, as stated in their report appearing on page 25.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2007, that materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

Securities authorized for issuance under equity compensation plans as of December 31, 2007 were as follows:

                                                                                                Number of securities
                                                                       Weighted average       remaining available for
                                       Number of securities to be     exercise price of        future issuance under
                                         issued upon exercise of          outstanding        equity compensation plans
                                     outstanding options, warrants,   options, warrants,   (excluding securities reflected
                                               and rights                 and rights           in  the first column)
                                     ------------------------------   ------------------   -------------------------------
Equity Compensation plans approved
   by security holders                           602,143                     $17.36                     58,534
Equity Compensation plans not
   approved by security holders                        0                          0                          0
                                                 -------                     ------                     ------
Total                                            602,143                     $17.36                     58,534
                                                 -------                     ------                     ------

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                    Contents

Financial Statements
   Reports of Independent Registered Public Accounting Firm -        Pages 25-26
   Consolidated Balance Sheets as of December 31, 2007 and 2006 -        Page 27
   Consolidated Statements of Income for the Years Ended
      December 31, 2007, 2006, and 2005 -                                Page 28
   Consolidated Statements of Changes in Stockholders' Equity
      for the Years Ended December 31, 2007, 2006, and 2005 -            Page 29
   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2007, 2006, and 2005 -                                Page 30
   Notes to Consolidated Financial Statements -                      Pages 31-48

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

10.4 Monroe Bank & Trust Group Director Death Benefit Only Plan. Previously filed as Exhibit 10.4 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2006.

10.5 Monroe Bank & Trust Group Executive Death Benefit Only Plan. Previously filed as Exhibit 10.5 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2006.

10.6 Monroe Bank & Trust Amended and Restated Supplemental Executive Retirement Agreement with H. Douglas Chaffin.

10.7 MBT Financial Corp. Severance Agreements with Donald M. Lieto, James E. Morr, Thomas G. Myers, and John L. Skibski. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on January 26, 2006.

10.8 MBT Financial Corp. Severance Agreement with Scott E. McKelvey. Previously filed as Exhibit 10.1 to MBT Financial Corp.'s Form 10-Q for its quarter ended June 30, 2007.

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

Dated: March 12, 2008                   MBT FINANCIAL CORP.


                                        /s/ John L. Skibski
                                        ----------------------------------------
                                        John L. Skibski
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 12, 2008


/s/ H. Douglas Chaffin                  /s/ John L. Skibski
-------------------------------------   ----------------------------------------
H. Douglas Chaffin                      John L. Skibski
President, Chief Executive              Chief Financial Officer
Officer & Director


/s/ William D. McIntyre, Jr.            /s/ Peter H. Carlton
-------------------------------------   ----------------------------------------
William D. McIntyre, Jr.                Peter H. Carlton
Chairman                                Director


/s/ Joseph S. Daly                      /s/ Thomas M. Huner
-------------------------------------   ----------------------------------------
Joseph S. Daly                          Thomas M. Huner
Director                                Director


/s/ Rocque E. Lipford                   /s/ Michael J. Miller
-------------------------------------   ----------------------------------------
Rocque E. Lipford                       Michael J. Miller
Director                                Director


/s/ Debra J. Shah                       /s/ Philip P. Swy
-------------------------------------   ----------------------------------------
Debra J. Shah                           Philip P. Swy
Director                                Director


/s/ Karen M. Wilson
-------------------------------------
Karen M. Wilson
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

10.4             Monroe Bank & Trust Group Director Death Benefit Only Plan.
                 Previously filed as Exhibit 10.4 to MBT Financial Corp.'s Form
                 10-K for its fiscal year ended December 31, 2006.

10.5             Monroe Bank & Trust Group Executive Death Benefit Only Plan.
                 Previously filed as Exhibit 10.5 to MBT Financial Corp.'s Form
                 10-K for its fiscal year ended December 31, 2006.

10.6             Monroe Bank & Trust Amended and Restated Supplemental Executive
                 Retirement Agreement with H. Douglas Chaffin.

10.7             MBT Financial Corp. Severance Agreements with Donald M. Lieto,
                 James E. Morr, Thomas G. Myers, and John L. Skibski. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on
                 January 26, 2006.

10.8             MBT Financial Corp. Severance Agreement with Scott E. McKelvey.
                 Previously filed as Exhibit 10.1 to MBT Financial Corp.'s Form
                 10-Q for its quarter ended June 30, 2007.

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