Form 10-Q
period 2008-03-31
MBT FINANCIAL CORP
filed 2008-05-12
CIK 1118237

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2008

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer [ ]                  Accelerated filer      [X]

         Non-accelerated filer   [ ]               Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of May 5, 2008, there were 16,130,515 shares of the Company's Common Stock outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               MBT FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                   MARCH 31, 2008   DECEMBER 31,
Dollars in thousands                                 (UNAUDITED)        2007
--------------------                               --------------   ------------
ASSETS
Cash and Cash Equivalents
   Cash and due from banks                           $   24,954     $   25,113
                                                     ----------     ----------
      Total cash and cash equivalents                    24,954         25,113
Securities - Held to Maturity                            40,768         44,734
Securities - Available for Sale                         390,114        380,238
Federal Home Loan Bank stock - at cost                   13,086         13,086
Loans held for sale                                         206          1,431
Loans - Net                                             973,513        980,606
Accrued interest receivable and other assets             37,517         36,370
Bank Owned Life Insurance                                42,864         42,509
Premises and Equipment - Net                             32,428         32,719
                                                     ----------     ----------
      Total assets                                   $1,555,450     $1,556,806
                                                     ==========     ==========
LIABILITIES
Deposits:
   Non-interest bearing                              $  127,716     $  141,115
   Interest-bearing                                     967,889        968,865
                                                     ----------     ----------
      Total deposits                                  1,095,605      1,109,980
Federal Home Loan Bank advances                         256,500        256,500
Federal funds purchased                                  26,900         13,300
Repurchase agreements                                    35,000         35,000
Interest payable and other liabilities                   13,364         14,579
                                                     ----------     ----------
      Total liabilities                               1,427,369      1,429,359
                                                     ----------     ----------
STOCKHOLDERS' EQUITY
Common stock (no par value)                                  --             --
Retained Earnings                                       129,780        129,917
Accumulated other comprehensive loss                     (1,699)        (2,470)
                                                     ----------     ----------
      Total stockholders' equity                        128,081        127,447
                                                     ----------     ----------
      Total liabilities and stockholders' equity     $1,555,450     $1,556,806
                                                     ==========     ==========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   ------------------
Dollars in thousands, except per share data          2008      2007
-------------------------------------------        -------   --------
INTEREST INCOME
Interest and fees on loans                         $16,428    $17,761
Interest on investment securities-
   Tax-exempt                                          815      1,009
   Taxable                                           4,956      4,915
Interest on federal funds sold                           1         32
                                                   -------    -------
      Total interest income                         22,200     23,717
                                                   -------    -------
INTEREST EXPENSE
Interest on deposits                                 7,491      7,955
Interest on borrowed funds                           4,256      4,579
                                                   -------    -------
      Total interest expense                        11,747     12,534
                                                   -------    -------
NET INTEREST INCOME                                 10,453     11,183
PROVISION FOR LOAN LOSSES                            1,200        750
                                                   -------    -------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                            9,253     10,433
                                                   -------    -------
OTHER INCOME
Income from wealth management services               1,127      1,067
Service charges and other fees                       1,526      1,525
Net gain on sales of securities                         25         --
Origination fees on mortgage loans sold                193        183
Bank owned life insurance income                       355        296
Other                                                  736        692
                                                   -------    -------
      Total other income                             3,962      3,763
                                                   -------    -------
OTHER EXPENSES
Salaries and employee benefits                       5,582      5,449
Occupancy expense                                      995        880
Equipment expense                                      828        845
Marketing expense                                      241        252
Professional fees                                      469        370
Net loss on other real estate owned                     35         18
Other                                                1,548      1,298
                                                   -------    -------
      Total other expenses                           9,698      9,112
                                                   -------    -------
INCOME BEFORE INCOME TAXES                           3,517      5,084
INCOME TAX EXPENSE                                     870      1,381
                                                   -------    -------
NET INCOME                                         $ 2,647    $ 3,703
                                                   =======    =======
BASIC EARNINGS PER COMMON SHARE                    $  0.16    $  0.22
                                                   =======    =======
DILUTED EARNINGS PER COMMON SHARE                  $  0.16    $  0.22
                                                   =======    =======
COMMON STOCK DIVIDENDS DECLARED PER SHARE          $  0.18    $  0.18
                                                   =======    =======

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         --------------------
Dollars in thousands                                        2008       2007
--------------------                                     ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                               $   2,647   $  3,703
Adjustments to reconcile net income to net cash from
   operating activities
   Provision for loan losses                                 1,200        750
   Depreciation                                                718        681
   Increase in net deferred Federal income tax asset            --       (228)
   Net (accretion) amortization of investment premium
      and discount                                              14        (87)
   Net increase (decrease) in interest payable and
      other liabilities                                     (1,175)     1,293
   Net (increase) decrease in interest receivable and
      other assets                                          (2,053)     3,311
   Equity based compensation expense                            90        170
   Net (gain) loss on sale/settlement of securities            (25)        --
   Increase in cash surrender value of life insurance         (355)      (296)
                                                         ---------   --------
      Net cash provided by operating activities          $   1,061   $  9,297
                                                         ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment
   securities held to maturity                           $   3,967   $ 12,433
Proceeds from maturities and redemptions of investment
   securities available for sale                           114,997      4,271
Proceeds from sales of investment securities available
   for sale                                                  2,989         --
Net increase in loans                                        7,118      9,231
Proceeds from sales of other real estate owned                 403        663
Proceeds from sales of other assets                             89         26
Purchase of investment securities held to maturity              --       (700)
Purchase of investment securities available for sale      (126,707)   (12,517)
Purchase of bank premises and equipment                       (427)      (388)
                                                         ---------   --------
      Net cash provided by investing activities          $   2,429   $ 13,019
                                                         ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                 $ (14,375)  $(19,847)
Net increase (decrease) in short term borrowings            13,600     (1,000)
Proceeds from issuance of common stock                          29         28
Repurchase of common stock                                      --       (968)
Dividends paid                                              (2,903)    (3,007)
                                                         ---------   --------
      Net cash used for financing activities             $  (3,649)  $(24,794)
                                                         ---------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                $    (159)  $ (2,478)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            25,113     27,903
                                                         ---------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  24,954   $ 25,425
                                                         =========   ========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

                                                                                  ACCUMULATED
                                                         ADDITIONAL                  OTHER
                                                           PAID-IN    RETAINED   COMPREHENSIVE
Dollars in thousands                                       CAPITAL    EARNINGS   INCOME (LOSS)     TOTAL
--------------------                                     ----------   --------   -------------   --------
BALANCE - JANUARY 1, 2008                                  $   --     $129,917      $(2,470)     $127,447
Repurchase of Common Stock                                     --           --           --            --
Issuance of Common Stock (3,324 shares)                        --           29           --            29
Equity Compensation                                            --           90           --            90
Dividends declared ($0.18 per share)                           --       (2,903)          --        (2,903)
Comprehensive income:
   Net income                                                  --        2,647           --         2,647
   Change in net unrealized loss on securities
      available for sale - Net of tax effect of $(409)         --           --          760           760
   Reclassification adjustment for gains included
      in net income - Net of tax effect of $9                  --           --          (15)          (15)
   Change in postretirement benefit obligation
      Net of tax effect of ($14)                               --           --           26            26
                                                           ------     --------      -------      --------
         Total Comprehensive Income                                                                 3,418
                                                           ------     --------      -------      --------
BALANCE - MARCH 31, 2008                                   $   --     $129,780      $(1,699)     $128,081
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

SFAS 123(R) applies to awards granted or modified after January 1, 2006. Compensation cost is also recorded for prior option grants that vest after the date of adoption. The compensation expense recorded under FAS 123(R) in the three months ended March 31, 2008 and March 31, 2007 was $90,000 and $170,000, respectively.

The weighted average fair value of options granted was $2.76 in 2007. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: expected option lives of seven years, expected volatility of 20.3%, and a risk-free interest rate of 4.7%.

FAIR VALUE

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

2. EARNINGS PER SHARE

The calculation of net income per common share for the three months ended March 31 is as follows:

                                                     2008          2007
                                                 -----------   -----------
BASIC
   Net income                                    $ 2,647,000   $ 3,703,000
   Less preferred dividends                               --            --
                                                 -----------   -----------
   Net income applicable to common stock         $ 2,647,000   $ 3,703,000
                                                 -----------   -----------
   Average common shares outstanding              16,127,047    16,686,983
                                                 -----------   -----------
   Earnings per common share - basic             $      0.16   $      0.22
                                                 ===========   ===========

                                                     2008          2007
                                                 -----------   -----------
DILUTED
   Net income                                    $ 2,647,000   $ 3,703,000
   Less preferred dividends                               --            --
                                                 -----------   -----------
   Net income applicable to common stock         $ 2,647,000   $ 3,703,000
                                                 -----------   -----------
   Average common shares outstanding              16,127,047    16,686,983
   Stock option adjustment                            12,026        29,702
                                                 -----------   -----------
   Average common shares outstanding - diluted    16,139,073    16,716,685
                                                 -----------   -----------
   Earnings per common share - diluted           $      0.16   $      0.22
                                                 ===========   ===========

3. STOCK BASED COMPENSATION

The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

                                                 Weighted Average
                                        Shares    Exercise Price
                                       -------   ----------------
Options Outstanding, January 1, 2008   602,143        $ 17.36
Granted                                     --             --
Exercised                                   --             --
Forfeited                               58,334          16.90
                                       -------        -------
Options Outstanding, March 31, 2008    543,809        $ 17.41
                                       -------        -------
Options Exercisable, March 31, 2008    457,987        $ 17.75
                                       -------        -------

The total expense for equity based compensation was $90,000 in the first three months of 2008 and $170,000 in the first three months of 2007.

4. LOANS

The Bank grants commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan, southern Wayne County, Michigan, and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.

Loans consist of the following (000s omitted):

                                               March 31,   December 31,
                                                  2008         2007
                                               ---------   ------------
Residential real estate loans                   $481,005    $  489,038
Non-residential real estate loans                340,574       357,622
Loans to finance agricultural production and
   other loans to farmers                         11,853         5,981
Commercial and industrial loans                  121,118       107,375
Loans to individuals for household, family,
   and other personal expenditures                36,922        40,705
All other loans (including overdrafts)               321           731
                                                --------    ----------
   Total loans, gross                            991,793     1,001,452
   Less: Deferred loan fees                          597           624
                                                --------    ----------
   Total loans, net of deferred loan fees        991,196     1,000,828
   Less: Allowance for loan losses                17,683        20,222
                                                --------    ----------
                                                $973,513    $  980,606
                                                ========    ==========

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

The following table summarizes nonperforming assets (000's omitted):

                                       March 31,   December 31,
                                          2008         2007
                                       ---------   ------------
Nonaccrual loans                        $37,814      $30,459
Loans 90 days past due                       94          102
Restructured loans                        1,679        3,367
                                        -------      -------
   Total nonperforming loans            $39,587      $33,928
Other real estate owned                  13,884       10,626
Other assets                              1,935        1,939
                                        -------      -------
   Total nonperforming assets           $55,406      $46,493
                                        =======      =======
Nonperforming assets to total assets       3.56%        2.99%
Allowance for loan losses to
   nonperforming loans                    44.67%       59.60%

5. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):

                            Three months ended   Twelve months ended
                              March 31, 2008      December 31, 2007
                            ------------------   -------------------
Balance beginning of year         $20,222              $13,764
Provision for loan losses           1,200               11,407
Loans charged off                  (3,955)              (6,386)
Recoveries                            216                1,437
                                  -------              -------
Balance end of period             $17,683              $20,222
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

6. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of March 31, 2008 and December 31, 2007 (000's omitted):

                                               March 31, 2008            December 31, 2007
                                          ------------------------   ------------------------
                                          Amortized     Estimated    Amortized     Estimated
                                             Cost     Market Value      Cost     Market Value
                                          ---------   ------------   ---------   ------------
Held to Maturity
Obligations of U.S. Government Agencies    $     7       $     8      $     7       $     8
Obligations of States and Political
   Subdivisions                             40,761        41,106       44,727        45,036
                                           -------       -------      -------       -------
                                           $40,768       $41,114      $44,734       $45,044
                                           =======       =======      =======       =======

                                               March 31, 2008            December 31, 2007
                                          ------------------------   ------------------------
                                          Amortized     Estimated    Amortized     Estimated
                                             Cost     Market Value      Cost     Market Value
                                          ---------   ------------   ---------   ------------
Available for Sale
Obligations of U.S. Government Agencies    $316,964     $319,249      $330,505     $330,178
Obligations of States and Political
   Subdivisions                              32,972       33,428        27,046       27,134
Other Securities                             39,428       37,437        23,081       22,926
                                           --------     --------      --------     --------
                                           $389,364     $390,114      $380,632     $380,238
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

7. FAIR VALUE MEASUREMENTS

The following tables present information about the Company's assets measured at fair value on a recurring basis at March 31, 2008, and the valuation techniques used by the Company to determine those fair values.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets that the Company has the ability to access.

Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company's assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset.

Assets measured at fair value on a recurring basis are as follows (000's omitted):

                                              Quoted Prices in
                                             Active Markets for   Significant Other      Significant     Balance at
                                             Identical Assets     Observable Inputs     Unobservable      March 31,
                                                  (Level 1)           (Level 2)       Inputs (Level 3)      2008
                                             ------------------   -----------------   ----------------   ----------
Investment Securities - Available for Sale        $330,133             $59,385              $596          $390,114


The changes in Level 3 assets measured at fair value on a recurring basis were (000's omitted):

                                                                                          Investment
                                                                                         Securities -
                                                                                           Available
                                                                                           for Sale
                                                                                         ------------
BALANCE AT DECEMBER 31, 2007                                                                 $585
   Total realized and unrealized gains (losses) included in income                             --
   Total unrealized gains (losses) included in other comprehensive income                      11
   Net purchases, sales, calls and maturities                                                  --
   Net transfers in/out of Level 3                                                             --
                                                                                             ----
BALANCE AT MARCH 31, 2008                                                                    $596

Of the Level 3 assets that were still held by the Company at March 31, 2008, the unrealized gain for the three months ended March 31, 2008 was $6,000, which is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not have purchases or sales of Level 3 available for sale securities during the period.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Available for sale investment securities categorized as Level 3 assets consist of bonds issued by local municipalities. The Company estimates the fair value of these bonds based on the present value of expected future cash flows using management's best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality, and a discount rate commensurate with the current market and other risks involved.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include held to maturity investments and loans. The Company estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections. In the quarter ended March 31, 2008, the Company recognized a non-cash impairment charge of $2,460,000 to adjust these assets to their fair values.

Assets measured at fair value on a nonrecurring basis are as follows (000's omitted):

                                                             Quoted                                    Total
                                                           Prices in                                   Losses
                                                             Active     Significant                   for the
                                                          Markets for      Other       Significant     period
                                             Balance at    Identical     Observable   Unobservable     ended
                                              March 31,      Assets        Inputs        Inputs      March 31,
                                                2007       (Level 1)     (Level 2)      (Level 3)       2008
                                             ----------   -----------   -----------   ------------   ---------
Investment Securities - Held to Maturity       $41,114        $ 8         $20,681        $20,425       $   --
Impaired loans accounted for under FAS 114     $37,039        $--         $    --        $37,039       $2,460
Loans held for sale                            $   206        $--         $    --        $   206       $   --

Held to maturity investment securities categorized as Level 3 assets primarily consist of bonds issued by local municipalities. The Company estimates the fair value of these bonds based on the present value of expected future cash flows using management's best estimate of key assumptions, including forecasted interest yield and prepayment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogenous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

Other assets, including bank owned life insurance, intangible assets, and other assets acquired in business combinations, are also subject to periodic impairment assessments under other accounting principles generally accepted in the United States of America. These assets are not considered financial instruments. Effective February 12, 2008, the FASB issued a staff position, FSP FAS 157-2, which delayed the applicability of FAS 157 to non financial instruments. Accordingly, these assets have been omitted from the above disclosures.

8. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

                                                                Contractual Amount
                                                             ------------------------
                                                             March 31,   December 31,
                                                                2008         2007
                                                             ---------   ------------
Commitments to extend credit:
   Unused portion of commercial lines of credit               $79,458      $92,774
   Unused portion of credit card lines of credit                6,171        5,988
   Unused portion of home equity lines of credit               21,387       20,047
Standby letters of credit and financial guarantees written     10,008        9,994
All other off-balance sheet assets                              4,019        3,555

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

Critical Accounting Policies

The Company's Allowance for Loan Losses is a "critical accounting estimate" because it is an estimate that is based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Company's financial condition. These assumptions include, but are not limited to, collateral values and the effect of economic conditions on the financial condition of the borrowers. To determine the Allowance for Loan Losses, the Company estimates losses on all loans that are not classified as non accrual or renegotiated by applying historical loss rates, adjusted for current conditions, to those loans in accordance with SFAS 5. In addition, all loans that are non accrual or renegotiated are individually tested for impairment. Any amount of monetary impairment is included in the Allowance for Loan Losses in accordance with SFAS 114.

Financial Condition

The flat yield curve environment that began in 2005 started to improve late in the third quarter of 2007, with the curve returning to a more typical slope in the fourth quarter of 2007 through the first quarter of 2008. While the flat curve condition existed, the spread between the asset yields and funding costs was narrow, providing little opportunity for profitable growth without increasing exposure to interest rate risk. Throughout this period, the Company maintained a strategy of controlling the decline in its net interest margin by restricting its growth and changing the mix of its assets to increase the percent invested in loans. Although the shape of the yield curve now presents opportunity to increase bank assets profitably, the economic conditions have deteriorated and loan demand has decreased significantly.

Since December 31, 2007, total loans decreased $9.7 million (1.0%) due to the weak loan demand. Total cash and investments increased $5.8 million (1.2%), and total assets decreased $1.4 million (0.1%). Consumer loans decreased $3.8 million, or 9.3% due to a reduction in lending for autos and other personal expenditures, especially boats and recreational vehicles. Residential real estate secured loans decreased $8.0 million (1.6%) due to the low interest rate environment. Our residential real estate portfolio primarily consists of adjustable rate mortgages, and we sell most fixed rate mortgages we originate. Recently, 30 year fixed mortgage rates have been low enough that our adjustable rate customers have elected to refinance into fixed rate products. Deposits decreased $14.4 million, or 1.3%, due to a variety of factors, primarily including normal seasonal activity of large municipal depositors and aggressive certificate of deposit pricing strategies of some of the regional banks that have offices in our market area. Total capital increased $0.6 million or 0.5% even though dividends declared exceeded net income by $0.3 million, as accumulated other comprehensive income increased $0.8 million, primarily due to the increase in the value of securities available for sale. The capital to assets ratio increased from 8.19% at December 31, 2007 to 8.23% at March 31, 2008.

The amount of nonperforming assets ("NPAs") increased $8.9 million or 19.2% since year end. NPAs include non performing loans, which increased 16.7% from $33.9 million to $39.6 million, and Other Real Estate Owned and Other Assets ("OREO"), which increased from $12.6 million to $15.8 million. Total problem assets, which includes all NPAs and performing loans that are internally classified as substandard, increased $8.4 million, or 9.6%. The Company's Allowance for Loan and Lease Losses ("ALLL") decreased $2.5 million since December 31, 2007, as the amount of specific allocations required by FAS 114 decreased from $9.1 million to $6.7 million, mainly due to progress made in successfully resolving a large non performing asset. The FAS 5 portion of the allowance was unchanged as the decrease in the loan portfolio was offset by higher loss factors due to the weaker economic conditions and lower real estate values. The ALLL is now 1.78% of loans, compared to 2.02% at year end. The ALLL is 44.7% of NPLs, a decrease from 59.6% at year end. Because a significant portion of the Bank's lending is secured by real estate, we believe that at this level the ALLL adequately estimates the potential losses in the loan portfolio.

Results of Operations - First Quarter 2008 vs. First Quarter 2007

Net Interest Income - A comparison of the income statements for the three months ended March 31, 2007 and 2008 shows a decrease of $730,000, or 6.5% in Net Interest Income. Interest income on loans decreased $1.3 million or 7.5% even though the average loans outstanding increased $4.6 million as the average yield on loans decreased from 7.19% to 6.62%. The interest income on investments and fed funds sold decreased $184,000 as the yield on investments and fed funds sold decreased from 5.29% to 5.21%, and the average amount of investments and fed funds sold decreased $6.6 million. An improvement in the term structure of interest rates and a decrease in the overall level of interest rates allowed funding costs to decrease along with asset yields. The interest expense on deposits decreased $464,000 or 5.8% even though average deposits increased $9.8 million because the average cost of those deposits decreased from 2.91% to 2.72%. The cost of borrowed funds decreased $323,000 as the average amount of borrowed funds decreased $830,000 million and the average cost of the borrowings decreased from 5.99% to 5.58%.

Provision for Loan Losses - The Provision for Loan Losses increased from $750,000 in the first quarter of 2007 to $1.2 million in the first quarter of 2008 due to increased non performing loans and weaker economic conditions. Net charge offs were $3.7 million during the first quarter of 2008, compared to $0.4 million in the first quarter of 2007. Each quarter, the Company conducts a review and analysis of its ALLL to ensure its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions.

Other Income - Non interest income increased $199,000 in the first quarter of 2008 compared to the first quarter of 2007. Wealth Management income increased $60,000, or 5.6% due to increases in rates charged. Bank Owned Life Insurance earnings increased $59,000 due to an increase in the investment in BOLI from $39.9 million as of March 31, 2007 to $42.9 million at March 31, 2008. Other income increased due to increased ATM and debit card activity.

Other Expenses - Total non interest expenses increased $586,000 or 6.4% compared to the first quarter of 2007 due to increases of $133,000 in salaries and benefits, $115,000 in occupancy, $99,000 in professional fees, and $239,000 in other expenses. Salaries and Employee Benefits increased $133,000, or 2.4%, even though the number of full time equivalent employees decreased from 429 to 380 due to annual rate increases, higher benefits costs, and some one time separation costs of $80,000. Occupancy expense increased $115,000 or 16.1% mainly due to accelerated depreciation of $55,000 on our temporary branch location in Petersburg, and higher snow removal expenses this year. Professional fees increased $99,000 due to credit related legal expenses. Various other expenses increased $239,000 primarily due to higher collection costs.

As a result of the above activity, the Income Before Income Taxes decreased $1.6 million to $3.5 million. The income tax expense decreased $511,000 from $1,381,000 to $870,000. The percent of our income that is derived from tax exempt sources increased, and our effective tax rate decreased from 27.2% last year to 24.7%. The Net Profit of $2.6 million is a decrease of $1.1 million from the profit of $3.7 million in the first quarter of 2007.

Liquidity and Capital

The Company has maintained sufficient liquidity to fund its loan growth and allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds lines that have been established with correspondent banks, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of March 31, 2008, the Bank utilized $256.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and $26.9 million of its $110 million of federal funds lines with its correspondent banks.

Total stockholders' equity of the Company was $128.1 million at March 31, 2008 and $127.4 million at December 31, 2007. The ratio of equity to assets was 8.2% at March 31, 2008 and December 31, 2007. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Company:

                                                                 Minimum to be Well
                            March 31, 2008   December 31, 2007      Capitalized
                            --------------   -----------------   ------------------
Leverage Capital                  8.3%              8.4%                 5.0%
Tier 1 Risk Based Capital        11.7%             11.8%                 6.0%
Total Risk Based Capital         12.9%             13.1%                10.0%

At March 31, 2008 and December 31, 2007, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank's earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank's market risk is monitored monthly and it has not changed significantly since year-end 2007.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout the first three months of 2008, the estimated variability of the net interest income was within the Bank's established policy limits.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout the first three months of 2008, the estimated variability of the economic value of equity was within the Bank's established policy limits.

The Bank's interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MBT Financial Corp. and its subsidiaries are not a party to, nor is any of their property the subject of any material legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors disclosed by the Company in its Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has a stock repurchase program which it publicly announced on January 22, 2008. On that date, the Board of Directors authorized the repurchase of 1 million of the Company's common shares, which authorization will expire on December 31, 2008. The Company did not repurchase any of its stock during the three months ended March 31, 2008.

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


May 5, 2008                             By /s/ H. Douglas Chaffin
Date                                       -------------------------------------
                                           H. Douglas Chaffin
                                           President &
                                           Chief Executive Officer


May 5, 2008                             By /s/ John L. Skibski
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