Form 10-Q
period 2008-06-30
MBT FINANCIAL CORP
filed 2008-08-08
CIK 1118237

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2008

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                     Accelerated Filer [X]
Non-accelerated filer [ ]                       Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of August 5, 2008, there were 16,136,327 shares of the Company's Common Stock outstanding.

================================================================================

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               MBT FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30, 2008   DECEMBER 31,
Dollars in thousands                                                                   (UNAUDITED)        2007
                                                                                      -------------   ------------
ASSETS
Cash and Cash Equivalents
   Cash and due from banks                                                              $   21,986         $25,113
                                                                                        -----------     ----------
      Total cash and cash equivalents                                                       21,986          25,113
Securities - Held to Maturity                                                               38,005          44,734
Securities - Available for Sale                                                            380,723         380,238
Federal Home Loan Bank stock - at cost                                                      13,086          13,086
Loans held for sale                                                                            408           1,431
Loans - Net                                                                                971,338         980,606
Accrued interest receivable and other assets                                                41,830          36,370
Bank Owned Life Insurance                                                                   43,139          42,509
Premises and Equipment - Net                                                                32,232          32,719
                                                                                        -----------     ----------
      Total assets                                                                      $1,542,747      $1,556,806
                                                                                        ===========     ==========

LIABILITIES
Deposits:
   Non-interest bearing                                                                 $  139,052       $ 141,115
   Interest-bearing                                                                        926,718         968,865
                                                                                        -----------     ----------
      Total deposits                                                                     1,065,770       1,109,980
Federal Home Loan Bank advances                                                            256,500         256,500
Federal funds purchased                                                                     54,500          13,300
Repurchase agreements                                                                       30,000          35,000
Interest payable and other liabilities                                                      14,629          14,579
                                                                                        -----------     ----------
      Total liabilities                                                                  1,421,399       1,429,359
                                                                                        -----------     ----------

STOCKHOLDERS' EQUITY
Common stock (no par value; 30,000,000 shares authorized,
   16,132,513 and 16,124,997 shares issued and
   outstanding)                                                                                 --              --
Retained Earnings                                                                          128,674         129,917
Accumulated other comprehensive loss                                                        (7,326)         (2,470)
                                                                                        -----------     ----------
      Total stockholders' equity                                                           121,348         127,447
                                                                                        -----------     ----------
      Total liabilities and stockholders' equity                                        $ 1,542,747     $1,556,806
                                                                                        ===========     ==========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                                  THREE MONTHS
                                                 ENDED JUNE 30,
                                              --------------------
Dollars in thousands, except per share data      2008        2007
                                              ---------   --------
INTEREST INCOME
Interest and fees on loans                      $15,771    $17,751
Interest on investment securities-
   Tax-exempt                                       818        871
   Taxable                                        4,798      4,582
Interest on federal funds sold                       --         84
                                                -------    -------
      Total interest income                      21,387     23,288
                                                -------    -------
INTEREST EXPENSE
Interest on deposits                              6,368      7,981
Interest on borrowed funds                        3,892      4,520
                                                -------    -------
      Total interest expense                     10,260     12,501
                                                -------    -------
NET INTEREST INCOME                              11,127     10,787
PROVISION FOR LOAN LOSSES                         2,700        750
                                                -------    -------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                      8,427     10,037
                                                -------    -------
OTHER INCOME
Income from wealth management services            1,119      1,151
Service charges and other fees                    1,586      1,574
Net gain on sales of securities                      23         92
Origination fees on mortgage loans sold              91        210
Bank owned life insurance income                    275        334
Other                                               764        758
                                                -------    -------
      Total other income                          3,858      4,119
                                                -------    -------
OTHER EXPENSES
Salaries and employee benefits                    5,441      5,599
Occupancy expense                                   916        844
Equipment expense                                   848        850
Marketing expense                                   356        369
Professional fees                                   455        406
Net loss (gain) on other real estate owned          354         (8)
Other                                             1,793      1,219
                                                -------    -------
      Total other expenses                       10,163      9,279
                                                -------    -------
INCOME BEFORE INCOME TAXES                        2,122      4,877
INCOME TAX EXPENSE                                  404      1,342
                                                -------    -------
NET INCOME                                      $ 1,718    $ 3,535
                                                =======    =======
BASIC EARNINGS PER COMMON SHARE                 $  0.11    $  0.21
                                                =======    =======
DILUTED EARNINGS PER COMMON SHARE               $  0.11    $  0.21
                                                =======    =======
COMMON STOCK DIVIDENDS DECLARED PER SHARE       $  0.18    $  0.18
                                                =======    =======

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                                  SIX MONTHS
                                                ENDED JUNE 30,
                                              -----------------
Dollars in thousands, except per share data     2008      2007
                                              -------   -------
INTEREST INCOME
Interest and fees on loans                    $32,199   $35,512
Interest on investment securities-
   Tax-exempt                                   1,633     1,880
   Taxable                                      9,754     9,497
Interest on federal funds sold                      1       116
                                              -------   -------
      Total interest income                    43,587    47,005
                                              -------   -------
INTEREST EXPENSE
Interest on deposits                           13,859    15,936
Interest on borrowed funds                      8,148     9,099
                                              -------   -------
      Total interest expense                   22,007    25,035
                                              -------   -------
NET INTEREST INCOME                            21,580    21,970
PROVISION FOR LOAN LOSSES                       3,900     1,500
                                              -------   -------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                      17,680    20,470
                                              -------   -------
OTHER INCOME
Income from trust services                      2,246     2,218
Service charges and other fees                  3,112     3,099
Net gain on sales of securities                    48        92
Origination fees on mortgage loans sold           284       393
Bank Owned Life Insurance income                  630       630
Other                                           1,500     1,450
                                              -------   -------
      Total other income                        7,820     7,882
                                              -------   -------
OTHER EXPENSES
Salaries and employee benefits                 11,023    11,048
Occupancy expense                               1,911     1,724
Equipment expense                               1,676     1,695
Marketing expense                                 597       621
Professional fees                                 924       776
Net loss on other real estate                     389        10
Other                                           3,341     2,517
                                              -------   -------
      Total other expenses                     19,861    18,391
                                              -------   -------
INCOME BEFORE INCOME TAXES                      5,639     9,961
INCOME TAX EXPENSE                              1,274     2,723
                                              -------   -------
NET INCOME                                    $ 4,365   $ 7,238
                                              =======   =======
BASIC EARNINGS PER COMMON SHARE               $  0.27   $  0.43
                                              =======   =======
DILUTED EARNINGS PER COMMON SHARE             $  0.27   $  0.43
                                              =======   =======
COMMON STOCK DIVIDENDS DECLARED PER SHARE     $  0.36   $  0.36
                                              =======   =======

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                       -------------------------
Dollars in thousands                                                                        2008       2007
                                                                                         ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                               $   4,365   $  7,238
Adjustments to reconcile net income to net cash from operating activities
   Provision for loan losses                                                                 3,900      1,500
   Depreciation                                                                              1,454      1,379
   (Increase) decrease in net deferred Federal income tax asset                                239       (351)
   Net (accretion) amortization of investment premium and discount                              15       (160)
   Net increase in interest payable and other liabilities                                      175        562
   Net (increase) decrease in interest receivable and other assets                          (4,728)     2,430
   Equity based compensation expense                                                           135        340
   Net gain on sale/settlement of securities                                                   (48)       (92)
   Increase in cash surrender value of life insurance                                         (630)      (630)
                                                                                         ---------   --------
      Net cash provided by operating activities                                          $   4,877   $ 12,216
                                                                                         =========   ========
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities held to maturity       $   6,879   $ 16,595
Proceeds from maturities and redemptions of investment securities available for sale       153,865      6,489
Proceeds from sales of investment securities available for sale                              2,989     47,733
Net (increase) decrease in loans                                                             6,391     (4,434)
Proceeds from sales of other real estate owned                                               1,548      1,104
Proceeds from sales of other assets                                                             96         26
Purchase of investment securities held to maturity                                            (150)    (1,411)
Purchase of Bank Owned Life Insurance                                                           --     (1,584)
Purchase of investment securities available for sale                                      (164,903)   (15,317)
Purchase of bank premises and equipment                                                       (967)      (852)
                                                                                         ---------   --------
      Net cash provided by investing activities                                          $   5,748   $ 48,349
                                                                                         ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                                 $ (44,210)  $(37,626)
Net increase (decrease) in short term borrowings                                            41,200     (3,500)
Net decrease in securities sold under agreements to repurchase                              (5,000)    (5,000)
Proceeds from issuance of common stock                                                          64         57
Repurchase of common stock                                                                      --     (4,556)
Dividends paid                                                                              (5,806)    (6,006)
                                                                                         ---------   --------
      Net cash used for financing activities                                             $ (13,752)  $(56,631)
                                                                                         ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     $  (3,127)  $  3,934
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            25,113     27,903
                                                                                         ---------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  21,986   $ 31,837
                                                                                         =========   ========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

                                                                                  ACCUMULATED
                                                         ADDITIONAL                  OTHER
                                                           PAID-IN    RETAINED   COMPREHENSIVE
Dollars in thousands                                       CAPITAL    EARNINGS   INCOME (LOSS)     TOTAL
                                                         ----------   --------   -------------   --------
BALANCE - JANUARY 1, 2008                                   $--       $129,917      $(2,470)     $127,447
Issuance of Common Stock (7,516 shares)                      --             64           --            64
Equity Compensation                                          --            135           --           135
Dividends declared ($0.36 per share)                         --         (5,807)          --        (5,807)
Comprehensive income:
   Net income                                                --          4,365           --         4,365
   Change in net unrealized loss on securities
      available for sale - Net of tax effect of $2,642       --             --       (4,907)       (4,907)
   Reclassification adjustment for gains included
      in net income - Net of tax effect of $17               --             --          (30)          (30)
   Change in postretirement benefit obligation
      Net of tax effect of ($44)                             --             --           81            81
                                                                                                 --------
         Total Comprehensive Income                                                                  (491)
                                                            ---       --------      -------      --------
BALANCE - JUNE 30, 2008                                     $--       $128,674      $(7,326)     $121,348
                                                            ===       ========      =======      ========

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

FAIR VALUE

In February 2007, the Financial Accounting Standards Board "FASB" issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS
159). FAS 159 permits companies to elect on an instrument by instrument basis to fair value certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. The election to fair value is generally irrevocable. In April 2007, the Corporation elected early adoption of FAS 159 as of January 1, 2007. The Corporation did not select any financial assets or financial liabilities for fair value measurement, but elected early adoption in order to be able to apply the fair value option to financial assets and financial liabilities that may be acquired prior to the effective date of the statements. Upon early adoption of FAS 159, the Corporation concurrently adopted the provisions of FAS 157, effective January 1, 2007.

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

2. EARNINGS PER SHARE

The calculation of net income per common share for the three months ended June 30 is as follows:

                                                     2008          2007
                                                 -----------   ------------
BASIC
   Net income                                    $ 1,718,000   $ 3,535,000
   Less preferred dividends                              --             --
                                                 -----------   -----------
   Net income applicable to common stock         $ 1,718,000   $ 3,535,000
                                                 -----------   -----------
   Average common shares outstanding              16,130,806    16,558,137
                                                 -----------   -----------
   Earnings per common share - basic             $      0.11   $      0.21
                                                 ===========   ===========

                                                     2008        2007
                                                 -----------   -----------
DILUTED
   Net income                                    $ 1,718,000   $ 3,535,000
   Less preferred dividends                               --            --
                                                 -----------   -----------
   Net income applicable to common stock         $ 1,718,000   $ 3,535,000
                                                 -----------   -----------
   Average common shares outstanding              16,130,806    16,558,137
   Stock option adjustment                            31,375        27,583
                                                 -----------   -----------
   Average common shares outstanding - diluted    16,162,181    16,585,720
                                                 -----------   -----------
   Earnings per common share - diluted           $      0.11   $      0.21
                                                 ===========   ===========

The calculation of net income per common share for the six months ended June 30 is as follows:

                                                     2008         2007
                                                 -----------   -----------
BASIC
   Net income                                    $ 4,365,000   $ 7,238,000
   Less preferred dividends                               --            --
                                                 -----------   -----------
   Net income applicable to common stock         $ 4,365,000   $ 7,238,000
                                                 -----------   -----------
   Average common shares outstanding              16,128,926    16,622,204
                                                 -----------   -----------
   Earnings per common share - basic             $      0.27   $      0.43
                                                 ===========   ===========

                                                     2008         2007
                                                 -----------   -----------
DILUTED
   Net income                                    $ 4,365,000   $ 7,238,000
   Less preferred dividends                               --            --
                                                 -----------   -----------
   Net income applicable to common stock         $ 4,365,000   $ 7,238,000
                                                 -----------   -----------
   Average common shares outstanding              16,128,926    16,622,204
   Stock option adjustment                            31,375        28,969
                                                 -----------   -----------
   Average common shares outstanding - diluted    16,160,301    16,651,173
                                                 -----------   -----------
   Earnings per common share - diluted           $      0.27   $      0.43
                                                 ===========   ===========

3. STOCK BASED COMPENSATION

The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

                                                 Weighted Average
                                        Shares    Exercise Price
                                       -------   ----------------
Options Outstanding, January 1, 2008   602,143             $17.36
Granted                                     --                 --
Exercised                                   --                 --
Forfeited                               58,334              16.90
                                       -------             ------
Options Outstanding, June 30, 2008     543,809             $17.41
                                       -------             ------
Options Exercisable, June 30, 2008     457,987             $17.75
                                       -------             ------

On June 4, 2008, performance restricted stock units were awarded to certain key executives in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on

May 1, 2008. Each restricted stock unit (RSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a three year performance period that ends on December 31, 2010 based on the cumulative earnings per share during that three year period. The RSUs vest on December 31, 2010. There were 22,300 RSUs granted, and none will be considered vested and earned for payment if the Company's three year cumulative earnings per share are less than $2.16. The expense recorded for the RSUs in accordance with FAS 123(R) was $25,000 in the first six months of 2008. The amount of RSUs that will vest on December 31, 2010 is based on the three year cumulative earnings per share achieved by the company during the vesting period as shown in the following schedule:

       Three Year Cumulative Fully Diluted EPS for the        Percent PSUs
         Performance Period Ending December 31, 2010             Vested
-----------------------------------------------------------   ------------
$2.40                                                             100%
$2.34                                                              90%
$2.28                                                              80%
$2.24                                                              70%
$2.21                                                              60%
$2.16                                                              50%

On June 4, 2008, Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain key executives in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. The SOSARs have a term of ten years and vest in three equal annual installments beginning December 31, 2008. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant.

The fair value of $1.39 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 25.9%, a risk free rate of 3.61% and dividend yield of 4.87%. The expense recorded for the SOSARs in accordance with FAS 123(R) was $24,000 in the first six months of 2008. The following table summarizes the SOSARs that have been granted:

                                                 Weighted Average
                                        Shares    Exercise Price
                                       -------   ----------------
SOSARs Outstanding, January 1, 2008         --              $0.00
Granted                                 90,500               8.53
Exercised                                   --                 --
Forfeited                                   --                 --
                                       -------             ------
SOSARs Outstanding, June 30, 2008       90,500              $8.53
                                       -------             ------
SOSARs Exercisable, June 30, 2008           --              $0.00
                                       -------             ------

The total expense for equity based compensation was $135,000 in the first six months of 2008 and $340,000 in the first six months of 2007.

4. LOANS

The Bank grants commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan, southern Wayne County, Michigan, and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.

Loans consist of the following (000s omitted):

                                               June 30,   December 31,
                                                 2008         2007
                                               --------   ------------
Residential real estate loans                  $472,700    $  489,038
Non-farm, non-residential real estate loans     336,921       357,622
Loans to finance agricultural production and
   other loans to farmers                        15,390         5,981
Commercial and industrial loans                 130,065       107,375
Loans to individuals for household, family,
   and other personal expenditures               33,867        40,705
All other loans (including overdrafts)            1,115           731
                                               --------    ----------
      Total loans, gross                        990,058     1,001,452
      Less: Deferred loan fees                      627           624
                                               --------    ----------
      Total loans, net of deferred loan fees   989,431      1,000,828
      Less: Allowance for loan losses            18,093        20,222
                                               --------    ----------
                                               $971,338    $  980,606
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

The following table summarizes nonperforming assets (000's omitted):

                                       June 30,   December 31,
                                         2008          2007
                                       --------   ------------
Nonaccrual loans                       $38,115        $30,459
Loans 90 days past due                     109            102
Restructured loans                       6,023          3,367
                                       -------        -------
   Total nonperforming loans           $44,247        $33,928
Other real estate owned                 16,105         10,626
Other assets                             1,960          1,939
                                       -------        -------
   Total nonperforming assets          $62,312        $46,493
                                       =======        =======
Nonperforming assets to total assets      4.04%          2.99%
Allowance for loan losses to
   nonperforming loans                   40.89%         59.60%

5. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):

                            June 30, 2008   June 30, 2007
                            -------------   -------------
Balance beginning of year
                               $20,222         $13,764
Provision for loan losses        3,900           1,500
Loans charged off               (6,562)         (2,170)
Recoveries                         533             986
                               -------         -------
Balance end of period          $18,093         $14,080
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

6. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of June 30, 2008 and December 31, 2007 (000's omitted):

                                                June 30, 2008            December 31, 2007
                                          ------------------------   ------------------------
                                          Amortized     Estimated    Amortized     Estimated
                                             Cost     Market Value     Cost      Market Value
                                          ---------   ------------   ---------   ------------
Held to Maturity
Obligations of U.S. Government Agencies    $     7       $     7      $     7       $     8
Obligations of States and Political
   Subdivisions                             37,998        38,184       44,727        45,036
                                           -------       -------      -------       -------
                                           $38,005       $38,191      $44,734       $45,044
                                           =======       =======      =======       =======

                                                June 30, 2008            December 31, 2007
                                          ------------------------   ------------------------
                                          Amortized     Estimated    Amortized     Estimated
                                             Cost     Market Value     Cost      Market Value
                                          ---------   ------------   ---------   ------------
Available for Sale
Obligations of U.S. Government Agencies    $307,173     $304,258      $330,505     $330,178
Obligations of States and Political
   Subdivisions                              39,054       38,575        27,046       27,134
Other Securities                             42,488       37,890        23,081       22,926
                                           --------     --------      --------     --------
                                           $388,715     $380,723      $380,632     $380,238
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

7. FAIR VALUE MEASUREMENTS

The following tables present information about the Company's assets measured at fair value on a recurring basis at June 30, 2008, and the valuation techniques used by the Company to determine those fair values.

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

Assets measured at fair value on a recurring basis are as follows (000's omitted):

                                             Quoted Prices in Active   Significant Other      Significant
                                              Markets for Identical    Observable Inputs     Unobservable     Balance at June
                                                Assets (Level 1)           (Level 2)       Inputs (Level 3)       30, 2008
                                             -----------------------   -----------------   ----------------   ---------------
Investment Securities - Available for Sale           $317,651               $62,484              $588             $380,723

The changes in Level 3 assets measured at fair value on a recurring basis were (000's omitted):

                                                                                Investment
                                                                               Securities -
                                                                            Available for Sale
                                                                            ------------------
BALANCE AT DECEMBER 31, 2007                                                       $585
   Total realized and unrealized gains (losses) included in income                   --
   Total unrealized gains (losses) included in other comprehensive income             3
   Net purchases, sales, calls and maturities                                        --
   Net transfers in/out of Level 3                                                   --
                                                                                   ----
BALANCE AT JUNE 30, 2008                                                           $588

Of the Level 3 assets that were still held by the Company at June 30, 2008, the unrealized loss for the six months ended June 30, 2008 was $2,000, which is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include held to maturity investments and loans. The Company estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections. In the six months ended June 30, 2008, the Company recognized a non-cash impairment charge of $4,572,000 to adjust these assets to their fair values.

Assets measured at fair value on a nonrecurring basis are as follows (000's omitted):

                                                         Quoted                                    Total
                                                         Prices                                   Losses
                                                        in Active                                 for the      Total
                                                         Markets    Significant                    three      Losses
                                                           for         Other       Significant    months      for the
                                              Balance   Identical   Observable    Unobservable     ended    six months
                                              at June     Assets      Inputs         Inputs        June     ended June
                                             30, 2008   (Level 1)    (Level 2)      (Level 3)    30, 2008    30, 2008
                                             --------   ---------   -----------   ------------   --------   ----------
Investment Securities - Held to Maturity     $38,191       $ 7        $19,676        $18,508      $   --      $   --
Impaired loans accounted for under FAS 114   $33,797       $--        $    --        $33,797      $1,762      $4,222
Loan held for sale                           $   408       $--        $    --        $   408      $   --      $   --
Other Real Estate Owned                      $18,065       $--        $18,065        $    --      $  354      $  389

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

                                                                Contractual Amount
                                                             -----------------------
                                                             June 30,   December 31,
                                                               2008         2007
                                                             --------   ------------
Commitments to extend credit:
   Unused portion of commercial lines of credit               $71,144      $92,774
   Unused portion of credit card lines of credit                6,004        5,988
   Unused portion of home equity lines of credit               22,199       20,047
Standby letters of credit and financial guarantees written      9,923        9,994
All other off-balance sheet assets                              4,018        3,555

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

Introduction

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

The ongoing challenges in the southeast Michigan economy, with increasing unemployment and decreasing real estate values, continue to have a negative impact on our performance. We monitor the quality of our loan portfolios closely, and we decided to increase the allowance for loan losses and write down the values of some of our Other Real Estate Owned this quarter. Our Allowance for Loan Losses is now $18.1 million, or 1.83% of loans. Non performing assets
(NPAs) increased from $55.4 million to $62.3 million.

Net Interest Income increased $340,000 compared to the second quarter of 2007 due to the improvement in the net interest margin and the slight growth in average earning assets. We are encouraged by the second consecutive quarterly improvement in the margin, and we are beginning to see the benefits of our cost reduction initiatives. Non interest income, excluding securities transactions, decreased 4.8% compared to last year as Wealth Management fees were impacted by lower market values for investments and origination fees on mortgage loans sold were impacted by a decline in real estate lending activity. Credit quality issues also affected our non interest expenses, which increased 9.5% compared to last year. We expect credit related expenses to remain high, but we will see meaningful expense improvement in most other areas.

Our capital levels remain strong, and well above regulatory minimums required to be considered a well-capitalized institution. As of June 30, 2008 our total tangible capital was $121,348,000. We have ample liquidity to meet the needs of our qualified loan customers, and continue to maintain a financially sound and solvent balance sheet. We are increasingly concerned however that the reduced earnings levels are not sufficient to cover our current dividend. Maintaining a strong capital position in today's environment is critical. Therefore, our board will be evaluating all options concerning the payment of our dividend during its monthly meeting in August. We will make a determination of the appropriate level of the dividend payment at that time.

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

Financial Condition

The economic conditions in southeast Michigan remained weak throughout the first six months of 2008. Rising unemployment and decreasing property values resulted in decreases in loans and deposits, and an increase in nonperforming assets since the end of 2007. Although steepening of the yield curve helped the net interest margin improve, these balance sheet changes resulted in lower net interest income, a larger provision for loan losses, and higher credit related non interest expenses. While some lending opportunities exist, the economy is expected to remain weak through the rest of the year. The Company expects to continue to restrict its asset growth and focus on credit quality and capital management.

Since December 31, 2007, total loans decreased $12.4 million (1.2%) due to the weak loan demand. Total cash and investments decreased $9.4 million (2.0%), and total assets decreased $14.1 million (0.9%). Consumer loans decreased $6.8 million, or 16.8% due to a reduction in lending for autos and other personal expenditures, especially boats and recreational vehicles. Residential real estate secured loans decreased $16.3 million (3.3%) due to a decrease in residential development activity. Deposits decreased $44.2 million, or 4.0%, due to a variety of factors, primarily including normal seasonal activity of large municipal depositors and aggressive certificate of deposit pricing strategies of some of the regional banks that have offices in our market area. Total capital decreased $6.1 million or 4.8% because dividends declared exceeded net income by $1.4 million, and accumulated other comprehensive income decreased $4.9 million, primarily due to the decrease in the value of securities available for sale. The capital to assets ratio decreased from 8.19% at December 31, 2007 to 7.87% at June 30, 2008.

The amount of nonperforming assets ("NPAs") increased $15.8 million or 34.0% since year end. NPAs include non performing loans, which increased 30.4% from $33.9 million to $44.2 million, and Other Real Estate Owned and Other Assets ("OREO"), which increased from $12.6 million to $18.1 million. Total problem assets, which includes all NPAs and performing loans that are internally classified as substandard, increased $16.0 million, or 18.3%. The Company's Allowance for Loan and Lease Losses ("ALLL") decreased $2.1 million since December 31, 2007, as the amount of specific allocations required by FAS 114 decreased from $9.1 million to $7.2 million, due to progress made in successfully resolving a large non performing asset and charge offs of amounts previously recognized as impaired loans. The FAS 5 portion of the allowance decreased slightly from $11.1 million to $10.9 million because the impact of the decrease in the loan portfolio was greater than the impact of the increase in the loss factors. The loss factors, which include five year loss averages, and adjustments for various current factors, such as recent delinquency and charge off trends and national and local economic conditions, were increased due to the weak economic conditions and declining real estate values. The ALLL is now 1.83% of loans, compared to 2.02% at year end. The ALLL is 40.9% of NPLs, a decrease from 59.6% at year end. We believe that at this level the ALLL adequately estimates the potential losses in the loan portfolio.

Results of Operations -- Second Quarter 2008 vs. Second Quarter 2007

Net Interest Income - A comparison of the income statements for the three months ended June 30, 2007 and 2008 shows an increase of $340,000, or 3.2% in Net Interest Income. Interest income on loans decreased $2.0 million or 11.2% as the average loans outstanding decreased $1.5 million and the average yield on loans decreased from 7.18% to 6.39%. The interest income on investments and fed funds sold increased $79,000 even though the yield on investments and fed funds sold decreased from 5.23% to 5.13%, as the average amount of investments and fed funds sold increased $14.4 million. An improvement in the term structure of interest rates and a decrease in the overall level of interest rates allowed funding costs to decrease faster than asset yields. The interest expense on deposits decreased $1.6 million or 20.2% even though average deposits increased $218,000 as the average cost of those deposits decreased from 2.98% to 2.38%. The cost of borrowed funds decreased $628,000 even though the average amount of borrowed funds increased $31.4 million as the average cost of the borrowings decreased from 6.09% to 4.74%.

Provision for Loan Losses - The Provision for Loan Losses increased from $750,000 in the second quarter of 2007 to $2.7 million in the second quarter of 2008 due to increased non performing loans and weaker economic conditions. Net charge offs were $2.3 million during the second quarter of 2008, compared to $0.7 million in the second quarter of 2007. Each quarter, the Company conducts a review and analysis of its ALLL to ensure its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions.

Other Income -- Non interest income decreased $261,000 in the second quarter of 2008 compared to the second quarter of 2007. Wealth Management income decreased $32,000, or 2.8% due to decreasing market values of assets under management, the value of which has a direct impact on fee income. Origination fees on mortgage loans sold decreased 56.7% from $210,000 to $91,000 due to significantly slower real estate lending activity. Bank Owned Life Insurance earnings decreased $59,000 due to a larger annual cost of insurance adjustment in the second quarter of 2008.

Other Expenses -- Total non interest expenses increased $884,000 or 9.5% compared to the second quarter of 2007 primarily due to higher credit related expenses. Salaries and Employee Benefits decreased $158,000, or 2.8%, as the number of full time equivalent employees decreased from 425 to 384. Occupancy expense increased $72,000 or 8.5% mainly due to accelerated depreciation on our temporary branch location in Petersburg. Professional fees increased $49,000 due to credit related legal expenses. Losses on Other Real Estate Owned (OREO) increased $362,000 due to write downs on properties in 2008. Other OREO expenses increased $358,000 compared to the second quarter of 2007 as the increase in OREO properties caused an increase in insurance, maintenance, and property tax expenses. Various other expenses increased $201,000 primarily due to higher collection costs.

As a result of the above activity, the Income Before Income Taxes decreased $2.8 million to $2.1 million. The income tax expense decreased $938,000 from $1,342,000 to $404,000. The percent of our income that is derived from tax exempt sources increased, and our effective tax rate decreased from 27.5% last year to 19.0%. The Net Profit of $1.7 million is a decrease of $1.8 million from the profit of $3.5 million in the second quarter of 2007.

Results of Operations -- First Six Months 2008 vs. 2007

Net Interest Income - A comparison of the income statements for the six months ended June 30, 2007 and 2008 shows a decrease of $390,000, or 1.8% in Net Interest Income. Interest income on loans decreased $3.3 million or 9.3% even though the average loans outstanding increased $1.5 million as the average yield on loans decreased from 7.19% to 6.51%. The interest income on investments and fed funds sold decreased $105,000 even though the average amount of investments and fed funds increased $3.8 million as the yield on investments and fed funds sold decreased from 5.26% to 5.17%. An improvement in the term structure of interest rates and a decrease in the overall level of interest rates allowed funding costs to decrease faster than asset yields. The interest expense on deposits decreased $2.1 million or 13.0% even though average deposits increased $5.0 million as the average cost of those deposits decreased from 2.95% to 2.55%. The cost of borrowed funds decreased $951,000 even though the average amount of borrowed funds increased $15.3 million as the average cost of the borrowings decreased from 6.04% to 5.15%.

Provision for Loan Losses - The Provision for Loan Losses increased from $1.5 million in the first six months of 2007 to $3.9 million in the first six months of 2008 due to increased non performing loans and weaker economic conditions. Net charge offs were $6.0 million during the first six months of 2008, compared to $1.2 million in the first six months of 2007.

Other Income -- Non interest income decreased $62,000 in the first six months of 2008 compared to the first six months of 2007. Origination fees on mortgage loans sold decreased 27.7% from $393,000 to $284,000 due to significantly slower real estate lending activity.

Other Expenses -- Total non interest expenses increased $1.5 million or 8.0% compared to the first six months of 2007 primarily due to higher credit related expenses. Occupancy expense increased $187,000 or 10.8% mainly due to accelerated depreciation on our temporary branch location in Petersburg. Professional fees increased $148,000 due to credit related legal expenses. Losses on Other Real Estate Owned (OREO) increased $379,000 due to write downs on properties in 2008. Other OREO expenses increased $460,000 compared to the first six months of 2007 as the increase in OREO properties caused an increase in insurance, maintenance, and property tax expenses. Various other expenses increased $296,000 primarily due to higher collection costs.

As a result of the above activity, the Income Before Income Taxes decreased $4.3 million to $5.6 million. The income tax expense decreased $1.4 million from $2.7 million to $1.3 million. The percent of our income that is derived from tax exempt sources increased, and our effective tax rate decreased from 27.3% last year to 22.6%. The Net Profit of $4.4 million is a decrease of $2.9 million from the profit of $7.2 million in the first six months of 2007.

Cash Flows

Cash flows from operating activities decreased from $12.2 million in the first six months of 2007 to $4.9 million in the first six months of 2008 due to the decrease in net income and the increase in interest receivable and other assets. Cash flows provided by investing activities decreased from $48.3 million in the first six months of 2007 to $5.7 million in the first six months of 2008 primarily due to the large amount of proceeds from investment securities sold in the first six months of 2007. The amount of cash used for financing activities decreased from $56.6 million in the first six months of 2007 to $13.8 million in the first six months of 2008 due to an increase of $41.2 million in short term borrowings in the first six months of 2008. The additional borrowings were used to replace deposits and to fund purchases of investment securities.

Liquidity and Capital

The Company maintains sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds lines that have been established with correspondent banks, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of June 30, 2008, the Bank utilized $256.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and $54.5 million of its $110 million of federal funds lines with its correspondent banks. The Company's Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios violate the guidelines.

Total stockholders' equity of the Company was $121.3 million at June 30, 2008 and $127.4 million at December 31, 2007. The ratio of equity to assets was 7.9% at June 30, 2008 and 8.2% at December 31, 2007. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Company:

                                                                Minimum to be Well
                            June 30, 2008   December 31, 2007       Capitalized
                            -------------   -----------------   ------------------
Leverage Capital                 8.3%              8.4%                 5.0%
Tier 1 Risk Based Capital       11.6%             11.8%                 6.0%
Total Risk Based Capital        12.9%             13.1%                10.0%

At June 30, 2008 and December 31, 2007, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

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

Forward-Looking Statements

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

Each month, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank's net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of gradual increases or decreases of 100, 200, and 300 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates.

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout the first six months of 2008, the estimated variability of the net interest income was within the Bank's established policy limits.

The ALCO also monitors interest rate risk by estimating the effect of changes in interest rates on the economic value of the Bank's equity each month. The actual economic value of the Bank's equity is first determined by subtracting the fair value of the Bank's liabilities from the fair value of the Bank's assets. The fair values are determined in accordance with Statement of Financial Accounting Standards Number 107, Disclosures about Fair Value of Financial Instruments. The Bank estimates the interest rate risk by calculating the effect of market interest rate shocks on the economic value of its equity. For this analysis, the Bank assumes immediate parallel shifts of plus or minus 100, 200, and 300 basis points in interest rates. The discount rates used to determine the present values of the loans and deposits, as well as the prepayment rates for the loans, are based on Management's expectations of the effect of the rate shock on the market for loans and deposits.

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout the first six months of 2008, the estimated variability of the economic value of equity was within the Bank's established policy limits.

The Bank's interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has a stock repurchase program which it publicly announced on January 22, 2008. On that date, the Board of Directors authorized the repurchase of 1 million of the Company's common shares, which authorization will expire on December 31, 2008. The Company did not repurchase any of its stock during the three months ended June 30, 2008.

On June 4, 2008, 90,500 Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain key executives in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. The SOSARs have a term of ten years and vest in three equal annual installments beginning December 31, 2008. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant. Each award was granted pursuant to a Stock Only Stock Appreciation Rights Agreement (the "SOSAR Agreement") entered into with each award recipient. The SOSARS may be exercised in whole or in part during the term by giving written notice of exercise to the Company specifying the number of shares in respect of which the SOSAR is being exercised. Upon the exercise of a SOSAR, subject to satisfaction of the tax withholding requirements, each holder is entitled to receive the number of shares equal in value to the excess of the fair market value of a share on the exercise date over the exercise price of the SOSAR multiplied by the number of SOSARS being exercised. The above disclosure provides only a summary of the terms of each award. The general form of the SOSAR Agreement is provided as an exhibit to this Report.

On June 4, 2008, 22,300 performance restricted stock units were awarded to certain key executives in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. Each restricted stock unit ("RSU") is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a three year performance period that ends on December 31, 2010 based on the cumulative earnings per share during that three year period. The RSUs vest on December 31, 2010. No RSUs will be considered vested and earned for payment if the Company's three year cumulative earnings per share are less than $2.16. The above disclosure provides only a summary of the terms of each award. Each RSU award was granted pursuant to a Restricted Share Unit Agreement (the "RSU Agreement") entered into with each award recipient, the general form of which is provided as an exhibit to this Report.

These transactions were not registered under the Securities Act of 1933 (the "Act"), but were made in reliance upon the exemption from registration contained in Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of MBT Financial Corp. was held on May 1, 2008. The following directors were elected to a new term of office:

     Peter H. Carlton
     H. Douglas Chaffin
     Joseph S. Daly
     Thomas M. Huner
     Rocque E. Lipford
     William D. McIntyre, Jr.
     Michael J. Miller
     Debra J. Shah
     John L. Skibski
     Philip P. Swy
     Karen M. Wilson

The Annual Meeting of Shareholders of MBT Financial Corp. was held for the following purposes:

     1.   To elect a Board of Directors for the ensuing year;

     2. To consider and act upon a new incentive compensation plan, the MBT Financial Corp. 2008 Stock Incentive Plan;

     3. To transact such other business as may properly come before the meeting or any adjournment thereof.

The results of the voting are as follows:

Proposal 1, Election of Directors:

                                        Withhold
                               For      Authority
                           ----------   ---------
Peter H. Carlton           10,925,114   2,987,751
H. Douglas Chaffin         10,444,793   3,468,072
Joseph S. Daly             10,440,356   3,472,509
Thomas M. Huner            12,275,859   1,637,006
Rocque E. Lipford           8,669,230   5,243,635
William D. McIntyre, Jr.   10,380,988   3,531,877
Michael J. Miller          12,348,233   1,564,632
Debra J. Shah              10,293,580   3,619,285
John L. Skibski            12,020,106   1,892,759
Philip P. Swy              12,355,598   1,557,267
Karen M. Wilson            10,303,365   3,609,500

Proposal 2, the 2008 MBT Financial Corp. Stock Incentive Plan:

For        6,661,816    57.7%
Against    4,797,095    41.6%
Abstain       76,891     0.7%
          ----------   -----
Total     11,535,802   100.0%

Proposal 2 received the affirmative vote of a majority of the votes cast on the proposal required for approval.

ITEM 5. OTHER INFORMATION

No matters to be reported.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

3.1 Restated Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.'s Form 10-K for its fiscal year ended December 31, 2000.

3.2  Amended and Restated Bylaws of MBT Financial Corp. Previously filed as
     Exhibit 3.2 to MBT Financial Corp.'s Form 10-Q for its quarter ended March 31, 2008.

10.1 MBT Financial Corp. 2008 Stock Incentive Plan. Previously filed as Exhibit 10 to MBT Financial Corp.'s Form 8-K filed on June 5, 2008.

10.2 Form of Stock Only Stock Appreciation Rights Agreement under the MBT Financial Corp. 2008 Stock Incentive Plan.

10.3 Form of Restricted Share Unit Agreement under the MBT Financial Corp. 2008 Stock Incentive Plan.

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


August 6, 2008                          By /s/ H. Douglas Chaffin
Date                                       -------------------------------------
                                           H. Douglas Chaffin
                                           President & Chief Executive Officer


August 6, 2008                          By /s/ John L. Skibski
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

3.2 Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.'s Form 10-Q for its quarter ended March 31, 2008.

10.1 MBT Financial Corp. 2008 Stock Incentive Plan. Previously filed as Exhibit 10 to MBT Financial Corp.'s Form 8-K filed on June
                 5, 2008.

10.2 Form of Stock Only Stock Appreciation Rights Agreement under the MBT Financial Corp. 2008 Stock Incentive Plan.

10.3             Form of Restricted Share Unit Agreement under the MBT Financial
                 Corp. 2008 Stock Incentive Plan.

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