Form 10-Q
period 2008-09-30
MBT FINANCIAL CORP
filed 2008-11-10
CIK 1118237

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

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

Yes [ ] No [X]

As of November 7, 2008, there were 16,142,652 shares of the Company's Common Stock outstanding.

================================================================================

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               MBT FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30, 2008   DECEMBER 31,
Dollars in thousands                                              (UNAUDITED)          2007
--------------------                                          ------------------   ------------
ASSETS
Cash and Cash Equivalents
   Cash and due from banks                                        $   22,527        $   25,113
   Fed Funds Sold                                                      5,300                --
                                                                  ----------        ----------
      Total cash and cash equivalents                                 27,827            25,113
Securities - Held to Maturity                                         38,248            44,734
Securities - Available for Sale                                      345,387           380,238
Federal Home Loan Bank stock - at cost                                13,086            13,086
Loans held for sale                                                      267             1,431
Loans - Net                                                          962,363           980,606
Accrued interest receivable and other assets                          41,658            36,370
Bank Owned Life Insurance                                             45,083            42,509
Premises and Equipment - Net                                          31,790            32,719
                                                                  ----------        ----------
      Total assets                                                $1,505,709        $1,556,806
                                                                  ==========        ==========
LIABILITIES
Deposits:
   Non-interest bearing                                           $  136,989        $  141,115
   Interest-bearing                                                  943,205           968,865
                                                                  ----------        ----------
      Total deposits                                               1,080,194         1,109,980
Federal Home Loan Bank advances                                      261,500           256,500
Federal funds purchased                                                   --            13,300
Repurchase agreements                                                 30,000            35,000
Interest payable and other liabilities                                13,602            14,579
                                                                  ----------        ----------
      Total liabilities                                            1,385,296         1,429,359
                                                                  ----------        ----------
STOCKHOLDERS' EQUITY
Common stock (no par value; 30,000,000 shares authorized,
   16,139,538 and 16,148,863 shares issued and outstanding)               --                --
Retained Earnings                                                    127,621           129,917
Accumulated other comprehensive loss                                  (7,208)           (2,470)
                                                                  ----------        ----------
      Total stockholders' equity                                     120,413           127,447
                                                                  ----------        ----------
      Total liabilities and stockholders' equity                  $1,505,709        $1,556,806
                                                                  ==========        ==========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                                THREE MONTHS
                                                    ENDED
                                                SEPTEMBER 30,
                                              -----------------
Dollars in thousands, except per share data     2008      2007
-------------------------------------------   -------   -------
INTEREST INCOME
Interest and fees on loans                    $15,689   $18,116
Interest on investment securities-
   Tax-exempt                                     844       875
   Taxable                                      4,558     4,541
Interest on federal funds sold                     22        25
                                              -------   -------
      Total interest income                    21,113    23,557
                                              -------   -------
INTEREST EXPENSE
Interest on deposits                            6,263     8,277
Interest on borrowed funds                      3,764     4,612
                                              -------   -------
      Total interest expense                   10,027    12,889
                                              =======   =======
NET INTEREST INCOME                            11,086    10,668
PROVISION FOR LOAN LOSSES                       4,100     1,000
                                              -------   -------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                       6,986     9,668
                                              -------   -------
OTHER INCOME
Income from wealth management services          1,087     1,171
Service charges and other fees                  1,683     1,599
Net gain on sales of securities                   323         4
Origination fees on mortgage loans sold            73       169
Bank owned life insurance income                  355       329
Other                                             744       656
                                              -------   -------
      Total other income                        4,265     3,928
                                              -------   -------
OTHER EXPENSES
Salaries and employee benefits                  5,090     5,363
Occupancy expense                                 801       845
Equipment expense                                 804       780
Marketing expense                                 297       426
Professional fees                                 401       369
Net loss on other real estate owned             2,215        12
Other                                           1,757     1,447
                                              -------   -------
      Total other expenses                     11,365     9,242
                                              -------   -------
INCOME (LOSS) BEFORE INCOME TAXES                (114)    4,354
INCOME TAX EXPENSE (BENEFIT)                     (438)    1,173
                                              -------   -------
NET INCOME                                    $   324   $ 3,181
                                              =======   =======
BASIC EARNINGS PER COMMON SHARE               $  0.02   $  0.20
                                              =======   =======
DILUTED EARNINGS PER COMMON SHARE             $  0.02   $  0.20
                                              =======   =======
COMMON STOCK DIVIDENDS DECLARED PER SHARE     $  0.09   $  0.18
                                              =======   =======

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                               -----------------
Dollars in thousands, except per share data                      2008      2007
-------------------------------------------                    -------   -------
INTEREST INCOME
Interest and fees on loans                                     $47,888   $53,628
Interest on investment securities-
   Tax-exempt                                                    2,477     2,755
   Taxable                                                      14,312    14,038
Interest on federal funds sold                                      23       141
                                                               -------   -------
      Total interest income                                     64,700    70,562
                                                               -------   -------
INTEREST EXPENSE
Interest on deposits                                            20,122    24,213
Interest on borrowed funds                                      11,912    13,711
                                                               -------   -------
      Total interest expense                                    32,034    37,924
                                                               =======   =======
NET INTEREST INCOME                                             32,666    32,638
PROVISION FOR LOAN LOSSES                                        8,000     2,500
                                                               -------   -------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                       24,666    30,138
                                                               -------   -------
OTHER INCOME
Income from trust services                                       3,333     3,389
Service charges and other fees                                   4,795     4,698
Net gain on sales of securities                                    371        96
Origination fees on mortgage loans sold                            357       562
Bank Owned Life Insurance income                                   985       959
Other                                                            2,244     2,106
                                                               -------   -------
      Total other income                                        12,085    11,810
                                                               -------   -------
OTHER EXPENSES
Salaries and employee benefits                                  16,113    16,411
Occupancy expense                                                2,712     2,569
Equipment expense                                                2,480     2,475
Marketing expense                                                  894     1,047
Professional fees                                                1,325     1,145
Net loss on other real estate                                    2,604        22
Other                                                            5,098     3,964
                                                               -------   -------
      Total other expenses                                      31,226    27,633
                                                               -------   -------
INCOME BEFORE INCOME TAXES                                       5,525    14,315
INCOME TAX EXPENSE                                                 836     3,896
                                                               -------   -------
NET INCOME                                                     $ 4,689   $10,419
                                                               =======   =======
BASIC EARNINGS PER COMMON SHARE                                $  0.29   $  0.63
                                                               =======   =======
DILUTED EARNINGS PER COMMON SHARE                              $  0.29   $  0.63
                                                               =======   =======
COMMON STOCK DIVIDENDS DECLARED PER SHARE                      $  0.45   $  0.54
                                                               =======   =======

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            --------------------
Dollars in thousands                                           2008       2007
--------------------                                        ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                  $   4,689   $ 10,419
Adjustments to reconcile net income to net cash from
   operating activities
   Provision for loan losses                                    8,000      2,500
   Depreciation                                                 2,003      2,030
   Increase in net deferred Federal income tax asset             (743)      (475)
   Net (accretion) amortization of investment premium
       and discount                                               (25)      (253)
   Writedowns of Other Real Estate Owned                        2,449         --
   Net increase (decrease) in interest payable and other
      liabilities                                                (768)       949
   Net increase in interest receivable and other assets        (5,398)    (2,184)
   Equity based compensation expense                              175        502
   Net gain on sale/settlement of securities                     (371)       (96)
   Increase in cash surrender value of life insurance            (985)      (959)
                                                            ---------   --------
      Net cash provided by operating activities             $   9,026   $ 12,433
                                                            ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment
   securities held to maturity                              $   8,673   $ 19,818
Proceeds from maturities and redemptions of investment
   securities available for sale                              182,320     23,290
Proceeds from sales of investment securities available
   for sale                                                    23,943     47,737
Net (increase) decrease in loans                               11,407    (11,818)
Proceeds from sales of other real estate owned                  2,225      1,482
Proceeds from sales of other assets                               187        219
Purchase of investment securities held to maturity             (2,185)    (4,757)
Purchase of Bank Owned Life Insurance                          (1,589)    (1,584)
Purchase of investment securities available for sale         (178,518)   (63,137)
Purchase of bank premises and equipment                        (1,079)    (1,344)
                                                            ---------   --------
      Net cash provided by investing activities             $  45,384   $  9,906
                                                            ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                    $ (29,786)  $ (5,983)
Net increase (decrease) in short term borrowings              (13,300)     8,200
Proceeds from Federal Home Loan Bank borrowings                 5,000         --
Net decrease in securities sold under agreements to
   repurchase                                                  (5,000)    (5,000)
Proceeds from issuance of common stock                             99         87
Repurchase of common stock                                         --     (7,427)
Dividends paid                                                 (8,709)    (8,954)
                                                            ---------   --------
      Net cash used for financing activities                $ (51,696)  $(19,077)
                                                            =========   ========
NET INCREASE IN CASH AND CASH EQUIVALENTS                   $   2,714   $  3,262
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               25,113     27,903
                                                            ---------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  27,827   $ 31,165
                                                            =========   ========

The accompanying notes to consolidated financial statements are integral part of these statements.

                               MBT FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

                                                                                  ACCUMULATED
                                                         ADDITIONAL                  OTHER
                                                           PAID-IN    RETAINED   COMPREHENSIVE
Dollars in thousands                                       CAPITAL    EARNINGS   INCOME (LOSS)     TOTAL
--------------------                                     ----------   --------   -------------   --------
BALANCE - JANUARY 1, 2008                                   $ --      $129,917      $(2,470)     $127,447
Issuance of Common Stock (14,541 shares)                      --            99           --            99
Equity Compensation                                           --           175           --           175
Dividends declared ($0.45 per share)                          --        (7,259)          --        (7,259)
Comprehensive income:
   Net income                                                 --         4,689           --         4,689
   Change in net unrealized loss on securities
      available for sale - Net of tax effect of $2,495        --            --       (4,633)       (4,633)
   Reclassification adjustment for gains included
      in net income - Net of tax effect of $130               --            --         (241)         (241)
   Change in postretirement benefit obligation
      Net of tax effect of ($73)                              --            --          136           136
                                                            ----      --------      -------      --------
      Total Comprehensive Income                                                                      (49)
                                                                                                 ========
BALANCE - SEPTEMBER 30, 2008                                $ --      $127,621      $(7,208)     $120,413
                                                            ====      ========      =======      ========

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

In accordance with FAS 157, the Corporation applied the following fair value hierarchy:

     Level 1 -- inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. The Corporation's U.S. government agency securities, government sponsored mortgage backed securities, and mutual fund investments where quoted prices are available in an active market generally are classified within Level 1 of the fair value hierarchy.

     Level 2 -- Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Corporation's borrowed funds and investments in obligations of states and political subdivisions and trust preferred securities are generally classified in Level 2 of the fair value hierarchy. Fair values for these instruments are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

     Level 3 -- Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Private equity investments are classified within Level 3 of the fair value hierarchy. Fair values are initially valued based on transaction price and are adjusted to reflect exit values.

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

2. EARNINGS PER SHARE

The calculation of net income per common share for the three months ended September 30 is as follows:

                                                      2008          2007
                                                  -----------   -----------
BASIC
          Net income                              $   324,000   $ 3,181,000
          Less preferred dividends                         --            --
                                                  -----------   -----------
          Net income applicable to common stock   $   324,000   $ 3,181,000
                                                  -----------   -----------
          Average common shares outstanding        16,136,402    16,288,696
                                                  -----------   -----------
          Earnings per common share - basic       $      0.02   $      0.20
                                                  -----------   -----------

                                                      2008          2007
                                                  -----------   -----------
DILUTED
          Net income                              $   324,000   $ 3,181,000
          Less preferred dividends                         --            --
                                                  -----------   -----------
          Net income applicable to common stock   $   324,000   $ 3,181,000
                                                  -----------   -----------
          Average common shares outstanding        16,136,402    16,288,696
          Stock option adjustment                      27,461        21,583
                                                  -----------   -----------
          Average common shares outstanding -
             diluted                               16,163,863    16,310,279
                                                  -----------   -----------
          Earnings per common share - diluted     $      0.02   $      0.20
                                                  -----------   -----------

The calculation of net income per common share for the nine months ended September 30 is as follows:

                                                      2008          2007
                                                  -----------   -----------
BASIC
          Net income                              $ 4,689,000   $10,419,000
          Less preferred dividends                         --            --
                                                  -----------   -----------
          Net income applicable to common stock   $ 4,689,000   $10,419,000
                                                  -----------   -----------
          Average common shares outstanding        16,131,436    16,509,813
                                                  -----------   -----------
          Earnings per common share - basic       $      0.29   $      0.63
                                                  -----------   -----------

                                                      2008          2007
                                                  -----------   -----------
DILUTED
          Net income                              $ 4,689,000   $10,419,000
          Less preferred dividends                         --            --
                                                  -----------   -----------
          Net income applicable to common stock   $ 4,689,000   $10,419,000
                                                  -----------   -----------
          Average common shares outstanding        16,131,436    16,509,813
          Stock option adjustment                      27,461        21,583
                                                  -----------   -----------
          Average common shares outstanding -
             diluted                               16,158,897    16,531,396
                                                  -----------   -----------
          Earnings per common share - diluted     $      0.29   $      0.63
                                                  -----------   -----------

3. STOCK BASED COMPENSATION

The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

                                                    Weighted Average
                                           Shares    Exercise Price
                                          -------   ----------------
Options Outstanding, January 1, 2008      602,143        $17.36
Granted                                        --            --
Exercised                                      --            --
Forfeited                                  58,334         16.90
                                          -------        ------
Options Outstanding, September 30, 2008   543,809        $17.41
                                          -------        ------
Options Exercisable, September 30, 2008   457,987        $17.75
                                          -------        ------

On June 4, 2008, performance restricted stock units were awarded to certain key executives in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. Each restricted stock unit (RSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a three year performance period that ends on December 31, 2010 based on the cumulative earnings per share during that three year period. The RSUs vest on December 31, 2010. There were 21,500 RSUs granted, and none will be considered vested and earned for payment if the Company's three year cumulative earnings per share are less than $2.16. The expense recorded for the RSUs in accordance with FAS 123(R) was $20,000 in the first nine months of 2008. The amount of RSUs that will vest on December 31, 2010 is based on the three year cumulative earnings per share achieved by the company during the vesting period as shown in the following schedule:

Three Year Cumulative Fully Diluted EPS for the   Percent PSUs
  Performance Period Ending December 31, 2010        Vested
-----------------------------------------------   ------------
                     $2.40                             100%
                     $2.34                              90%
                     $2.28                              80%
                     $2.24                              70%
                     $2.21                              60%
                     $2.16                              50%

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

The fair value of $1.39 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 25.9%, a risk free rate of 3.61% and dividend yield of 4.87%. The expense recorded for the SOSARs in accordance with FAS 123(R) was $33,000 in the first nine months of 2008. The following table summarizes the SOSARs that have been granted:

                                                  Weighted Average
                                         Shares    Exercise Price
                                         ------   ----------------
SOSARs Outstanding, January 1, 2008          --         $0.00
Granted                                  99,500          8.53
Exercised                                    --            --
Forfeited                                    --            --
                                         ------         -----
SOSARs Outstanding, September 30, 2008   99,500         $8.53
                                         ------         -----
SOSARs Exercisable, September 30, 2008       --         $0.00
                                         ------         -----

The total expense for equity based compensation was $40,000 in the third quarter of 2008 and $162,000 in the third quarter of 2007. The total expense for equity based compensation was $175,000 in the first nine months of 2008 and $502,000 in the first nine months of 2007.

4. LOANS

The Bank grants commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan, southern Wayne County, Michigan, and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.

Loans consist of the following (000s omitted):

                                               September 30,   December 31,
                                                    2008           2007
                                               -------------   ------------
Residential real estate loans                     $458,675      $  489,038
Non-farm, non-residential real estate loans        342,802         357,622
Loans to finance agricultural production and
   other loans to farmers                           12,455           5,981
Commercial and industrial loans                    135,020         107,375
Loans to individuals for household, family,
   and other personal expenditures                  32,064          40,705
All other loans (including overdrafts)                 433             731
                                                  --------      ----------
      Total loans, gross                           981,449       1,001,452
      Less: Deferred loan fees                         678             624
                                                  --------      ----------
      Total loans, net of deferred loan fees       980,771       1,000,828
      Less: Allowance for loan losses               18,408          20,222
                                                  --------      ----------
                                                  $962,363      $  980,606
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

The following table summarizes nonperforming assets (000's omitted):

                                       September 30,   December 31,
                                            2008           2007
                                       -------------   ------------
Nonaccrual loans                          $34,892         $30,459
Loans 90 days past due                        119             102
Restructured loans                          6,685           3,367
                                          -------         -------
   Total nonperforming loans              $41,696         $33,928

Other real estate owned                    15,968          10,626
Other assets                                1,925           1,939
                                          -------         -------
   Total nonperforming assets             $59,589         $46,493
                                          =======         =======
Nonperforming assets to total assets         3.96%           2.99%
Allowance for loan losses to
   nonperforming loans                      44.15%          59.60%

5. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (000's omitted):

                            September 30, 2008   September 30, 2007
                            ------------------   ------------------
Balance beginning of year        $ 20,222              $13,764
Provision for loan losses           8,000                2,500
Loans charged off                 (10,516)              (3,183)
Recoveries                            702                1,242
                                 --------              -------
Balance end of period            $ 18,408              $14,323
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

6. INVESTMENT SECURITIES

The following is a summary of the Bank's investment securities portfolio as of September 30, 2008 and December 31, 2007 (000's omitted):

                                             September 30, 2008          December 31, 2007
                                          ------------------------   ------------------------
                                          Amortized     Estimated    Amortized     Estimated
                                             Cost     Market Value      Cost     Market Value
                                          ---------   ------------   ---------   ------------
Held to Maturity
Obligations of U.S. Government Agencies    $     7       $     7      $     7       $     8
Obligations of States and Political
   Subdivisions                             38,241        37,924       44,727        45,036
                                           -------       -------      -------       -------
                                           $38,248       $37,931      $44,734       $45,044
                                           =======       =======      =======       =======

                                             September 30, 2008          December 31, 2007
                                          ------------------------   ------------------------
                                          Amortized    Estimated     Amortized    Estimated
                                             Cost     Market Value     Cost      Market Value
                                          ---------   ------------   ---------   ------------
Available for Sale
Obligations of U.S. Government Agencies    $271,204     $270,984      $330,505     $330,178
Obligations of States and Political
   Subdivisions                              39,406       38,524        27,046       27,134
Other Securities                             42,672       35,879        23,081       22,926
                                           --------     --------      --------     --------
                                           $353,282     $345,387      $380,632     $380,238
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

7. FAIR VALUE MEASUREMENTS

The following tables present information about the Company's assets measured at fair value on a recurring basis at September 30, 2008, and the valuation techniques used by the Company to determine those fair values.

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

Assets measured at fair value on a recurring basis are as follows (000's omitted):

                                              Quoted Prices in
                                             Active Markets for   Significant Other      Significant       Balance at
                                              Identical Assets    Observable Inputs     Unobservable     September 30,
                                                  (Level 1)           (Level 2)       Inputs (Level 3)        2008
                                             ------------------   -----------------   ----------------   -------------
Investment Securities - Available for Sale        $273,630             $50,503             $21,254          $345,387


The changes in Level 3 assets measured at fair value on a recurring basis were (000's omitted):

                                                           Investment
                                                          Securities -
                                                       Available for Sale
                                                       ------------------
BALANCE AT DECEMBER 31, 2007                                 $   585
   Total realized and unrealized gains (losses)
      included in income                                          --
   Total unrealized gains (losses) included in other
      comprehensive income                                    (4,268)
   Net purchases, sales, calls and maturities                     --
   Net transfers in/out of Level 3                            24,937
                                                             -------
BALANCE AT SEPTEMBER 30, 2008                                $21,254

Of the Level 3 assets that were held by the Company at September 30, 2008, the unrealized loss for the nine months ended September 30, 2008 was $4,439,000, which is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

The Level 3 fair values disclosed for December 31, 2007 through the first two quarters of 2008 included $585,000 of available for sale investment securities issued by local municipalities. Previously the Company estimated the fair value of these bonds based on the present value of expected future cash flows using management's best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality, and a discount rate commensurate with the current market and other risks involved. During the third quarter of 2008, the Company began using a yield curve pricing matrix to calculate the fair value, and these securities were transferred out of Level 3 and into Level 2. The Company owns pooled Trust Preferred Securities ("TRUPs) with a fair value of $21,254,000 as of September 30, 2008. The Company reported the TRUPS as Level 2 assets as of June 30, 2008 using broker indications for fair values. As of September 30, 2008, trading of these types of securities was only conducted on a distress sale or forced liquidation basis. As a result, the Company is now measuring the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include held to maturity investments and loans. The Company estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets measured at fair value on a nonrecurring basis are as follows (000's omitted):

                                                               Quoted
                                                               Prices                                   Total Losses
                                                             in Active    Significant                     for the      Total Losses
                                                            Markets for      Other       Significant    three months   for the nine
                                              Balance at     Identical     Observable   Unobservable       ended       months ended
                                            September 30,      Assets        Inputs        Inputs      September 30,   September 30,
                                                 2008        (Level 1)     (Level 2)      (Level 3)         2008           2008
                                            -------------   -----------   -----------   ------------   -------------   -------------
Investment Securities - Held to Maturity       $38,248          $ 7         $33,388        $ 4,853         $   --          $   --
Impaired loans accounted for under FAS 114     $44,567          $--         $    --        $44,567         $1,003          $5,225
Loan held for sale                             $   267          $--         $    --        $   267         $   --          $   --
Other Real Estate Owned                        $17,893          $--         $17,893        $    --         $2,215          $2,604

Held to maturity investment securities categorized as Level 3 assets primarily consist of debt issued by local municipalities. The Company estimates the fair value of these bonds based on the present value of expected future cash flows using management's best estimate of key assumptions, including forecasted interest yield and prepayment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

                                                                  Contractual Amount
                                                             ----------------------------
                                                             September 30,   December 31,
                                                                  2008           2007
                                                             -------------   ------------
Commitments to extend credit:
   Unused portion of commercial lines of credit                 $64,680         $92,774
   Unused portion of credit card lines of credit                  5,854           5,988
   Unused portion of home equity lines of credit                 21,257          20,047
Standby letters of credit and financial guarantees written        7,780           9,994
All other off-balance sheet assets                                4,819           3,555

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

The ongoing challenges in the southeast Michigan economy, with increasing unemployment and decreasing real estate values, continue to have a negative impact on our performance. We monitor the quality of our loan portfolios closely, and we decided that the decrease in real estate values necessitated write downs of some of our Other Real Estate Owned this quarter. The decrease in the value of real estate collateral also required an increase in the allowance for loan losses. Our Allowance for Loan Losses is now $18.4 million, or 1.88% of loans. Non performing assets (NPAs) decreased from $62.3 million to $59.6 million during the quarter, largely due to the OREO write downs and loan charge off activity.

Net Interest Income increased $418,000 compared to the third quarter of 2007 due to the improvement in the net interest margin. We are encouraged by the third consecutive quarterly improvement in the margin, and we are beginning to see the benefits of our cost reduction initiatives. Non interest income, excluding securities transactions, was flat compared to last year as Wealth Management fees decreased due to lower market values for investments and origination fees on mortgage loans sold decreased due to a significant decline in real estate lending activity. Credit quality issues also affected our non interest expenses, which increased 23% compared to last year. We expect credit related expenses to remain high, but we will see meaningful expense improvement in most other areas.

Our capital levels remain strong, and well above regulatory minimums required to be considered a well-capitalized institution. As of September 30, 2008 our total tangible capital was $120,413,000. We have ample liquidity to meet the needs of our qualified loan customers, and continue to maintain a financially sound and solvent balance sheet. Due to the low level of earnings this year, our board of directors decided to reduce the quarterly dividend by $0.09, or 50% during the third quarter. This preserved $1.4 million of capital this quarter, and our board will continue to evaluate all options concerning the payment of our dividend each quarter.

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

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 provides clarification of the application of FASB 157 in an inactive market. FSP 157-3 is effective for the Company's interim financial statements as of September 30, 2008. See Note 7, Fair Value Measurements, for additional discussion regarding changes in how the Company changed methods for determining fair values..

Financial Condition

The economic conditions in southeast Michigan remained weak throughout the first nine months of 2008. Rising unemployment and decreasing property values resulted in decreases in loans and deposits, and an increase in nonperforming assets since the end of 2007. Although steepening of the yield curve helped the net interest margin improve, these balance sheet changes resulted in flat net interest income, a larger provision for loan losses, and higher credit related non interest expenses. While some lending opportunities exist, the economy is expected to remain weak well into 2009. On October 10, 2008, the Company purchased the deposits of Main Street Bank in Northville, Michigan after it was closed by regulators. This will add approximately $80 million in deposits in the fourth quarter. Other than the Main Street acquisition, the Company does not expect significant deposit or asset growth and intends to continue to focus efforts on credit quality and capital management.

Since December 31, 2007, total loans decreased $20.0 million (2.0%) due to the weak loan demand. Total cash and investments decreased $38.6 million (8.6%), and total assets decreased $51.1 million (3.3%). Consumer loans decreased $8.6 million, or 21.2% due to a reduction in lending for autos and other personal expenditures, especially boats and recreational vehicles. Residential real estate secured loans decreased $30.4 million (6.2%) due to a decrease in residential development activity. Deposits decreased $29.8 million, or 2.7%, due to a variety of factors, primarily including normal seasonal activity of large municipal depositors and aggressive certificate of deposit pricing strategies of some of the regional banks that have offices in our market area. Total capital decreased $7.0 million or 5.5% because dividends declared exceeded net income by $2.6 million, and accumulated other comprehensive income decreased $4.7 million, primarily due to the decrease in the value of securities available for sale. The capital to assets ratio decreased from 8.19% at December 31, 2007 to 8.00% at September 30, 2008.

The amount of nonperforming assets ("NPAs") increased $13.1 million or 28.2% since year end. NPAs include non performing loans, which increased 22.9% from $33.9 million to $41.7 million, and Other Real Estate Owned and Other Assets ("OREO"), which increased from $12.6 million to $17.9 million. Total problem assets, which includes all NPAs and performing loans that are internally classified as substandard, increased $28.2 million, or 32.3%. The Company's Allowance for Loan and Lease Losses ("ALLL") decreased $1.8 million since December 31, 2007, as the amount of specific allocations required by FAS 114 decreased from $9.1 million to $6.9 million, due to progress made in successfully resolving a large non performing asset and charge offs of amounts previously recognized as impaired loans. The FAS 5 portion of the allowance increased slightly from $11.1 million to $11.5 million because the impact of the increase in the loss factors was greater than the impact of the decrease in the loan portfolio. The loss factors, which include five year loss averages, and adjustments for various current factors, such as recent delinquency and charge off trends and national and local economic conditions, were increased due to the weak economic conditions and declining real estate values. The ALLL is now 1.88% of loans, compared to 2.02% at year end. The ALLL is 44.2% of NPLs, a decrease from 59.6% at year end. We believe that at this level the ALLL adequately estimates the potential losses in the loan portfolio.

Results of Operations -- Third Quarter 2008 vs. Third Quarter 2007

Net Interest Income - A comparison of the income statements for the three months ended September 30, 2007 and 2008 shows an increase of $418,000, or 3.9% in Net Interest Income. Interest income on loans decreased $2.4 million or 13.4% as the average loans outstanding decreased $30.2 million and the average yield on loans decreased from 7.13% to 6.37%. The interest income on investments and fed funds sold decreased $17,000 even though the average amount of investments and fed funds sold increased $9.7 million as the yield on investments and fed funds sold decreased from 5.30% to 5.16%. An improvement in the term structure of interest rates and a decrease in the overall level of interest rates allowed funding costs to decrease faster than asset yields. The interest expense on deposits decreased $2.0 million or 24.3% even though average deposits increased $1.4 million as the average cost of those deposits decreased from 3.03% to 2.31%. The cost of borrowed funds decreased $848,000 even though the average amount of borrowed funds increased $6.6 million as the average cost of the borrowings decreased from 6.12% to 4.89%.

Provision for Loan Losses - The Provision for Loan Losses increased from $1.0 million in the third quarter of 2007 to $4.1 million in the third quarter of 2008 due to increased non performing loans and weaker economic conditions. Net charge offs were $3.8 million during the third quarter of 2008, compared to $3.0 million in the third quarter of 2007. Each quarter, the

Company conducts a review and analysis of its ALLL to ensure its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions.

Other Income -- Non interest income increased $337,000 in the third quarter of 2008 compared to the third quarter of 2007 as gains on securities transactions increased $319,000. Wealth Management income decreased $84,000, or 7.2% due to decreasing market values of assets under management, the value of which has a direct impact on fee income. Origination fees on mortgage loans sold decreased 56.8% from $169,000 to $73,000 due to significantly slower real estate lending activity. Other non interest income increased $88,000, or 13.4% as ATM interchange income increased $60,000 due to higher debit card activity.

Other Expenses -- Total non interest expenses increased $2.1 million or 23.0% compared to the third quarter of 2007 primarily due to higher credit related expenses. Excluding OREO losses and write downs, non interest expenses decreased $80,000. Salaries and Employee Benefits decreased $273,000, or 5.1%, as the number of full time equivalent employees decreased from 426 to 366. Occupancy expense decreased $44,000 or 5.2% due to lower maintenance costs. Professional fees increased $32,000 due to credit related legal expenses. Losses on Other Real Estate Owned (OREO) increased $2.2 million due to write downs on properties in 2008. Other OREO expenses increased $338,000 compared to the third quarter of 2007 as the increase in OREO properties caused an increase in insurance, maintenance, and property tax expenses.

As a result of the above activity, the Income Before Income Taxes decreased $4.5 million to a loss of $114,000. The income tax expense decreased $1.6 million from $1.2 million to a benefit of $438,000. The Net Profit of $324,000 is a decrease of $2.9 million from the profit of $3.2 million in the third quarter of 2007.

Results of Operations -- First Nine Months 2008 vs. 2007

Net Interest Income - A comparison of the income statements for the nine months ended September 30, 2007 and 2008 shows an increase of $28,000, or 0.1% in Net Interest Income. Interest income on loans decreased $5.7 million or 10.7% as the average loans outstanding decreased $9.1 million and the average yield on loans decreased from 7.17% to 6.46%. The interest income on investments and fed funds sold decreased $122,000 even though the average amount of investments and fed funds increased $5.7 million as the yield on investments and fed funds sold decreased from 5.27% to 5.16%. An improvement in the term structure of interest rates and a decrease in the overall level of interest rates allowed funding costs to decrease faster than asset yields. The interest expense on deposits decreased $4.1 million or 16.9% even though average deposits increased $206,000 as the average cost of those deposits decreased from 2.97% to 2.47%. The cost of borrowed funds decreased $1.8 million even though the average amount of borrowed funds increased $12.4 million as the average cost of the borrowings decreased from 6.07% to 5.06%.

Provision for Loan Losses - The Provision for Loan Losses increased from $2.5 million in the first nine months of 2007 to $8.0 million in the first nine months of 2008 due to increased non performing loans and weaker economic conditions. Net charge offs were $9.8 million during the first nine months of 2008, compared to $1.9 million in the first nine months of 2007.

Other Income -- Non interest income increased $275,000 in the first nine months of 2008 compared to the first nine months of 2007. Gains on sales of investment securities increased $275,000. Origination fees on mortgage loans sold decreased 36.5% from $562,000 to $357,000 due to significantly slower real estate lending activity. Other income increased $138,000 as ATM interchange income increased $191,000 due to increased debit card activity.

Other Expenses -- Total non interest expenses increased $3.6 million or 13.0% compared to the first nine months of 2007 primarily due to higher credit related expenses. Salaries and benefits decreased $298,000 due to the reduction in staff. Occupancy expense increased $143,000 or 5.6% mainly due to accelerated depreciation on our temporary branch location in Petersburg in the first half of 2008. Professional fees increased $180,000 due to credit related legal expenses. Losses on Other Real Estate Owned (OREO) increased $2.6 million due to write downs on properties in 2008. Other OREO expenses increased $804,000 compared to the first nine months of 2007 as the increase in OREO properties caused an increase in insurance, maintenance, and property tax expenses. Various other expenses increased $182,000 primarily due to higher collection costs.

As a result of the above activity, the Income Before Income Taxes decreased $8.8 million to $5.5 million. The income tax expense decreased $3.1 million from $3.9 million to $0.8 million. The percent of our income that is derived from tax exempt sources increased, and our effective tax rate decreased from 27.2% last year to 15.1%. The Net Profit of $4.7 million is a decrease of $5.7 million from the profit of $10.4 million in the first nine months of 2007.

Cash Flows

Cash flows from operating activities decreased from $12.4 million in the first nine months of 2007 to $9.0 million in the first nine months of 2008 due to the decrease in net income and the increase in interest receivable and other assets. Cash flows provided by investing activities increased from $9.9 million in the first nine months of 2007 to $45.4 million in the first nine months of 2008 primarily due to the large increase in the amount of investment securities called or matured in the first nine months of 2008. A significant portion of the investment activity proceeds was used to fund the reduction in deposits and to reduce the amount of short term borrowings. The amount of cash used for financing activities increased from $19.1 million in the first nine months of 2007 to $51.7 million in the first nine months of 2008 primarily due to a decrease in deposits in the first nine months of 2008.

Liquidity and Capital

The Company maintains sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds lines that have been established with correspondent banks, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of September 30, 2008, the Bank utilized $261.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and none of its $50 million of federal funds lines with its correspondent banks. The fed funds lines with correspondent banks were reduced from $110 million to $50 million during the quarter as two of the Company's three correspondent banks decreased their lines available to the Company. On October 10, 2008, the Company acquired the deposits of the former Main Street Bank after it was closed by regulators. This transaction provided a significant increase in the bank's liquidity in the fourth quarter of 2008 as the company obtained approximately $86 million in deposits, $11 million in investment securities, and $75 million in cash

The Company's Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios violate the guidelines. Throughout the third quarter of 2008 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders' equity of the Company was $120.4 million at September 30, 2008 and $127.4 million at December 31, 2007. The ratio of equity to assets was 8.0% at September 30, 2008 and 8.2% at December 31, 2007. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Company:

                                                    Minimum to
                            September   December     be Well
                             30, 2008   31, 2007   Capitalized
                            ---------   --------   -----------
Leverage Capital               8.4%        8.4%        5.0%
Tier 1 Risk Based Capital     11.7%       11.8%        6.0%
Total Risk Based Capital      13.0%       13.1%       10.0%

At September 30, 2008 and December 31, 2007, the Bank was in compliance with the capital guidelines and is considered "well-capitalized" under regulatory standards.

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 ("EESA"), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U. S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program ("CPP"), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008, and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3% of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. On November 6, 2008, the Company's board of directors authorized application for participation in the CPP at 3% of its Risk Weighted Assets. Participation in the program is not automatic and subject to approval by the Treasury. If approved by the Treasury, the Company will need shareholder approval to amend its Articles of Incorporation to authorize issurance of preferred stock. While the Board determined that an application should be filed by the current deadline of November 14, 2008, it will continue to evaluate whether to participate in the CPP program if it is approved. In making its determination regarding participation, the Board will consider both the program's positive and negative aspects, its costs and any further clarification and details which are forthcoming regarding the effect of participation of MBT.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank's projected net interest income, in its policy. Throughout the first nine months of 2008, the estimated variability of the net interest income was within the Bank's established policy limits.

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

The Bank's ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank's equity, in its policy. Throughout the first nine months of 2008, the estimated variability of the economic value of equity was within the Bank's established policy limits.

The Bank's interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has a stock repurchase program which it publicly announced on January 22, 2008. On that date, the Board of Directors authorized the repurchase of 1 million of the Company's common shares, which authorization will expire on December 31, 2008. The Company did not repurchase any of its stock during the three months ended September 30, 2008.

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


November 7, 2008                        By /s/ H. Douglas Chaffin
Date                                       -------------------------------------
                                           H. Douglas Chaffin
                                           President &
                                           Chief Executive Officer


November 7, 2008                        By /s/ John L. Skibski
Date                                       -------------------------------------
                                           John L. Skibski
                                           Executive Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
 Number                           Description of Exhibits
-------   ----------------------------------------------------------------------
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