Form 10-K
period 2008-12-31
MBT FINANCIAL CORP
filed 2009-03-10
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission File Number: 000-30973
MBT FINANCIAL CORP.
(Exact Name of Registrant as Specified in its Charter)

MICHIGAN (State of Incorporation)	38-3516922 (I.R.S. Employer Identification No.)

102 E. Front St. Monroe, Michigan (Address of Principal Executive Offices)	48161 (Zip Code)
(734) 241-3431
(Registrant’s Telephone Number, Including Area Code)
None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to section 12(b) of the Act: Common Stock, No Par Value, Registered on NASDAQ Global Select Market
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any of the amendments of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $96.0 million based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
As of March 5, 2009, there were 16,173,592 shares of the registrant’s common stock, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders of MBT Financial Corp. to be held on May 7, 2009 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

Part I
Item 1. Business
General
MBT Financial Corp. (the “Corporation”) operates as a bank holding company headquartered in Monroe, Michigan. The Corporation was incorporated under the laws of the State of Michigan in January 2000, at the direction of the management of Monroe Bank & Trust (the “Bank”), for the purpose of becoming a bank holding company by acquiring all the outstanding shares of Monroe Bank & Trust. At the April 6, 2000 Annual Meeting of Shareholders of Monroe Bank & Trust, shareholders approved a proposal that resulted in the Bank merging with Monroe Interim Bank, a state chartered bank, which was a subsidiary of the Corporation. On July 1, 2000, the merger of Monroe Bank & Trust and Monroe Interim Bank was completed, with Monroe Bank & Trust becoming the wholly owned subsidiary of MBT Financial Corp.
Monroe Bank & Trust was incorporated and chartered as Monroe State Savings Bank under the laws of the State of Michigan in 1905. In 1940, Monroe Bank & Trust consolidated with Dansard Bank and moved to the present address of its main office. Monroe Bank & Trust operated as a unit bank until 1950 when it opened its first branch office in Ida, Michigan. It then continued its expansion to its present total of 27 branch offices, including its main office. Monroe Bank & Trust changed its name from “Monroe State Savings Bank” to “Monroe Bank & Trust” in 1968.
Monroe Bank & Trust provides customary retail and commercial banking and trust services to its customers, including checking and savings accounts, time deposits, safe deposit facilities, commercial loans, personal loans, real estate mortgage loans, installment loans, IRAs, ATM and night depository facilities, treasury management services, telephone and internet banking, personal trust, employee benefit and investment management services. Monroe Bank & Trust’s service areas are comprised of Monroe and Wayne counties in Southern Michigan.
Monroe Bank & Trust’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to applicable legal limits and Monroe Bank & Trust is supervised and regulated by the FDIC and Michigan Office of Financial and Insurance Regulation.
Competition
MBT Financial Corp., through its subsidiary, Monroe Bank & Trust, operates in a highly competitive industry. Monroe Bank & Trust’s main competition comes from other commercial banks, national or state savings and loan institutions, credit unions, securities brokers, mortgage bankers, finance companies and insurance companies. Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal manner in which these services are offered. Monroe Bank & Trust encounters strong competition from most of the financial institutions in Monroe Bank & Trust’s extended market area.
The Bank’s primary market area is Monroe County, Michigan. According to the most recent market data, there are ten other deposit taking/lending institutions competing in the Bank’s market. According to the most recent market data for deposits, the Bank ranks first in market share in Monroe County with 53.48% of the market. In 2001, the Bank began expanding into Wayne County, Michigan, and currently ranks tenth out of twenty-eight institutions with a market share of 0.55%. For the combined Monroe and Wayne County market, the Bank ranks sixth of thirty institutions with a market share of 3.32%.
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
On November 12, 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was enacted into law. The GLB Act made sweeping changes with respect to the permissible financial services which various types of financial institutions may now provide. The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms, was repealed. Pursuant to the GLB Act, bank holding companies may elect to become a “financial holding company,” provided that all of the depository institution subsidiaries of the bank holding company are “well capitalized” and “well managed” under applicable regulatory standards.
Under the GLB Act, a bank holding company that has elected to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are “financial in nature” include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve Board has determined to be closely related to banking. MBT Financial Corp. has not elected to become a financial holding company.
MBT Financial Corp.’s banking subsidiary is subject to limitations with respect to transactions with affiliates.
A substantial portion of the MBT Financial Corp.’s cash revenues is derived from dividends paid by its subsidiary bank. These dividends are subject to various legal and regulatory restrictions.
MBT Financial Corp.’s banking subsidiary, Monroe Bank & Trust (the “Bank”) is subject to primary supervision, regulation and examination by the Michigan Office of Financial and Insurance Regulation (OFIR) and the Federal Deposit Insurance Corporation (FDIC).
Federal regulators adopted risk-based capital guidelines and leverage standards for banks and bank holding companies. A discussion of the impact of risk-based capital guidelines and leverage standards is presented in Note 13 of the MBT Financial Corp. financial statements included in Part II, Item 8 of this Form 10-K.
The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company’s controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation in connection with the default of any FDIC-assisted transaction involving an affiliated insured bank or savings association.
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
Employees
MBT Financial Corp. has no employees other than its three officers, each of whom is also an employee and officer of Monroe Bank & Trust and who serve in their capacity as officers of MBT Financial Corp. without compensation. As of December 31, 2008, Monroe Bank & Trust had 364 full-time employees and 18 part-time employees. Monroe Bank & Trust provides a number of benefits for its full-time employees, including health and life insurance, workers’ compensation, social security, paid vacations, numerous bank services, and a 401(k) plan.
Executive Officers of the Registrant

NAME	AGE	POSITION
H. Douglas Chaffin	53	President & Chief Executive Officer
Scott E. McKelvey	49	Executive Vice President, Senior Wealth Management Officer, Monroe Bank & Trust
James E. Morr	62	Executive Vice President, General Counsel, and Chief Risk Officer, Monroe Bank & Trust; Secretary, MBT Financial Corp.
Thomas G. Myers	52	Executive Vice President & Chief Lending Manager, Monroe Bank & Trust
John L. Skibski	44	Executive Vice President & Chief Financial Officer, Monroe Bank & Trust; Treasurer, MBT Financial Corp.
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
H. Douglas Chaffin was President & Chief Executive Officer in 2008, 2007, 2006, 2005, and 2004. Scott E. McKelvey was Executive Vice President, Senior Wealth Management Officer in 2008 and 2007, and Senior Vice President — Downriver Community President in 2007, 2006, 2005, and 2004. James E. Morr was Executive Vice President, General Counsel and Chief Risk Officer in 2008 and 2007 and Executive Vice President, Senior Wealth Management Officer and General Counsel in 2007, 2006, 2005, and 2004. Thomas G. Myers was Executive Vice President & Chief Lending Manager in 2008, 2007, 2006, 2005, and 2004. John L. Skibski was Executive Vice President & Chief Financial Officer in 2008, 2007, 2006, 2005 and 2004.
Available Information
MBT Financial Corp. makes its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports available on its website as soon as reasonably practicable after they are filed with or furnished to the SEC, free of charge. The website address is www.mbandt.com.

Item 1A. Risk Factors
An investment in the Corporation’s common stock is subject to risks inherent to the Corporation’s business. The material risks and uncertainties that Management believes affect the Corporation are described below. Before making an investment decision, investors should carefully consider the risks and uncertainties described below together with all the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Corporation. Additional risks and uncertainties that Management is not aware of or focused on or that Management currently deems immaterial may also impair the Corporation’s business operations. This report is qualified in its entirety by these risk factors.
If any of the following risks actually occur, the Corporation’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Corporation’s common stock could decline significantly, and investors would lose all or part of their investment.
Risks Related to the Corporation’s Business
Interest Rate Risk — The Corporation’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest earned on interest earning assets such as loans and securities and interest paid on interest bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic and market conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect the Corporation’s ability to originate loans and obtain deposits and the fair values of the Corporation’s financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate or decrease at a slower rate than the interest rates received on loans and investments, the Corporation’s net interest income, and therefore earnings, could be adversely affected.
Although Management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected, or prolonged change in market interest rates or in the term structure of interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in this report for further discussion related to the Corporation’s management of interest rate risk.
Lending Risk — There are inherent risks associated with the Corporation’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in economic conditions in the markets where the Corporation operates as well as those across the State of Michigan and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Corporation is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Corporation to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Corporation.
As of December 31, 2008, more than 80% of the Corporation’s loan portfolio was secured by real estate. These types of loans have historically been viewed as lower risk of default than commercial and industrial or consumer loans. Recent market declines in values of both residential and commercial properties have elevated the risks for loans secured by real estate. The Corporation’s loan portfolio contains a significant amount of non-performing loans. The Corporation’s portfolio also contains some loans with relatively large balances, and the deterioration of one or a few of these large loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation maintains an Allowance for Loan Losses, which is a reserve established through a provision for loan losses charged to expense, that represents Management’s best estimate of probable loan losses that have been incurred within the existing portfolio of loans. The Allowance, in the judgment of Management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the Allowance reflects Management’s continuing evaluation of loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the Allowance inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Corporation’s control, may require an increase in the Allowance. In addition, bank regulatory agencies periodically review the Corporation’s Allowance and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different from those of Management.
Economic Risk — The Corporation’s success depends significantly on the general economic conditions of the State of Michigan. Unlike larger regional or national banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in Southeast Michigan and Northwest Ohio. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans, and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, acts of terrorism, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.
Competitive Risk — The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include regional and national banks within the Corporation’s market. The Corporation also faces competition from many other types of financial institutions, including savings and loan institutions, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, and insurance. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation’s competitors have fewer regulatory constraints, and may have lower cost structures. Additionally, many competitors may be able to achieve economies of scale, and as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can. Increased competition could adversely affect the Corporation’s growth and profitability, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.
Regulatory Risk — The Corporation is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial products and services, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition, and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.
Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions both in the United States and around the world. Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.
In light of these current economic conditions, regulatory authorities have been taking actions with respect to the banking industry as a whole and individual financial institutions in particular, including institutions that are considered well capitalized under applicable regulatory standards. These actions are intended to stabilize and improve the financial condition, risk profile, and capital adequacy of the industry and such financial institutions. Such actions may take the form of an informal understanding between the regulatory authority and a financial institution that imposes various requirements on the financial institution. These requirements could include the development of goals, strategies, and plans for improving lending procedures, lowering risk profiles, maintaining specific capital levels, raising capital, and restrictions on dividends, transactions with affiliates, redemption of equity securities, and incurring or refinancing debt.
The US Government has instituted a number of programs designed to increase credit availability, provide liquidity during the crisis and stabilize the banking system, and there may be additional sweeping governmental reform legislation enacted to provide even greater supervision and regulation of the banking and financial service industry over the coming years. It is impossible to predict how these possible reforms may affect our ability to implement our business plans.
Failure or Circumvention of Controls and Procedures — Management regularly reviews and updates the Corporation’s internal controls, disclosure controls, and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s business, results of operations, and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
MBT Financial Corp. does not conduct any business other than its ownership of Monroe Bank & Trust’s stock. MBT Financial Corp. operates its business from Monroe Bank & Trust’s headquarters facility. Monroe Bank & Trust operates its business from its main office complex and 26 full service branches in the counties of Monroe and Wayne, Michigan. In addition, MBT Credit Company, Inc., a wholly owned subsidiary of Monroe Bank & Trust, operates a mortgage loan origination office in Monroe, Michigan. The Bank owns its main office complex and 23 of its branches. The remaining three branches and the MBT Credit Company, Inc. locations are leased.
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
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted to the vote of holders of MBT Financial Corp. securities during the fourth quarter of 2008.
Part II
Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters, and Issuer Purchases of Equity Securities
Common stock consists of 16,148,482 shares with a book value of $7.49. Dividends declared on common stock during 2008 amounted to $.54 per share. The common stock is traded on the NASDAQ Global Select Market under the symbol MBTF. Below is a schedule of the high and low trading price for the past two years by quarter. These prices represent those known to Management, but do not necessarily represent all transactions that occurred.

	2008		2007
	High	Low	High	Low

1st quarter	$9.87	$7.93	$15.48	$12.26
2nd quarter	$9.49	$5.36	$14.60	$12.12
3rd quarter	$6.00	$4.27	$14.04	$11.15
4th quarter	$4.83	$2.40	$12.25	$8.30
Dividends declared during the past three years on a quarterly basis were as follows:

	2008	2007	2006

1st quarter	$0.18	$0.18	$0.17
2nd quarter	$0.18	$0.18	$0.17
3rd quarter	$0.09	$0.18	$0.18
4th quarter	$0.09	$0.18	$0.18
As of December 31, 2008, the number of holders of record of the Corporation’s common shares was 1,242. Management’s present expectation is that dividends will continue to be paid in the future, but at a lower level due to decreased earnings.

The following graph shows a comparison of cumulative total shareholder returns for the Corporation, the Nasdaq Composite Index, and the Nasdaq Bank Index for the five year period ended December 31, 2008. The total shareholder return assumes a $100 investment in the common stock of the Corporation, and each index on December 31, 2003 and that all dividends were reinvested.
MBT Financial Corp.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

MBT Financial Corp.	100.00	145.52	105.04	103.78	63.43	24.13
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
NASDAQ Bank	100.00	110.99	106.18	117.87	91.85	69.88
MBTF 2008 Michigan Peer Group*	100.00	114.33	98.15	104.88	57.42	24.62
The MBTF 2008 Michigan Peer Group* consists of Capitol Bancorp Ltd., Chemical Financial Corporation, Citizens First Bancorp, Inc., Dearborn Bancorp, Inc., Citizens Republic Bancorp, Inc., Fentura Financial, Inc., Flagstar Bancorp, Inc., Firstbank Corporation, Macatawa Bank Corporation & Mercantile Bank Corporation. These are all publicly traded banking companies headquartered in Michigan.

Item 6. Selected Financial Data
The selected financial data for the five years ended December 31, 2008 are derived from the audited Consolidated Financial Statements of the Corporation. The financial data set forth below contains only a portion of our financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.
Selected Consolidated Financial Data

Dollar amounts are in thousands,
except per share data	2008	2007	2006	2005	2004

Consolidated Statements of Income
Interest Income	$84,903	$93,551	$95,923	$89,695	$79,703
Interest Expense	42,514	50,782	49,288	38,583	26,998

Net Interest Income	42,389	42,769	46,635	51,112	52,705
Provision for Loan Losses	18,000	11,407	16,475	6,906	2,491

Net Interest Income after Provision for Loan Losses	24,389	31,362	30,160	44,206	50,214
Other Income	15,985	15,634	9,542	14,449	13,776
Other Expenses	39,999	37,234	36,308	33,818	32,616

Income before Provision for Income Taxes	375	9,762	3,394	24,837	31,374
Provision for Income Taxes	(1,317)	2,049	(379)	6,858	8,775

Net Income	$1,692	$7,713	$3,773	$17,979	$22,599

Net Income available to Common Shareholders	$1,692	$7,713	$3,773	$17,979	$22,599

Per Common Share
Basic Net Income	$0.10	$0.47	$0.22	$1.04	$1.30
Diluted Net Income	0.10	0.47	0.22	1.03	1.29
Cash Dividends Declared	0.54	0.72	0.70	0.66	0.62
Book Value at Year End	7.49	7.90	8.14	8.82	8.89
Average Common Shares Outstanding	16,134,570	16,415,425	16,941,432	17,334,376	17,444,165

Consolidated Balance Sheets (Year End)
Total Assets	$1,562,401	$1,556,806	$1,566,819	$1,638,356	$1,552,279
Total Securities	466,043	438,058	439,025	533,709	505,441
Loans, Net of Deferred Loan Fees	941,732	1,002,259	998,998	989,311	945,881
Allowance for Loan Losses	18,528	20,222	13,764	13,625	13,800
Deposits	1,136,078	1,109,980	1,116,057	1,184,710	1,100,711
Borrowings	291,500	304,800	300,000	291,500	286,500
Total Shareholders’ Equity	120,977	127,447	136,062	151,619	155,346

Selected Financial Ratios
Return on Average Assets	0.11%	0.50%	0.24%	1.13%	1.55%
Return on Average Equity	1.36%	5.77%	2.60%	11.57%	15.18%
Net Interest Margin	2.96%	2.99%	3.12%	3.42%	3.75%
Dividend Payout Ratio	514.78%	152.40%	313.16%	63.52%	47.88%
Allowance for Loan Losses to Period End Loans	1.97%	2.02%	1.38%	1.38%	1.69%
Allowance for Loan Losses to Non Performing Loans	34.45%	59.60%	61.06%	51.49%	34.57%
Non Performing Loans to Period End Loans	5.71%	3.39%	2.26%	2.67%	4.22%
Net Charge Offs to Average Loans	2.00%	0.49%	1.62%	0.71%	0.35%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements which are based on various assumptions (some of which are beyond the Corporation’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements, due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
Critical Accounting Policies — The Bank’s Allowance for Loan Losses is a “critical accounting estimate” because it is an estimate that is based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Corporation’s financial condition. These assumptions include, but are not limited to, collateral values and the effect of economic conditions on the financial condition of the borrowers. To determine the Allowance for Loan Losses, the Bank estimates losses on all loans that are not classified as non-accrual or renegotiated by applying historical loss rates to those loans in accordance with SFAS 5. In addition, all loans that are nonaccrual or renegotiated are individually tested for impairment. Any amount of monetary impairment is included in the Allowance for Loan Losses in accordance with SFAS 114. Management is of the opinion that the Allowance for Loan Losses of $18,528,000 as of December 31, 2008 was adequate.
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of fair value or the loan carrying amount at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by Management and the assets are carried at the lower of carrying amount or fair value less cost to sell.
Recent Accounting Pronouncements — No recent accounting pronouncements are expected to have a significant impact on the Corporation’s financial statements.
Results of Operations — Net Income decreased from $7.7 million in 2007 to $1.7 million in 2008 due to significant increases in the Provision for Loan Losses and other expenses related to the decline in asset quality. The primary source of earnings for the Bank is its net interest income, which decreased $380,000, or 0.9% compared to 2007. Net interest income decreased because the average earning assets were unchanged and the net interest margin decreased from 2.99% to 2.96%. Economic conditions continued to deteriorate throughout southeast Michigan and the rest of the country in 2008, and loan demand decreased. As a result, earning assets shifted from loans to investments. This shift to lower yielding assets and the decrease in market interest rates were the main factors in the reduction in the net interest margin. Interest income decreased $8.6 million during 2008 as the yield on earnings assets decreased from 6.54% to 5.94%, while the amount of earning assets was unchanged at $1.43 billion. Interest expense decreased $8.3 million compared to 2007 even though the amount of interest bearing liabilities increased $22 million because the cost of the interest bearing liabilities decreased from 4.05% in 2007 to 3.33% in 2008. The decrease in the average cost of funds was primarily due to the decrease in market interest rates throughout the year, especially in the fourth quarter..
The provision for loan losses increased 57.8%, from $11.4 million in 2007 to $18.0 million in 2008. The increase in the provision was required due to the continued deterioration of regional and national economic conditions. Net charge offs increased from $4.9 million in 2007 to $19.7 million in 2008.
Other income increased slightly to $16.0 million in 2008 from $15.6 million in 2007. Although we were successful in attracting new wealth management business in 2008, the declining market values of assets under management caused the fee income to decrease 5.4% from $4.6 million to $4.3 million. Origination fees on mortgage loans sold decreased 38.3% from $690,000 in 2007 to $426,000 in 2008. Housing sales decreased in

2008, and even though mortgage rates remained low, refinance activity was slowed by the decrease in housing values in our market area. Gains on securities transactions increased $502,000 in 2008 due to gains on investments that were sold for liquidity needs in the third quarter. Income on Bank Owned Life Insurance policies increased $96,000, or 7.4% due to improved policy yields and lower policy costs resulting from changing carriers on some of the policies. Other non interest income increased due to higher ATM and debit card interchange income.
Other expenses increased $2.8 million, or 7.4% compared to 2007. Salaries and benefits decreased $753,000 or 3.5% as the average number of full time equivalent employees decreased from 420 in 2007 to 378 in 2008. The largest increases in non interest expenses were caused by asset quality issues. Losses on Other Real Estate Owned (OREO) increased from $0.8 million in 2007 to $2.7 million in 2008 as the Bank wrote down the values of several foreclosed properties due to the decline in real estate values. Professional fees increased 8.4% compared to 2007 as legal and collection costs increased due to the increase in loan delinquencies. Also the costs of carrying OREO properties increased from $0.5 million in 2007 to $1.4 million in 2008 as the amount of OREO properties increased. These expenses include insurance, property taxes, utilities, and maintenance.
Income before the provision for income taxes decreased $9.4 million, or 96.2% in 2008. Due to our tax exempt income on municipal securities, we recorded a tax benefit of $1.3 million on taxable income of $375,000 in 2008. Our federal income tax provision in 2007 was $2.0 million on taxable income of $9.8 million, for an effective tax rate of 21.0%. Net Income decreased $6.0 million, or 78.1% to $1,692,000.
Net Income increased 104.4% from $3.8 million in 2006 to $7.7 million in 2007. The improvement in earnings was due to decreases in the provision for loan losses and in losses on sales of investment securities. The net interest income decreased $3.9 million, or 8.3% compared to 2006 because the average earning assets decreased $64.9 million and the net interest margin decreased from 3.12% to 2.99%. The flat yield curve environment that began in 2005 persisted through most of 2007, and we continued our strategy to control the decline in the margin by restricting asset growth. This strategy was successful on the asset side of the balance sheet as our average earning asset mix changed from 32% investments and 68% loans to 30% investments and 70% loans. This contributed to the increase in the yield on earning assets from 6.42% in 2006 to 6.54% in 2007. Although we improved the yield on earning assets, interest income decreased $2.4 million as the negative impact of the smaller asset size was greater than the positive impact of the higher yield, as shown in the table on page 17. The interest expense increased in 2007 because the benefit from the smaller amount of interest bearing liabilities was exceeded by the increase in the cost of funds. Even though market interest rates began to decline in the second half of 2007, competitive pressure caused increases in the cost of deposits, particularly Money Market Deposit Accounts (MMDAs) and Certificates of Deposits (CDs). We also experienced an increase in the cost of most of our borrowed funds. Our variable rate borrowed funds pricing is tied to the 3 month LIBOR, which increased in the third quarter of 2007 while most other short term rates decreased.
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
The Fed raised the fed funds rate at their first four meetings in 2006. The treasury yield curve became inverted, contributing to the 8.8% decrease in net interest income. The net interest income was also negatively impacted because the Bank utilized a deposit pricing strategy that restricted asset growth. The Bank’s asset yields are primarily influenced by the longer end of the treasury yield curve while its funding costs are more closely related to the shorter end of the curve. With the inversion of the yield curve, any balance sheet growth would have been at a very small spread and may have resulted in an increase in interest rate risk. By keeping the rates on certificates of deposit low, we were able to control the decrease in our net interest margin, but the lack of asset growth contributed to the decrease in net interest income. During 2006, the yield on earning assets increased from 6.00% to 6.42% while the average earning assets only increased $0.9 million. As a result, the interest income increased 6.9% from $89.7 million to $95.9 million. The cost of earning assets increased from 2.58% to 3.30% and the interest expense increased 27.7% from $38.6 million to $49.3 million. The Net Interest Margin decreased from 3.42% to 3.12% and the net interest income decreased $4.5 million, or 8.8%.
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
Earnings for the Bank are usually highly reflective of the Net Interest Income. In 2006, The Federal Open Market Committee (FOMC) of the Federal Reserve raised the fed funds rate from 4.25% to 5.25%. During this time, the yield on the ten-year U. S. Treasury Note only increased from 4.39% to 4.71%. The treasury yield curve inverted, causing our net interest margin to decline as our cost of funds increased faster than our asset yields. The FOMC began to lower rates in 2007, bringing the fed funds rate back down to 4.25% by the end of the year. Longer term market rates dropped faster, worsening the inversion of the yield curve and further impacting the Bank’s Net Interest Margin. Loan and investment yields follow long term market yields, and the yield on our loans increased slightly, from 7.02% in 2006 to 7.12% in 2007, but decreased to 6.35% in 2008. The yields on our investment securities also increased slightly, from 5.15% in 2006 to 5.19% in 2007, but then decreased to 5.07% in 2008. Funding costs are more closely tied to the short term rates, and the average cost of our deposits increased more rapidly, from 2.73% in 2006 to 2.97% in 2007 before decreasing to 2.44% in 2008.Our average cost of borrowed funds also increased quickly, from 5.77% in 2006 to 6.05% in 2007, before quickly decreasing to 5.08% in 2008. This caused our net interest margin to decline from 3.12% in 2006 to 2.99% in 2007 and 2.96% in 2008. As a result, the net interest income decreased 0.9% in 2008. The average cost of interest bearing deposits was 2.78%, 3.41%, and 3.16% for 2008, 2007, and 2006, respectively. The following table shows selected financial ratios for the same three years.

	2008	2007	2006

Return on Average Assets	0.11%	0.50%	0.24%
Return on Average Equity	1.36%	5.77%	2.60%
Dividend Payout Ratio	514.78%	152.40%	313.16%
Average Equity to Average Assets	8.07%	8.68%	9.05%
Balance Sheet Activity — Due to the flat weak economic conditions, the Corporation maintained its balance sheet strategy of selective asset growth and active capital management. Through the first three quarters of the year, assets declined $51.1 million, or 3.3% as the Bank used loan and investment maturities to fund decreases in deposits and borrowings. In the fourth quarter, we were successful in bidding for the deposits of Main Street Bank, a Northville, Michigan bank that was closed by regulators on October 10, 2008. This provided us with an increase of $86 million in deposits, which was used to further reduce borrowings and to purchase investments. During 2008, total assets increased $5.6 million, or 0.4% as marketable investment securities increased $28.0 million, cash and cash equivalents increased $25.7 million, and loans decreased $58.8 million. The increase in cash and cash equivalents was primarily due to an increase in interest bearing balances at the Federal Reserve Bank. Typically excess funds are invested overnight in fed funds sold through our correspondent banks, but the current effective yield on those transactions is below the FOMC target of 0.25%, and the Fed is paying the target rate on deposits. The investment portfolio primarily consists of mortgage backed securities and debentures issued by government agencies and debt securities issued by states and political subdivisions. We also hold some corporate debt issued by some regional banking companies and some pooled trust preferred securities issued by banks. The value of these investments is below our book value, but we have the ability and intent to hold these securities until they recover, and after reviewing each of the securities, we believe that we do not have any Other Than Temporary Impairment (OTTI). Our loan portfolio decreased $59.9 million due to the poor economic conditions, and we expect the loan portfolio to decrease by a similar amount in 2009. Deposits increased slightly in 2008 due to the acquisition of the deposits from the former Main Street Bank. The total amount of deposits acquired was $86.1 million, which included $44.4 million in brokered certificates of deposit. At December 31, 2008, we had reduced the amount of brokered CDs by $19.6 million. The 1% purchase premium paid to the FDIC was only paid on the non brokered deposits. We are expecting a decrease in loans in 2009, and we do not plan to replace the remaining $24.8 million in Main Street Bank brokered certificates of deposit that will mature in 2009, so we anticipate a decrease in our deposits in 2009. This will allow us to be less competitive in our deposit pricing, which will help lower the interest expense in 2009.
Asset Quality — The Corporation uses an internal loan classification system as a means of tracking and reporting problem and potential problem credit assets. Loans that are rated one to four are considered “pass” or high quality credits, loans rated five are “watch” credits, and loans rated six and higher are “problem assets”, which includes non performing loans. Non performing assets include all loans that are 90 days or more past due, non accrual loans, Other Real Estate Owned (OREO), and renegotiated debt. Asset quality began to weaken in 2007 and problem assets increased from $69.2 million, or 4.0% of total assets at December 31, 2006 to $87.5 million, or 5.6% of total assets at December 31, 2007. Throughout this time, economic conditions in southeast Michigan remained worse than the national average, with increasing unemployment, decreasing property values, and high foreclosure rates. As economic conditions continued to deteriorate and spread throughout the rest of the country in 2008, problem assets increased to $136.9 million, or 8.8% of total assets at December 31, 2008.
The Corporation monitors the Allowance for Loan and Lease Losses (ALLL) and the values of the Other Real Estate Owned (OREO) each quarter, making adjustments when necessary. We believe that the ALLL adequately provides for the losses in the portfolio and that the reported OREO value is accurate as of December 31, 2008. We expect the economic environment to remain weak throughout 2009, and that may result in additional declines in employment and property values in our market area. This is expected to result in an increase in problem assets, an elevated provision for loan losses, and the need for future write downs of OREO assets.
Liquidity and Capital — The Corporation has maintained sufficient liquidity to fund its loan growth and allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, a Federal funds line that has been established with a correspondent bank, Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings, and the Federal Reserve Bank discount window, which also allows us to pledge securities and loans as collateral for borrowings. As of December 31, 2008, the Bank utilized $261.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and none of its $25 million federal funds line with its correspondent bank. The acquisition of the deposits of the former Main Street Bank in the fourth quarter of 2008 added a significant amount of liquidity.
Total stockholders’ equity of the Corporation was $121.0 million at December 31, 2008 and $127.4 million at December 31, 2007. The ratio of equity to assets was 7.7% at December 31, 2008 and 8.2% at December 31, 2007. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These regulatory standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and Leverage Capital Ratio is at least 5%.
The following table summarizes the capital ratios of the Corporation:

			Minimum to be Well
	December 31, 2008	December 31, 2007	Capitalized

Tier 1 Leverage Ratio	7.8%	8.4%	5.0%
Tier 1 Risk based Capital	11.5%	11.8%	6.0%
Total Risk Based Capital	12.7%	13.1%	10.0%
At December 31, 2008 and December 31, 2007, the Bank was in compliance with applicable regulatory capital guidelines and is considered “well capitalized” under those regulatory standards. In 2007 the Corporation expanded its internal policy on capital management to include a minimum level for each of the above capital ratios. Under its internal capital management policy, the Corporation has committed to maintain those capital ratios at levels that are higher than the regulatory “well capitalized” minimums. Throughout 2008 the Corporation’s capital level exceeded its policy minimums with the exception of the leverage ratio, which was 7.8% at the end of the year. The Corporation regularly reviews its capital requirements and compares those requirements to its internal capital guidelines and applicable regulatory capital guidelines. The Corporation currently believes it will be able to return its leverage ratio to a level above its capital policy requirement of 8% in 2009 due to earnings, limited asset growth, and a reduction in dividends. In the event that such actions are not sufficient to enable the Corporation to satisfy its internal capital management policy requirements and regulatory capital requirements, it will consider other strategies that are intended to enable the Corporation to maintain sufficient capital resources.
Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank’s earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank’s market risk is monitored monthly by the ALCO.
The following table shows the investment portfolio for the last three years (000s omitted).

	Held to Maturity
	December 31, 2008		December 31, 2007		December 31, 2006
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agency and corporation obligations	$7	$7	$7	$8	$10	$10

Securities issued by states and political subdivisions in the U.S.	46,833	46,036	44,727	45,036	64,928	65,330

Total	$46,840	$46,043	$44,734	$45,044	$64,938	$65,340

Pledged securities	$6,406	$6,405	$6,650	$6,695	$4,209	$4,258

	Available for Sale
	December 31, 2008		December 31, 2007		December 31, 2006
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agency and corporation obligations (excluding mortgage-backed securities)	$322,767	$329,671	$330,505	$330,178	$326,808	$322,934

Securities issued by states and political subdivisions in the U.S.	40,999	41,114	27,046	27,134	23,226	23,129

Trust Preferred CDO Securities	25,132	19,371	20,044	19,865	22,994	22,985

Corporate Debt Securities	15,170	13,516	1,024	1,026	2,998	3,004

Other domestic securities (debt and equity)	2,386	2,445	2,013	2,035	2,014	2,035

Total	$406,454	$406,117	$380,632	$380,238	$378,040	$374,087

Pledged securities	$251,525	$257,054	$345,255	$344,975	$325,445	$321,477

The following table shows average daily balances, interest income or expense amounts, and the resulting average rates for interest earning assets and interest bearing liabilities for the last three years. Also shown are the net interest income, total interest rate spread, and the net interest margin for the same periods.

	Years Ended December 31,
		2008			2007			2006
	Average	Interest		Average	Interest		Average	Interest
	Daily	Earned	Average	Daily	Earned	Average	Daily	Earned	Average
(Dollars in Thousands)	Balance	or Paid	Yield	Balance	or Paid	Yield	Balance	or Paid	Yield
Investments
Interest Bearing Balances Due From Banks	$3,368	$29	0.86%	$182	$9	4.95%	$100	$5	5.00%
Obligations of US Government Agencies	313,283	16,073	5.13%	315,338	16,918	5.37%	331,600	16,778	5.06%
Obligations of States & Political Subdivisions[1]	76,862	3,390	4.41%	77,391	3,177	4.11%	90,032	4,356	4.84%
Other Securities	48,459	2,903	5.99%	33,955	2,058	6.06%	61,656	3,763	6.10%

Total Investments	441,972	22,395	5.07%	426,866	22,162	5.19%	483,388	24,902	5.15%

Loans
Commercial	670,473	41,757	6.23%	662,176	48,058	7.26%	654,945	46,987	7.17%
Mortgage	210,427	12,679	6.03%	221,594	13,405	6.05%	228,960	13,746	6.00%
Consumer	102,682	8,036	7.83%	116,569	9,782	8.39%	126,074	10,217	8.10%

Total Loans[2]	983,582	62,472	6.35%	1,000,339	71,245	7.12%	1,009,979	70,950	7.02%

Federal Funds Sold	4,333	36	0.83%	2,774	144	5.19%	1,553	71	4.57%

Total Interest Earning Assets	1,429,887	84,903	5.94%	1,429,979	93,551	6.54%	1,494,920	95,923	6.42%

Cash & Non Interest Bearing Due From Banks	20,420			23,171			24,421
Interest Receivable and Other Assets	97,412			86,853			81,629

Total Assets	$1,547,719			$1,540,003			$1,600,970

Savings Accounts	$95,546	$183	0.19%	$95,646	$214	0.22%	$106,065	$264	0.25%
NOW Accounts	82,031	668	0.81%	68,637	252	0.37%	66,394	165	0.25%
Money Market Deposits	293,797	6,115	2.08%	286,655	9,830	3.43%	289,849	9,846	3.40%
Certificates of Deposit	494,962	19,870	4.01%	498,952	22,126	4.43%	512,780	20,574	4.01%
Federal Funds Purchased	18,364	466	2.54%	10,019	518	5.17%	18,913	981	5.19%
Repurchase Agreements	32,008	1,474	4.61%	36,959	1,644	4.45%	37,836	1,564	4.13%
FHLB Advances	258,303	13,738	5.32%	256,500	16,198	6.32%	256,500	15,894	6.20%

Total Interest Bearing Liabilities	1,275,011	42,514	3.33%	1,253,368	50,782	4.05%	1,288,337	49,288	3.83%

Non-interest Bearing Deposits	136,918			141,269			154,327
Other Liabilities	10,921			11,676			13,456

Total Liabilities	1,422,850			1,406,313			1,456,120

Stockholders’ Equity	124,869			133,690			144,850

Total Liabilities & Stockholders’ Equity	$1,547,719			$1,540,003			$1,600,970

Net Interest Income		$42,389			$42,769			$46,635

Interest Rate Spread			2.61%			2.49%			2.59%

Net Interest Income as a percent of average earning assets			2.96%			2.99%			3.12%

[1]	Interest income on Obligations of States and Political Subdivisions is not on a taxable equivalent basis.

[2]	Total Loans excludes Overdraft Loans, which are non-interest earning. These loans are included in Other Assets. Total Loans includes nonaccrual loans. When a loan is placed in nonaccrual status, all accrued and unpaid interest is charged against interest income. Loans on nonaccrual status do not earn any interest.

The following table summarizes the changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities for the period indicated:

	Years Ended December 31,
	2008 versus 2007			2007 versus 2006			2006 versus 2005
	Changes due to			Changes due to			Changes due to
	increased (decreased)			increased (decreased)			increased (decreased)
(Dollars in Thousands)	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net
Interest Income
Investments
Interest Bearing Balances Due From Banks	$(141)	$161	$20	$—	$4	$4	$1	$—	$1
Obligations of US Government Agencies	(735)	(110)	(845)	963	(823)	140	1,443	(543)	900
Obligations of States & Political Subdivisions	235	(22)	213	(567)	(612)	(1,179)	53	(733)	(680)
Other Securities	(34)	879	845	(24)	(1,681)	(1,705)	511	(730)	(219)

Total Investments	(675)	908	233	372	(3,112)	(2,740)	2,008	(2,006)	2

Loans
Commercial	(6,928)	602	(6,326)	618	478	1,096	2,748	2,268	5,016
Mortgage	(27)	(674)	(701)	76	(442)	(366)	(128)	928	800
Consumer	(580)	(1,166)	(1,746)	335	(770)	(435)	630	(74)	556

Total Loans	(7,535)	(1,238)	(8,773)	1,029	(734)	295	3,250	3,122	6,372

Federal Funds Sold	(189)	81	(108)	19	54	73	27	(173)	(146)

Total Interest Income	(8,399)	(249)	(8,648)	1,420	(3,792)	(2,372)	5,285	943	6,228

Interest Expense
Savings Accounts	(30)	0	(30)	(25)	(26)	(51)	0	(33)	(33)
NOW Accounts	366	49	415	81	6	87	(3)	(1)	(4)
Money Market Deposits	(3,960)	245	(3,715)	93	(109)	(16)	4,365	(80)	4,285
Certificates of Deposit	(2,080)	(177)	(2,257)	2,107	(555)	1,552	2,392	631	3,023
Federal Funds Purchased	(483)	431	(52)	(2)	(461)	(463)	350	344	694
Repurchase agreements	50	(220)	(170)	117	(36)	81	322	186	508
FHLB Advances	(2,573)	114	(2,459)	304	0	304	2,232	0	2,232

Total Interest Expense	(8,710)	442	(8,268)	2,675	(1,181)	1,494	9,658	1,047	10,705

Net Interest Income	$311	$(691)	$(380)	$(1,255)	$(2,611)	$(3,866)	$(4,373)	$(104)	$(4,477)

For a variety of reasons, including volatile economic conditions, fluctuating interest rates, and large amounts of local municipal deposits, we have attempted, for the last several years, to maintain a liquid investment position. The percentage of securities held as Available for Sale was 89.7% as of December 31, 2008 and 89.5% as of December 31, 2007. The percentage of securities that mature within five years was 26.0% as of December 31, 2008 and 15.3% as of December 31, 2007. The following table presents the scheduled maturities for each of the investment categories, and the average yield on the amounts maturing. The yields presented for the Obligations of States and Political Subdivisions are not tax equivalent yields. The interest income on these securities is exempt from federal income tax. The Corporation’s statutory federal income tax rate was thirty-four percent in 2008.

	Maturing
	Within 1 year		1 - 5 years		5 - 10 Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in Thousands)
Obligations of US Government Agencies	$39,156	2.65%	$25,527	4.34%	$60,015	5.15%	$204,980	5.27%	$329,678	4.86%
Obligations of States & Political Subdivisions	18,338	3.93%	30,768	4.40%	20,831	4.14%	18,010	4.16%	87,947	4.19%
Trust Preferred CDO Securities	—	0.00%	—	0.00%	—	0.00%	19,371	6.04%	19,371	6.04%
Corporate Debt Securities	1,001	7.58%	2,869	7.56%	7,734	5.66%	1,912	7.50%	13,516	6.47%
Other Securities	—	0.00%	—	0.00%	—	0.00%	2,445	3.99%	2,445	3.99%

Total	$58,495	3.14%	$59,164	4.53%	$88,580	4.96%	$246,718	5.25%	$452,957	4.83%

Our loan policies also reflect our awareness of the need for liquidity. We have short average terms for most of our loan portfolios, in particular real estate mortgages, the majority of which are normally written for five years or less. The following table shows the maturities or repricing opportunities (whichever is earlier) for the Bank’s interest earning assets and interest bearing liabilities at December 31, 2008. The repricing assumptions shown are consistent with those established by the Bank’s Asset and Liability Management Committee (ALCO). Savings accounts and interest bearing demand deposit accounts are non-maturing, variable rate deposits, which may reprice as often as daily, but are not included in the zero to six month category because in actual practice, these deposits are only repriced if there is a large change in market interest rates. The effect of including these accounts in the zero to six-month category is depicted in a subsequent table. Money Market deposits are also non-maturing, variable rate deposits, however, these accounts are included in the zero to six-month category because they may get repriced following smaller changes in market rates.

	Assets/Liabilities at December 31, 2008, Maturing or Repricing in:
	0 - 6	6 - 12	1 - 2	2 - 5	Over 5	Total
(Dollars in Thousands)	Months	Months	Years	Years	Years	Amount
Interest Earning Assets
US Treas Secs & Obligations of US Gov’t Agencies	$111,586	$30,066	$21,132	$48,177	$112,282	$323,243
Obligations of States & Political Subdivisions	12,815	20,098	6,289	22,345	25,126	86,673
Other Securities	22,250	—	3,000	4,926	11,900	42,076
Commercial Loans	193,830	38,876	85,605	268,100	6,537	592,948
Mortgage Loans	25,950	36,335	34,682	63,441	38,771	199,179
Consumer Loans	33,663	6,197	12,588	34,880	8,136	95,464
Intereset Bearing DFB	26,323	—	—	—	—	26,323

Total Interest Earning Assets	$426,417	$131,572	$163,296	$441,869	$202,752	$1,365,906

Interest Bearing Liabilities
Savings Deposits	$290,524	$—	$—	$—	$—	$290,524
Other Time Deposits	195,599	97,220	57,933	129,201	3,947	483,900
FHLB Advances	123,000	20,000	115,000	3,500	—	261,500
Repurchase Agreements	—	—	—	15,000	15,000	30,000

Total Interest Bearing Liabilities	$609,123	$117,220	$172,933	$147,701	$18,947	$1,065,924

Gap	$(182,706)	$14,352	$(9,637)	$294,168	$183,805	$299,982
Cumulative Gap	$(182,706)	$(168,354)	$(177,991)	$116,177	$299,982	$299,982

Sensitivity Ratio	0.70	1.12	0.94	2.99	10.70	1.28
Cumulative Sensitivity Ratio	0.70	0.77	0.80	1.11	1.28	1.28

If savings and interest bearing demand deposit accounts were included in the zero to six months category, the Bank’s gap would be as shown in the following table:

	Assets/Liabilities at December 31, 2008, Maturing or Repricing in:
	0-6	6-12	1-2	2-5	Over 5
	Months	Months	Years	Years	Years	Total
Total Interest Earning Assets	$426,417	$131,572	$163,296	$441,869	$202,752	$1,365,906
Total Interest Bearing Liabilities	$786,402	$117,220	$172,933	$147,701	$18,947	$1,243,203

Gap	$(359,985)	$14,352	$(9,637)	$294,168	$183,805	$122,703
Cumulative Gap	$(359,985)	$(345,633)	$(355,270)	$(61,102)	$122,703	$122,703

Sensitivity Ratio	0.54	1.12	0.94	2.99	10.70	1.10
Cumulative Sensitivity Ratio	0.54	0.62	0.67	0.95	1.10	1.10
The amount of loans due after one year with floating interest rates is $229,866,000.
The following table shows the remaining maturity for Certificates of Deposit with balances of $100,000 or more as of December 31 (000s omitted):

	Years Ended December 31,
(Dollars in Thousands)	2008	2007	2006
Maturing Within
3 Months	$50,991	$62,901	$80,897
3 - 6 Months	18,888	35,370	25,343
6 - 12 Months	24,775	18,218	23,107
Over 12 Months	38,595	38,830	27,393

Total	$133,249	$155,319	$156,740

For 2009, we expect the FOMC to keep the fed funds target rate between zero and one-quarter percent. Other factors in the economic environment, such as increasing unemployment, decreasing real estate values, and the ongoing weakness in the domestic automotive industry, will restrict the opportunities for lending activity significantly in 2009. In the near term, our focus will be on controlling our asset quality, maintaining a strong capital position, and maintaining a high level of liquidity during this historic period of economic weakness. Our internal policy requires us to maintain a higher level of capital than the federal banking regulators require in order to meet their “well capitalized” classification. Based on our earnings expectations and our current capital levels, we will need to reduce our dividend from the 2008 levels in order to maintain our desired level of capital. We do not expect any asset growth in 2009, and we plan to reduce our use of non core funding as brokered CDs and FHLB borrowings mature. Due to the lack of growth in assets and the slow improvement in the interest rate environment, we do not expect a significant change in our net interest income in 2009.
In the fourth quarter of 2008 we recorded a large Provision for Loan Losses due to the increase in nonperforming assets and to increase the general allocation portion of our Allowance for Loan Losses due to our increase in loan charge offs and our concerns about economic conditions and local real estate values. We believe that our Allowance for Loan Losses provides adequate coverage for the losses in our portfolio, and we expect that we will be able to maintain the adequacy of the allowance without increasing our Provision for Loan Losses in 2009.
We anticipate that non interest income will remain stable as the low interest rate environment will decrease the earnings credit earned by our deposit customers, resulting in an increase in service charge revenue. This will offset the decrease in wealth management income that will result from low market values of investments and the reduction in mortgage loan origination fees that will occur due to the low level of real estate activity. We expect non-interest expenses to increase less than five per cent as savings from staff reductions and other cost control initiatives will offset most of the increases in other expenses, such as increased FDIC insurance costs and credit related expenses.

The following table shows the loan portfolio for the last five years (000s omitted).

	Book Value at December 31,
	2008 (a)	2007 (a)	2006 (a)	2005 (a)	2004 (a)
Loans secured by real estate:
Construction and land development	$98,104	$149,271	$160,566	$150,179	$155,703
Secured by farmland (including farm residential and other improvements)	10,459	9,792	10,057	9,891	8,499
Secured by 1-4 family residential properties	304,834	317,327	331,775	309,061	301,620
Secured by multifamily (5 or more) residential properties	25,002	11,953	10,124	6,718	6,429
Secured by nonfarm nonresidential properties	352,934	357,622	328,145	337,408	301,802
Loans to finance agricultural production and other loans to farmers	9,763	5,981	3,738	3,519	2,333
Commercial and industrial loans to U.S. addresses (domicile)	109,337	107,156	97,512	99,220	87,068
Loans to individuals for household, family, and other personal expenditures (includes purchased paper):
Credit cards and related plans	403	374	377	393	390
Other	29,728	40,620	55,510	70,853	80,761
Nonrated industrial development obligations (other than securities) of states and political subdivisions in the U.S.	—	—	—	—	—
Other loans:
Loans for purchasing or carrying securities (secured and unsecured)	—	25	—	73	38
All other loans	384	707	473	1,562	1,259

Total loans and leases, net of unearned income	$940,948	$1,000,828	$998,277	$988,877	$945,902

Nonaccrual loans	$47,872	$30,459	$19,152	$16,212	$29,896
Loans 90 days or more past due and accruing	$93	$102	$69	$101	$230
Troubled debt restructurings	$5,811	$3,367	$888	$1,813	$3,715

(a)	Loan categories are presented net of deferred loan fees. The presentation in Note 4 to the consolidated financial statements differs from this schedule’s presentation by presenting the loan categories, gross, before deferred loan fees have been subtracted.
The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if principal or interest is considered doubtful.
The following is an analysis of the transactions in the allowance for loan losses:

	Years Ended December 31,
(Dollars in Thousands)	2008	2007	2006	2005	2004
Balance Beginning of Period	$20,222	$13,764	$13,625	$13,800	$14,500

Loans Charged Off (Domestic)
Commercial, Financial, and Agricultural	7,591	1,052	1,600	313	2,045
Secured by Real Estate	12,036	4,284	14,910	6,800	468
Loans to Individuals	1,021	1,050	1,867	2,227	1,935
Recoveries (Domestic)
Commercial, Financial, and Agricultural	201	730	815	1,358	335
Secured by Real Estate	250	48	421	211	57
Loans to Individuals	503	659	805	965	865

Net Loans Charged Off	19,694	4,949	16,336	6,806	3,191
Transfer to establish reserve for unfunded loan commitments	—	—	—	275	—
Provision Charged to Operations	18,000	11,407	16,475	6,906	2,491

Balance End of Period	$18,528	$20,222	$13,764	$13,625	$13,800

Ratio of Net Loans Charged Off to Average Total Loans Outstanding	2.00%	0.49%	1.62%	0.69%	0.34%

The following analysis shows the allocation of the allowance for loan losses:

	Years Ended December 31,
	2008		2007		2006		2005		2004
	$	% of loans	$	% of loans	$	% of loans	$	% of loans	$	% of loans
(Dollars in Thousands)	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans
Balance at end of period applicable to:
Domestic
Commercial, Financial, and Agricultural	$3,586	13.8%	$2,436	12.3%	$1,524	11.1%	$2,209	11.4%	$1,421	10.3%
Real Estate — Construction	2,915	10.4%	3,610	14.9%	2,181	16.1%	1,959	15.2%	2,277	16.5%
Real Estate — Mortgage	11,673	72.6%	13,618	68.7%	9,056	67.1%	8,504	66.0%	8,901	64.5%
Loans to Individuals	354	3.2%	558	4.1%	1,003	5.7%	953	7.4%	1,201	8.7%
Foreign	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Total	$18,528	100.0%	$20,222	100.0%	$13,764	100.0%	$13,625	100.0%	$13,800	100.0%

Each period the provision for loan losses in the income statement results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses.
To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank’s customers, the payment performance of individual loans and pools of homogeneous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price. Year-end nonperforming assets, which include nonaccrual loans, loans ninety days or more past due, renegotiated debt, nonaccrual securities, and other real estate owned, increased $26.5 million, or 57%, from 2007 to 2008. Nonperforming assets as a percent of total assets at year-end increased from 3.0% in 2007 to 4.7% in 2008. The Allowance for Loan Losses as a percent of nonperforming loans at year-end decreased from 59.6% in 2007 to 34.5% in 2008.
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
Contractual Obligations — The following table shows the Corporation’s contractual obligations.

	Payment Due by Period
		Less than	1 - 3	3 - 5	Over 5
(Dollars in Thousands)	Total	1 year	Years	Years	Years
Long Term Debt Obligations	$291,500	$33,000	$131,500	$100,000	$27,000
Operating Lease Obligations	1,274	365	641	243	25
Salary Continuation Obligation	580	58	116	116	290

Total Contractual Obligations	$293,354	$33,423	$132,257	$100,359	$27,315

Off-Balance Sheet Arrangements —Please see Note 17 to the audited financial statements provided under Item 8 to this Annual Report for information regarding the Corporation’s off-balance sheet arrangements.

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
Each month, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank’s net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of gradual increases or decreases of 100, 200, and 300 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of December 31, 2008 and 2007. In 2007, the analysis was only performed with 100 basis point changes in rates. The interest rate risk management policy was changed in 2008 to expand the analysis.

	Base	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Year-End 2008 12 Month Projection
Interest Income	$72,293	$74,504	$76,370	$78,165	$69,766	$67,637	$65,852
Interest Expense	33,558	34,686	35,815	36,937	32,647	32,053	31,831

Net Interest Income	$38,735	$39,818	$40,555	$41,228	$37,119	$35,584	$34,021

Percent Change From Base Projection		2.8%	4.7%	6.4%	-4.2%	-8.1%	-12.2%
ALCO Policy Limit (+/-)		5.0%	7.5%	10.0%	5.0%	7.5%	10.0%

	Base	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Down 1%
Year-End 2007 12 Month Projection
Interest Income	$92,090	$94,629	$89,936
Interest Expense	48,951	52,081	46,728
Net Interest Income	$43,139	$42,548	$43,208

Percent Change From Base Projection		-1.4%	0.2%
ALCO Policy Limit (+/-)		5.0%	5.0%
The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. At December 31, 2008, the estimated variability of the net interest income exceeded the Bank’s established policy limits in the minus 200 and minus 300 basis point rate scenarios. Because current interest rates are at historically low levels, it is not probable that rate would decrease that much, and the ALCO determined that no corrective action was required.
The ALCO also monitors interest rate risk by estimating the effect of changes in interest rates on the economic value of the Bank’s equity each month. The actual economic value of the Bank’s equity is first determined by subtracting the fair value of the Bank’s liabilities from the fair value of the Bank’s assets. The fair values are determined in accordance with Statement of Financial Accounting Standards Number 107, Disclosures about Fair Value of Financial Instruments. The Bank estimates the interest rate risk by calculating the effect of market interest rate shocks on the economic value of its equity. For this analysis, the Bank assumes immediate increases or decreases of 100, 200, and 300 basis points in the prime lending rate. The discount rates used to determine the present values of the loans and deposits, as well as the prepayment rates for the loans, are based on Management’s expectations of the effect of the rate shock on the market for loans and deposits. The table below summarizes the amount of interest rate risk to the fair value of the Bank’s assets and liabilities and to the economic value of the Bank’s equity. In 2007, the analysis was only performed with 100 and 200 basis point changes in rates. The interest rate risk management policy was changed in 2008 to expand the analysis.

	Fair Value at December 31, 2008
			Rates
(Dollars in Thousands)	Base	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Assets	$1,648,577	$1,622,272	$1,583,495	$1,542,477	$1,665,144	$1,682,319	$1,686,270
Liabilities	1,462,001	1,433,144	1,405,320	1,378,475	1,490,965	1,509,692	1,510,395

Stockholders’ Equity	$186,576	$189,128	$178,175	$164,002	$174,179	$172,627	$175,875

Change in Equity		1.4%	-4.5%	-12.1%	-6.6%	-7.5%	-5.7%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	10.0%	20.0%	30.0%

	Fair Value at December 31, 2007
			Rates
(Dollars in Thousands)	Base	Up 1%	Up 2%	Down 1%	Down 2%
Assets	$1,553,141	$1,528,002	$1,499,515	$1,572,120	$1,588,140
Liabilities	1,398,240	1,380,076	1,362,338	1,416,845	1,435,904

Stockholders’ Equity	$154,901	$147,926	$137,177	$155,275	$152,236

Change in Equity		-20.7%	-26.5%	-16.8%	-18.4%
ALCO Policy Limit (+/-)		10.0%	20.0%	10.0%	20.0%
The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank’s equity, in its policy. Throughout 2008, the estimated variability of the economic value of equity was within the Bank’s established policy limits.
Item 8. Financial Statements and Supplementary Data
Financial Statements and Supplementary Data
See Pages 25 - 49.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
MBT Financial Corp. and Subsidiaries
Monroe, Michigan
We have audited the accompanying consolidated balance sheets of MBT Financial Corp. and Subsidiaries as of December 31, 2008 and December 31, 2007 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. We have also audited the company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MBT Financial Corp. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, MBT Financial Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Plante & Moran, PLLC
Auburn Hills, Michigan
March 6, 2009

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2008	2007

Assets
Cash and Cash Equivalents (Note 2)
Cash and due from banks
Non-interest bearing	$24,463	$24,513
Interest bearing	26,323	600

Total cash and cash equivalents	50,786	25,113

Securities — Held to Maturity (Note 3)	46,840	44,734
Securities — Available for Sale (Note 3)	406,117	380,238
Federal Home Loan Bank stock — at cost	13,086	13,086
Loans held for sale	784	1,431
Loans — Net (Notes 4 and 5)	922,420	980,606
Accrued interest receivable and other assets (Note 12)	43,973	36,370
Bank Owned Life Insurance (Note 9)	45,488	42,509
Premises and Equipment — Net (Note 6)	32,907	32,719

Total assets	$1,562,401	$1,556,806

Liabilities
Deposits:
Non-interest bearing	$144,585	$141,115
Interest-bearing (Note 7)	991,493	968,865

Total deposits	1,136,078	1,109,980

Federal Home Loan Bank advances (Note 8)	261,500	256,500
Federal funds purchased	—	13,300
Securities sold under repurchase agreements (Note 8)	30,000	35,000
Interest payable and other liabilities (Note 9)	13,846	14,579

Total liabilities	1,441,424	1,429,359

Stockholders’ Equity (Notes 10, 13 and 15)
Common stock (no par value; 30,000,000 shares authorized, 16,148,482 and 16,124,997 shares issued and outstanding)	321	—
Retained Earnings	122,896	129,917
Accumulated other comprehensive loss	(2,240)	(2,470)

Total stockholders’ equity	120,977	127,447

Total liabilities and stockholders’ equity	$1,562,401	$1,556,806

The accompanying notes are an integral part of these statements.

Consolidated Statements of Income

	Years Ended December 31,
Dollars in thousands	2008	2007	2006

Interest Income
Interest and fees on loans	$62,472	$71,245	$70,950
Interest on investment securities-
Tax-exempt	3,390	3,177	4,356
Taxable	18,976	18,976	20,541
Interest on balances due from banks	29	9	5
Interest on federal funds sold	36	144	71

Total interest income	84,903	93,551	95,923

Interest Expense
Interest on deposits	26,835	32,422	30,849
Interest on borrowed funds	15,679	18,360	18,439

Total interest expense	42,514	50,782	49,288

Net Interest Income	42,389	42,769	46,635
Provision For Loan Losses (Note 5)	18,000	11,407	16,475

Net Interest Income After Provision For Loan Losses	24,389	31,362	30,160

Other Income
Wealth management income	4,329	4,577	4,268
Service charges and other fees	6,371	6,301	6,210
Net gain (loss) on sales of securities	422	(80)	(5,057)
Origination fees on mortgage loans sold	426	690	560
Bank owned life insurance income	1,390	1,294	1,142
Other	3,047	2,852	2,419

Total other income	15,985	15,634	9,542

Other Expenses
Salaries and employee benefits (Notes 9 and 15)	20,614	21,367	19,572
Occupancy expense (Note 6)	3,591	3,466	3,113
Equipment expense	3,290	3,261	3,096
Marketing expense	1,253	1,455	1,623
Professional fees	1,635	1,508	1,835
Net loss on other real estate owned	2,737	822	1,755
Other	6,879	5,355	5,314

Total other expenses	39,999	37,234	36,308

Income Before Provision For Income Taxes	375	9,762	3,394
Provision For (Benefit From) Income Taxes (Note 12)	(1,317)	2,049	(379)

Net Income	$1,692	$7,713	$3,773

Basic Earnings Per Common Share (Note 14)	$0.10	$0.47	$0.22

Diluted Earnings Per Common Share (Note 14)	$0.10	$0.47	$0.22

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Stockholders’ Equity

			Accumulated
			Other
	Common	Retained	Comprehensive
Dollars in thousands	Stock	Earnings	Income (Loss)	Total

Balance — January 1, 2006	$14,417	$142,205	$(5,003)	$151,619

Repurchase of Common Stock (499,974 shares) (Note 10)	(8,141)	—	—	(8,141)
Issuance of Common Stock (16,818 shares)
Stock options exercised (5,999 shares)	81	—	—	81
Other stock issued (10,819 shares)	177	—	—	177
Tax benefit from exercise of options	5	—	—	5
Equity Compensation	440			440
Dividends declared ($0.70 per share)	—	(11,816)	—	(11,816)

Comprehensive income:
Net income	—	3,773	—	3,773
Change in net unrealized loss on securities available for sale — Net of tax effect of $459	—	—	(853)	(853)
Reclassification adjustment for gains included in net income — Net of tax effect of $(1,770)	—	—	3,287	3,287

Total Comprehensive Income				6,207

Adjustment to initially apply FAS 158, Net of tax effect of $1,353			(2,510)	(2,510)

Balance — December 31, 2006	$6,979	$134,162	$(5,079)	$136,062

Repurchase of Common Stock (599,362 shares) (Note 10)	(7,506)	(203)	—	(7,709)
Issuance of Common Stock (10,399 shares)	127	—	—	127
Equity Compensation	400	—	—	400
Dividends declared ($0.72 per share)	—	(11,755)	—	(11,755)

Comprehensive income:
Net income	—	7,713	—	7,713
Change in net unrealized loss on securities available for sale — Net of tax effect of $(1,217)	—	—	2,260	2,260
Reclassification adjustment for losses included in net income — Net of tax effect of $(28)	—	—	52	52
Change in postretirement liability — Net of tax effect of $(160)	—	—	297	297

Total Comprehensive Income				10,322

Balance — December 31, 2007	$—	$129,917	$(2,470)	$127,447

Issuance of Common Stock (23,485 shares)	131	—	—	131
Equity compensation	190	—	—	190
Dividends declared ($0.54 per share)	—	(8,713)	—	(8,713)
Comprehensive income:
Net income	—	1,692	—	1,692
Change in net unrealized loss on securities available for sale — Net of tax effect of $(168)	—	—	312	312
Reclassification adjustment for losses included in net income — Net of tax effect of $148	—	—	(274)	(274)
Change in postretirement liability — Net of tax effect of $(103)	—	—	192	192

Total Comprehensive Income				1,922

Balance — December 31, 2008	$321	$122,896	$(2,240)	$120,977

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
Dollars in thousands	2008	2007	2006

Cash Flows from Operating Activities
Net Income	$1,692	$7,713	$3,773
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	18,000	11,407	16,475
Depreciation	2,586	2,686	2,353
(Increase) decrease in net deferred federal income tax asset	(1,394)	(1,836)	(1,059)
Net accretion of investment premium and discount	(94)	(418)	(84)
Writedowns on other real estate owned	2,545	643	265
Net increase (decrease) in interest payable and other liabilities	(439)	336	316
Net (increase) decrease in interest receivable and other assets	(11,742)	(11,507)	(5,828)
Equity based compensation expense	190	400	440
Net (gain) loss on sales of securities	(422)	80	5,057
Increase in cash surrender value of life insurance	(1,390)	(1,294)	(1,142)

Net cash provided by operating activities	$9,532	$8,210	$20,566

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$12,613	$25,790	$24,058
Proceeds from maturities and redemptions of investment securities available for sale	207,676	64,635	17,887
Proceeds from sales of investment securities available for sale	65,762	77,691	144,718
Net (increase) decrease in loans	40,833	(8,210)	(26,023)
Proceeds from sales of other real estate owned	4,133	2,988	8,283
Proceeds from sales of other assets	187	94	83
Purchase of investment securities held to maturity	(14,715)	(5,607)	(12,524)
Purchase of bank owned life insurance	(1,589)	(1,584)	(2,238)
Purchase of investment securities available for sale	(298,747)	(144,561)	(93,769)
Purchase of bank premises and equipment	(2,779)	(1,516)	(10,701)

Net cash provided by investing activities	$13,374	$9,720	$49,774

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$26,098	$(6,077)	$(68,653)
Net increase (decrease) in short term borrowings	(13,300)	9,800	3,500
Net increase in Federal Home Loan Bank borrowings	5,000	—	—
Net increase (decrease) in securities sold under repurchase agreements	(5,000)	(5,000)	5,000
Issuance of common stock	131	127	258
Repurchase of common stock	—	(7,709)	(8,141)
Dividends paid	(10,162)	(11,861)	(11,731)

Net cash provided by (used for) financing activities	$2,767	$(20,720)	$(79,767)

Net Increase (Decrease) in Cash and Cash Equivalents	$25,673	$(2,790)	$(9,427)

Cash and Cash Equivalents at Beginning of Year (Note 1)	25,113	27,903	37,330

Cash and Cash Equivalents at End of Year (Note 1)	$50,786	$25,113	$27,903

Supplemental Cash Flow Information
Cash paid for interest	$42,336	$50,964	$49,259
Cash paid for federal income taxes	$1,459	$5,600	$4,474

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$13,306	$11,919	$4,072
Transfer of loans to other assets	$393	$1,939	$150

The accompanying notes are an integral part of these statements.

Notes To Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of MBT Financial Corp. (the “Corporation”) and its wholly owned subsidiary, Monroe Bank & Trust (the “Bank”). The Bank includes the accounts of its wholly owned subsidiaries, MBT Credit Company, Inc. and MB&T Financial Services, Inc. The Bank operates twenty-one offices in Monroe County, Michigan and six offices in Wayne County, Michigan. MBT Credit Company, Inc. operates a mortgage loan office in Monroe County. The Bank’s primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Corporation’s sole business segment is community banking.

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

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Corporation’s activities are with customers located within southeast Michigan. Notes 3 and 4 discuss the types of securities and lending that the Corporation engages in. The Corporation does not have any significant concentrations in any one industry or to any one customer.

INVESTMENT SECURITIES

Investment securities that are “held to maturity” are stated at cost, and adjusted for accumulated amortization of premium and accretion of discount. The Bank has the intention and, in Management’s opinion, the ability to hold these investment securities until maturity. Investment securities that are “available for sale” are stated at estimated market value, with the related unrealized gains and losses reported as an amount, net of taxes, as a component of stockholders’ equity. The market value of securities is based on quoted market prices. For securities that do not have readily available market values, estimated market values are calculated based on the market values of comparable securities. Gains and losses on the sale of securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the term of the security.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

BANK PREMISES AND EQUIPMENT

Bank premises and equipment are stated at cost, less accumulated depreciation of $32,040,000 in 2008 and $29,536,000 in 2007. The Bank uses the straight-line method to provide for depreciation, which is charged to operations over the estimated useful lives of the assets. Depreciation expense amounted to $2,586,000 in 2008, $2,686,000 in 2007, and $2,353,000 in 2006.

The cost of assets retired and the related accumulated depreciation are eliminated from the accounts and the resulting gains or losses are reflected in operations in the year the assets are retired.

BANK OWNED LIFE INSURANCE

Bank owned life insurance policies are stated at the current cash surrender value of the policy, or the policy death proceeds less any obligation to provide a death benefit to an insured’s beneficiaries if that value is less than the cash surrender value. Increases in the asset value are recorded as earnings in Other Income.

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

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

Dollars in thousands	2008	2007	2006

Unrealized gains (losses) on securities available for sale	$85	$(474)	$(9,008)
Reclassification adjustment for losses (gains) realized in income	(422)	80	5,057

Net unrealized gains (losses)	$(337)	$(394)	$(3,951)
Post retirement benefit obligations	(3,109)	(3,405)	(3,863)
Tax effect	1,206	1,329	2,735

Accumulated other comprehensive income (loss)	$(2,240)	$(2,470)	$(5,079)

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

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted FAS 123(R), “Accounting for Stock Based Compensation” for all share based payments to employees, including grants of stock options and restricted stock units. The amount of compensation is measured at the fair value of the options when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options.

FAS 123(R) applies to awards granted or modified after January 1, 2006. Compensation cost is also recorded for prior option grants that vest after the date of adoption.

The weighted average fair value of options granted was $1.39, $2.76, and $3.61, in 2008, 2007, and 2006, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2008, 2007, and 2006: expected option lives of seven years for all three; expected volatility of 25.90%, 20.30%, and 22.90%; risk-free interest rates of 3.61%, 4.70%, and 4.50%; and dividend yields of 4.87%, 3.71%, and 3.50%, respectively.

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

In accordance with FAS 157, the Corporation applied the following fair value hierarchy:
Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. The Corporation’s U.S. government agency securities, government sponsored mortgage backed securities, and mutual fund investments where quoted prices are available in an active market generally are classified within Level 1 of the fair value hierarchy.

Level 2 — Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Corporation’s borrowed funds and investments in obligations of states and political subdivisions are generally classified in Level 2 of the fair value hierarchy. Fair values for these instruments are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Private equity investments and trust preferred collateralized debt obligations are classified within Level 3 of the fair value hierarchy. Fair values are initially valued based on transaction price and are adjusted to reflect exit values.
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

The Bank is required by regulatory agencies to maintain legal reserve requirements based on the level of balances in deposit categories. Cash balances restricted from usage due to these requirements were $4,695,000 and $3,475,000 at December 31, 2008 and 2007, respectively. Cash and due from banks includes deposits held at correspondent banks which are fully insured by the FDIC.

(3)	Investment Securities

The following is a summary of the Bank’s investment securities portfolio as of December 31, 2008 and 2007 (000s omitted):

	Held to Maturity
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Obligations of U.S. Government Agencies	$7	$—	$—	$7
Obligations of States and Political Subdivisions	46,833	214	(1,011)	46,036

	$46,840	$214	$(1,011)	$46,043

	Available for Sale
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Obligations of U.S. Government Agencies	$322,767	$6,915	$(11)	$329,671
Obligations of States and Political Subdivisions	40,999	541	(426)	41,114
Trust Preferred CDO Securities	25,132	—	(5,761)	19,371
Corporate Debt Securities	15,170	—	(1,654)	13,516
Other Securities	2,386	59	—	2,445

	$406,454	$7,515	$(7,852)	$406,117

	Held to Maturity
	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Obligations of U.S. Government Agencies	$7	$1	$—	$8
Obligations of States and Political Subdivisions	44,727	334	(25)	45,036

	$44,734	$335	$(25)	$45,044

	Available for Sale
	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Obligations of U.S. Government Agencies	$330,505	$968	$(1,295)	$330,178
Obligations of States and Political Subdivisions	27,046	207	(119)	27,134
Trust Preferred CDO Securities	20,044	—	(179)	19,865
Corporate Debt Securities	1,024	2	—	1,026
Other Securities	2,013	22	—	2,035

	$380,632	$1,199	$(1,593)	$380,238

The amortized cost, estimated market value, and weighted average yield of securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted).

	Held to Maturity			Available for Sale
		Estimated	Weighted		Estimated	Weighted
	Amortized	Market	Average	Amortized	Market	Average
	Cost	Value	Yield	Cost	Value	Yield

Maturing within 1 year	$17,904	$17,940	3.95%	$40,399	$40,591	2.78%
1 to 5 years	15,650	15,654	4.89%	43,166	43,514	4.40%
5 to 10 years	7,286	7,025	4.70%	80,060	81,294	4.99%
Over 10 years	6,000	5,424	4.89%	240,443	238,273	5.30%
Securities with no stated maturity	—	—	0.00%	2,386	2,445	0.00%

	$46,840	$46,043	4.50%	$406,454	$406,117	4.86%

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and management determines that the Company has the intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery in the market value. The fair values of investments with an amortized cost in excess of their fair values at December 31, 2008 and December 31, 2007 are as follows (000s omitted):

	December 31, 2008
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Aggregate	Unrealized	Aggregate	Unrealized	Aggregate	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of United States Government Agencies	$8,791	$4	$1,500	$7	$10,291	$11
Obligations of States and Political Subdivisions	20,707	1,211	3,878	226	24,585	1,437
Trust Preferred CDO Securities	6,605	2,474	12,766	3,287	19,371	5,761
Corporate Debt Securities	12,516	1,654	—	—	12,516	1,654

	$48,619	$5,343	$18,144	$3,520	$66,763	$8,863

	December 31, 2007
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Aggregate	Unrealized	Aggregate	Unrealized	Aggregate	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of United States Government Agencies	$63,520	$234	$64,720	$1,061	$128,240	$1,295
Obligations of States and Political Subdivisions	1,304	6	9,711	138	11,015	144
Trust Preferred CDO Securities	16,865	164	2,000	15	18,865	179

	$81,689	$404	$76,431	$1,214	$158,120	$1,618

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. The company has the ability and intent to hold these securities until recovery, which may be until maturity.

The Trust Preferred Securities are issued by companies in the financial services industry, including banks, thrifts, and insurance companies. Each of the four securities owned by the Company is in an unrealized loss position. The main reasons for the impairment are the overall decline in market values for financial industry securities and the lack of an active market for these types of securities in particular. In determining that the impairment is not other-than-temporary, the Company analyzed each security’s expected cash flows. The assumptions used in the cash flow analysis were developed following a review of the financial condition of the banks in the pools. The analysis concluded that disruption of our cash flows due to defaults by issuers was currently not expected to occur. As a result of uncertainties in the market place affecting companies in the financial services industry, it is at least reasonably possible that a change in the estimate will occur in the near term.

The Corporate Debt Securities consist of senior unsecured debt issued by regional banks and bank holding companies. The market values for these securities have declined over the last several months due to larger credit spreads on financial sector debt. The Company owns six bonds with maturities ranging from January, 2009 to February, 2019. The Company monitors the financial condition of each issuer by reviewing financial statements and industry analyst reports, and believes that the each of the issuers will be able to fulfill the obligations of these securities. The Company has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

Investment securities carried at $263,460,000 and $351,625,000 were pledged or set aside to secure borrowings, public and trust deposits, and for other purposes required by law at December 31, 2008 and December 31, 2007, respectively.

At December 31, 2008, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Bank with an estimated market value of $75,999,000. At December 31, 2007, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Bank with an estimated market value of $124,511,000.

For the years ended December 31, 2008, 2007, and 2006, proceeds from sales of securities amounted to $65,762,000, $77,691,000, and $144,718,000, respectively. Gross realized gains amounted to $630,000, $361,000, and $423,000, respectively. Gross realized losses amounted to $208,000, $441,000, and $5,480,000, respectively. The tax provision applicable to these net realized gains and losses amounted to $148,000, ($28,000), and ($1,770,000), respectively.
(4)	Loans

Loan balances outstanding as of December 31 consist of the following (000s omitted):

	2008	2007

Residential real estate loans	$439,133	$489,038
Non residential real estate loans	352,935	357,622
Loans to finance agricultural production and other loans to farmers	9,763	5,981
Commercial and industrial loans	109,495	107,375
Loans to individuals for household, family, and other personal expenditures	29,901	40,705
All other loans (including overdrafts)	384	731

Total loans, gross	$941,611	$1,001,452
Less: Deferred loan fees and costs	663	624

Total loans, net of deferred loan fees and costs	$940,948	$1,000,828
Less: Allowance for loan losses	18,528	20,222

	$922,420	$980,606

The following is a summary of impaired loans (000s omitted):

	2008	2007	2006

Year-end impaired loans with no allowance for loan losses allocated	$16,974	$2,603	$3,089
Year-end impaired loans with allowance for loan losses allocated	39,272	27,102	19,258
Year-end allowance for loan losses allocated to impaired loans	6,135	5,108	3,712
Average investment in impaired loans	39,086	23,486	29,354
Interest income recognized on impaired loans	1,183	1,254	1,288
Cash basis interest income recognized on impaired loans during the year	1,183	1,254	1,288

Non-accrual loans totaled $47,872,000 as of December 31, 2008 and $30,459,000 as of December 31, 2007. Loans ninety days or more past due and still accruing interest were $93,000 as of December 31, 2008 and $102,000 as of December 31, 2007.

Included in Loans are loans to certain officers, directors, and companies in which such officers and directors have 10 percent or more beneficial ownership in the aggregate amount of $30,610,000 and $28,320,000 at December 31, 2008 and 2007, respectively. In 2008, new loans and other additions amounted to $42,726,000, and repayments and other reductions amounted to $40,436,000. In 2007, new loans and other additions amounted to $42,810,000, and repayments and other reductions amounted to $40,180,000. In Management’s judgment, these loans were made on substantially the same terms and conditions as those made to other borrowers, and do not represent more than the normal risk of collectibility or present other unfavorable features.

Loans carried at $192,709,000 and $188,015,000 at December 31, 2008 and 2007, respectively, were pledged to secure Federal Home Loan Bank advances.

(5)	Allowance For Loan Losses

Activity in the allowance for loan losses was as follows (000s omitted):

	2008	2007	2006

Balance beginning of year	$20,222	$13,764	$13,625
Provision for loan losses	18,000	11,407	16,475
Loans charged off	(20,648)	(6,386)	(18,376)
Recoveries	954	1,437	2,040

Balance end of year	$18,528	$20,222	$13,764

Each period the provision for loan losses in the income statement results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses occurring in prior periods.

To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank’s customers, the payment performance of individual loans and pools of homogeneous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

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

(6)	Bank Premises and Equipment

Bank premises and equipment as of year end are as follows (000s omitted):

	2008	2007

Land, buildings and improvements	$43,859	$41,900
Equipment, furniture and fixtures	21,088	20,355

Total Bank premises and equipment	$64,947	$62,255
Less accumulated depreciation	32,040	29,536

Bank premises and equipment, net	$32,907	$32,719

Bank Premises and Equipment includes Construction in Progress of $1,647,000 as of December 31, 2008 and $551,000 as of December 31, 2007.

The Company has entered into lease commitments for office locations. Rental expense charged to operations was $352,000, $256,000, and $256,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The future minimum lease payments are as follows:

Year	Minimum Payment

2009	$241,000
2010	216,000
2011	221,000
2012	137,000
2013	57,000
(7)	Deposits

Interest expense on time certificates of deposit of $100,000 or more in the year 2008 amounted to $5,779,000, as compared with $7,748,000 in 2007, and $7,974,000 in 2006. At December 31, 2008, the balance of time certificates of deposit of $100,000 or more was $133,249,000, as compared with $155,319,000 at December 31, 2007. The amount of time deposits with a remaining term of more than 1 year was $201,003,000 at December 31, 2008 and $228,335,000 at December 31, 2007. The following table shows the scheduled maturities of Certificates of Deposit as of December 31, 2008:

	Under $100,000	$100,000 and over

2009	$220,392,000	$94,654,000
2010	57,809,000	3,628,000
2011	70,843,000	28,720,000
2012	21,968,000	4,934,000
2013	8,110,000	1,101,000
Thereafter	3,678,000	212,000

Total	$382,800,000	$133,249,000

Time certificates of deposit under $100,000 include $105,764,000 of brokered certificates of deposit as of December 31, 2008, and $80,984,000 as of December 31, 2007.

(8)	Federal Home Loan Bank Advances and Repurchase Agreements

The following is a summary of the Bank’s borrowings from the Federal Home Loan Bank of Indianapolis as of December 31, 2008 and 2007 (000s omitted):
December 31, 2008

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate

2009	$13,000	2.46%	$20,000	4.91%
2010	—	—	115,000	5.40%
2011	3,000	2.02%	3,500	5.08%
2013	95,000	4.94%	—	—
2014	12,000	2.03%	—	—

	$123,000	4.32%	$138,500	5.32%

December 31, 2007

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate

2009	$13,000	5.06%	$15,000	5.52%
2010	—	—	115,000	5.40%
2011	3,000	5.14%	3,500	5.08%
2013	95,000	7.28%	—	—
2014	12,000	5.15%	—	—

	$123,000	6.78%	$133,500	5.41%

The interest rates on the floating rate advances reset quarterly based on the three month LIBOR rate plus a spread ranging from 15 to 260 basis points. The fixed rate advances have a put option that allows the Federal Home Loan Bank to require repayment of the advance or conversion of the advance to floating rate at the three month LIBOR rate plus a spread ranging from 0 to 2 basis points.

The following is a summary of the Bank’s borrowings under repurchase agreements as of December 31, 2008 and 2007 (000s omitted):
Securities Sold Under Agreements to Repurchase
December 31, 2008

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate

2011	$—	—	$10,000	4.65%
2012	—	—	5,000	4.12%
2016	—	—	15,000	4.65%

	$—	—	$30,000	4.56%

December 31, 2007

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate

2008	$—	—	$5,000	4.05%
2011	—	—	10,000	4.65%
2012	—	—	5,000	4.12%
2016	—	—	15,000	4.65%

	$—	—	$35,000	4.49%

(9)	Retirement Plans and Postretirement Benefit Plans

In 2000, the Bank implemented a retirement plan that included both a money purchase pension plan, as well as a voluntary profit sharing 401(k) plan for all employees who meet certain age and length of service eligibility requirements. In 2002, the Bank amended its retirement plan to freeze the money purchase plan and retain the 401(k) plan. To ensure that the plan meets the Safe Harbor provisions of the applicable sections of the Internal Revenue Code, the Bank contributes an amount equal to four percent of the employee’s base salary to the 401(k) plan for all eligible employees. In addition, an employee may contribute from 1 to 75 percent of his or her base salary, up to a maximum of $20,500 in 2008. The Bank matches the employee’s elective contribution up to the first six percent of the employee’s annual base salary. Depending on the Bank’s profitability, an additional profit sharing contribution may be made by the Bank to the 401(k) plan. There were no profit sharing contributions in 2008, 2007, and 2006. The total retirement plan expense was $1,270,000, for the year ended December 31, 2008, $1,258,000 for the year ended December 31, 2007, and $1,188,000 for the year ended December 31, 2006.
The Bank has a postretirement benefit plan that generally provides for the continuation of medical benefits for all employees hired before January 1, 2007 who retire from the Bank at age 55 or older, upon meeting certain length of service eligibility requirements. The Bank does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. The amount of benefits paid under the postretirement benefit plan was $239,000 in 2008, $227,000 in 2007, and $221,000 in 2006. The amount of insurance premium paid by the Bank for retirees is capped at 200% of the cost of the premium as of December 31, 1992.

A reconciliation of the accumulated postretirement benefit obligation (“APBO”) to the amounts recorded in the consolidated balance sheets in Interest Payable and Other Liabilities at December 31 is as follows (000s omitted):

	2008	2007

APBO	$2,000	$1,985
Unrecognized net transition obligation	(214)	(268)
Unrecognized prior service costs	(21)	(24)
Unrecognized net gain	356	261

Accrued benefit cost at fiscal year end	$2,121	$1,954

The changes recorded in the accumulated postretirement benefit obligation were as follows (000s omitted):

	2008	2007

APBO at beginning of year	$1,985	$1,890
Service cost	102	100
Interest cost	116	110
Actuarial loss (gain)	(98)	(4)
Plan participants’ contributions	134	116
Benefits paid during year	(239)	(227)

APBO at end of year	$2,000	$1,985

Components of the Bank’s postretirement benefit expense were as follows:

	2008	2007	2006

Service cost	$102	$100	$104
Interest cost	116	110	106
Amortization of transition obligation	54	54	54
Prior service costs	4	4	4
Amortization of gains	(4)	(4)	—

Net postretirement benefit expense	$272	$264	$268

The APBO as of December 31, 2008 and 2007 was calculated using an assumed discount rate of 5.75% and 6.00%, respectively. Based on the provisions of the plan, the Bank’s expense is capped at 200% of the 1992 expense, with all expenses above the cap incurred by the retiree. The expense reached the cap in 2004, and accordingly the impact of an increase in health care costs on the APBO was not calculated.

The Bank Owned Life Insurance policies fund a Death Benefit Only (DBO) obligation that the Bank has with 10 of its active directors, 5 retired directors, 16 active executives, and 8 retired executives. The DBO plan, which replaced previous split dollar agreements, provides a taxable death benefit. The benefit for directors is grossed up to provide a net benefit to each director’s beneficiaries based on that director’s length of service on the board. The directors’ net death benefits are $500,000 for director service of less than 3 years, $600,000 for service up to 5 years, $750,000 for service up to 10 years, and $1,000,000 for director service of 10 years or more. The executives’ beneficiaries will receive a grossed up benefit that will provide a net benefit equal to two times the executive’s base salary if death occurs during employment and a postretirement benefit equal to the executive’s final annual salary rate at the time of retirement if death occurs after retirement.

Information for the postretirement death benefits and health care benefits is as follows as of the December 31 measurement date (000s):

	Postretirement Death Benefit		Postretirement Health Care
	Obligations		Benefits
	2008	2007	2008	2007

Change in benefit obligation
Benefit obligation at beginning of year	$3,996	4,297	$1,985	$1,890
Service cost	56	69	102	100
Interest cost	234	236	116	110
Plan participants’ contributions	—	—	134	116
Actuarial loss (gain)	128	(56)	(98)	(4)
Benefits paid	—	(550)	(239)	(227)

Benefit obligation at end of year	$4,414	$3,996	$2,000	$1,985

Change in accrued benefit cost
Accrued benefit cost at beginning of year	$579	$524	$1,954	$1,801
Service cost	56	69	102	100
Interest cost	234	236	116	110
Amortization	315	314	54	54
Employer contributions	—	(550)	(105)	(111)
Net gain	—	(2)	—	31

Accrued benefit cost at end of year	$1,184	$591	$2,121	$1,985

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	—	550	105	111
Plan participants’ contributions	—	—	134	116
Benefits paid during year	—	(550)	(239)	(227)

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status at end of year	$(3,230)	$(3,405)	$121	$0

Amounts recognized in other liabilities as of December 31 consist of (000s):

	Postretirement Death Benefit		Postretirement Health Care
	Obligations		Benefits
	2008	2007	2008	2007

Assets	$—	—	$—	$—
Liabilities	4,414	3,996	2,000	1,985

Total	$4,414	$3,996	$2,000	$1,985

Amounts recognized in accumulated other comprehensive income as of December 31 consist of (000s):

	Postretirement Death Benefit		Postretirement Health Care
	Obligations		Benefits
	2008	2007	2008	2007

Net loss (gain)	$(11)	(138)	$(356)	$(261)
Transition obligation (asset)	—	—	214	268
Prior service cost (credit)	3,241	3,543	21	(7)

	$3,230	$3,405	$(121)	$—

(10)	Stockholders’ Equity

On December 22, 2005, the Corporation’s Board of Directors authorized the repurchase of up to 2 million shares of MBT Financial Corp. common stock during 2006. On December 21, 2006, the Board of Directors authorized the repurchase of up to 1 million shares during 2007. On December 20, 2007, the Board of Directors authorized the repurchase of up to 1 million shares during 2008. Shares purchased during the last three years are as follows:

	Shares
	Repurchased	Cost

2006	499,974	8,141,000
2007	599,362	7,709,000
2008	—	0

Total	1,099,336	$15,850,000

On December 18, 2008, the Corporation’s Board of Directors authorized the repurchase of up to 1 million shares of MBT Financial Corp. common stock during the 12 month period ending December 31, 2009.

(11)	Disclosures about Fair Value of Financial Instruments

Certain of the Bank’s assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets. These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below. The fair values of all financial instruments not discussed below (Cash and cash equivalents, Federal funds sold, Federal Home Loan Bank stock, Accrued interest receivable and other assets, Bank Owned Life Insurance, Federal funds purchased, and Interest payable and other liabilities) are estimated to be equal to their carrying amounts as of December 31, 2008 and 2007.

INVESTMENT SECURITIES

Fair value for the Bank’s investment securities was determined using the market value in active markets, where available. When not available, fair values are estimated using the fair value hierarchy. In the fair value hierarchy, Level 2 fair values are determined using observable inputs other than Level 1 market prices, such as quoted prices for similar assets. Level 3 values are determined using unobservable inputs, such as discounted cash flow projections. These Estimated Market Values are disclosed in Note 3. The fair value disclosures required by FAS 157 are in Note 19.

LOANS, NET

The fair value of all loans is estimated by discounting the future cash flows associated with the loans, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair value of loans at December 31, 2008, net of the allowance for loan losses, is $953,267,000, compared to the carrying amount of $922,420,000. The estimated fair value of loans at December 31, 2007, net of the allowance for loan losses, was $993,051,000, compared to the carrying amount of $980,606,000.

OTHER TIME DEPOSITS

The fair value of other time deposits, consisting of fixed maturity certificates of deposit, is estimated by discounting the related cash flows using the rates currently offered for deposits of similar remaining maturities. The estimated fair value of other time deposits at December 31, 2008 is $521,272,000, compared to the carrying amount of $514,316,000. The estimated fair value of other time deposits at December 31, 2007 was $494,276,000, compared to the carrying amount of $491,943,000.

FHLB ADVANCES AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

A portion of the Federal Home Loan Bank advances in the accompanying consolidated balance sheets were written with a put option that allows the Federal Home Loan Bank to require repayment or conversion to a variable rate advance. The fair value of these putable Federal Home Loan Bank advances is estimated using the binomial lattice option pricing method. The estimated fair value of putable Federal Home Loan Bank advances at December 31, 2008 is $138,870,000, compared to the carrying amount of $130,000,000. The estimated fair value of putable Federal Home Loan Bank advances at December 31, 2007 was $135,694,000, compared to the carrying amount of $130,000,000.

The estimated fair value of the variable rate advances at December 31, 2008 is $131,491,000, compared to the carrying amount of $123,000,000. The estimated fair value of the variable rate advances at December 31, 2007 was $132,675,000, compared to the carrying amount of $123,000,000.

The estimated fair value of the fixed rate Federal Home Loan Bank advances at December 31, 2008 was $8,800,000, compared to the carrying amount of $8,500,000. The estimated fair value of the fixed rate Federal Home Loan Bank advances at December 31, 2007 was $3,607,000, compared to the carrying amount of $3,500,000.

The estimated fair value of the Securities Sold under Repurchase Agreements at December 31, 2008 was $33,840,000, compared to the carrying amount of $30,000,000. The estimated fair value of the Securities Sold under Repurchase Agreements at December 31, 2007 was $36,783,000, compared to the carrying amount of $35,000,000.

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

The provision for Federal income taxes consists of the following (000s omitted):

	2008	2007	2006

Federal income taxes currently payable	$77	$3,885	$680
Provision (credit) for deferred taxes on:
Book (over) under tax loan loss provision	584	(2,260)	(251)
Accretion of bond discount	18	(61)	(39)
Net deferred loan origination fees	(21)	216	(147)
Accrued postretirement benefits	(303)	(100)	(267)
Tax over (under) book depreciation	14	51	(45)
Alternative minimum tax	(440)	680	(680)
Non-accrual loan interest	(352)	(12)	6
Write down of other real estate owned	(799)	(188)	124
Other, net	(95)	(162)	240

Total deferred provision (credit)	(1,394)	(1,836)	(1,059)

	$(1,317)	$2,049	$(379)

The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as follows:

	2008	2007	2006

Statutory rate	34.0%	34.0%	34.0%
Municipal interest income	(266.7)	(9.0)	(43.6)
Other, net	(118.5)	(4.0)	(1.6)

Effective tax rate	(351.2)%	21.0%	(11.2)%

The components of the net deferred Federal income tax asset (included in Interest Receivable and Other Assets on the accompanying consolidated balance sheets) at December 31 are as follows (000s omitted):

	2008	2007

Deferred Federal income tax assets:
Allowance for loan losses	$6,590	$7,174
Net deferred loan origination fees	232	211
Tax versus book depreciation differences	276	290
Net unrealized losses on securities available for sale	118	138
Accrued postretirement benefits	2,530	2,330
Alternative minimum tax	440	—
Non-accrual loan interest	416	64
Write down of other real estate owned	1,060	261
Other, net	397	303

	$12,059	$10,771
Deferred Federal income tax liabilities:
Accretion of bond discount	$(144)	$(127)
Other	(437)	(437)

	$(581)	$(564)

Net deferred Federal income tax asset	$11,478	$10,207

(13)	Regulatory Capital Requirements

The Corporation and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the accompanying tables) of Total and Tier I capital to risk weighted assets and of Tier I capital to average assets.

As of December 31, 2008, the Corporation’s capital ratios exceeded the required minimums to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation must maintain minimum Total risk based, Tier I risk based, and Tier I leverage ratios as set forth in the tables. There are no conditions or events since December 31, 2008 that Management believes have changed the Corporation’s category. Management believes, as of December 31, 2008, that the Corporation meets all capital adequacy requirements to which it is subject.

The Corporation’s and Bank’s actual capital amounts and ratios are also presented in the table (000s omitted in dollar amounts).

			Minimum to Qualify as
	Actual		Well Capitalized
	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Total Capital to Risk-Weighted Assets
Consolidated	$136,286	12.7%	$106,980	10.0%
Monroe Bank & Trust	134,853	12.6%	106,895	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	122,820	11.5%	64,188	6.0%
Monroe Bank & Trust	121,398	11.4%	64,137	6.0%
Tier 1 Capital to Average Assets
Consolidated	122,820	7.8%	78,543	5.0%
Monroe Bank & Trust	121,398	7.7%	78,495	5.0%

			Minimum to Qualify as
	Actual		Well Capitalized
	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
Total Capital to Risk-Weighted Assets
Consolidated	$143,679	13.1%	$109,974	10.0%
Monroe Bank & Trust	142,632	13.0%	109,889	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	129,839	11.8%	65,985	6.0%
Monroe Bank & Trust	128,803	11.7%	65,934	6.0%
Tier 1 Capital to Average Assets
Consolidated	129,839	8.4%	77,470	5.0%
Monroe Bank & Trust	128,803	8.3%	77,428	5.0%
(14)	Earnings Per Share

The calculation of earnings per common share for the years ended December 31 is as follows:

	2008	2007	2006

Basic
Net income	$1,692,000	$7,713,000	$3,773,000
Less preferred dividends	—	—	—

Net income applicable to common stock	$1,692,000	$7,713,000	$3,773,000

Average common shares outstanding	16,134,570	16,415,425	16,941,432

Earnings per common share — basic	$0.10	$0.47	$0.22

	2008	2007	2006

Diluted
Net income	$1,692,000	$7,713,000	$3,773,000
Less preferred dividends	—	—	—

Net income applicable to common stock	$1,692,000	$7,713,000	$3,773,000

Average common shares outstanding	16,134,570	16,415,425	16,941,432
Stock option adjustment	0	0	0

Average common shares outstanding — diluted	16,134,570	16,415,425	16,941,432

Earnings per common share — diluted	$0.10	$0.47	$0.22

(15)	Stock-Based Compensation Plan

The Long-Term Incentive Compensation Plan approved by shareholders at the April 6, 2000 Annual Meeting of Shareholders of Monroe Bank & Trust authorized the Board of Directors to grant nonqualified stock options to key employees and non-employee directors. Such grants could be made until January 2, 2010 for up to 1,000,000 shares of the Corporation’s common stock. The amount that could be awarded to any one individual was limited to 100,000 shares in any one calendar year. The MBT Financial Corp. 2008 Stock Incentive Plan was approved by shareholders at the May 1, 2008 Annual meeting of shareholders of MBT Financial Corp. This plan replaced the Long-Term Incentive Compensation Plan and authorized the Board of Directors to grant equity incentive awards to key employees and non-employee directors. Such grants may be made until May 1, 2018 for up to 1 million shares of the Corporation’s common stock. The amount that may be awarded to any one individual is limited to 100,000 shares in any one calendar year. As of December 31, 2008, the number of shares available under the plan is 874,682. This includes 1,375 shares that were previously awarded that have been forfeited.

Stock Option Awards — Stock options granted under the plans have exercise prices equal to the fair market value at the date of grant. Options granted under the plan may be exercised for a period of no more than ten years from the date of grant. One-third of the options granted to key employees in 2007 vest annually, beginning December 31, 2007. All options granted in 2006 and prior years are fully vested at December 31, 2008.

Stock Only Stock Appreciation Rights (SOSARs) — On June 4, 2008, Stock Only Stock Appreciation Rights (SOSARs) were awarded to key executives in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. The SOSARs have a term of 10 years and vest in three equal annual installments beginning December 31, 2008. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant. Upon exercise, the executive will generally receive common shares equal in value to the excess of the market value of the shares over the exercise price on the exercise date.

The fair value of each option and SOSAR grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions disclosed in Note 1 to the consolidated financial statements.

A summary of the status of stock options and SOSARs under the plans is presented in the table below.

	2008		2007		2006

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options Outstanding, January 1	602,143	$17.36	510,143	$17.73	432,642	$17.98
Granted	99,500	8.53	94,500	15.33	86,000	16.24
Exercised	—	—	—	—	5,999	13.45
Forfeited/Expired	60,167	16.84	2,500	16.24	2,500	20.72

Options Outstanding, December 31	641,476	$16.04	602,143	$17.36	510,143	$17.73

Options Exercisable, December 31	549,491	$16.95	511,322	$17.68	407,991	$17.32

Weighted Average Fair Value of Options Granted During Year		$1.39		$2.76		$3.61
The options outstanding as of December 31, 2008 are exercisable at prices ranging from $8.53 to $23.40. The options exercisable as of December 31, 2008 are exercisable at prices ranging from $8.53 to $23.40. The number of options and remaining life of options at each exercise price are as follows:

	Outstanding Options		Exercisable Options

Exercise		Remaining Life		Remaining Life
Price	Shares	(in years)	Shares	(in years)

$8.53	99,500	9.60	35,845	9.60
$13.20	71,669	4.01	71,669	4.01
$13.85	25,838	3.01	25,838	3.01
$13.94	4,402	2.01	4,402	2.01
$15.33	88,667	8.01	60,337	8.01
$16.24	76,500	7.01	76,500	7.01
$16.69	101,500	5.01	101,500	5.01
$18.125	52,400	1.50	52,400	1.50
$23.40	121,000	6.01	121,000	6.10

	641,476	6.06	549,491	5.57
The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $0, $0, and $19,000, respectively.

A summary of the status of the Corporation’s nonvested option shares as of December 31, 2008 and changes during the year ended December 31, 2008 is as follows:

		Weighted Average
		Grant Date Fair
Nonvested Shares	Shares	Value

Nonvested at January 1, 2008	90,821	$3.02
Granted	99,500	1.39
Vested	(91,504)	2.46
Forfeited	(6,832)	3.07

Nonvested at December 31, 2008	91,985	$1.81

As of December 31, 2008, there was $168,000 of total unrecognized compensation cost related to non vested share based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Awards — Restricted stock units granted under the plan result in an award of common shares to key employees based upon earnings performance during the vesting period. Key employees were granted 21,500 Restricted Stock Units (RSUs) on June 4, 2008 and 23,800 Performance Stock Units (PSUs) on January 2, 2007. RSUs granted on June 4, 2008 will vest on December 31, 2010 and PSUs granted on January 2, 2007 will vest on December 31, 2009. The amount of these stock units that will vest is based on the three year cumulative earnings per share achieved by the company during the vesting period as shown in the following schedule:

Three Year Cumulative Fully		Three Year Cumulative Fully
Diluted EPS for the Three		Diluted EPS for the Three
Year Performance Period	Percent PSUs	Year Performance Period	Percent RSUs
Ending December 31, 2009	Vested	Ending December 31, 2010	Vested

$3.22	100%	$2.40	100%
$3.15	80%	$2.34	90%
$3.09	60%	$2.28	80%
$3.03	40%	$2.24	70%
$2.97	20%	$2.21	60%
$2.91	0%	$2.16	50%
		less than $2.16	0%
The Corporation does not expect to meet the earnings threshold required to award any shares under the awards granted in 2007 and 2008, therefore no expense was recorded in 2008 for the PSUs or RSUs.

(16)	Parent Company

Condensed parent company financial statements, which include transactions with the subsidiary, are as follows (000s omitted):

Balance Sheets

	December 31,
	2008	2007

Assets
Cash and due from banks	$2,055	$3,099
Investment in subsidiary bank	119,555	126,411
Other assets	840	840

Total assets	$122,450	$130,350

Liabilities
Dividends payable and other liabilities	$1,473	$2,903

Total liabilities	1,473	2,903

Stockholders’ Equity
Total stockholders’ equity	120,977	127,447

Total liabilities and stockholders’ equity	$122,450	$130,350

Statements of Income

	Years Ended December 31,
	2008	2007	2006

Income
Dividends from subsidiary bank	$10,549	$19,106	$19,415
Other operating income	5	21	—

Total income	10,554	19,127	19,415

Expense
Other expense	493	146	158

Total expense	493	146	158

Income before tax and equity in undistributed net income of subsidiary bank	10,061	18,981	19,257
Income tax benefit	(166)	(43)	(54)

Income before equity in undistributed net income of subsidiary bank	10,227	19,024	19,311
Equity in undistributed net income of subsidiary bank	(8,535)	(11,311)	(15,538)

Net Income	$1,692	$7,713	$3,773

Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006

Cash Flows Provided By Operating Activities:
Net income	$1,692	$7,713	$3,773
Equity in undistributed net income of subsidiary bank	8,535	11,311	15,538
Net increase (decrease) in other liabilities	(1,430)	(106)	928
Net (increase) decrease in other assets	190	112	(75)

Net cash provided by operating activities	$8,987	$19,030	$20,164

Cash Flows Used For Financing Activities:
Issuance of common stock	$131	$127	$258
Repurchase of common stock	—	(7,709)	(8,141)
Dividends paid	(10,162)	(11,861)	(11,731)

Net cash used for financing activities	$(10,031)	$(19,443)	$(19,614)

Net Increase (Decrease) In Cash And Cash Equivalents	$(1,044)	$(413)	$550

Cash And Cash Equivalents At Beginning Of Year	3,099	3,512	2,962

Cash And Cash Equivalents At End Of Year	$2,055	$3,099	$3,512

Under current regulations, the Bank is limited in the amount it may loan to the Corporation. Loans to the Corporation may not exceed ten percent of the Bank’s capital stock, surplus, and undivided profits plus the allowance for loan losses. Loans from the Bank to the Corporation are required to be collateralized. Accordingly, at December 31, 2008, Bank funds available for loans to the Corporation amounted to $14,032,000. The Bank has not made any loans to the Corporation.

Federal and state banking laws place certain restrictions on the amount of dividends a bank may make to its parent company. Michigan law limits the amount of dividends that the Bank can pay to the Corporation without regulatory approval to the amount of net income then on hand. Accordingly, the Bank can pay dividends of $41,795,000 in 2009, in addition to its 2009 net income, without regulatory approval.

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk at December 31 were as follows (000s omitted):

	Contractual Amount
	2008	2007

Commitments to extend credit:
Unused portion of commercial lines of credit	$62,537	$92,774
Unused portion of credit card lines of credit	5,872	5,988
Unused portion of home equity lines of credit	20,200	20,047
Standby letters of credit and financial guarantees written	7,297	9,994
All other off-balance sheet assets	3,682	3,555
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Most commercial lines of credit are secured by real estate mortgages or other collateral, generally have fixed expiration dates or other termination clauses, and require payment of a fee. Since the lines of credit may expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. Credit card lines of credit have various established expiration dates, but are fundable on demand. Home equity lines of credit are secured by real estate mortgages, a majority of which have ten year expiration dates, but are fundable on demand. The Bank evaluates each customer’s creditworthiness on a case by case basis. The amount of the collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on Management’s credit evaluation of the counter party.

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and other business transactions. Approximately $7,099,000 of the letters of credit expires in 2009 and $197,000 extends for two to five years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(18)	Quarterly Financial Information (Unaudited) (000s omitted):

2008	First	Second	Third	Fourth

Total Interest Income	$22,200	$21,387	$21,113	$20,203
Total Interest Expense	11,747	10,260	10,027	10,480

Net Interest Income	10,453	11,127	11,086	9,723
Provision for Loan Losses	1,200	2,700	4,100	10,000
Other Income	3,962	3,858	4,265	3,900
Other Expenses	9,698	10,163	11,365	8,773

Income Before Provision For Income Taxes	3,517	2,122	(114)	(5,150)
Provision For Income Taxes	870	404	(438)	(2,153)

Net Income	$2,647	$1,718	$324	$(2,997)

Basic Earnings Per Common Share	$0.16	$0.11	$0.02	$(0.19)
Diluted Earnings Per Common Share	$0.16	$0.11	$0.02	$(0.19)

Dividends Declared Per Share	$0.18	$0.18	$0.09	$0.09

2007	First	Second	Third	Fourth

Total Interest Income	$23,717	$23,288	$23,557	$22,989
Total Interest Expense	12,534	12,501	12,889	12,858

Net Interest Income	11,183	10,787	10,668	10,131
Provision for Loan Losses	750	750	1,000	8,907
Other Income	3,763	4,119	3,928	3,824
Other Expenses	9,112	9,279	9,242	9,601

Income Before Provision For Income Taxes	5,084	4,877	4,354	(4,553)
Provision For Income Taxes	1,381	1,342	1,173	(1,847)

Net Income	$3,703	$3,535	$3,181	$(2,706)

Basic Earnings Per Common Share	$0.22	$0.21	$0.20	$(0.16)
Diluted Earnings Per Common Share	$0.22	$0.21	$0.20	$(0.16)

Dividends Declared Per Share	$0.18	$0.18	$0.18	$0.18
(19)	Fair Value Disclosures

The following tables present information about the Corporation’s assets measured at fair value on a recurring basis at December 31, 2008, and the valuation techniques used by the Corporation to determine those fair values.

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

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset.

Assets measured at fair value on a recurring basis are as follows (000’s omitted):

	Quoted Prices in
	Active Markets for	Significant Other	Significant	Balance at
	Identical Assets	Observable Inputs	Unobservable Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008
Investment Securities — Available for Sale	$333,115	$53,256	$19,746	$406,117
The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment
Securities —
Available
for Sale
Balance at December 31, 2007	$585
Total realized and unrealized gains (losses) included in income	(17)
Total unrealized gains (losses) included in other comprehensive income	(5,759)
Net purchases, sales, calls and maturities	—
Net transfers in/out of Level 3	24,937

Balance at December 31, 2008	$19,746
Of the Level 3 assets that were held by the Corporation at December 31, 2008, the unrealized loss for the year was $5,931,000, which is recognized in other comprehensive income in the consolidated statements of financial condition. The fair value of Level 3 available for sale securities purchased by the Corporation during 2008 was $6,136,000.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

The Level 3 fair values disclosed for December 31, 2007 through the first two quarters of 2008 included $585,000 of available for sale investment securities issued by local municipalities. Previously the Company estimated the fair value of these bonds based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality, and a discount rate commensurate with the current market and other risks involved. During the third quarter of 2008, the Company began using a yield curve pricing matrix to calculate the fair value, and these securities were transferred out of Level 3 and into Level 2. The Company owns pooled Trust Preferred Securities (“TRUPs) with a fair value of $19,372,000 as of December 31, 2008. The Company reported the TRUPS as Level 2 assets as of June 30, 2008 using broker indications for fair values. As of December 31, 2008, trading of these types of securities was only conducted on a distress sale or forced liquidation basis. As a result, the Company is now measuring the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include held to maturity investments and loans. The Company estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

		Quoted Prices in
		Active Markets for	Significant Other	Significant	Total Losses for
	Balance at December	Identical Assets	Observable Inputs	Unobservable Inputs	the year ended
	31, 2008	(Level 1)	(Level 2)	(Level 3)	December 31, 2008

Impaired loans accounted for under FAS 114	$50,111	$—	$—	$50,111	$3,805
Other Real Estate Owned	$17,156	$—	$17,156	$—	$2,545
Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogenous loans that are considered impaired. The Corporation estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). Other Real Estate Owned (OREO) consists of property received in full or partial satisfaction of a receivable. The Corporation utilizes outside appraisals to estimate the fair value of OREO properties.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
MBT Financial Corp. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2008, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be in the Corporation’s periodic SEC filings.
Management’s Report on Internal Control Over Financial Reporting
The management of MBT Financial Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. MBT Financial Corp.’s internal control over financial reporting is a process designed under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
MBT Financial Corp.’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2008, the Corporation’s internal control over financial reporting is effective, based on those criteria. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008 has been audited by Plante & Moran, PLLC, an independent registered public accounting firm, as stated in their report appearing on page 25.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2008, that materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors and Executive Officers of the Registrant
(a)	Executive Officers — See “Executive Officers” in part I, Item 1 hereof.

(b)	Directors and Executive Officers — information required by this item is incorporated by reference from the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities Exchange Commission.

(c)	Audit Committee Financial Expert — The Board of Directors has determined that Peter H. Carlton, member of the Audit Committee, is an “audit committee financial expert” and “independent” as defined under applicable SEC and Nasdaq rules.

(d)	MBT Financial Corp. has adopted its Code of Ethics, a code of ethics that applies to all its directors, officers, and employees, including its Chief Executive Officer, Chief Financial Officer, and internal auditor. A copy of the Code of Ethics is posted on our website at http://www.mbandt.com. In the event we make any amendment to, or grant any waiver of, a provision of the Code of Ethics that applies to the principal executive officers, principal financial officer, principal accounting officer, or controller, or persons performing similar functions that require disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the reasons for it, and the nature of any waiver, the name of the person to whom it was granted, and the date, on our internet website.
Item 11. Executive Compensation
Information required by this item is incorporated by reference from the sections entitled “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference from the section entitled “Ownership of Voting Shares” in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.
Securities authorized for issuance under equity compensation plans as of December 31, 2008 were as follows:

			Number of securities remaining
	Number of securities to be	Weighted average	available for future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options, warrants,	outstanding options,	(excluding securities reflected in the
	and rights	warrants, and rights	first column )

Equity Compensation plans approved by security holders	643,309	$16.03	874,682
Equity Compensation plans not approved by security holders	0	0	0

Total	643,309	$16.03	874,682

Item 13. Certain Relationships and Related Transactions
Information required by this item is incorporated by reference from the section entitled “Certain Transactions” in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated by reference from the section entitled “Principal Accounting Firm Fees” in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.
Part IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Contents

Financial Statements

Reports of Independent Registered Public Accounting Firm — Pages 25-26

Consolidated Balance Sheets as of December 31, 2008 and 2007 — Page 27

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007, and 2006 — Page 28

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007, and 2006 — Page 29

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006 — Page 30

Notes to Consolidated Financial Statements — Pages 31 - 49

Exhibits
The following exhibits are filed as a part of this report:

2	Purchase and Assumption Agreement dated October 10, 2008. Previously filed as Exhibit 2 to MBT Financial Corp.’s Form 8-K filed on October 16, 2008.
3.1	Restated Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2004.
10.1	MBT Financial Corp. Long-Term Incentive Compensation Plan. Previously filed as Exhibit 10.1 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
10.2	Monroe Bank & Trust Salary Continuation Agreement with Ronald D. LaBeau. Previously filed as Exhibit 10.2 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
10.3	MBT Financial Corp. Amended and Restated Change in Control Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.5 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2005.
10.4	Monroe Bank & Trust Group Director Death Benefit Only Plan. Previously filed as Exhibit 10.4 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2006.
10.5	Monroe Bank & Trust Group Executive Death Benefit Only Plan. Previously filed as Exhibit 10.5 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2006.
10.6	Monroe Bank & Trust Amended and Restated Supplemental Executive Retirement Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.6 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2007.
10.7	MBT Financial Corp. Severance Agreements with Donald M. Lieto, James E. Morr, Thomas G. Myers, and John L. Skibski. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on January 26, 2006.
10.8	MBT Financial Corp. Severance Agreement with Scott E. McKelvey. Previously filed as Exhibit 10.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2007.
21	Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
23	Consent of Independent Auditors
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 6, 2009	MBT FINANCIAL CORP.
	By:	/s/ John L. Skibski
John L. Skibski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Dated: March 6, 2009

/s/ H. Douglas Chaffin	/s/ John L. Skibski

H. Douglas Chaffin President, Chief Executive Officer & Director	John L. Skibski Chief Financial Officer & Director

/s/ William D. McIntyre, Jr.	/s/ Peter H. Carlton

William D. McIntyre, Jr. Chairman	Peter H. Carlton Director

/s/ Joseph S. Daly	/s/ Edwin L. Harwood

Joseph S. Daly Director	Edwin L. Harwood Director

/s/ Thomas M. Huner	/s/ Rocque E. Lipford

Thomas M. Huner Director	Rocque E. Lipford Director

/s/ Michael J. Miller	/s/ Debra J. Shah

Michael J. Miller Director	Debra J. Shah Director

/s/ Philip P. Swy	/s/ Karen M. Wilson

Philip P. Swy Director	Karen M. Wilson Director

Exhibit Index

Exhibit Number	Description of Exhibits
2	Purchase and Assumption Agreement dated October 10, 2008. Previously filed as Exhibit 2 to MBT Financial Corp.’s Form 8-K filed on October 16, 2008.
3.1	Restated Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2004.
10.1	MBT Financial Corp. Long-Term Incentive Compensation Plan. Previously filed as Exhibit 10.1 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
10.2	Monroe Bank & Trust Salary Continuation Agreement with Ronald D. LaBeau. Previously filed as Exhibit 10.2 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
10.3	MBT Financial Corp. Amended and Restated Change in Control Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.5 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2005.
10.4	Monroe Bank & Trust Group Director Death Benefit Only Plan. Previously filed as Exhibit 10.4 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2006.
10.5	Monroe Bank & Trust Group Executive Death Benefit Only Plan. Previously filed as Exhibit 10.5 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2006.
10.6	Monroe Bank & Trust Amended and Restated Supplemental Executive Retirement Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.6 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2007.
10.7	MBT Financial Corp. Severance Agreements with Donald M. Lieto, James E. Morr, Thomas G. Myers, and John L. Skibski. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on January 26, 2006.
10.8	MBT Financial Corp. Severance Agreement with Scott E. McKelvey. Previously filed as Exhibit 10.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2007.
21	Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
23	Consent of Independent Auditors
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.