Form 10-Q
period 2009-03-31
MBT FINANCIAL CORP
filed 2009-05-11
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2008, there were 16,181,440 shares of the Company’s Common Stock outstanding.

Part I Financial Information
Item 1. Financial Statements
MBT FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2009
Dollars in thousands	(Unaudited)	December 31, 2008

ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$15,390	$24,463
Interest bearing	6,809	26,323

Total cash and cash equivalents	22,199	50,786

Securities — Held to Maturity	41,524	46,840
Securities — Available for Sale	377,677	406,117
Federal Home Loan Bank stock — at cost	13,086	13,086
Loans held for sale	1,478	784
Loans — Net	900,688	922,420
Accrued interest receivable and other assets	50,696	43,973
Bank Owned Life Insurance	45,857	45,488
Premises and Equipment — Net	32,649	32,907

Total assets	$1,485,854	$1,562,401

LIABILITIES
Deposits:
Non-interest bearing	$125,813	$144,585
Interest-bearing	941,073	991,493

Total deposits	1,066,886	1,136,078

Federal Home Loan Bank advances	261,500	261,500
Repurchase agreements	30,000	30,000
Interest payable and other liabilities	11,372	13,846

Total liabilities	1,369,758	1,441,424

STOCKHOLDERS’ EQUITY
Common stock (no par value; 30,000,000 shares authorized, 16,178,121 and 16,148,482 shares issued and outstanding)	436	321
Retained Earnings	121,368	122,896
Accumulated other comprehensive loss	(5,708)	(2,240)

Total stockholders’ equity	116,096	120,977

Total liabilities and stockholders’ equity	$1,485,854	$1,562,401

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED

	Three Months Ended March 31,
Dollars in thousands, except per share data	2009	2008

Interest Income
Interest and fees on loans	$13,600	$16,428
Interest on investment securities-
Tax-exempt	877	815
Taxable	4,500	4,956
Interest on balances due from banks	15	—
Interest on federal funds sold	—	1

Total interest income	18,992	22,200

Interest Expense
Interest on deposits	5,524	7,491
Interest on borrowed funds	3,255	4,256

Total interest expense	8,779	11,747

Net Interest Income	10,213	10,453
Provision For Loan Losses	4,200	1,200

Net Interest Income After Provision For Loan Losses	6,013	9,253

Other Income
Income from wealth management services	914	1,127
Service charges and other fees	1,356	1,526
Net gain on sales of securities	606	25
Other Than Temporary Impairments on securities	(6,400)	—
Portion of OTTI loss recognized in other comphrehensive income (before taxes)	5,631	—
Origination fees on mortgage loans sold	109	193
Bank owned life insurance income	369	355
Other	746	736

Total other income	3,331	3,962

Other Expenses
Salaries and employee benefits	5,434	5,582
Occupancy expense	914	995
Equipment expense	848	828
Marketing expense	242	241
Professional fees	458	469
Collection expenses	463	332
Net loss on other real estate owned	1,856	35
Other real estate owned expenses	299	157
FDIC Deposit Insurance	436	32
Other	1,047	1,027

Total other expenses	11,997	9,698

Income (Loss) Before Income Taxes	(2,653)	3,517
Income Tax Expense (Benefit)	(1,286)	870

Net Income	$(1,367)	$2,647

Basic Earnings (Loss) Per Common Share	$(0.08)	$0.16

Diluted Earnings (Loss) Per Common Share	$(0.08)	$0.16

Common Stock Dividends Declared Per Share	$0.01	$0.18

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended March 31,
Dollars in thousands	2009	2008

Cash Flows from Operating Activities
Net Income (Loss)	$(1,367)	$2,647
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	4,200	1,200
Depreciation	565	718
Increase in net deferred Federal income tax asset	(1,649)	—
Net (accretion) amortization of investment premium and discount	(62)	14
Writedowns of Other Real Estate Owned	1,829	—
Net increase (decrease) in interest payable and other liabilities	(2,368)	(1,175)
Net increase in interest receivable and other assets	(4,185)	(2,053)
Equity based compensation expense	36	90
Net gain on sale/settlement of securities	(606)	(25)
Other Than Temporary Impairment of investment securities	769	—
Increase in cash surrender value of life insurance	(369)	(355)

Net cash provided by (used for) operating activities	$(3,207)	$1,061

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$5,318	$3,967
Proceeds from maturities and redemptions of investment securities available for sale	58,407	114,997
Proceeds from sales of investment securities available for sale	29,259	2,989
Net (increase) decrease in loans	16,838	7,118
Proceeds from sales of other real estate owned	403	403
Proceeds from sales of other assets	38	89
Purchase of investment securities available for sale	(64,770)	(126,707)
Purchase of bank premises and equipment	(307)	(427)

Net cash provided by investing activities	$45,186	$2,429

Cash Flows from Financing Activities
Net decrease in deposits	$(69,192)	$(14,375)
Net increase in short term borrowings	—	13,600
Proceeds from issuance of common stock	79	29
Dividends paid	(1,453)	(2,903)

Net cash used for financing activities	$(70,566)	$(3,649)

Net Decrease In Cash and Cash Equivalents	$(28,587)	$(159)

Cash and Cash Equivalents at Beginning Of Period	50,786	25,113

Cash And Cash Equivalents At End Of Period	$22,199	$24,954

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — UNAUDITED

			Accumulated
			Other
	Common	Retained	Comprehensive
Dollars in thousands	Stock	Earnings	Income (Loss)	Total

Balance — January 1, 2009	$321	$122,896	$(2,240)	$120,977

Issuance of Common Stock (29,639 shares)
Restricted stock awards (15,000 shares)	45	—	—	45
Other stock issued (14,639 shares)	34	—	—	34

Equity Compensation	36	—	—	36

Dividends declared ($0.01 per share)	—	(161)	—	(161)

Comprehensive income:
Net income	—	(1,367)	—	(1,367)
Change in net unrealized loss on securities available for sale — Net of tax effect of $(10)	—	—	17	17
Change in net unrealized loss on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings — Net of tax effect of $1,971			(3,660)	(3,660)
Reclassification adjustment for gains included in net income — Net of tax effect of $(57)	—	—	106	106
Change in postretirement benefit obligation Net of tax effect of ($37)	—	—	69	69

Total Comprehensive Income				(4,835)

Balance — March 31, 2009	$436	$121,368	$(5,708)	$116,096

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
ACCOUNTING PRONOUNCEMENTS
On April 9, 2009, the FASB issued FASB Staff Positions FSP 157-4, FSP FAS 107-1 and APB 28-1, and FSP FAS 115-2 and FAS 124-2. These FSPs, regarding fair value measurement and disclosure, are effective for interim and annual periods beginning on or after June 15, 2009. The Company elected early adoption beginning with the first quarter of 2009, and the appropriate disclosures are contained in these financial statements.
2. EARNINGS PER SHARE
The calculation of net income per common share for the three months ended March 31 is as follows:

	2009	2008

Basic
Net income (loss)	$(1,367,000)	$2,647,000
Less preferred dividends	—	—

Net income (loss) applicable to common stock	$(1,367,000)	$2,647,000

Average common shares outstanding	16,165,841	16,127,047

Earnings (loss) per common share — basic	$(0.08)	$0.16

	2009	2008

Diluted
Net income (loss)	$(1,367,000)	$2,647,000
Less preferred dividends	—	—

Net income (loss) applicable to common stock	$(1,367,000)	$2,647,000

Average common shares outstanding	16,165,841	16,127,047
Stock option adjustment	—	—

Average common shares outstanding — diluted	16,165,841	16,127,047

Earnings (loss) per common share — diluted	$(0.08)	$0.16

3. STOCK BASED COMPENSATION
Stock Options — The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

		Weighted Average
	Shares	Exercise Price

Options Outstanding, January 1, 2009	541,976	$17.42
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options Outstanding, March 31, 2009	541,976	$17.42

Options Exercisable, March 31, 2009	513,646	$17.54

Restricted Stock Unit Awards — On January 2, 2009, performance restricted stock units were awarded to certain key executives in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. Each restricted stock unit (RSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a three year performance period that ends on December 31, 2011 based on the cumulative earnings per share during that three year period. The RSUs vest on December 31, 2011. There were 19,800 RSUs granted, and none will be considered vested and earned for payment if the Company’s three year cumulative earnings per share are less than $0.05. The amount of RSUs that will vest on December 31, 2011 is based on the three year cumulative earnings per share achieved by the company during the vesting period as shown in the following schedule:

Three Year Cumulative Fully Diluted EPS for the	Percent PSUs
Performance Period Ending December 31, 2011	Vested

$0.15	100%
$0.10	75%
$0.05	50%

Restricted Stock Awards — On January 2, 2009, 15,000 restricted shares were awarded to certain key executives in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. The restricted shares will vest on December 31, 2011.
Stock Only Stock Appreciation Rights (SOSARs) — On January 2, 2009, Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain key executives in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. The SOSARs have a term of ten years and vest in three equal annual installments beginning December 31, 2009. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant.
On January 2, 2009, Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain directors in exchange for a portion of their retainer in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. The SOSARs have a term of ten years and vest on December 31, 2009. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant.
The fair value of $0.52 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 25.8%, a risk free rate of 3.38% and dividend yield of 4.87%. The following table summarizes the SOSARs that have been granted:

		Weighted Average
	Shares	Exercise Price

SOSARs Outstanding, January 1, 2009	99,500	$8.53
Granted	141,500	3.03
Exercised	—	—
Forfeited	—	—

SOSARs Outstanding, March 31, 2009	241,000	$5.30

SOSARs Exercisable, March 31, 2009	35,845	$8.53

The total expense for equity based compensation was $40,000 in the first quarter of 2009 and $90,000 in the first quarter of 2008.
4. LOANS
The Bank grants commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan, southern Wayne County, Michigan, and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.

Loans consist of the following (000s omitted):

	March 31,	December 31,
	2009	2008

Residential real estate loans	$423,026	$439,133
Non-farm, non-residential real estate loans	353,413	352,935
Loans to finance agricultural production and other loans to farmers	10,037	9,763
Commercial and industrial loans	107,805	109,495
Loans to individuals for household, family, and other personal expenditures	28,501	29,901
All other loans (including overdrafts)	326	384

Total loans, gross	923,108	941,611
Less: Deferred loan fees	667	663

Total loans, net of deferred loan fees	922,441	940,948
Less: Allowance for loan losses	21,753	18,528

	$900,688	$922,420

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
The following table summarizes nonperforming assets (000’s omitted):

	March 31,	December 31,
	2009	2008

Nonaccrual loans	$50,437	$47,872
Loans 90 days past due	864	93
Restructured loans	4,901	5,811

Total nonperforming loans	$56,202	$53,776

Other real estate owned	20,722	17,156
Other assets	2,070	2,055

Total nonperforming assets	$78,994	$72,987

Nonperforming assets to total assets	5.32%	4.67%
Allowance for loan losses to nonperforming loans	38.71%	34.45%
5. ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows (000’s omitted):

	March 31, 2009	March 31, 2008

Balance beginning of year	$18,528	$20,222
Provision for loan losses	4,200	1,200
Loans charged off	(1,575)	(3,955)
Recoveries	600	216

Balance end of period	$21,753	$17,683

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
6. INVESTMENT SECURITIES
The following is a summary of the Bank’s investment securities portfolio as of March 31, 2009 and December 31, 2008 (000’s omitted):

		Held to Maturity
		March 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Obligations of U.S. Government Agencies	$7	$—	$—	$7
Obligations of States and Political Subdivisions	41,517	181	(930)	40,768

	$41,524	$181	$(930)	$40,775

		Available for Sale
		March 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Obligations of U.S. Government Agencies	$301,471	$7,898	$(253)	$309,116
Obligations of States and Political Subdivisions	43,394	629	(383)	43,640
Trust Preferred CDO Securities	25,122	—	(12,395)	12,727
Corporate Debt Securities	11,794	—	(2,114)	9,680
Other Securities	2,442	72	—	2,514

	$384,223	$8,599	$(15,145)	$377,677

		Held to Maturity
		December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Obligations of U.S. Government Agencies	$7	$—	$—	$7
Obligations of States and Political Subdivisions	46,833	214	(1,011)	46,036

	$46,840	$214	$(1,011)	$46,043

		Available for Sale
		December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Obligations of U.S. Government Agencies	$322,767	$6,915	$(11)	$329,671
Obligations of States and Political Subdivisions	40,999	541	(426)	41,114
Trust Preferred CDO Securities	25,132	—	(5,761)	19,371
Corporate Debt Securities	15,170	—	(1,654)	13,516
Other Securities	2,386	59	—	2,445

	$406,454	$7,515	$(7,852)	$406,117

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2009 and December 31, 2008.

	March 31, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Aggregate	Unrealized	Aggregate	Unrealized	Aggregate	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of United States Government Agencies	$14,844	$253	$—	$—	$14,844	$253
Obligations of States and Political Subdivisions	16,683	1,016	6,881	297	23,564	1,313
Trust Preferred CDO Securities	—	—	5,074	5,995	5,074	5,995
Corporate Debt Securities	994	6	8,686	2,108	9,680	2,114

	$32,521	$1,275	$20,641	$8,400	$53,162	$9,675

	December 31, 2008
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Aggregate	Unrealized	Aggregate	Unrealized	Aggregate	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of United States Government Agencies	$8,791	$4	$1,500	$7	$10,291	$11
Obligations of States and Political Subdivisions	20,707	1,211	3,878	226	24,585	1,437
Trust Preferred CDO Securities	6,605	2,474	12,766	3,287	19,371	5,761
Corporate Debt Securities	12,516	1,654	—	—	12,516	1,654

	$48,619	$5,343	$18,144	$3,520	$66,763	$8,863

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the company does not consider those investments to be other than temporarily impaired at March 31, 2009.

The Trust Preferred CDO Securities are issued by companies in the financial services industry, including banks, thrifts, and insurance companies. Each of the four securities owned by the Company is in an unrealized loss position. The main reasons for the impairment are the overall decline in market values for financial industry securities and the lack of an active market for these types of securities in particular. In determining whether the impairment is not other-than-temporary, the Company analyzed each security’s expected cash flows. The assumptions used in the cash flow analysis were developed following a review of the financial condition of the individual obligors in the pools. The analysis concluded that disruption of our cash flows due to defaults by issuers was currently not expected to occur in three of the four securities owned. As a result of uncertainties in the market place affecting companies in the financial services industry, it is at least reasonably possible that a change in the estimate will occur in the near term. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the company does not consider those investments to be other than temporarily impaired at March 31, 2009.
The Other Than Temporary Impairment (OTTI) analysis of one of the CDO securities indicated that its impairment most likely is not temporary. FSP FAS 115-2 and FAS124-2 requires entities to split OTTI charges between credit losses, which are charged to earnings, and other impairment, which is charged to Other Comprehensive Income (OCI). The CDO that has OTTI has a par value of $14.0 million, an amortized cost of $14.1 million, and a fair value of $7.7 million, resulting in an impairment of $6.4 million. The cash flow analysis indicated that the credit portion of the impairment was $769,000, which was charged to earnings. The remaining impairment of $5.6 million is included in OCI.
The Corporate Debt Securities consist of senior unsecured debt issued by regional banks and bank holding companies. The market values for these securities have declined over the last several months due to larger credit spreads on financial sector debt. The Company owns six bonds with maturities ranging from May, 2009 to February, 2019. The Company monitors the financial condition of each issuer by reviewing financial statements and industry analyst reports, and believes that the each of the issuers will be able to fulfill the obligations of these securities. The unrealized losses on investment securities are primarily the result of increases in market interest rates and not the result of credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the company does not consider those investments to be other than temporarily impaired at March 31, 2009.
7. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
Certain of the Bank’s assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets. These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below. The fair values of all financial instruments not discussed below (Cash and cash equivalents, Federal funds sold, Federal Home Loan Bank stock, Accrued interest receivable and other assets, Bank Owned Life Insurance, Federal funds purchased, and Interest payable and other liabilities) are estimated to be equal to their carrying amounts as of March 31, 2009 and December 31, 2008.

INVESTMENT SECURITIES
Fair value for the Bank’s investment securities was determined using the market value in active markets, where available. When not available, fair values are estimated using the fair value hierarchy. In the fair value hierarchy, Level 2 fair values are determined using observable inputs other than Level 1 market prices, such as quoted prices for similar assets. Level 3 values are determined using unobservable inputs, such as discounted cash flow projections. These Estimated Market Values are disclosed in Note 6. The fair value disclosures required by FAS 157 are in Note 8.
LOANS, NET
The fair value of all loans is estimated by discounting the future cash flows associated with the loans, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair value of loans at March 31, 2009, net of the allowance for loan losses, is $922,009,000, compared to the carrying amount of $902,166,000. The estimated fair value of loans at December 31, 2008, net of the allowance for loan losses, was $954,051,000, compared to the carrying amount of $923,204,000.
OTHER TIME DEPOSITS
The fair value of other time deposits, consisting of fixed maturity certificates of deposit, is estimated by discounting the related cash flows using the rates currently offered for deposits of similar remaining maturities. The estimated fair value of other time deposits at March 31, 2009 is $476,948,000, compared to the carrying amount of $487,073,000. The estimated fair value of other time deposits at December 31, 2008 was $521,272,000, compared to the carrying amount of $514,316,000.
FHLB ADVANCES AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
A portion of the Federal Home Loan Bank advances in the accompanying consolidated balance sheets were written with a put option that allows the Federal Home Loan Bank to require repayment or conversion to a variable rate advance. The fair value of these putable Federal Home Loan Bank advances is estimated using the binomial lattice option pricing method. The estimated fair value of putable Federal Home Loan Bank advances at March 31, 2009 is $137,185,000, compared to the carrying amount of $130,000,000. The estimated fair value of putable Federal Home Loan Bank advances at December 31, 2008 was $138,870,000, compared to the carrying amount of $130,000,000.
The estimated fair value of the variable rate advances at March 31, 2009 is $130,889,000, compared to the carrying amount of $123,000,000. The estimated fair value of the variable rate advances at December 31, 2008 was $131,491,000, compared to the carrying amount of $123,000,000.
The estimated fair value of the fixed rate Federal Home Loan Bank advances at March 31, 2009 was $8,757,000, compared to the carrying amount of $8,500,000. The estimated fair value of the fixed rate Federal Home Loan Bank advances at December 31, 2008 was $8,800,000, compared to the carrying amount of $8,500,000.
The estimated fair value of the Securities Sold under Repurchase Agreements at March 31, 2009 was $34,485,000, compared to the carrying amount of $30,000,000. The estimated fair value of the Securities Sold under Repurchase Agreements at December 31, 2008 was $33,840,000, compared to the carrying amount of $30,000,000.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
The fair values of commitments to extend credit and standby letters of credit and financial guarantees written are estimated using the fees currently charged to engage into similar agreements. The fair values of these instruments are not significant.
8. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s assets measured at fair value on a recurring basis at March 31, 2009, and the valuation techniques used by the Company to determine those fair values.
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
Assets measured at fair value on a recurring basis are as follows (000’s omitted):

Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable	Balance at
	(Level 1)	(Level 2)	Inputs (Level 3)	March 31, 2009
Investment Securities — Available for Sale	$313,801	$50,721	$13,155	$377,677
The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment
Securities -
Available for Sale
Balance at December 31, 2008	$19,746
Total realized and unrealized gains (losses) included in income	(769)
Total unrealized gains (losses) included in other comprehensive income	(5,822)
Net purchases, sales, calls and maturities	—
Net transfers in/out of Level 3	—

Balance at March 31, 2009	$13,155
Of the Level 3 assets that were held by the Company at March 31, 2009, the unrealized loss for the three months ended March 31, 2009 was $5,822,000, which is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.
The Company owns pooled Trust Preferred Securities (“TRUPs) with a fair value of $12,727,000 as of March 31, 2009. Trading of these types of securities is only conducted on a distress sale or forced liquidation basis. As a result, the Company measures the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.
The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include loans and Other Real Estate Owned. The Company estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.
Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

		Quoted Prices in			Total Losses for
	Balance at	Active Markets for	Significant Other	Significant	the three months
	March 31,	Identical Assets	Observable Inputs	Unobservable	ended March 31,
	2009	(Level 1)	(Level 2)	Inputs (Level 3)	2009
Impaired loans accounted for under FAS 114	$47,582	$—	$—	$47,582	$3,508
Other Real Estate Owned	$20,722	$—	$20,722	$—	$1,856
Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogenous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). Other Real Estate Owned (OREO) consists of property received in full or partial satisfaction of a receivable. The Company utilizes independent appraisals to estimate the fair value of OREO properties.
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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	March 31,	December 31,
	2009	2008

Commitments to extend credit:
Unused portion of commercial lines of credit	$67,747	$62,537
Unused portion of credit card lines of credit	5,722	5,872
Unused portion of home equity lines of credit	20,487	20,200
Standby letters of credit and financial guarantees written	6,896	7,297
All other off-balance sheet assets	7,470	3,682
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
MBT Financial Corp. (the “Company) is a bank holding company with one subsidiary, Monroe Bank & Trust (“the Bank”). The Bank is a commercial bank with two wholly owned subsidiaries, MBT Credit Company, Inc. and MB&T Financial Services. MBT Credit Company, Inc. conducts lending operations for the Bank and MB&T Financial Services is an insurance agency which sells insurance policies to the Bank. The Bank operates 18 branch offices in Monroe County, Michigan and 7 offices in Wayne County, Michigan. The Bank’s primary source of income is interest income on its loans and investments and its primary expense is interest expense on its deposits and borrowings.
The ongoing challenges in the national economy generally and in the southeast Michigan economy in particular, with increasing unemployment and decreasing real estate values, continue to have a negative impact on our performance. We monitor the quality of our loan portfolios closely, and we decided that the decrease in real estate values necessitated write downs of some of our Other Real Estate Owned this quarter. The decrease in the value of real estate collateral also required an increase in the allowance for loan losses. Our Allowance for Loan Losses is now $21.8 million, or 2.35% of loans. Non performing assets (NPAs) increased from $73.0 million to $79.0 million during the quarter, as non accrual loans increased $2.6 million and OREO increased $3.6 million.
Net Interest Income decreased $240,000 compared to the first quarter of 2008 even though the net interest margin improved as the average earning assets decreased. The provision for loan losses increased from $1.2 million in the first quarter of 2008 to $4.2 million in 2009 to cover the net charge offs of $975,000 and to fund the increase in the Allowance for Loan Losses mentioned above. Non interest income, excluding securities transactions, decreased $443,000 compared to last year as Wealth Management fees decreased due to lower market values for investments, origination fees on mortgage loans sold decreased due to a significant decline in real estate lending activity, and NSF fees decreased due to a significant decrease in overdraft activity. We are beginning to see the benefits of our cost reduction initiatives, however, credit related expenses and an increase in FDIC insurance costs caused total non interest expenses to increase $2.3 million. We expect credit related expenses to remain high, but we will see meaningful expense improvement in most other areas.
Our capital levels remain strong, and well above regulatory minimums required to be considered a well-capitalized institution. As of March 31, 2009 our total capital was $116,096,000. We believe that we have ample liquidity to meet the needs of our qualified loan customers, and continue to maintain a financially sound and solvent balance sheet. Due to the low level of earnings last year, and the continued poor earnings and economic outlook, our board of directors decided to reduce the quarterly dividend from $0.09 to $0.01 during the first quarter. This preserved $1.3 million of capital this quarter. Even with the loss of $0.08 per share during the quarter, the dividend reduction and a reduction in our assets allowed us to strengthen our capital ratios during the first quarter. Our board will continue to evaluate all options concerning the payment of our dividend each quarter.
In May, 2009 the Bank agreed to an informal memorandum of understanding with its regulators to establish, among other things, reporting regularly to the regulators about our operations, financial condition, and efforts to mitigate risks. As a part of this informal program the Bank has agreed to take certain actions to improve the Bank’s credit administration and to develop a written plan to attain a minimum Tier 1 Leverage Capital ratio of 8%. Management has begun the development of a capital plan for approval by the Company’s Board and timely submission to its regulatory agencies. A failure to meet its commitment regarding these corrective actions could result in more formal regulatory actions. The Bank’s Tier 1 Leverage Capital ratio was 7.87% as of March 31, 2009. Bank management and its Board of Directors have been targeting its capital ratio to the 8% level since 2007, and believe that its current plan for risk mitigation, profitability, and capital management will allow the company to achieve this target during 2009.
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
In April 2009, the FASB issued three FASB Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs are effective for interim or annual periods beginning after June 15, 2009. The Company elected early adoption of these three FSPs in the first quarter of 2009.
Financial Condition
Economic conditions remained weak during the first three months of 2009. Rising unemployment and decreasing property values resulted in decreases in loans and an increase in nonperforming assets since the end of 2008. Although the decrease in interest rates and the steepening of the yield curve helped the net interest margin improve, the decrease in earning assets resulted in a small decrease in net interest income, and the poor economic conditions caused a significantly larger provision for loan losses, and higher credit related non interest expenses. While some lending opportunities exist, the economy is expected to remain weak throughout 2009. The Company does not expect any significant deposit or asset growth in 2009 and intends to continue to focus efforts on credit quality, capital management, and risk mitigation.
Since December 31, 2008, total loans decreased $17.8 million (1.9%) due to the weak loan demand. Total cash and investments decreased $62.3 million (12.4%), and total assets decreased $76.5 million (4.9%). Residential real estate secured loans decreased $16.1 million (3.7%) due to a decrease in residential development activity. Deposits decreased $69.2 million, or 6.1%, due to continued reduction in the amount of brokered certificates of deposit and a less competitive pricing strategy which is designed to reduce the amount of deposits and the average cost of deposits while managing our interest rate risk. Total capital decreased $4.9 million or 4.0% because of the net loss of $1.6 million, and the $3.5 million decrease in accumulated other comprehensive income (AOCI). AOCI decreased due to the decrease in the value of securities available for sale. Even though total capital decreased, the decrease in total assets caused the capital to assets ratio to increase from 7.74% at December 31, 2008 to 7.81% at March 31, 2009.
The amount of nonperforming assets (“NPAs”) increased $6.0 million or 8.2% since year end. NPAs include non performing loans, which increased 4.5% from $53.8 million to $56.2 million, and Other Real Estate Owned and Other Assets (“OREO”), which increased from $19.2 million to $22.8 million. Total problem assets, which includes all NPAs and performing loans that are internally classified as substandard, increased $17.2 million, or 12.6%. The Company’s Allowance for Loan and Lease Losses (“ALLL”) increased $3.2 million since December 31, 2008, as the amount of specific allocations required by FAS 114 increased from $5.2 million to $8.7 million, mainly due to decreased values of real estate collateral. The FAS 5 portion of the allowance decreased slightly from $13.2 million to $12.9 million because the impact of the decrease in the size of the loan portfolio was greater than the impact of the increase in the loss factors. The loss factors, which include five year loss averages, and adjustments for various current factors, such as recent delinquency and charge off trends and national and local economic conditions, were increased due to the weak economic conditions and declining real estate values. The ALLL is now 2.35% of loans, compared to 1.97% at year end. The ALLL is 38.7% of NPLs, an increase from 34.4% at year end. We believe that at this level the ALLL adequately estimates the potential losses in the loan portfolio.

Results of Operations — First Quarter 2009 vs. First Quarter 2008
Net Interest Income — A comparison of the income statements for the three months ended March 31, 2008 and 2009 shows a decrease of $240,000, or 2.3% in Net Interest Income. Interest income on loans decreased $2.8 million or 17.2% as the average loans outstanding decreased $63.3 million and the average yield on loans decreased from 6.62% to 5.90%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $380,000 even though the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $24.6 million as the yield decreased from 5.21% to 4.65%. An improvement in the term structure of interest rates and a decrease in the overall level of interest rates allowed funding costs to decrease faster than asset yields. The interest expense on deposits decreased $2.0 million or 26.3% even though average deposits only decreased $8.7 million as the average cost of those deposits decreased from 2.72% to 2.03%. The cost of borrowed funds decreased $1.0 million as the average amount of borrowed funds decreased $13.6 million and the average cost of the borrowings decreased from 5.58% to 4.51%.
Provision for Loan Losses — The Provision for Loan Losses increased from $1.2 million in the first quarter of 2008 to $4.2 million in the first quarter of 2009 due to increased non performing loans and weaker economic conditions. Net charge offs were $975,000 during the first quarter of 2009, compared to $3.7 million in the first quarter of 2008. Each quarter, the Company conducts a review and analysis of its ALLL to ensure its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions.
Other Income — Non interest income, excluding securities transactions, decreased $443,000 or 11.3% compared to the first quarter of 2008. Although we have been successful in attracting new business in our Wealth Management Group, income decreased 18.9% due to decreasing market values of investments. Service charges and other fees decreased $170,000, or 11.1%, primarily due to a decrease in NSF fees on checking accounts. Mortgage loan activity slowed sharply over the last three quarters, and the origination fees on mortgage loans sold decreased $84,000, or 43.5%. The loss of $163,000 on securities transactions in the first quarter of 2009 included gains on sales of $606,000 and a write down of $769,000 to recognize the Other Than Temporary Impairment of one of the pooled trust preferred CDOs that the Bank owns. There is not an active market for these securities, so they are valued using a discounted cash flow model according to FAS 157.
Other Expenses — Total non interest expenses increased $2.3 million or 23.7% compared to the first quarter of 2008 primarily due to higher credit related expenses and an increase in our FDIC insurance assessment. Salaries and Employee Benefits decreased $148,000, or 2.7%, primarily due to a reduction in the incentive compensation accrual. Occupancy expense decreased $81,000 or 8.1% due to lower depreciation and maintenance costs. Costs were well contained in equipment, marketing, and professional fees, which as a group only increased $10,000, or 0.7%. Losses on OREO transactions increased $1.8 million compared to the first quarter last year as we wrote down the carrying values of numerous properties this year due to the continued decline in market values. This included a write down of $835,000 on a residential development property that the Bank agreed to sell after the end of the first quarter. The Bank had previously planned to liquidate the asset through individual lot sales, but opted to accept a discounted offer for the entire asset. While this increased the first quarter loss, it will result in a reduction of approximately $465,000 in OREO in the second quarter and a reduction in the future carrying costs that would have been incurred during a longer liquidation process. FDIC insurance premium expense increased $404,000 because the Bank utilized its remaining assessment credits in 2008. Other significant expense increases were $142,000 in OREO carrying costs, and $131,000 in collection expense.

As a result of the above activity, the Income Before Income Taxes decreased $6.2 million to a loss of $2.7 million. The income tax expense decreased $2.2 million from $0.9 million to a benefit of $1.3 million. The Net Loss of $1.4 million is a decrease of $4.0 million from the profit of $2.6 million in the first quarter of 2008.
Cash Flows
Cash flows from operating activities decreased from $1.0 million in the first quarter of 2008 to minus $3.2 million in the first quarter of 2009 due to the decrease in net income and the increase in interest receivable and other assets. Cash flows provided by investing activities increased from $2.4 million in the first three months of 2008 to $45.2 million in the first three months of 2009 primarily due to a decrease in the amount of investment securities purchased, an increase in the amount of investment securities sold, and a decrease in loans in the first three months of 2009. A significant portion of the investment activity proceeds was used to fund the reduction in deposits. The amount of cash used for financing activities increased from $3.6 million in the first three months of 2008 to $70.6 million in the first three months of 2009 primarily due to a decrease in deposits in the first three months of 2009.
Liquidity and Capital
The Company maintains sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds lines that have been established with correspondent banks, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of March 31, 2009, the Bank utilized $261.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and none of its $50 million of federal funds lines with its correspondent banks.
The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios violate the guidelines. Throughout the third quarter of 2008 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.
Total stockholders’ equity of the Company was $116.1 million at March 31, 2009 and $121.0 million at December 31, 2008. The ratio of equity to assets was 7.8% at March 31, 2009 and 7.7% at December 31, 2008. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Company and the Bank:

			Minimum to Qualify as
	Actual		Well Capitalized
	Amount	Ratio	Amount	Ratio

As of March 31, 2009:
Total Capital to Risk-Weighted Assets
Consolidated	$134,796	12.77%	$105,569	10%
Monroe Bank & Trust	133,481	12.65%	105,480	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	121,459	11.51%	63,341	6%
Monroe Bank & Trust	120,154	11.39%	63,288	6%
Tier 1 Capital to Average Assets
Consolidated	121,459	7.95%	76,348	5%
Monroe Bank & Trust	120,154	7.87%	76,306	5%

			Minimum to Qualify as
	Actual		Well Capitalized
	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Total Capital to Risk-Weighted Assets
Consolidated	$136,286	12.74%	$106,980	10%
Monroe Bank & Trust	134,853	12.62%	106,895	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	122,820	11.48%	64,188	6%
Monroe Bank & Trust	121,398	11.36%	64,137	6%
Tier 1 Capital to Average Assets
Consolidated	122,820	7.82%	78,543	5%
Monroe Bank & Trust	121,398	7.73%	78,495	5%
At March 31, 2009 and December 31, 2008, the Bank was in compliance with the capital guidelines and is considered “well-capitalized” under regulatory standards.
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U. S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (“CPP”), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. On November 6, 2008, the Company’s board of directors authorized application for participation in the CPP at 3% of its Risk Weighted Assets. Participation in the program is not automatic and subject to approval by the Treasury. On January 29, 2009, the Board of Directors of the Company decided to withdraw the Company’s application for participation in the CPP. The board determined that the Company had adequate capital and liquidity and that it did not need to incur the costs of participating in the program.
Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank’s earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank’s market risk is monitored monthly and it has not changed significantly since year-end 2008.
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
The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in net interest income, in its policy. At the end of 2008, the estimated variability of the net interest income exceeded the Bank’s established policy limits for the minus 200 and minus 300 basis point rate scenarios. For the first three months of 2009, the estimated variability of the net interest income exceeded the Bank’s established policy limit for the minus 300 basis point rate scenario. Because current interest rates are at historically low levels, it is not probable that rates would decrease 300 basis points, and the ALCO determined that no corrective action is required.
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
The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first three months of 2009, the estimated variability of the net interest income was within the Bank’s established policy limits.
The Bank’s interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2008.
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II Other Information
Item 1. Legal Proceedings
MBT Financial Corp. and its subsidiaries are not a party to, nor is any of their property the subject of any material legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.
Item 1A. Risk Factors
There have been no material changes in the risk factors disclosed by the Company in its Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 2, 2009, 109,500 Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain key executives in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. The SOSARs have a term of ten years and vest in three equal annual installments beginning December 31, 2009. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant. Each award was granted pursuant to a Stock Only Stock Appreciation Rights Agreement (the “SOSAR Agreement”) entered into with each award recipient. The SOSARS may be exercised in whole or in part during the term by giving written notice of exercise to the Company specifying the number of shares in respect of which the SOSAR is being exercised. Upon the exercise of a SOSAR, subject to satisfaction of the tax withholding requirements, each holder is entitled to receive the number of shares equal in value to the excess of the fair market value of a share on the exercise date over the exercise price of the SOSAR multiplied by the number of SOSARS being exercised. The above disclosure provides only a summary of the terms of each award. The general form of the SOSAR Agreement is provided as an exhibit to this Report.
On January 2, 2009, 19,800 performance restricted stock units were awarded to certain key executives in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. Each restricted stock unit (“RSU”) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a three year performance period that ends on December 31, 2011 based on the cumulative earnings per share during that three year period. The RSUs vest on December 31, 2011. No RSUs will be considered vested and earned for payment if the Company’s three year cumulative earnings per share are less than $0.05. The above disclosure provides only a summary of the terms of each award. Each RSU award was granted pursuant to a Restricted Share Unit Agreement (the “RSU Agreement”) entered into with each award recipient, the general form of which is provided as an exhibit to this Report.
On January 2, 2009, 15,000 restricted shares were awarded to certain key executives in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. The restricted shares will vest on December 31, 2011. The above disclosure provides only a summary of the terms of each award. The general form of the Restricted Share Agreement is provided as an exhibit to this Report.
On January 2, 2009, 32,000 Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain directors in exchange for a portion of their quarterly retainer in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. The eight participating directors each exchanged $2,000 of their annual retainer for 4,000 SOSARs. The SOSARs have a term of ten years and vest on December 31, 2009. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant. Each award was granted pursuant to a Stock Only Stock Appreciation Rights Agreement (the “SOSAR Agreement”) entered into with each award recipient. The SOSARS may be exercised in whole or in part during the term by giving written notice of exercise to the Company specifying the number of shares in respect of which the SOSAR is being exercised. Upon the exercise of a SOSAR, subject to satisfaction of the tax withholding requirements, each holder is entitled to receive the number of shares equal in value to the excess of the fair market value of a share on the exercise date over the exercise price of the SOSAR multiplied by the number of SOSARS being exercised. The above disclosure provides only a summary of the terms of each award. The general form of the SOSAR Agreement is provided as an exhibit to this Report.
These transactions were not registered under the Securities Act of 1933 (the “Act”), but were made in reliance upon the exemption from registration contained in Section 4(2) thereof.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
No matters to be reported.

Item 6. Exhibits
The following exhibits are filed as a part of this report:
3.1	Restated Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.

3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.

10.1	MBT Financial Corp. 2008 Stock Incentive Plan. Previously filed as Exhibit 10 to MBT Financial Corp.’s Form 8-K filed on June 5, 2008.

10.2	Form of Stock Only Stock Appreciation Rights Agreement under the MBT Financial Corp. 2008 Stock Incentive Plan.

10.3	Form of Restricted Share Unit Agreement under the MBT Financial Corp. 2008 Stock Incentive Plan.

10.4	Form of Restricted Share Agreement under the MBT Financial Corp. 2008 Stock Incentive Plan.

10.5	Form of Stock Only Stock Appreciation Rights Agreement under the MBT Financial Corp. 2008 Stock Incentive Plan.

31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MBT Financial Corp.

(Registrant)

May 8, 2009	By	/s/ H. Douglas Chaffin

Date		H. Douglas Chaffin
President &
Chief Executive Officer

May 8, 2009	By	/s/ John L. Skibski

Date		John L. Skibski
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
3.1	Restated Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.

3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.

10.1	MBT Financial Corp. 2008 Stock Incentive Plan. Previously filed as Exhibit 10 to MBT Financial Corp.’s Form 8-K filed on June 5, 2008.

10.2	Form of Stock Only Stock Appreciation Rights Agreement under the MBT Financial Corp. 2008 Stock Incentive Plan.

10.3	Form of Restricted Share Unit Agreement under the MBT Financial Corp. 2008 Stock Incentive Plan.

10.4	Form of Restricted Share Agreement under the MBT Financial Corp. 2008 Stock Incentive Plan.

10.5	Form of Stock Only Stock Appreciation Rights Agreement under the MBT Financial Corp. 2008 Stock Incentive Plan.

31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.