Form 10-Q
period 2009-06-30
MBT FINANCIAL CORP
filed 2009-08-10
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-30973
MBT FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Michigan	38-3516922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of August 6, 2009, there were 16,192,352 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1.	Financial Statements
MBT FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009
Dollars in thousands	(Unaudited)	December 31, 2008

ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$18,047	$24,463
Interest bearing	5,513	26,323

Total cash and cash equivalents	23,560	50,786

Securities - Held to Maturity	40,578	46,840
Securities - Available for Sale	351,473	406,117
Federal Home Loan Bank stock - at cost	13,086	13,086
Loans held for sale	825	784
Loans - Net	885,656	922,420
Accrued interest receivable and other assets	46,517	43,973
Bank Owned Life Insurance	47,592	45,488
Premises and Equipment - Net	32,295	32,907

Total assets	$1,441,582	$1,562,401

LIABILITIES
Deposits:
Non-interest bearing	$128,254	$144,585
Interest-bearing	911,225	991,493

Total deposits	1,039,479	1,136,078

Federal Home Loan Bank advances	248,500	261,500
Repurchase agreements	30,000	30,000
Interest payable and other liabilities	13,593	13,846

Total liabilities	1,331,572	1,441,424

STOCKHOLDERS’ EQUITY
Common stock (no par value; 30,000,000 shares authorized, 16,178,121 and 16,148,482 shares issued and outstanding)	496	321
Retained Earnings	115,832	122,896
Accumulated other comprehensive loss	(6,318)	(2,240)

Total stockholders’ equity	110,010	120,977

Total liabilities and stockholders’ equity	$1,441,582	$1,562,401

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended June 30,
Dollars in thousands, except per share data	2009	2008

Interest Income
Interest and fees on loans	$13,165	$15,771
Interest on investment securities-
Tax-exempt	865	818
Taxable	3,828	4,798
Interest on balances due from banks	12	—

Total interest income	17,870	21,387

Interest Expense
Interest on deposits	4,582	6,368
Interest on borrowed funds	3,103	3,892

Total interest expense	7,685	10,260

Net Interest Income	10,185	11,127
Provision For Loan Losses	8,000	2,700

Net Interest Income After
Provision For Loan Losses	2,185	8,427

Other Income
Income from wealth management services	906	1,119
Service charges and other fees	1,432	1,586
Net gain on sales of securities	50	23
Origination fees on mortgage loans sold	122	91
Bank owned life insurance income	296	275
Other	824	764

Total other income	3,630	3,858

Other Expenses
Salaries and employee benefits	5,400	5,441
Occupancy expense	727	916
Equipment expense	771	848
Marketing expense	279	356
Professional fees	409	455
Collection expenses	101	95
Net loss on other real estate owned	4,174	354
Other real estate owned expenses	467	432
FDIC Deposit Insurance Assessment	1,250	136
Other	1,011	1,130

Total other expenses	14,589	10,163

Income (Loss) Before Income Taxes	(8,774)	2,122
Income Tax Expense (Benefit)	(3,401)	404

Net Income (Loss)	$(5,373)	$1,718

Basic Earnings (Loss) Per Common Share	$(0.33)	$0.11

Diluted Earnings (Loss) Per Common Share	$(0.33)	$0.11

Common Stock Dividends Declared Per Share	$0.01	$0.18

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Six Months Ended June 30,
Dollars in thousands, except per share data	2009	2008

Interest Income
Interest and fees on loans	$26,765	$32,199
Interest on investment securities-
Tax-exempt	1,742	1,633
Taxable	8,328	9,754
Interest on balances due from banks	27	—
Interest on federal funds sold	—	1

Total interest income	36,862	43,587

Interest Expense
Interest on deposits	10,106	13,859
Interest on borrowed funds	6,358	8,148

Total interest expense	16,464	22,007

Net Interest Income	20,398	21,580
Provision For Loan Losses	12,200	3,900

Net Interest Income After
Provision For Loan Losses	8,198	17,680

Other Income
Income from trust services	1,820	2,246
Service charges and other fees	2,788	3,112
Net gain on sales of securities	656	48
Other Than Temporary Impairments on securities	(6,400)	—
Portion of loss recognized in other comprehensive income	5,631	—
Origination fees on mortgage loans sold	231	284
Bank Owned Life Insurance income	665	630
Other	1,570	1,500

Total other income	6,961	7,820

Other Expenses
Salaries and employee benefits	10,834	11,023
Occupancy expense	1,641	1,911
Equipment expense	1,619	1,676
Marketing expense	521	597
Professional fees	867	924
Collection expense	564	427
Net loss on other real estate	6,030	389
Other real estate owned expense	766	588
FDIC deposit insurance assessment	1,686	168
Other	2,058	2,158

Total other expenses	26,586	19,861

Income (Loss) Before Income Taxes	(11,427)	5,639
Income Tax Expense (Benefit)	(4,687)	1,274

Net Income (Loss)	$(6,740)	$4,365

Basic Earnings (Loss) Per Common Share	$(0.42)	$0.27

Diluted Earnings (Loss) Per Common Share	$(0.42)	$0.27

Common Stock Dividends Declared Per Share	$0.02	$0.36

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
Dollars in thousands	2009	2008

Cash Flows from Operating Activities
Net Income (Loss)	$(6,740)	$4,365
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	12,200	3,900
Depreciation	1,135	1,454
(Increase) decrease in net deferred Federal income tax asset	(4,302)	239
Net (accretion) amortization of investment premium and discount	107	15
Writedowns of Other Real Estate Owned	5,201	—
Net increase (decrease) in interest payable and other liabilities	(589)	175
Net increase in interest receivable and other assets	(3,241)	(4,728)
Equity based compensation expense	72	135
Net gain on sale/settlement of securities	(656)	(48)
Other Than Temporary Impairment of investment securities	769	—
Increase in cash surrender value of life insurance	(665)	(630)

Net cash provided by operating activities	$3,291	$4,877

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$8,105	$6,879
Proceeds from maturities and redemptions of investment securities available for sale	100,201	153,865
Proceeds from sales of investment securities available for sale	52,589	2,989
Net decrease in loans	24,523	6,391
Proceeds from sales of other real estate owned	3,226	1,548
Proceeds from sales of other assets	112	96
Purchase of investment securities held to maturity	(1,837)	(150)
Purchase of Bank Owned Life Insurance	(1,439)	—
Purchase of investment securities available for sale	(104,310)	(164,903)
Purchase of bank premises and equipment	(576)	(967)

Net cash provided by investing activities	$80,594	$5,748

Cash Flows from Financing Activities
Net decrease in deposits	$(96,599)	$(44,210)
Net increase in short term borrowings	—	41,200
Net decrease in securities sold under agreements to repurchase	—	(5,000)
Net decrease in Federal Home Loan Bank borrowings	(13,000)	—
Proceeds from issuance of common stock	103	64
Dividends paid	(1,615)	(5,806)

Net cash used for financing activities	$(111,111)	$(13,752)

Net Decrease In Cash and Cash Equivalents	$(27,226)	$(3,127)

Cash and Cash Equivalents at Beginning Of Period	50,786	25,113

Cash And Cash Equivalents At End Of Period	$23,560	$21,986

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - UNAUDITED

			Accumulated
			Other
	Common	Retained	Comprehensive
Dollars in thousands	Stock	Earnings	Income (Loss)	Total

Balance - January 1, 2009	$321	$122,896	$(2,240)	$120,977

Issuance of Common Stock (38,795 shares)
Restricted stock awards (15,000 shares)	45	—	—	45
Other stock issued (23,795 shares)	58	—	—	58

Equity Compensation	72	—	—	72

Dividends declared ($0.02 per share)	—	(324)	—	(324)

Comprehensive income:
Net income (loss)	—	(6,740)	—	(6,740)
Change in net unrealized loss on securities available for sale - Net of tax effect of $1,241	—	—	(2,306)	(2,306)
Change in net unrealized loss on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings - Net of tax effect of $1,068			(1,983)	(1,983)
Reclassification adjustment for losses included in net income - Net of tax effect of $(39)	—	—	73	73
Change in postretirement benefit obligation Net of tax effect of $(74)	—	—	138	138

Total Comprehensive Income				(10,818)

Balance - June 30, 2009	$496	$115,832	$(6,318)	$110,010

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The unaudited consolidated financial statements include the accounts of MBT Financial Corp. (the “Company”) and its subsidiary, Monroe Bank & Trust (the “Bank”). The Bank includes the accounts of its wholly owned subsidiaries, MBT Credit Company, Inc. and MB&T Financial Services, Inc. The Bank operates eighteen branches in Monroe County, Michigan and seven branches in Wayne County, Michigan. MBT Credit Company, Inc. operates a mortgage loan office in Monroe County. The Bank’s primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Company’s sole business segment is community banking.
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
In accordance with FAS 157, the Corporation applied the following fair value hierarchy:
     Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. The Corporation’s U.S. government agency securities, government sponsored mortgage backed securities, and mutual fund investments where quoted prices are available in an active market generally are classified within Level 1 of the fair value hierarchy.
     Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Corporation’s borrowed funds and investments in obligations of states and political subdivisions are generally classified in Level 2 of the fair value hierarchy. Fair values for these instruments are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.
     Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Private equity investments and trust preferred collateralized debt obligations are classified within Level 3 of the fair value hierarchy. Fair values are initially valued based on transaction price and are adjusted to reflect exit values.
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
In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, Subsequent Events (FAS 165). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Specifically, FAS 165 defines: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and 3) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through August 7, 2009, the date the financial statements were issued, and no subsequent events occurred that requiring disclosure or accrual.
In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards of Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. The FASB Accounting Standards of Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will comply with the requirements of the Statement beginning in the third quarter of 2009.
2. EARNINGS PER SHARE
The calculation of net income per common share for the three months ended June 30 is as follows:

	2009	2008

Basic
Net income (loss)	$(5,373,000)	$1,718,000
Less preferred dividends	—	—

Net income (loss) applicable to common stock	$(5,373,000)	$1,718,000

Average common shares outstanding	16,182,528	16,130,806

Earnings (loss) per common share - basic	$(0.33)	$0.11

	2009	2008

Diluted
Net income	$(5,373,000)	$1,718,000
Less preferred dividends	—	—

Net income applicable to common stock	$(5,373,000)	$1,718,000

Average common shares outstanding	16,182,528	16,130,806
Stock option adjustment	—	31,375

Average common shares outstanding - diluted	16,182,528	16,162,181

Earnings per common share - diluted	$(0.33)	$0.11

The calculation of net income per common share for the six months ended June 30 is as follows:

	2009	2008

Basic
Net income (loss)	$(6,740,000)	$4,365,000
Less preferred dividends	—	—

Net income (loss) applicable to common stock	$(6,740,000)	$4,365,000

Average common shares outstanding	16,174,231	16,128,926

Earnings (loss) per common share - basic	$(0.42)	$0.27

	2009	2008

Diluted
Net income (loss)	$(6,740,000)	$4,365,000
Less preferred dividends	—	—

Net income (loss) applicable to common stock	$(6,740,000)	$4,365,000

Average common shares outstanding	16,174,231	16,128,926
Stock option adjustment	—	31,375

Average common shares outstanding - diluted	16,174,231	16,160,301

Earnings (loss) per common share - diluted	$(0.42)	$0.27

3. STOCK BASED COMPENSATION
Stock Options - The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

		Weighted Average
	Shares	Exercise Price

Options Outstanding, January 1, 2009	541,976	$17.42
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options Outstanding, June 30, 2009	541,976	$17.42

Options Exercisable, June 30, 2009	513,646	$17.54

Restricted Stock Unit Awards - On January 2, 2009, performance restricted stock units were awarded to certain key executives in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. Each restricted stock unit (RSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a three year performance period that ends on December 31, 2011 based on the cumulative earnings per share during that three year period. The RSUs vest on December 31, 2011. There were 19,800 RSUs granted, and none will be considered vested and earned for payment if the Company’s three year cumulative earnings per share are less than $0.05. The amount of RSUs that will vest on December 31, 2011 is based on the three year cumulative earnings per share achieved by the company during the vesting period as shown in the following schedule:

Three Year Cumulative Fully Diluted EPS for the
Performance Period Ending December 31, 2011	Percent PSUs Vested

$0.15	100%
$0.10	75%
$0.05	50%
Restricted Stock Awards - On January 2, 2009, 15,000 restricted shares were awarded to certain key executives in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. The restricted shares will vest on December 31, 2011.
Stock Only Stock Appreciation Rights (SOSARs) - On January 2, 2009, Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain key executives in accordance with the

MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. The SOSARs have a term of ten years and vest in three equal annual installments beginning December 31, 2009. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant.
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
The fair value of $0.52 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 25.8%, a risk free rate of 3.38% and dividend yield of 4.87%. The following table summarizes the SOSARs that have been granted:

		Weighted Average
	Shares	Exercise Price

SOSARs Outstanding, January 1, 2009	99,500	$8.53
Granted	141,500	3.03
Exercised	—	—
Forfeited	9,500	5.06

SOSARs Outstanding, June 30, 2009	231,500	$5.31

SOSARs Exercisable, June 30, 2009	35,345	$8.53

The total expense for equity based compensation was $40,000 in the second quarter of 2009 and $45,000 in the second quarter of 2008. The total expense for equity based compensation was $80,000 in the first six months of 2009 and $135,000 in the first six months of 2008.
4. LOANS
The Bank grants commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan, southern Wayne County, Michigan, and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.
Loans consist of the following (000s omitted):

	June 30,	December 31,
	2009	2008

Residential real estate loans	$413,216	$439,133
Non-farm, non-residential real estate loans	351,356	352,935
Loans to finance agricultural production and other loans to farmers	9,790	9,763
Commercial and industrial loans	110,182	109,495
Loans to individuals for household, family, and other personal expenditures	25,275	29,901
All other loans (including overdrafts)	460	384

Total loans, gross	910,279	941,611
Less: Deferred loan fees	748	663

Total loans, net of deferred loan fees	909,531	940,948
Less: Allowance for loan losses	23,875	18,528

	$885,656	$922,420

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
The following table summarizes nonperforming assets (000’s omitted):

	June 30,	December 31,
	2009	2008

Nonaccrual loans	$61,917	$47,872
Loans 90 days past due	300	93
Restructured loans	7,552	5,811

Total nonperforming loans	$69,769	$53,776

Other real estate owned	16,189	17,156
Other assets	2,081	2,055
Nonperforming investment securities	945	—

Total nonperforming assets	$88,984	$72,987

Nonperforming assets to total assets	6.17%	4.67%
Allowance for loan losses to nonperforming loans	34.22%	34.45%
5. ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses during the quarter ended June 30 was as follows (000’s omitted):

	June 30, 2009	June 30, 2008

Balance beginning of quarter	$21,753	$17,683
Provision for loan losses	8,000	2,700
Loans charged off	(6,334)	(2,607)
Recoveries	456	317

Balance end of period	$23,875	$18,093

Activity in the allowance for loan losses during the six months ended June 30 was as follows (000’s omitted):

	June 30, 2009	June 30, 2008

Balance beginning of year	$18,528	$20,222
Provision for loan losses	12,200	3,900
Loans charged off	(7,909)	(6,562)
Recoveries	1,056	533

Balance end of period	$23,875	$18,093

For each period, the provision for loan losses in the income statement is based on Management’s estimate of the amount required to maintain an adequate Allowance for Loan Losses.
To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank’s customers, the payment performance of individual loans and pools of homogeneous loans,portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, or the loan’s observable market price.
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
6. INVESTMENT SECURITIES
The following is a summary of the Bank’s investment securities portfolio as of June 30, 2009 and December 31, 2008 (000’s omitted):

	Held to Maturity
	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Obligations of U.S. Government Agencies	$7	$—	$—	$7
Obligations of States and Political Subdivisions	40,571	187	(447)	40,311

	$40,578	$187	$(447)	$40,318

	Available for Sale
	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Obligations of U.S. Government Agencies	$274,014	$6,561	$(590)	$279,985
Obligations of States and Political Subdivisions	45,240	531	(456)	45,315
Trust Preferred CDO Securities	24,311	—	(10,701)	13,610
Corporate Debt Securities	11,756	—	(2,241)	9,515
Other Securities	2,974	74	—	3,048

	$358,295	$7,166	$(13,988)	$351,473

	Held to Maturity
	December 31, 2008
	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Obligations of U.S. Government Agencies	$7	$—	$—	$7
Obligations of States and Political Subdivisions	46,833	214	(1,011)	46,036

	$46,840	$214	$(1,011)	$46,043

		Available for Sale
		December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Obligations of U.S. Government Agencies	$322,767	$6,915	$(11)	$329,671
Obligations of States and Political Subdivisions	40,999	541	(426)	41,114
Trust Preferred CDO Securities	25,132	—	(5,761)	19,371
Corporate Debt Securities	15,170	—	(1,654)	13,516
Other Securities	2,386	59	—	2,445

	$406,454	$7,515	$(7,852)	$406,117

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008.

	June 30, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Aggregate	Unrealized	Aggregate	Unrealized	Aggregate	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of United States Government Agencies	$43,790	$590	$—	$—	$43,790	$590
Obligations of States and Political Subdivisions	13,009	402	13,498	501	26,507	903
Trust Preferred CDO Securities	—	—	13,610	10,701	13,610	10,701
Corporate Debt Securities	878	67	8,638	2,174	9,516	2,241

	$57,677	$1,059	$35,746	$13,376	$93,423	$14,435

	December 31, 2008
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Aggregate	Unrealized	Aggregate	Unrealized	Aggregate	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of United States Government Agencies	$8,791	$4	$1,500	$7	$10,291	$11
Obligations of States and Political Subdivisions	20,707	1,211	3,878	226	24,585	1,437
Trust Preferred CDO Securities	6,605	2,474	12,766	3,287	19,371	5,761
Corporate Debt Securities	12,516	1,654	—	—	12,516	1,654

	$48,619	$5,343	$18,144	$3,520	$66,763	$8,863

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the company does not consider those investments to be other than temporarily impaired at June 30, 2009.

The Trust Preferred CDO Securities are issued by companies in the financial services industry, including banks, thrifts, and insurance companies. Each of the four securities owned by the Company is in an unrealized loss position. The main reasons for the impairment are the overall decline in market values for financial industry securities and the lack of an active market for these types of securities in particular. In determining whether the impairment is not other-than-temporary, the Company analyzed each security’s expected cash flows. The assumptions used in the cash flow analysis were developed following a review of the financial condition of the individual obligors in the pools. The analysis concluded that disruption of our cash flows due to defaults by issuers was currently not expected to occur in the four securities owned. As a result of uncertainties in the market place affecting companies in the financial services industry, it is at least reasonably possible that a change in the estimate will occur in the near term. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the company does not consider those investments to be other than temporarily impaired at June 30, 2009.
The Corporate Debt Securities consist of senior unsecured debt issued by regional banks and bank holding companies. The market values for these securities have declined over the last several months due to larger credit spreads on financial sector debt. The Company owns six bonds with maturities ranging from December, 2009 to February, 2019. The Company monitors the financial condition of each issuer by reviewing financial statements and industry analyst reports, and believes that the each of the issuers will be able to fulfill the obligations of these securities. The unrealized losses on investment securities are primarily the result of increases in market interest rates and not the result of credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the company does not consider those investments to be other than temporarily impaired at June 30, 2009.
7. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
Certain of the Bank’s assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets. These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below. The fair values of all financial instruments not discussed below (Cash and cash equivalents, Federal funds sold, Federal Home Loan Bank stock, Accrued interest receivable and other assets, Bank Owned Life Insurance, Federal funds purchased, and Interest payable and other liabilities) are estimated to be equal to their carrying amounts as of June 30, 2009 and December 31, 2008.
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
The fair value of fixed and variable rate Federal Home Loan Bank advances and Securities Sold under Repurchase Agreements, is estimated by discounting the related cash flows using the rates currently available for borrowings of similar remaining maturities.
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
The fair values of commitments to extend credit and standby letters of credit and financial guarantees written are estimated using the fees currently charged to engage into similar agreements. The fair values of these instruments are not significant.
The carrying amounts and approximate fair values as of June 20, 2009 and December 31, 2008 are as follows (000’s omitted):

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and due from banks	$23,560	$23,560	$50,786	$50,786
Securities	392,051	391,791	452,957	452,160
Federal Home Loan Bank Stock	13,086	13,086	13,086	13,086
Loans, net	885,656	889,561	922,420	953,267

Financial Liabilities:
Demand, NOW, savings and money market savings deposits	592,390	592,390	621,762	621,762
Other time deposits	447,089	455,601	514,316	521,272
Borrowed funds
Variable Rate FHLB Advances	110,000	117,580	123,000	131,491
Fixed Rate FHLB Advances	8,500	8,649	8,500	8,800
Putable FHLB Advances	130,000	136,033	130,000	138,870
Repurchase Agreements	30,000	35,075	30,000	33,840
8. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s assets measured at fair value on a recurring basis at June 30, 2009, and the valuation techniques used by the Company to determine those fair values.

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
Assets measured at fair value on a recurring basis are as follows (000’s omitted):

	Quoted Prices		Significant
	in Active Markets	Significant Other	Unobservable
	for Identical	Observable Inputs	Inputs	Balance at June
	Assets (Level 1)	(Level 2)	(Level 3)	30, 2009
Investment Securities - Available for Sale	$291,147	$46,716	$13,610	$351,473
The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment
Securities -
Available for Sale
Balance at December 31, 2008	$19,746
Total realized and unrealized gains (losses) included in income	(769)
Total unrealized gains (losses) included in other comprehensive income	(5,367)
Net purchases, sales, calls and maturities	—
Net transfers in/out of Level 3	—

Balance at June 30, 2009	$13,610
Of the Level 3 assets that were held by the Company at June 30, 2009, the unrealized loss for the six months ended June 30, 2009 was $5,367,000, which is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.
Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.
The Company owns pooled Trust Preferred Securities (“TRUPs) with a fair value of $13,610,000 as of June 30, 2009. Trading of these types of securities is only conducted on a distress sale or forced liquidation basis. As a result, the Company measures the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.
The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include loans and Other Real Estate Owned. The Company estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

		Quoted Prices in
		Active Markets for	Significant Other	Significant	Total Losses for	Total Losses for
	Balance at	Identical Assets	Observable Inputs	Unobservable Inputs	the three months	the six months
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)	ended June 30, 2009	ended June 30, 2009
Impaired loans accounted for under FAS 114	$53,574	$—	$—	$53,574	$3,162	$6,670
Other Real Estate Owned	$16,189	$—	$16,189	$—	$4,174	$6,030
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
Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	June 30,	December 31,
	2009	2008

Commitments to extend credit:
Unused portion of commercial lines of credit	$63,439	$62,537
Unused portion of credit card lines of credit	5,751	5,872
Unused portion of home equity lines of credit	17,229	20,200
Standby letters of credit and financial guarantees written	6,279	7,297
All other off-balance sheet assets	5,144	3,682
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
The ongoing challenges in the national economy generally and in the southeast Michigan economy in particular, with increasing unemployment and decreasing real estate values, continue to have a negative impact on our performance. We monitor the quality of our loan portfolios closely, and we decided that the decrease in real estate values necessitated write downs of some of our Other Real Estate Owned this quarter. The decrease in the value of real estate collateral also required an increase in the allowance for loan losses. Our Allowance for Loan Losses is now $23.9 million, or 2.62% of loans. Non performing assets (NPAs) increased from $79.0 million to $89.0 million during the quarter, as non performing loans increased $13.6 million and OREO decreased $3.6 million. Total Problem Assets, which includes non performing assets and problem loans that are still performing, decreased $6.1 million, or 3.9% during the quarter
Net Interest Income decreased $942,000 compared to the second quarter of 2008 as the net interest margin and the average earning assets decreased. The provision for loan losses increased from $2.7 million in the second quarter of 2008 to $8 million in 2009 to cover the net charge offs of $5.9 million and to fund the increase in the Allowance for Loan Losses mentioned above. Non interest income decreased $228,000 compared to last year as Wealth Management fees decreased due to lower market values for investments and NSF fees decreased due to a significant decrease in overdraft activity. We are beginning to see the benefits of our cost reduction initiatives. However, credit related expenses and an increase in FDIC insurance costs caused total non interest expenses to increase $4.4 million. We expect credit related expenses to remain high, but we expect to see meaningful expense improvement in most other areas.
Our capital levels remain strong, and well above regulatory minimums required to be considered a well-capitalized institution. As of June 30, 2009 our total capital was $110,010,000. We believe that we have ample liquidity to meet the needs of our qualified loan customers, and continue to maintain a financially sound and solvent balance sheet. Due to the low level of earnings last year, and the continued poor earnings and economic outlook, our board of directors decided to reduce the quarterly dividend from $0.09 to $0.01 in 2009. Even with the loss of $0.33 per share during the second quarter, the dividend reduction and a reduction in our assets allowed us to maintain capital ratios in excess of the minimum to be considered “well capitalized” by regulators. Our board will continue to evaluate all options concerning the payment of our dividend each quarter.

In May, 2009 the Bank agreed to an informal memorandum of understanding with its regulators to establish, among other things, reporting regularly to the regulators about our operations, financial condition, and efforts to mitigate risks. As a part of this informal program the Bank has agreed to take certain actions to improve the Bank’s credit administration and to develop a written plan to attain a minimum Tier 1 Leverage Capital ratio of 8%. Management developed a capital plan that was approved by the Company’s Board and timely submitted to its regulatory agencies. A failure to meet its commitment regarding these corrective actions could result in more formal regulatory actions. The Bank’s Tier 1 Leverage Capital ratio was 7.83% as of June 30, 2009. Bank management and its Board of Directors have been targeting its capital ratio to the 8% level since 2007, and believe that its current plan for risk mitigation, profitability, and capital management will allow the company to achieve this target during 2009.
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
Recently Adopted Accounting Pronouncements
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
Financial Condition
Economic conditions remained weak during the second quarter of 2009. Rising unemployment and decreasing property values resulted in decreases in loans and an increase in nonperforming assets during the quarter. We continued to use maturities and sales of investments to decrease our borrowings and brokered certificates of deposits, which has helped preserve our net interest margin. This has also resulted in a decrease in total assets, which has enabled us to maintain a high capital ratio even though our capital decreased due to the loss. The decrease in earning assets resulted in a decrease in net interest income, and the poor economic conditions caused a significantly larger provision for loan losses, and higher credit related non interest expenses. While some lending opportunities exist, the economy is expected to remain weak in our market area into 2010. The Company expects low or slightly negative deposit and asset growth for the rest of 2009 and intends to continue to focus efforts on credit quality, capital management, and risk mitigation.
Since December 31, 2008, total loans decreased $31.4 million (3.3%) due to the weak loan demand. Total cash and investments decreased $88.1 million (17.1%), and total assets decreased $120.8 million (7.7%). Residential real estate secured loans decreased $25.9 million (5.9%) due to a decrease in residential development activity. Deposits decreased $96.6 million, or 8.5%, due to continued reduction in the amount of brokered certificates of deposit and a less competitive pricing strategy which is designed to reduce the amount of deposits and the average cost of deposits while managing our interest rate risk. Total capital decreased $11.0 million or 9.1% because of the net loss of $6.7 million, and the $4.1 million decrease in accumulated other comprehensive income (AOCI). AOCI decreased due to the decrease in the value of securities available for sale. Total capital decreased at a higher rate than total assets causing the capital to assets ratio to decrease from 7.74% at December 31, 2008 to 7.63% at June 30, 2009.
The amount of nonperforming assets (“NPAs”) increased $16.0 million or 21.9% since year end. NPAs include non performing loans, which increased 29.7% from $53.8 million to $69.8 million, and Other Real Estate Owned and Other Assets (“OREO”), which was unchanged at $19.2 million. Total problem assets, which includes all NPAs and performing loans that are internally classified as substandard, increased $11.1 million, or 8.1%. The Company’s Allowance for Loan and Lease Losses (“ALLL”) increased $5.3 million since December 31, 2008, as the amount of specific allocations required by FAS 114 increased from $5.2 million to $11.4 million, mainly due to decreased values of real estate collateral. The FAS 5 portion of the allowance decreased slightly from $13.2 million to $12.5 million because the impact of the decrease in the size of the loan portfolio was greater than the impact of the increase in the loss factors. The loss factors, which include five year loss averages, and adjustments for various current factors, such as recent delinquency and charge off trends and national and local economic conditions, were increased due to the weak economic conditions and declining real estate values. The ALLL is now 2.62% of loans, compared to 1.97% at year end. The ALLL is 34.2% of NPLs, compared to 34.4% at year end. We believe that at this level the ALLL adequately estimates the potential losses in the loan portfolio.
Results of Operations – Second Quarter 2009 vs. Second Quarter 2008
Net Interest Income — A comparison of the income statements for the three months ended June 30, 2008 and 2009 shows a decrease of $942,000, or 8.5% in Net Interest Income. Interest income on loans decreased $2.6 million or 16.5% as the average loans outstanding decreased $74.1 million and the average yield on loans decreased from 6.39% to 5.75%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $911,000 as the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $12.1 million and the yield decreased from 5.13% to 4.41%. An improvement in the term structure of interest rates and a decrease in the overall level of interest rates allowed funding costs to decrease faster than asset yields. The interest expense on deposits decreased $1.8 million or 28.0% as the average deposits decreased $21.6 million and the average cost of those deposits decreased from 2.38% to 1.74%. The cost of borrowed funds decreased $0.8 million as the average amount of borrowed funds decreased $45.4 million and the average cost of the borrowings decreased from 4.75% to 4.38%.
Provision for Loan Losses — The Provision for Loan Losses increased from $2.7 million in the second quarter of 2008 to $8.0 million in the second quarter of 2009 due to increased non performing loans and weaker economic conditions. Net charge offs were $5.9 million during the second quarter of 2009, compared to $2.3 million in the second quarter of 2008. Each quarter, the Company conducts a review and analysis of its ALLL to ensure its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions.
Other Income — Non interest income decreased $228,000 or 5.9% compared to the second quarter of 2008. Although we have been successful in attracting new business in our Wealth Management Group, income decreased 19.0% due to decreasing market values of investments. Service charges and other fees decreased $154,000, or 9.7%, primarily due to a decrease in NSF fees on checking accounts. Mortgage loan activity increased in the second quarter of 2009 due to an increase in the number of refinances, and the origination fees on mortgage loans sold increased $31,000, or 34.1%.
Other Expenses — Total non interest expenses increased $4.4 million or 43.6% compared to the second quarter of 2008 primarily due to higher credit related expenses and an increase in our FDIC insurance assessment. Salaries and Employee Benefits decreased $41,000, or 0.8%, primarily due to a reduction in the incentive compensation accrual. Occupancy expense decreased $189,000 or 20.6% due to lower depreciation, maintenance, and property tax expenses. Equipment expenses decreased $77,000, or 9.1% due to a decrease of $59,000 in depreciation expense. The advertising program was reduced in 2009, resulting in a decrease of $77,000, or 21.6% in marketing expense. Losses on OREO transactions increased $3.8 million compared to the second quarter last year due to a loss of $1.8 million on 37 properties sold at an auction in the second quarter of 2009. We also wrote down the carrying values of several properties this year due to the continued decline in market values. The properties sold had quarterly carrying costs of approximately $58,000. FDIC insurance premium expense increased $1.1 million due to a special assessment of $663,000 in the second quarter of 2009, an increase in our regular assessment rate from 7 basis points to nearly 22 basis points, and because the Bank utilized its remaining assessment credits in 2008. Excluding the OREO losses and expenses and the FDIC assessments, non interest expenses decreased $543,000, or 5.9%.
As a result of the above activity, the Income Before Income Taxes decreased $10.9 million to a loss of $8.8 million. The income tax expense decreased $3.8 million from $0.4 million to a benefit of $3.4 million. The Net Loss of $5.4 million is a decrease of $7.1 million from the profit of $1.7 million in the second quarter of 2008.
Results of Operations — Six Months Ended June 30, 2009 vs. June 30, 2008
Net Interest Income — A comparison of the income statements for the six months ended June 30, 2008 and 2009 shows a decrease of $1.2 million, or 5.5% in Net Interest Income. Interest income on loans decreased $5.4 million or 16.9% as the average loans outstanding decreased $68.7 million and the average yield on loans decreased from 6.51% to 5.82%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $1.3 million even though the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $6.1 million as the yield decreased from 5.17% to 4.53%. An improvement in the term structure of interest rates and a decrease in the overall level of interest rates allowed funding costs to decrease faster than asset yields. The interest expense on deposits decreased $3.8 million or 27.1% as the average deposits decreased $15.3 million and the average cost of those deposits decreased from 2.55% to 1.89%. The cost of borrowed funds decreased $1.8 million as the average amount of borrowed funds decreased $29.6 million and the average cost of the borrowings decreased from 5.15% to 4.44%.
Provision for Loan Losses — The Provision for Loan Losses increased from $3.9 million in the first six months of 2008 to $12.2 million in the first six months of 2009 due to increased non performing loans and weaker economic conditions. Net charge offs were $6.9 million during the first six months of 2009, compared to $6.0 million in the first six months of 2008.
Other Income – Non interest income, excluding securities transactions, decreased $698,000 or 9.0% compared to the first six months of 2008. Although we have been successful in attracting new business in our Wealth Management Group, income decreased $426,000, or 19.0% due to decreasing market values of investments. Service charges and other fees decreased $324,000, or 10.4%, primarily due to a decrease in NSF fees on checking accounts. Mortgage loan activity increased in the second quarter of 2009, but the first half of 2009 was considerably slower than the first half of 2008, and the origination fees on mortgage loans sold decreased $53,000, or 18.7%.
Other Expenses – Total non interest expenses increased $6.7 million or 33.9% compared to the first six months of 2008 primarily due to higher credit related expenses and an increase in our FDIC insurance assessment. Salaries and Employee Benefits decreased $189,000, or 1.7%, primarily due to a reduction in the incentive compensation accrual. Occupancy expense decreased $270,000 or 14.1% due to lower depreciation, maintenance, and property tax expenses. The advertising program was reduced in 2009, resulting in a decrease of $76,000, or 12.7% in marketing expense. Losses on OREO transactions increased $5.6 million compared to the second quarter last year due to a loss of $1.8 million on 37 properties sold at an auction in the second quarter of 2009 and the write down of $835,000 on a property sold in the first quarter of 2009. We also wrote down the carrying values of several properties this year due to the continued decline in market values. FDIC insurance premium expense increased $1.5 million due to a special assessment of $663,000 in the second quarter of 2009, an increase in our regular assessment rate from 7 basis points to nearly 22 basis points in the second quarter of 2009, and because the Bank utilized its remaining assessment credits in the first six months of 2008.
As a result of the above activity, the Income Before Income Taxes decreased $17.1 million to a loss of $11.4 million. The income tax expense decreased $6.0 million from $1.3 million to a benefit of $4.7 million. The Net Loss of $6.7 million is a decrease of $11.1 million from the profit of $4.4 million in the first six months of 2008.
Cash Flows
Cash flows from operating activities decreased from $4.9 million in the first six months of 2008 to $3.3 million in the first six months of 2009 due to the decrease in net income and the increase in the net deferred federal income tax asset. Cash flows provided by investing activities increased from $5.7 million in the first six months of 2008 to $80.6 million in the first six months of 2009 primarily due to a decrease in the amount of investment securities purchased, an increase in the amount of investment securities sold, and a decrease in loans in the first six months of 2009. A significant portion of the investment activity proceeds was used to fund the reduction in deposits. The amount of cash used for financing activities increased from $13.8 million in the first six months of 2008 to $111.1 million in the first six months of 2009 as the decrease in deposits increased from $44.2 million in 2008 to $96.6 million in 2009. Also, the increase in short term borrowing was $41.2 million in 2008, compared to zero in 2009, and Federal Home Loan Bank advances decreased $13.0 million in 2009. This is a result of the Bank’s efforts to improve its capital position and net interest margin by reducing higher cost funding and lower yield assets.
Liquidity and Capital
The Company maintains sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of June 30, 2009, the Bank utilized $248.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and none of its $25 million of federal funds line with a correspondent bank.
The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios violate the guidelines. Throughout the second quarter of 2009 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.
Total stockholders’ equity of the Company was $110.0 million at June 30, 2009 and $121.0 million at December 31, 2008. The ratio of equity to assets was 7.6% at June 30, 2009 and 7.7% at December 31, 2008. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.
The following table summarizes the capital ratios of the Company and the Bank:

			Minimum to Qualify as
	Actual		Well Capitalized
	Amount	Ratio	Amount	Ratio

As of June 30, 2009:
Total Capital to Risk-Weighted Assets
Consolidated	$129,791	11.93%	$108,796	10%
Monroe Bank & Trust	128,647	11.83%	108,703	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	116,028	10.66%	65,277	6%
Monroe Bank & Trust	114,895	10.57%	65,222	6%
Tier 1 Capital to Average Assets
Consolidated	116,028	7.91%	73,381	5%
Monroe Bank & Trust	114,895	7.83%	73,337	5%

			Minimum to Qualify as
	Actual		Well Capitalized
	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Total Capital to Risk-Weighted Assets
Consolidated	$136,286	12.74%	$106,980	10%
Monroe Bank & Trust	134,853	12.62%	106,895	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	122,820	11.48%	64,188	6%
Monroe Bank & Trust	121,398	11.36%	64,137	6%
Tier 1 Capital to Average Assets
Consolidated	122,820	7.82%	78,543	5%
Monroe Bank & Trust	121,398	7.73%	78,495	5%
At June 30, 2009 and December 31, 2008, the Bank was in compliance with the capital guidelines and is considered “well-capitalized” under regulatory standards.
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
The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. At the end of 2008, the estimated variability of the net interest income exceeded the Bank’s established policy limits for the minus 200 and minus 300 basis point rate scenarios. For the first six months of 2009, the estimated variability of the net interest income exceeded the Bank’s established policy limit for the minus 300 basis point rate scenario. Because current interest rates are at historically low levels, it is not probable that rates would decrease 300 basis points, and the ALCO determined that no corrective action is required.

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
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of MBT Financial Corp. was held on May 7, 2009. The following directors were elected to a new term of office:
Peter H. Carlton
H. Douglas Chaffin
Joseph S. Daly
Edwin L. Harwood
Thomas M. Huner
Rocque E. Lipford
William D. McIntyre, Jr.
Michael J. Miller
Debra J. Shah
John L. Skibski
Philip P. Swy
Karen M. Wilson
The Annual Meeting of Shareholders of MBT Financial Corp. was held for the following purposes:
1.	To elect a Board of Directors for the ensuing year;

2.	To transact such other business as may properly come before the meeting or any adjournment thereof.
The results of the voting are as follows:
Proposal 1, Election of Directors:

		Withhold
	For	Authority

Peter H. Carlton	11,134,854	2,422,895
H. Douglas Chaffin	11,031,438	2,526,311
Joseph S. Daly	9,871,357	3,686,392
Edwin L. Harwood	12,316,832	1,240,917
Thomas M. Huner	12,109,276	1,448,473
Rocque E. Lipford	8,657,637	4,900,112
William D. McIntyre, Jr.	10,220,790	3,336,959
Michael J. Miller	11,080,327	2,477,422
Debra J. Shah	10,744,431	2,813,318
John L. Skibski	12,149,292	1,408,457
Philip P. Swy	12,033,803	1,523,946
Karen M. Wilson	10,739,996	2,817,753
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBT Financial Corp.
(Registrant)

August 7, 2009	By	/s/ H. Douglas Chaffin

Date		H. Douglas Chaffin President & Chief Executive Officer

August 7, 2009	By	/s/ John L. Skibski

Date		John L. Skibski Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
3.1	Restated Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.

3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.

31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.