Form 10-Q
period 2009-09-30
MBT FINANCIAL CORP
filed 2009-11-09
CIK 1118237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated Filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

As of November 6, 2009, there were 16,202,089 shares of the Company’s Common Stock outstanding.

Part I Financial Information
Item 1. Financial Statements

MBT FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	September 30, 2009
Dollars in thousands	(Unaudited)	December 31, 2008

ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$14,500	$24,463
Interest bearing	56,731	26,323
Total cash and cash equivalents	71,231	50,786

Securities - Held to Maturity	34,655	46,840
Securities - Available for Sale	331,945	406,117
Federal Home Loan Bank stock - at cost	13,086	13,086
Loans held for sale	418	784
Loans - Net	860,522	922,420
Accrued interest receivable and other assets	49,830	43,973
Bank Owned Life Insurance	47,961	45,488
Premises and Equipment - Net	32,864	32,907
Total assets	$1,442,512	$1,562,401

LIABILITIES
Deposits:
Non-interest bearing	$121,746	$144,585
Interest-bearing	925,903	991,493
Total deposits	1,047,649	1,136,078

Federal Home Loan Bank advances	243,500	261,500
Repurchase agreements	30,000	30,000
Interest payable and other liabilities	11,766	13,846
Total liabilities	1,332,915	1,441,424

STOCKHOLDERS' EQUITY
Common stock (no par value; 30,000,000 shares authorized, 16,198,785 and 16,148,482 shares issued and outstanding)	554	321
Retained Earnings	113,508	122,896
Accumulated other comprehensive loss	(4,465)	(2,240)
Total stockholders' equity	109,597	120,977
Total liabilities and stockholders' equity	$1,442,512	$1,562,401

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2009	2008	2009	2008

Interest Income
Interest and fees on loans	$13,229	$15,689	$39,994	$47,888
Interest on investment securities-
Tax-exempt	837	844	2,579	2,477
Taxable	3,544	4,558	11,872	14,312
Interest on balances due from banks	30	-	57	-
Interest on federal funds sold	-	22	-	23
Total interest income	17,640	21,113	54,502	64,700

Interest Expense
Interest on deposits	4,174	6,263	14,280	20,122
Interest on borrowed funds	2,950	3,764	9,308	11,912
Total interest expense	7,124	10,027	23,588	32,034

Net Interest Income	10,516	11,086	30,914	32,666
Provision For Loan Losses	6,800	4,100	19,000	8,000

Net Interest Income After
Provision For Loan Losses	3,716	6,986	11,914	24,666

Other Income
Income from wealth management services	936	1,087	2,756	3,333
Service charges and other fees	1,516	1,683	4,304	4,795
Net gain on sales of securities	4,365	323	5,021	371
Other Than Temporary Impairments on securities	(2,693)	-	(9,093)	-
Portion of OTTI loss recognized in other comprehensive income (before taxes)	(1,859)	-	3,772	-
Origination fees on mortgage loans sold	119	73	350	357
Bank owned life insurance income	369	355	1,034	985
Other	806	744	2,376	2,244
Total other income	3,559	4,265	10,520	12,085

Other Expenses
Salaries and employee benefits	5,122	5,090	15,956	16,113
Occupancy expense	804	801	2,445	2,712
Equipment expense	729	804	2,348	2,480
Marketing expense	277	297	798	894
Professional fees	419	401	1,286	1,325
Collection expenses	121	87	685	514
Net loss on other real estate owned	1,927	2,215	7,957	2,604
Other real estate owned expenses	399	438	1,165	1,026
FDIC Deposit Insurance Assessment	628	226	2,314	394
Other	964	1,006	3,022	3,164
Total other expenses	11,390	11,365	37,976	31,226

Income (Loss) Before Income Taxes	(4,115)	(114)	(15,542)	5,525
Income Tax Expense (Benefit)	(1,790)	(438)	(6,477)	836
Net Income (Loss)	$(2,325)	$324	$(9,065)	$4,689

Basic Earnings (Loss) Per Common Share	$(0.14)	$0.02	$(0.56)	$0.29

Diluted Earnings (Loss) Per Common Share	$(0.14)	$0.02	$(0.56)	$0.29

Common Stock Dividends Declared Per Share	$-	$0.09	$0.02	$0.45

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

			Accumulated
			Other
	Common	Retained	Comprehensive
Dollars in thousands	Stock	Earnings	Income (Loss)	Total
Balance - January 1, 2009	$321	$122,896	$(2,240)	$120,977

Issuance of Common Stock (50,303 shares)
Restricted stock awards (15,000 shares)	45	-	-	45
Other stock issued (35,303 shares)	82	-	-	82

Equity Compensation	106	-	-	106

Dividends declared ($0.02 per share)	-	(323)	-	(323)

Comprehensive income (loss):
Net income (loss)	-	(9,065)	-	(9,065)
Change in net unrealized loss on securities available for sale - Net of tax effect of $1,205	-	-	(2,237)	(2,237)
Reclassification adjustment for losses included in net income - Net of tax effect of $105	-	-	(195)	(195)
Change in postretirement benefit obligation Net of tax effect of $(111)	-	-	207	207
Total Comprehensive Income (Loss)				(11,290)

Balance - September 30, 2009	$554	$113,508	$(4,465)	$109,597

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
Dollars in thousands	2009	2008

Cash Flows from Operating Activities
Net Income (Loss)	$(9,065)	$4,689
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	19,000	8,000
Depreciation	1,691	2,003
(Increase) decrease in net deferred Federal income tax asset	(4,099)	(743)
Net (accretion) amortization of investment premium and discount	209	(25)
Writedowns of Other Real Estate Owned	6,116	2,449
Net increase (decrease) in interest payable and other liabilities	(1,762)	(768)
Net increase in interest receivable and other assets	(10,742)	(5,398)
Equity based compensation expense	106	175
Net gain on sale/settlement of securities	(5,966)	(371)
Other Than Temporary Impairment of investment securities	5,321	-
Writedowns of Investments securities	945	-
Increase in cash surrender value of life insurance	(1,034)	(985)
Net cash provided by operating activities	$720	$9,026

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$29,010	$8,673
Proceeds from maturities and redemptions of investment securities available for sale	114,718	182,320
Proceeds from sales of investment securities available for sale	201,639	23,943
Net decrease in loans	43,264	11,407
Proceeds from sales of other real estate owned	5,103	2,225
Proceeds from sales of other assets	217	187
Purchase of investment securities held to maturity	(16,817)	(2,185)
Purchase of Bank Owned Life Insurance	(1,439)	(1,589)
Purchase of investment securities available for sale	(246,123)	(178,518)
Purchase of bank premises and equipment	(1,768)	(1,079)
Net cash provided by investing activities	$127,804	$45,384

Cash Flows from Financing Activities
Net decrease in deposits	$(88,429)	$(29,786)
Net increase in short term borrowings	-	(13,300)
Net decrease in securities sold under agreements to repurchase	-	(5,000)
Repayment of Federal Home Loan Bank borrowings	(18,000)	-
Proceeds from Federal Home Loan Bank borrowings	-	5,000
Proceeds from issuance of common stock	127	99
Dividends paid	(1,777)	(8,709)
Net cash used for financing activities	$(108,079)	$(51,696)

Net Increase In Cash and Cash Equivalents	$20,445	$2,714

Cash and Cash Equivalents at Beginning Of Period	50,786	25,113
Cash And Cash Equivalents At End Of Period	$71,231	$27,827

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

FAIR VALUE
In February 2007, the Financial Accounting Standards Board “FASB” issued “The Fair Value Option for Financial Assets and Financial Liabilities” This permits companies to elect on an instrument by instrument basis to fair value certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. The election to fair value is generally irrevocable. In April 2007, the Corporation elected early adoption as of January 1, 2007. The Corporation did not select any financial assets or financial liabilities for fair value measurement, but elected early adoption in order to be able to apply the fair value option to financial assets and financial liabilities that may be acquired prior to the effective date of the statements.

The Corporation measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities that are elected to be accounted for under The Fair Value Option as well as for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments and available for sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes. Examples of these non-recurring uses of fair value include certain loans held for sale accounted for on a lower of cost or market basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Corporation uses various valuation techniques and assumptions when estimating fair value.

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

ACCOUNTING PRONOUNCEMENTS
On April 9, 2009, the FASB issued guidance on the recognition and presentation of Other Than Temporary Impairment (OTTI). The recognition practice categorizes losses on debt securities available for sale or held to maturity determined by management to be other than temporarily impaired into losses due to credit issues and losses related to all other factors. Other than temporary impairment exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. Required annual disclosures are now also required for interim periods, including the aging of securities with unrealized losses. The Company elected early adoption beginning with the first quarter of 2009, and appropriate disclosures are contained in these financial statements.

In May 2009, the Company adopted new accounting and disclosure practices for subsequent events. Specifically, the new practices define: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and 3) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring since September 30, 2009 through November 9, 2009, the date the financial statements included in this Quarterly Report on Form 10-Q were issued, and no subsequent events have occurred that, in the opinion of management, require disclosure or accrual.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 approved the FASB Accounting Standards Codification (the Codification) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for interim or annual periods ending after September 15, 2009. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009. However, as a result of implementation of the Codification, previous references to new accounting standards and literature are no longer applicable. All future references to authoritative accounting literature in our consolidated financial statements will be referenced in accordance with the Codification.

2. EARNINGS PER SHARE

The calculation of net income per common share for the three months ended September 30, 2009 and 2008 are as follows:

	2009	2008
Basic
Net income (loss)	$(2,325,000)	$324,000
Less preferred dividends	-	-
Net income (loss) applicable to common stock	$(2,325,000)	$324,000
Average common shares outstanding	16,192,914	16,136,402
Earnings (loss) per common share - basic	$(0.14)	$0.02

	2009	2008
Diluted
Net income (loss)	$(2,325,000)	$324,000
Less preferred dividends	-	-
Net income (loss) applicable to common stock	$(2,325,000)	$324,000
Average common shares outstanding	16,192,914	16,136,402
Stock option adjustment	-	27,461
Average common shares outstanding - diluted	16,192,914	16,163,863
Earnings (loss) per common share - diluted	$(0.14)	$0.02

The calculation of net income per common share for the nine months ended September 30, 2009 and 2008 are as follows:

	2009	2008
Basic
Net income (loss)	$(9,065,000)	$4,689,000
Less preferred dividends	-	-
Net income (loss) applicable to common stock	$(9,065,000)	$4,689,000
Average common shares outstanding	16,180,527	16,131,436
Earnings (loss) per common share - basic	$(0.56)	$0.29

	2009	2008
Diluted
Net income (loss)	$(9,065,000)	$4,689,000
Less preferred dividends	-	-
Net income (loss) applicable to common stock	$(9,065,000)	$4,689,000
Average common shares outstanding	16,180,527	16,131,436
Stock option adjustment	-	27,461
Average common shares outstanding - diluted	16,180,527	16,158,897
Earnings (loss) per common share - diluted	$(0.56)	$0.29

3. STOCK BASED COMPENSATION
Stock Options - The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

		Weighted Average
	Shares	Exercise Price
Options Outstanding, January 1, 2009	541,976	$17.42
Granted	-	-
Exercised	-	-
Forfeited	1,000	15.33
Options Outstanding, September 30, 2009	540,976	$17.43
Options Exercisable, September 30, 2009	512,646	$17.54

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

The fair value of $0.52 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 25.8%, a risk free rate of 3.38% and dividend yield of 4.87%. The following table summarizes the SOSARs that have been granted:

		Weighted Average
	Shares	Exercise Price
SOSARs Outstanding, January 1, 2009	99,500	$8.53
Granted	141,500	3.03
Exercised	-	-
Forfeited	10,500	5.39
SOSARs Outstanding, September 30, 2009	230,500	$5.30
SOSARs Exercisable, September 30, 2009	34,345	$8.53

The total expense for equity based compensation was $38,000 in the third quarter of 2009 and $40,000 in the third quarter of 2008. The total expense for equity based compensation was $118,000 in the first nine months of 2009 and $175,000 in the first nine months of 2008.

4. LOANS
The Bank makes commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan, southern Wayne County, Michigan, and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.

Loans consist of the following (000s omitted):

	September 30,	December 31,
	2009	2008
Residential real estate loans	$392,515	$439,133
Non-farm, non-residential real estate loans	352,912	352,935
Loans to finance agricultural production and
other loans to farmers	9,277	9,763
Commercial and industrial loans	100,852	109,495
Loans to individuals for household, family,
and other personal expenditures	23,812	29,901
All other loans (including overdrafts)	530	384
Total loans, gross	879,898	941,611
Less: Deferred loan fees	803	663
Total loans, net of deferred loan fees	879,095	940,948
Less: Allowance for loan losses	18,573	18,528
	$860,522	$922,420

Loans are placed in a nonaccrual status when, in the opinion of Management, the collection of additional interest is doubtful. All loan relationships over $250,000 that are classified by Management as nonperforming as well as selected performing accounts and all renegotiated loans are reviewed for impairment. Allowances for loans determined to be impaired are included in the allowance for loan losses. All cash received on nonaccrual loans is applied to the principal balance. Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due, restructured loans, and other real estate owned. Other real estate owned includes real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure and real estate that the bank has purchased but no longer intends to use for bank premises.

The following table summarizes nonperforming assets (000’s omitted):

	September 30,	December 31,
	2009	2008
Nonaccrual loans	$62,038	$47,872
Loans 90 days past due	192	93
Restructured loans	14,359	5,811
Total nonperforming loans	$76,589	$53,776

Other real estate owned	19,416	17,156
Other assets	1,321	2,055
Total nonperforming assets	$97,326	$72,987

Nonperforming assets to total assets	6.75%	4.67%
Allowance for loan losses to nonperforming loans	24.25%	34.45%

5. ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses during the quarter ended September 30 was as follows (000’s omitted):

	September 30, 2009	September 30, 2008
Balance beginning of quarter	$23,875	$18,093
Provision for loan losses	6,800	4,100
Loans charged off	(12,364)	(3,954)
Recoveries	262	169
Balance end of period	$18,573	$18,408

Activity in the allowance for loan losses during the nine months ended September 30 was as follows (000’s omitted):

	September 30, 2009	September 30, 2008
Balance beginning of year	$18,528	$20,222
Provision for loan losses	19,000	8,000
Loans charged off	(20,273)	(10,516)
Recoveries	1,318	702
Balance end of period	$18,573	$18,408

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

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of September 30, 2009 and December 31, 2008 (000’s omitted):

	Held to Maturity
	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$6	$1	$-	$7
Obligations of States and Political Subdivisions	34,649	361	(123)	34,887
	$34,655	$362	$(123)	$34,894

	Available for Sale
	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$260,193	$3,899	$(187)	$263,905
Obligations of States and Political Subdivisions	44,986	1,663	(51)	46,598
Trust Preferred CDO Securities	19,924	-	(7,831)	12,093
Corporate Debt Securities	8,367	-	(1,404)	6,963
Other Securities	2,553	103	(270)	2,386
	$336,023	$5,665	$(9,743)	$331,945

	Held to Maturity
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$7	$-	$-	$7
Obligations of States and Political Subdivisions	46,833	214	(1,011)	46,036
	$46,840	$214	$(1,011)	$46,043

	Available for Sale
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$322,767	$6,915	$(11)	$329,671
Obligations of States and Political Subdivisions	40,999	541	(426)	41,114
Trust Preferred CDO Securities	25,132	-	(5,761)	19,371
Corporate Debt Securities	15,170	-	(1,654)	13,516
Other Securities	2,386	59	-	2,445
	$406,454	$7,515	$(7,852)	$406,117

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008.

September 30, 2009

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$39,881	$187	$-	$-	$39,881	$187
Obligations of States and Political Subdivisions	307	3	5,828	171	6,135	174
Trust Preferred CDO Securities	-	-	3,681	4,059	3,681	4,059
Corporate Debt Securities	-	-	6,963	1,404	6,963	1,404
Equity Securities	270	270	-	-	270	270
	$40,458	$460	$16,472	$5,634	$56,930	$6,094

December 31, 2008

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$8,791	$4	$1,500	$7	$10,291	$11
Obligations of States and Political Subdivisions	20,707	1,211	3,878	226	24,585	1,437
Trust Preferred CDO Securities	6,605	2,474	12,766	3,287	19,371	5,761
Corporate Debt Securities	12,516	1,654	-	-	12,516	1,654
	$48,619	$5,343	$18,144	$3,520	$66,763	$8,863

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at September 30, 2009.

The Trust Preferred CDO Securities are issued by companies in the financial services industry, including banks, thrifts, and insurance companies. Each of the four securities owned by the Company is in an unrealized loss position. The main reasons for the impairment are the overall decline in market values for financial industry securities and the lack of an active market for these types of securities in particular. In determining whether the impairment is not other-than-temporary, the Company analyzed each security’s expected cash flows. The assumptions used in the cash flow analysis were developed following a review of the financial condition of the individual obligors in the pools. The analysis concluded that disruption of our cash flows due to defaults by issuers was currently not expected to occur in two of the four securities owned. As a result of uncertainties in the market place affecting companies in the financial services industry, it is at least reasonably possible that a change in the estimate will occur in the near term. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at September 30, 2009.

The Other Than Temporary Impairment (OTTI) analysis of two of the four Trust Preferred CDO securities indicated that their impairment most likely is not temporary. Accounting regulations require entities to split OTTI charges between credit losses, which are charged to earnings, and other impairment, which is charged to Other Comprehensive Income (OCI). The CDOs that have OTTI have a par value of $17.5 million.

The Corporate Debt Securities consist of senior unsecured debt issued by regional banks and bank holding companies. The market values for these securities have declined over the last several months due to larger credit spreads on financial sector debt. The Company owns three bonds with maturities ranging from December, 2015 to February, 2019. The Company monitors the financial condition of each issuer by reviewing financial statements and industry analyst reports, and believes that the each of the issuers will be able to fulfill the obligations of these securities. The unrealized losses on investment securities are primarily the result of increases in market interest rates and not the result of credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the company does not consider those investments to be other than temporarily impaired at September 30, 2009.

7. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Certain of the Bank’s assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets.  These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below.  The fair values of all financial instruments not discussed below (Cash and cash equivalents, Federal funds sold, Federal Home Loan Bank stock, Accrued interest receivable and other assets, Bank Owned Life Insurance, Federal funds purchased, and Interest payable and other liabilities) are estimated to be equal to their carrying amounts as of September 30, 2009 and December 31, 2008.

INVESTMENT SECURITIES

Fair value for the Bank’s investment securities was determined using the market value in active markets, where available. When not available, fair values are estimated using the fair value hierarchy. In the fair value hierarchy, Level 2 fair values are determined using observable inputs other than Level 1 market prices, such as quoted prices for similar assets. Level 3 values are determined using unobservable inputs, such as discounted cash flow projections. These Estimated Market Values are disclosed in Note 6. The fair value disclosures required are in Note 8.

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

The carrying amounts and approximate fair values as of September 30, 2009 and December 31, 2008 are as follows (000’s omitted):

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and due from banks	$71,231	$71,231	$50,786	$50,786
Securities	366,600	366,839	452,957	452,160
Federal Home Loan Bank Stock	13,086	13,086	13,086	13,086
Loans, net	860,522	862,055	922,420	953,267

Financial Liabilities:
Demand, NOW, savings and money market savings deposits	626,343	626,343	621,762	621,762
Other time deposits	421,306	428,965	514,316	521,272
Borrowed funds
Variable Rate FHLB Advances	110,000	117,705	123,000	131,491
Fixed Rate FHLB Advances	3,500	3,697	8,500	8,800
Putable FHLB Advances	130,000	136,108	130,000	138,870
Repurchase Agreements	30,000	35,055	30,000	33,840

8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets measured at fair value on a recurring basis at September 30, 2009, and the valuation techniques used by the Company to determine those fair values.

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

Assets measured at fair value on a recurring basis are as follows (000’s omitted):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Sept. 30, 2009

Investment Securities - Available for Sale	$273,253	$46,598	$12,094	$331,945

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale
Balance at December 31, 2008	$19,746
Total realized and unrealized gains (losses) included in income	(5,316)
Total unrealized gains (losses) included in other comprehensive income	(2,336)
Net purchases, sales, calls and maturities	-
Net transfers in/out of Level 3	-
Balance at September 30, 2009	$12,094

Of the Level 3 assets that were held by the Company at September 30, 2009, the unrealized loss for the nine months ended September 30, 2009 was $2,336,000, which is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

The Company owns pooled Trust Preferred Securities (“TRUPs”) with a fair value of $12,094,000 as of September 30, 2009. Trading of these types of securities is only conducted on a distress sale or forced liquidation basis. As a result, the Company measures the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include loans and Other Real Estate Owned. The Company estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at Sept. 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the three months ended Sept. 30, 2009	Total Losses for the nine months ended Sept. 30, 2009

Impaired loans	$66,550	$-	$-	$66,550	$3,799	$10,447
Other Real Estate Owned	$19,416	$-	$19,416	$-	$1,927	$7,957

Impaired loans categorized as Level 3 assets consist of non-homogenous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). Other Real Estate Owned (OREO) consists of property received in full or partial satisfaction of a receivable. The Company utilizes independent appraisals to estimate the fair value of OREO properties.

9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):
	Contractual Amount
	September 30,	December 31,
	2009	2008
Commitments to extend credit:
Unused portion of commercial lines of credit	$63,850	$62,537
Unused portion of credit card lines of credit	5,323	5,872
Unused portion of home equity lines of credit	16,147	20,200
Standby letters of credit and financial guarantees written	5,434	7,297
All other off-balance sheet assets	5,336	3,682

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

The ongoing challenges in the national economy generally and in the southeast Michigan economy in particular, with increasing unemployment and decreasing real estate values, continue to have a negative impact on our performance. We monitor the quality of our loan portfolios closely, and we decided that the decrease in value of real estate collateral associated with such economic challenges necessitated write downs of some of our loans this quarter. Our Provision for Loan Losses in the third quarter of 2009 was $6.8 million. We charged off $12.1 million of loans during the quarter, so our Allowance for Loan and Lease Losses decreased $5.3 million to $18.6 million, which is 2.11% of loans. Although the charge offs exceeded the provision in the quarter, we believe that the Allowance remains adequate because most of the loans charged off in the third quarter were provided for in earlier quarters. We also conducted an auction of OREO properties on October 8, which required us to write down the values of the properties that sold to their sales prices effective September 30. At the auction we sold properties carried at $1.9 million for $1.4 million. The third quarter loss on OREO sales of $1.9 million includes $0.5 million to write down the value of the properties sold in October. The auction sales are expected to close in the fourth quarter. Non performing assets (NPAs) increased from $89.0 million to $97.3 million during the quarter, as non performing loans increased $6.8 million and OREO increased $1.5 million. However, Total Problem Assets, which includes non performing assets and problem loans that are still performing, decreased $2.4 million, or 1.6% during the quarter. This was the second consecutive quarterly decrease in total problem assets.

Net Interest Income decreased $570,000 compared to the third quarter of 2008 even though the net interest margin was unchanged as the average earning assets decreased. The provision for loan losses increased from $4.1 million in the third quarter of 2008 to $6.8 million in 2009 due to the continued weak economic conditions and soft real estate market. Non interest income decreased $706,000 compared to last year as Wealth Management fees decreased due to lower market values for investments, NSF fees decreased due to a significant decrease in overdraft activity, and other than temporary impairment of investment securities offset the gains on securities sold. We believe that we are beginning to see the benefits of our cost reduction initiatives. Even though credit related expenses and FDIC insurance costs increased, our total non interest expenses only increased $25,000, or 0.2% compared to the third quarter of 2008. We expect credit related expenses to remain high, but we should continue to see meaningful expense improvement in most other areas.

Our capital level remains above the regulatory minimum required to be considered a well-capitalized institution.  As of September 30, 2009 our total capital was $109,597,000.  We believe that we have sufficient liquidity to meet the needs of our qualified loan customers, and we continue to maintain a financially sound and solvent balance sheet. Due to the four consecutive quarterly losses and the continued weak earnings and economic outlook, our board of directors determined to eliminate the quarterly dividend in the third quarter of 2009 after reducing it twice in the last six quarters. Our board does not expect to reinstate the dividend until it believes that earnings and capital have returned to levels that support ongoing payment of dividends.

In May, 2009 the Bank agreed to an informal memorandum of understanding with its regulators to establish, among other things, reporting regularly to the regulators about our operations, financial condition, and efforts to mitigate risks.  As a part of this informal program the Bank undertook certain actions to improve the Bank's credit administration and developed a written plan to attain a minimum Tier 1 Leverage Capital ratio of 8% that was approved by the Company's Board and timely submitted to its regulatory agencies.  A failure to meet its commitment regarding these corrective actions could result in more formal regulatory actions.  The Bank’s Tier 1 Leverage Capital ratio decreased from 7.83% at June 30, 2009 to 7.06% at September 30, 2009. The decrease in this ratio in the third quarter was due to the Net Loss of $2.3 million during the quarter and the disallowance, solely for purposes of computation of the Bank’s Tier 1 Leverage Capital ratio, of $10.5 million in deferred tax assets. Bank capital regulations limit the amount of deferred tax assets that banks may include in equity capital when determining compliance with bank capital requirements. Although the disallowance of $10.5 million in deferred tax assets adversely impacted our regulatory capital ratios at September 30, 2009, no valuation allowance was required for the deferred tax asset we carry on our consolidated balance sheet at September 30, 2009, and therefore there was no reduction in our consolidated shareholder equity resulting from this disallowance. Prior to the third quarter of 2009, the Bank targeted an 8% Tier 1 Leverage Ratio. In response to the ongoing challenges in the national economy in general and in southeast Michigan in particular, in late 2008 and early 2009, the Company developed a plan for risk mitigation, profitability, and capital management that it believed would allow the Bank to achieve this target by the end of 2009. Following the results of the third quarter, which included the above mentioned credit related losses in the loan and investment portfolios and the previously mentioned disallowance of deferred tax assets for Bank regulatory capital purposes, The Company does not expect to reach the 8% Tier 1 Leverage Ratio target set forth in our memorandum of understanding until mid to late 2010. This expectation could be impacted positively or negatively due to current uncertainties, which include, but are not limited to, pending legislation regarding tax loss carry backs, changing economic conditions, asset quality, and property values, and potential increased impairment of investment securities.

Critical Accounting Policies

The Company’s Allowance for Loan Losses is a “critical accounting estimate” because it is an estimate that is based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Company’s financial condition. These assumptions include, but are not limited to, collateral values and the effect of economic conditions on the financial condition of the borrowers. To determine the Allowance for Loan Losses, the Company estimates losses on all loans that are not classified as non accrual or renegotiated by applying historical loss rates, adjusted for current conditions, to those loans. In addition, all loans that are non accrual or renegotiated are individually tested for impairment. Any amount of monetary impairment is included in the Allowance for Loan Losses.

Financial Condition

Economic deterioration appears to have begun to abate in the third quarter of 2009. Local unemployment and property values stabilized, resulting in the second quarterly decrease in total problem assets. However, the economic environment is still weak, especially in southeast Michigan, and nonperforming assets increased during the quarter. Total loans also decreased due to low loan demand and payments and charge offs of existing loans. We continued to use maturities and sales of investments to decrease our borrowings and brokered certificates of deposits, which has helped improve our net interest margin. This has also resulted in a decrease in total assets, which has enabled us to maintain capital ratios in excess of the minimum “well capitalized” regulatory standard (even though our capital decreased due to the loss). The decrease in earning assets resulted in a decrease in net interest income, and the poor economic conditions caused a significantly larger provision for loan losses, and higher credit related non interest expenses. While some lending opportunities exist, the economy is expected to remain weak in our market area into 2010. The Company expects low or slightly negative deposit and asset growth well into 2010 and intends to continue to focus efforts on credit quality, capital management, and risk mitigation.

Since December 31, 2008, total loans decreased $62.6 million (6.6%) due to the weak loan demand. Total cash and investments decreased $65.9 million (13.1%), and total assets decreased $119.9 million (7.7%). Residential real estate secured loans decreased $46.6 million (10.6%) due to a decrease in residential development activity. Deposits decreased $88.4 million, or 7.8%, due to continued reduction in the amount of brokered certificates of deposit and a less competitive pricing strategy which is designed to reduce the amount of deposits and the average cost of deposits while managing our interest rate risk. Total capital decreased $11.4 million or 9.4% because of the net loss of $9.1 million, and the $2.2 million decrease in accumulated other comprehensive income (AOCI).  AOCI decreased due to the decrease in the value of securities available for sale. Total capital decreased at a higher rate than total assets causing the capital to assets ratio to decrease from 7.74% at December 31, 2008 to 7.60% at September 30, 2009.

The amount of nonperforming assets (“NPAs”) increased $24.3 million or 33.3% since year end. NPAs include non performing loans, which increased 42.4% from $53.8 million to $76.6 million, and Other Real Estate Owned and Other Assets (“OREO”), which increased 7.9% from $19.2 million to $20.7 million. Total problem assets, which includes all NPAs and performing loans that are internally classified as substandard, increased $8.8 million, or 6.4%. The Company’s Allowance for Loan and Lease Losses (“ALLL”) increased $45,000 since December 31, 2008, as the amount of specific allocations decreased from $5.2 million to $5.1 million, mainly due to charge offs. The general allocation portion of the allowance increased slightly from $13.2 million to $13.5 million because the impact of the decrease in the size of the loan portfolio was less than the impact of the increase in the loss factors. The loss factors, which include five year loss averages (weighted more heavily for recent losses), and adjustments for various current factors, such as recent delinquency trends and national and local economic conditions, were increased due to the weak economic conditions and declining real estate values. The ALLL is now 2.11% of loans, compared to 1.97% at year end. The ALLL is 24.3% of NPLs, compared to 34.4% at year end. In light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in the loan portfolio.

Results of Operations – Third Quarter 2009 vs. Third Quarter 2008

Net Interest Income - A comparison of the income statements for the three months ended September 30, 2008 and 2009 shows a decrease of $570,000, or 5.1%, in Net Interest Income. Interest income on loans decreased $2.5 million or 15.7% as the average loans outstanding decreased $80.7 million and the average yield on loans decreased from 6.37% to 5.83%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $1.0 million even though the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $13.2 million as the yield decreased from 5.16% to 4.05%. An improvement in the term structure of interest rates, a decrease in the overall level of interest rates, and the maturity of some high cost borrowings and brokered certificates of deposit allowed funding costs to decrease faster than asset yields. The interest expense on deposits decreased $2.1 million or 33.4% as the average deposits decreased $24.8 million and the average cost of those deposits decreased from 2.31% to 1.57%. The cost of borrowed funds decreased $0.8 million as the average amount of borrowed funds decreased $29.9 million and the average cost of the borrowings decreased from 4.88% to 4.23%.

Provision for Loan Losses - The Provision for Loan Losses increased from $4.1 million in the third quarter of 2008 to $6.8 million in the third quarter of 2009 due to increased non performing loans and weaker economic conditions. Net charge offs were $12.1 million during the third quarter of 2009, compared to $3.8 million in the third quarter of 2008. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. The ALLL is 2.11% of loans as of September 30, 2009 and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income decreased $706,000 or 16.6% compared to the third quarter of 2008. Although we have been successful in attracting new business in our Wealth Management Group, income decreased 13.9% due to decreasing market values of investments. Service charges and other fees decreased $167,000, or 9.9%, primarily due to a decrease in NSF fees on checking accounts. Mortgage loan activity increased in the third quarter of 2009 due to an increase in the number of refinances, and the origination fees on mortgage loans sold increased $46,000, or 63.0%. The net gain on securities transactions decreased $510,000 as gains on sales of investments in 2009 were offset by an OTTI charge on our pooled trust preferred CDO securities.

Other Expenses – Total non interest expenses increased $25,000 or 0.2% compared to the third quarter of 2008. Most expense categories were flat or decreased due to cost containment initiatives implemented throughout the last year. Salaries and Employee Benefits increased $32,000, or 0.6%, as the increase in health insurance expense was nearly offset by a decreases in the 401(k) matching contribution and the incentive pay accrual. Equipment expenses decreased $75,000, or 9.3% as computer expense decreased $38,000 and machine maintenance decreased $37,000. The advertising program was reduced in 2009, resulting in a decrease of $20,000, or 6.7% in marketing expense. Collection expenses increased $34,000 or 39.1% due to the growth in non performing assets. Losses on OREO transactions decreased $288,000 compared to the third quarter last year due to a large amount of write downs in the third quarter of 2008. FDIC insurance premium expense increased $402,000, or 177.9% primarily due to an increase in our regular assessment rate from 7 basis points to nearly 22 basis points.

As a result of the above activity, the Income Before Income Taxes decreased $4.0 million to a loss of $4.1 million. The income tax benefit increased $1.4 million from $0.4 million to $1.8 million. The Net Loss of $2.3 million is a decrease of $2.6 million from the profit of $0.3 million in the third quarter of 2008.

Results of Operations – Nine Months Ended September 30, 2009 vs. September 30, 2008

Net Interest Income - A comparison of the income statements for the nine months ended September 30, 2008 and 2009 shows a decrease of $1.8 million, or 5.4% in Net Interest Income. Interest income on loans decreased $7.9 million or 16.5% as the average loans outstanding decreased $72.8 million and the average yield on loans decreased from 6.46% to 5.83%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $2.3 million even though the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $8.5 million as the yield decreased from 5.16% to 4.38%. An improvement in the term structure of interest rates, a decrease in higher cost borrowed funds and brokered certificates of deposit, and a decrease in the overall level of interest rates allowed funding costs to decrease faster than asset yields. The interest expense on deposits decreased $5.8 million or 29.0% as the average deposits decreased $18.5 million and the average cost of those deposits decreased from 2.47% to 1.79%. The cost of borrowed funds decreased $2.6 million as the average amount of borrowed funds decreased $29.7 million and the average cost of the borrowings decreased from 5.06% to 4.37%.

Provision for Loan Losses - The Provision for Loan Losses increased from $8.0 million in the first nine months of 2008 to $19.0 million in the first nine months of 2009 due to increased non performing loans and weaker economic conditions. Net charge offs increased from $9.8 million during the first nine months of 2008 to $19.0 million in the first nine months of 2009.

Other Income – Non interest income, excluding securities transactions, decreased $0.9 million or 7.6% compared to the first nine months of 2008. Although we have been successful in attracting new business in our Wealth Management Group, income decreased $577,000, or 17.3% due to decreasing market values of investments. Service charges and other fees decreased $491,000, or 10.2%, primarily due to a decrease in NSF fees on checking accounts. Gains on sales of securities decreased $671,000 from a gain of $371,000 in 2008 to a loss of $300,000 in 2009 due to the OTTI charges in 2009.

Other Expenses – Total non interest expenses increased $6.8 million or 21.6% compared to the first nine months of 2008 primarily due to higher credit related expenses and an increase in our FDIC insurance assessment. Salaries and Employee Benefits decreased $157,000, or 1.0%, primarily due to a reduction in the incentive compensation accrual. Occupancy expense decreased $267,000 or 9.8% as depreciation, utilities, maintenance, and property tax expenses decreased due to branch closings. The advertising program was reduced in 2009, resulting in a decrease of $96,000, or 10.7% in marketing expense. Losses on OREO transactions increased $5.4 million compared to last year due to losses totaling $2.3 million on 56 properties sold at auctions in 2009 and numerous write downs due to decreasing property values in 2009. FDIC insurance premium expense increased $1.9 million due to a special assessment of $663,000 in the second quarter of 2009, an increase in our regular assessment rate from 7 basis points to nearly 22 basis points in the second quarter of 2009, and because the Bank utilized its remaining assessment credits in 2008.

As a result of the above activity, the Income Before Income Taxes decreased $21.1 million to a loss of $15.5 million. The income tax expense decreased $7.3 million from $0.8 million to a benefit of $6.5 million. The Net Loss of $9.1 million is a decrease of $13.8 million from the profit of $4.7 million in the first nine months of 2008.

Cash Flows

Cash flows from operating activities decreased from $9.0 million in the first nine months of 2008 to $0.7 million in the first nine months of 2009 due to the decrease in net income and the increase in the net deferred federal income tax asset. Cash flows provided by investing activities increased from $45.4 million in the first nine months of 2008 to $127.8 million in the first nine months of 2009 primarily due to a restructuring of a portion of the investment portfolio in the third quarter of 2009. A portion of the investment activity proceeds and the reduction in loans were used to fund the reduction in deposits and borrowed funds. The amount of cash used for financing activities increased from $51.7 million in the first nine months of 2008 to $108.1 million in the first nine months of 2009 as the decrease in deposits increased from $29.8 million in 2008 to $88.4 million in 2009. Also, the decrease in short term borrowing was $13.3 million in 2008, compared to zero in 2009, and Federal Home Loan Bank advances decreased $18.0 million in 2009 compared to an increase of $5.0 million in the first nine months of 2008. This is a result of the Bank’s efforts to improve its capital position by decreasing total assets and improve its net interest margin by reducing higher cost funding and lower yield assets.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings and the Federal Reserve Discount Window, which allows us to pledge loans and investments as collateral. As of September 30, 2009, the Bank utilized $243.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and none of its $25 million of federal funds line with a correspondent bank.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first nine months of 2009 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $109.6 million at September 30, 2009 and $121.0 million at December 31, 2008. The ratio of equity to assets was 7.60% at September 30, 2009 and 7.74% at December 31, 2008. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.

In the third quarter of 2009, the Bank implemented an investment strategy that was designed to improve its regulatory capital ratios by increasing capital and reducing risk weighted assets. This strategy involved selling approximately $120 million of par value of FNMA and FHLMC mortgage backed and debt securities and investing the proceeds in GNMA mortgage backed securities. These sales produced gains of $5.3 million, which preserved capital by offsetting the OTTI charge on the pooled trust preferred CDOs. The reinvestment in GNMA bonds decreased the risk weighting of these assets from 20% to 0%, which helps maintain the Tier 1 Risk Based Capital and Total Risk Based Capital ratios.

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of September 30, 2009:
Total Capital to Risk-Weighted Assets
Consolidated	$116,173	11.16%	$104,069	10%
Monroe Bank & Trust	115,209	11.08%	103,970	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	103,093	9.91%	62,441	6%
Monroe Bank & Trust	102,094	9.82%	62,382	6%
Tier 1 Capital to Average Assets
Consolidated	103,093	7.12%	72,353	5%
Monroe Bank & Trust	102,094	7.06%	72,306	5%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital to Risk-Weighted Assets
Consolidated	$136,286	12.74%	$106,980	10%
Monroe Bank & Trust	134,853	12.62%	106,895	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	122,820	11.48%	64,188	6%
Monroe Bank & Trust	121,398	11.36%	64,137	6%
Tier 1 Capital to Average Assets
Consolidated	122,820	7.82%	78,543	5%
Monroe Bank & Trust	121,398	7.73%	78,495	5%

At September 30, 2009 and December 31, 2008, the Bank was in compliance with the capital guidelines and qualifies as “well-capitalized” under regulatory standards.

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. At the end of 2008, the estimated variability of the net interest income exceeded the Bank’s established policy limits for the minus 200 and minus 300 basis point rate scenarios. At the end of the first nine months of 2009, the estimated variability of the net interest income exceeded the Bank’s established policy limit for the minus 300 basis point rate scenario. However, because current interest rates are at historically low levels, it is not probable that rates would decrease 300 basis points, and the ALCO determined that no corrective action is required.

The ALCO also monitors interest rate risk by estimating the effect of changes in interest rates on the economic value of the Bank’s equity each month. The economic value of the Bank’s equity is first determined by subtracting the fair value of the Bank’s liabilities from the fair value of the Bank’s assets. The Bank estimates the interest rate risk by calculating the effect of market interest rate changes on that economic value of its equity. For this analysis, the Bank assumes immediate parallel shifts of plus or minus 100, 200, and 300 basis points in interest rates. The discount rates used to determine the present values of the loans and deposits, as well as the prepayment rates for the loans, are based on Management’s expectations of the effect of the rate changes on the market for loans and deposits.

The Bank’s interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2008.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2009, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2009, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MBT Financial Corp.
(Registrant)

November 9, 2009	By	/s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President &
Chief Executive Officer

November 9, 2009	By	/s/ John L. Skibski
Date	John L. Skibski
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.