Form 10-K
period 2009-12-31
MBT FINANCIAL CORP
filed 2010-03-15
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☑   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in  definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any of the amendments of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☑

As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $37.2 million based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

As of March 11, 2010, there were 16,218,869 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders of MBT Financial Corp. to be held on May 6, 2010 are incorporated by reference in this Form 10-K in response to Part III, Items 9, 10, 11, 12, and 13.

Special Note regarding Forward Looking Information

This document, including the documents that are incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act (the “Exchange Act”). You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms or other words of similar meaning. You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. Such forward-looking statements may relate to our financial condition, results of operations, plans, objectives, future performance, or business and are based upon the beliefs and assumptions of our management and the information available to our management at the time these disclosures are prepared. These forward-looking statements involve risks and uncertainties that we may not be able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Shareholders should be aware that the occurrence of the events discussed under the heading “Item 1.A.  Risk Factors” in this document and in the information incorporated by reference herein, could have an adverse effect on our business, results of operations, and financial condition. These factors, many of which are beyond our control, include the following:

•
operating, legal, and regulatory risks, including risks relating to further deteriorations in credit quality, our allowance for loan losses, potential losses on dispositions of non-performing assets, and impairment of goodwill;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	legislative or regulatory changes that adversely affect our business including changes in regulatory polices and principles, including the interpretation of regulatory capital or other rules;

•
the results of examinations of us by the Federal Reserve and our bank subsidiary by the Federal Deposit Insurance Corporation, or other regulatory authorities, who could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•
compliance with regulatory enforcement actions, including the MOUs; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets;

•	economic, political, and competitive forces affecting our banking, securities, asset management, insurance, and credit services businesses;

•	the impact on net interest income from changes in monetary policy and general economic conditions; and

•	the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Item 1.A. Risk Factors” in this document. The forward-looking statements contained or incorporated by reference in this document relate only to circumstances as of the date on which the statements are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Part I

Item 1.  Business

General
MBT Financial Corp. (the “Corporation” or the “Company”) operates as a bank holding company headquartered in Monroe, Michigan. The Corporation was incorporated under the laws of the State of Michigan in January 2000, at the direction of the management of Monroe Bank & Trust (the “Bank”), for the purpose of becoming a bank holding company by acquiring all the outstanding shares of Monroe Bank & Trust. At the April 6, 2000 Annual Meeting of Shareholders of Monroe Bank & Trust, shareholders approved a proposal that resulted in the Bank merging with Monroe Interim Bank, a state chartered bank, which was a subsidiary of the Corporation. On July 1, 2000, the merger of Monroe Bank & Trust and Monroe Interim Bank was completed, with Monroe Bank & Trust becoming the wholly owned subsidiary of MBT Financial Corp.

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

The Bank’s primary market area is Monroe County, Michigan. According to the most recent market data, there are ten other deposit taking/lending institutions competing in the Bank’s market. According to the most recent FDIC Summary of Deposits, the Bank ranks first in market share in Monroe County with 50.11% of the market. In 2001, the Bank began expanding into Wayne County, Michigan, and currently ranks fourteenth out of twenty-eight institutions operating in Wayne County with a market share of 0.36%. For the combined Monroe and Wayne County market, the Bank ranks sixth of thirty institutions with a market share of 2.97%.

Supervision and Regulation

General
As a bank holding company, we are required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve” or “Federal Reserve Board.”) The Bank is a Michigan state chartered commercial bank and is not a member of the Federal Reserve, and therefore, is regulated and supervised by the Commissioner of the Michigan Office of Financial and Insurance Regulation (“Michigan OFIR”) and the Federal Deposit Insurance Corporation (“FDIC”).  The Michigan OFIR and the FDIC conduct periodic examinations of the Bank.  The Bank is also a member of the FHLB and subject to its regulations.  The deposits of the Bank are insured under the provisions of the Federal Deposit Insurance Act by the FDIC to the fullest extent provided by law.

The system of supervision and regulation applicable to the Corporation establishes a comprehensive framework for its operations and is intended primarily for the protection of the FDIC's Deposit Insurance Fund (“DIF”), the Bank's depositors and the public, rather than the Corporation’s shareholders and creditors.  Changes in the regulatory framework, including changes in statutes, regulations and the agencies that administer those laws, could have a material adverse impact on the Corporation and its operations.

Recent Regulatory Enforcement Actions
In May 2009, the Bank entered into an informal Memorandum Of Understanding (MOU) with the FDIC and the Michigan OFIR, to establish, among other things, reporting regularly to the regulators about our operations, financial condition, and efforts to mitigate risks. In connection with the MOU, the Bank undertook certain actions to improve the Bank’s credit administration and agreed to formulate a plan to increase the Bank’s capital. The Bank’s target Tier 1 Leverage ratio is 8%. The capital plan focused on meeting the Bank’s target. The plan was approved by the Bank’s board and timely submitted to the regulators. While the MOU remains in effect, we will continue to be prohibited from paying dividends without the prior written consent of the FDIC and the Michigan OFIR.

At December 31, 2009, the Bank had a regulatory capital classification of “well capitalized” but was below the target referred to in the MOU. A failure to achieve and maintain the Tier 1 Leverage ratio target referred to in the MOU will likely result in further adverse regulatory actions, including the issuance of formal enforcement action against the Bank in the form of a consent order, or the imposition of additional restrictions under the FDIC’s Prompt Corrective Action regulations. See Item 1.A. Risk Factors in this Form 10-K.

Recent Regulatory Developments
Congress, U.S. Department of the Treasury (“Treasury”), and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system and financial markets.  Beginning in late 2008, the U.S. and global financial markets experienced deterioration of the worldwide credit markets, which created significant challenges for financial institutions both in the United States and around the world. Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. In addition, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

In response to the financial market crisis and continuing economic uncertainty, the United States government, specifically the Treasury, the Federal Reserve Board and the FDIC working in cooperation with foreign governments and other central banks, took a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including measures available under the Emergency Economic Stabilization Act of 2008 (“EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), which included the Troubled Asset Relief Program (“TARP”).The stated purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. As part of TARP, Treasury purchased debt or equity securities from participating financial institutions through the Treasury’s Capital Purchase Plan (“CPP”).  Participants in the CPP are subject to various restrictions regarding dividends, stock repurchases, corporate governance and executive compensation. We withdrew our application to participate in the program before it was determined whether or not we would be allowed to participate and, therefore, we are not subject to the restrictions imposed on CPP participants.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2013.  Following a systemic risk determination, on October 14, 2008, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”). Under the Transaction Account Guarantee Program of the TLGP, the FDIC temporarily provides a 100% guarantee of the deposits in non-interest-bearing transaction deposit accounts in participating financial institutions. The Bank participates in this program. Consequently, all funds held in non-interest-bearing transaction accounts (demand deposit accounts), Interest on Lawyers Trust Accounts (IOLTAs), and low-interest NOW accounts (defined as NOW accounts with interest rates no higher than 0.50%) with the Bank are covered under this program. This program has been extended through June 30, 2010.

On February 17, 2009, President Obama signed the Americans Recovery and Reinvestment Act of 2009 (“ARRA”), which includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. The ARRA also imposes new executive compensation and corporate governance limits on current and future participants in the TARP program in addition to those previously announced by Treasury.

Many of the temporary recovery programs are approaching their expiration date. However, the U.S. government is considering numerous legislative and administrative proposals sponsored by various members of Congress and the Presidential Administration relating to long-term regulatory reform of the financial markets. In some cases, the proposals include a radical overhaul of the regulation of financial institutions or limitations on the products they offer. Many of these proposals would impose stricter capital and prudential standards, reporting, disclosure, and operational requirements on banks and financial institutions. The regulations or regulatory policies that are applicable to the Corporation and eventually adopted by the U.S. government may be disruptive to the Corporation’s business and could have a material adverse effect on its business, financial condition, and results of operations.

Bank Regulation
Michigan banks are regulated and supervised by the Commissioner of the Michigan OFIR and as a state non-member the Bank is regulated and supervised by the FDIC.  Summarized below are some of the more important regulatory and supervisory laws and regulations applicable to the Bank.

Business Activities. The activities of state banks are governed by state as well as federal law and regulations. These laws and regulations delineate the nature and extent of the investments and activities in which state institutions may engage.

Loans to One Borrower. Michigan law provides that a Michigan commercial bank may not provide loans or extensions of credit to a person in excess of 15% of the capital and surplus of the bank. The limit, however, may be increased to 25% of capital and surplus if approval of two-thirds of the Bank’s board of directors is granted. At December 31, 2009, the Bank’s regulatory limit on loans to one borrower was $12.0 million or $20.0 million for loans approved by two-thirds of the Board of Directors. If the Michigan OFIR determines that the interests of a group of more than one person, co-partnership, association or corporation are so interrelated that they should be considered as a unit for the purpose of extending credit, the total loans and extensions of credit to that group are combined. At December 31, 2009, the Bank did not have any loans with one borrower that exceeded its regulatory limit.

At December 31, 2009, loans that had high loan to value ratios at origination were quantified by management and represented less than 10% of total outstanding loans as of the balance sheet date. Additionally, management quantified all loans (mortgage, consumer and commercial) that required interest only payments as of the balance sheet date and determined that these types of loans were less than 10% of total loans outstanding at December 31, 2009. Based on these facts, management concluded no concentrations of credit risk existed at December 31, 2009.

Dividends.  The Corporation’s ability to pay dividends on its common stock depends on its receipt of dividends from the Bank. The Bank is subject to restrictions and limitations in the amount and timing of the dividends it may pay to the Corporation. Dividends may be paid out of a Michigan commercial bank’s net income after deducting all bad debts. A Michigan commercial bank may only pay dividends on its common stock if the bank has a surplus amounting to not less than 20% of its capital after the payment of the dividend. If a bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net income for the preceding one-half year (in the case of quarterly or semi-annual dividends) or at least 10% of net income of the preceding two consecutive half-year periods (in the case of annual dividends) has been transferred to surplus.

Federal law also affects the ability of a Michigan commercial bank to pay dividends. The FDIC’s prompt corrective action regulations prohibit an insured depository institution from making capital distributions, including dividends, if the institution has a regulatory capital classification of “undercapitalized,” or if it would be undercapitalized after making the distribution.  The FDIC may also prohibit the payment of dividends if it deems any such payment to constitute an unsafe and unsound banking practice.  Under the terms of the MOU with the FDIC and the Michigan OFIR the Bank is prohibited from paying dividends without the consent of the FDIC and Michigan OFIR.

Michigan OFIR Assessments.  Michigan commercial banks are required to pay supervisory fees to the Michigan OFIR to fund the operations of the Michigan OFIR. The amount of supervisory fees paid by a bank is based upon a formula involving the bank’s total assets, as reported to the Michigan OFIR.

State Enforcement.  Under Michigan law, the Michigan OFIR has broad enforcement authority over state chartered banks and, under certain circumstances, affiliated parties, insiders, and agents. If a Michigan commercial bank does not operate in accordance with the regulations, policies and directives of the Michigan OFIR or is engaging, has engaged or is about to engage in an unsafe or unsound practice in conducting the business of the bank, the Michigan OFIR may issue and serve upon the bank a notice of charges with respect to the practice or violation. The Michigan OFIR enforcement authority includes: cease and desist orders, receivership, conservatorship, removal and suspension of officers and directors, assessment of monetary penalties, emergency closures, liquidation and the power to issue orders and declaratory rulings.

Federal Enforcement. The FDIC has primary federal enforcement responsibility over state non-member banks and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants, who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive, cease and desist, consent order to removal of officers and/or directors of the institution as well as receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Federal law also establishes criminal penalties for certain violations.

Capital Requirements. Under FDIC regulations, federally-insured state-chartered banks that are not members of the Federal Reserve (“state non-member banks”), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC not to be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is principally composed of the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships).

The Bank must also comply with the FDIC risk-based capital guidelines. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the FDIC’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight, loans fully secured by one-to-four family residential properties generally have a 50% risk weight and commercial loans have a risk weight of 100%.

State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, the principal elements of which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, a portion of the net unrealized gain on equity securities and other capital instruments such as subordinated debt.

The FDIC has adopted a regulation providing that it will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. For more information about interest rate risk, see “Managements Discussion and Analysis - Quantitative and Qualitative Disclosures about Market Risk.”

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized"), and all institutions are assigned one such category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed.  At December 31, 2009, the Bank’s regulatory capital classification was “well capitalized.” However, in the event the Bank is unable to attain and maintain a Tier 1 leverage ratio of 8% or more, as referred to in the MOU, the Bank will likely be subject to additional formal enforcement action including the issuance of a consent order by the FDIC and the Michigan OFIR. In the event such a formal enforcement action is taken against the Bank then during such time as the Bank is not in compliance with a capital requirement imposed by a formal enforcement action such as a consent order, the Bank’s capital category will be reduced to “adequately capitalized” under applicable bank regulatory capital guidelines, even if its nominal capital ratios are above those required to be considered well capitalized.

For further discussion regarding the Corporation’s regulatory capital requirements, see Note 13 to the 2009 Consolidated Financial Statements.

FDIC Insurance.  All of the Bank’s deposits are insured under the Federal Deposit Insurance Act by the FDIC to the fullest extent permitted by law.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The federal deposit insurance system was overhauled in 2006 as a result of the enactment of The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law in February of 2006. Pursuant to the Reform Act, the FDIC has modified its risk-based assessment system for deposit insurance premiums. Under the new system, all insured depository institutions are placed into one of four categories and assessed insurance premiums based primarily on their level of capital and supervisory evaluations.

For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35, and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32, and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions, based on the ratio of certain amounts of Tier 1 capital to deposits. The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III, and IV whose ratio of brokered deposits to deposits exceeds 10%. Reciprocal deposit arrangements like CDARS were treated as brokered deposits for Risk Category II, III, and IV institutions but not for institutions in Risk Category I. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16, and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009 payable on September 30, 2009 and reserved the right to impose additional special assessments. In lieu of further special assessments, on November 12, 2009 the FDIC approved a final rule to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating future assessments, an institution would assume 5% annual growth in the assessment base and a three basis point increase in the current assessment rate for 2011 and 2012. The prepaid assessment would be applied against the actual assessment until exhausted. Any funds remaining after June 30, 2013 would be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it could apply for an exemption.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged .0102 % of insured deposits on an annualized basis in fiscal year 2009. These assessments will continue until the FICO bonds mature in 2017.

Transactions with Related Parties. The Bank’s authority to engage in transactions with an “affiliate” (generally, any company that controls or is under common control with a depository institution) is limited by federal law. Federal law places quantitative and qualitative restrictions on these transactions and imposes specified collateral requirements for certain transactions. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

The Bank’s, authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is also governed by federal law. Among other restrictions, these loans are generally required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of failure to make required repayment. The Sarbanes-Oxley Act of 2002 generally prohibits the Corporation from extending or maintaining credit, arranging for the extension of credit, or renewing an extension of credit, in the form of a personal loan to or for any director or executive officer (or equivalent thereof), except for extensions of credit made, maintained, arranged or renewed by the Corporation that are subject to the federal law restrictions discussed above.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions. The guidelines address internal controls and information systems, the internal audit system, credit underwriting, loan documentation, interest rate risk exposure, asset growth, asset quality, earnings and compensation, and fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit an acceptable plan to achieve compliance with the standard.

Investment Activities. Since the enactment of the FDIC Improvement Act, all state-chartered FDIC insured banks, have generally been limited to activities of the type and in the amount authorized for national banks, notwithstanding state law. The FDIC Improvement Act and the FDIC permit exceptions to these limitations. For example, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than direct equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the DIF.

Mergers. The Bank may engage in mergers or consolidations with other depository institutions or their holding companies, subject to review and approval by applicable state and federal banking agencies. When reviewing a proposed merger, the federal banking regulators consider numerous factors, including the effect on competition, the financial and managerial resources and future prospects of existing and proposed institutions, the effectiveness of FDIC-insured institutions involved in the merger in addressing money laundering activities and the convenience and needs of the community to be served, including performance under the Community Reinvestment Act.

Interstate Branching. Beginning June 1, 1997, federal law permitted the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The law also permitted a state to “opt in” to the provisions of the Interstate Banking Act before June 1, 1997, and permitted a state to “opt out” of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. Michigan did not “opt out” of the provisions of the Interstate Banking Act. Accordingly, beginning June 1, 1997, a Michigan commercial bank could acquire an institution by merger in a state other than Michigan unless the other state had opted out. The Interstate Banking Act also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

Community Reinvestment Act.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the OCC, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. The Bank received a “satisfactory” rating in its most recent Community Reinvestment Act evaluation by the FDIC.  Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of federal governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States’ anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Department of the Treasury has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to financial institutions such as us. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputation consequences for the institution, including the imposition of enforcement actions and civil monetary penalties.

Federal Home Loan Bank.  The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”), one of the 12 regional Federal Home Loan Banks. The FHLBI provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLBI, is required to acquire and hold shares of capital stock in the FHLBI in an amount equal to at least 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLBI, whichever is greater. The Bank was in compliance with this requirement and its investment in FHLBI stock at December 31, 2009 was $13.1 million. The FHLB Banks function as a central reserve bank by providing credit for financial institutions throughout the United States. Advances are generally secured by eligible assets of a member, which include principally mortgage loans and obligations of, or guaranteed by, the U.S. government or its agencies. Advances can be made to the Bank under several different credit programs of the FHLBI. Each credit program has its own interest rate, range of maturities and limitations on the amount of advances permitted based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

Federal Reserve Board.  The Federal Reserve Board regulations require banks to maintain non-interest-earning reserves against their net transaction accounts, nonpersonal time deposits and Eurocurrency liabilities (collectively referred to as reservable liabilities).

Overdraft Regulation.  The Federal Reserve Board has amended Regulation E (Electronic Fund Transfers) effective July 1, 2010 to require consumers to opt in, or affirmatively consent, to the institution’s overdraft service for ATM and one-time debit card transactions before overdraft fees may be assessed on the account. Consumers will also be provided a clear disclosure of the fees and terms associated with the institution’s overdraft service.

Other Regulations.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:
•	the federal "Truth-In-Lending Act," governing disclosures of credit terms to consumer borrowers;
•
the "Home Mortgage Disclosure Act of 1975," requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the "Equal Credit Opportunity Act," prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the "Fair Credit Reporting Act of 1978," governing the use and provision of information to credit reporting agencies;
•	the "Fair Debt Collection Act," governing the manner in which consumer debts may be collected by collection agencies; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:
•
the "Right to Financial Privacy Act," which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the "Electronic Funds Transfer Act" and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Holding Corporation Regulation
General. The Corporation, as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System. The Corporation is also required to file annually a report of its operations with the Federal Reserve Board. This regulation and oversight is generally intended to ensure that the Corporation limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of the Bank.

Under the Bank Holding Company Act, the Corporation must obtain the prior approval of the Federal Reserve Board before it may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the Corporation would directly or indirectly own or control more than 5% of such shares.

Federal statutes impose restrictions on the ability of a bank holding company and its nonbank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank’s investments in the stock or securities of the holding company, and on the subsidiary bank’s taking of the holding company’s stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations, or both.

Non-Banking Activities. The business activities of the Corporation, as a bank holding company, are restricted by the Bank Holding Company Act. Under the Bank Holding Company Act and the Federal Reserve Board’s bank holding company regulations, the Corporation may only engage in, acquire, or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the Bank Holding Company Act and (2) any non-banking activity the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities as well as a lengthy list of activities that the Federal Reserve Board has determined to be so closely related to the business of banking as to be a proper incident thereto.

Financial Modernization. The Gramm-Leach-Bliley Act, which became effective in March 2000, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Act also permits the Federal Reserve Board and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” CRA rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. The Corporation has not submitted notice to the Federal Reserve Board of our intent to be deemed a financial holding company.

Regulatory Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board’s capital adequacy guidelines are similar to those imposed on the Bank by the FDIC.

Restrictions on Dividends. The Corporation relies on dividends from the Bank to pay dividends to shareholders.  The Michigan Banking Code of 1999 states, in part, that bank dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to contributed capital. The Bank has not declared or paid any dividends that have caused its retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the Federal Deposit Insurance Corporation.

The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Employees
MBT Financial Corp. has no employees other than its three officers, each of whom is also an employee and officer of Monroe Bank & Trust and who serve in their capacity as officers of MBT Financial Corp. without compensation. As of December 31, 2009, Monroe Bank & Trust had 354 full-time employees and 16 part-time employees.  Monroe Bank & Trust provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services, and a 401(k) plan.

Executive Officers of the Registrant

NAME	AGE	POSITION
H. Douglas Chaffin	54	President & Chief Executive Officer
Scott E. McKelvey	50	Executive Vice President, Senior Wealth Management Officer, Monroe Bank & Trust
James E. Morr	63	Executive Vice President, General Counsel, and Chief Risk Officer, Monroe Bank & Trust; Secretary, MBT Financial Corp.
Thomas G. Myers	53	Executive Vice President & Chief Lending Manager, Monroe Bank & Trust
John L. Skibski	45	Executive Vice President & Chief Financial Officer, Monroe Bank & Trust; Treasurer, MBT Financial Corp.

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

H. Douglas Chaffin was President & Chief Executive Officer in each of the last five years. Scott E. McKelvey was Executive Vice President, Senior Wealth Management Officer in 2009, 2008, and 2007, and Senior Vice President – Downriver Community President in 2007, 2006, and 2005. James E. Morr was Executive Vice President, General Counsel and Chief Risk Officer in 2009, 2008, and 2007 and Executive Vice President, Senior Wealth Management Officer and General Counsel in 2007, 2006, and 2005. Thomas G. Myers was Executive Vice President & Chief Lending Manager in each of the last five years. John L. Skibski was Executive Vice President & Chief Financial Officer in each of the last five years.

Available Information
MBT Financial Corp. makes its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports available on its website as soon as reasonably practicable after they are filed with or furnished to the SEC, free of charge. The website address is www.mbandt.com.

Item 1A. Risk Factors

This section highlights some of the specific risks that could affect us. Although this section attempts to highlight some of the key factors, please be aware that these risks are not the only risks we face; other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition, results of operations or the trading price of our securities. The current and further deterioration in the residential construction and commercial development real estate markets may lead to increased non-performing assets in our loan portfolio and increased provision expense for losses on loans, which could have a material adverse effect on our capital, financial condition and results of operations.

Risks Related to the Corporation’s Business

The Corporation’s Business may be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally
The Corporation’s success depends significantly on the general economic conditions of the State of Michigan.  Unlike larger regional or national banks that are more geographically diversified, the Bank provides banking and financial services to customers primarily in Southeast Michigan and Northwest Ohio.  The local economic conditions in these areas have a significant impact on the demand for the Bank’s products and services as well as the ability of the Bank’s customers to repay loans, the value of the collateral securing loans, and the stability of the Bank’s deposit funding sources.  A significant decline in general economic conditions caused by inflation, recession, acts of terrorism, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Bank’s and the Corporation’s financial condition and results of operations. In particular, the current environment impacts the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans. A favorable business environment is generally characterized by economic growth, efficient capital markets, low inflation, high business and investor confidence, strong business earnings, and other factors. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

Southeast Michigan and the United States as a whole have gone through a prolonged downward economic cycle from 2007 through 2009. Significant weakness in market conditions adversely impacted all aspects of the economy including the Corporation’s business. In particular, dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, negatively impacted the credit performance of construction loans, which resulted in significant write-downs of assets by many financial institutions. Business activity across a wide range of industries and regions was greatly reduced, and local governments and many businesses experienced serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. In addition, unemployment increased significantly during that period. The business environment was adverse for many households and businesses in the Southeast Michigan market, United States, and worldwide.

Overall, during the past two years, the general business environment has had an adverse effect on the Corporation’s business, and there can be no assurance that the environment will improve in the near term. Unemployment levels remain elevated, housing prices remain depressed, and demand for housing remains weak due to distressed sales and tightened lending standards. Consequently, particularly in the Michigan economy which has been one of the most adversely impacted states in the United States by the current recession, there can be no assurance that the economic conditions will improve in the near term. Furthermore, a worsening of economic conditions would likely exacerbate the adverse effects of these difficult market conditions on the Corporation and others in the financial institutions industry. Continued market stress could have a material adverse effect on the credit quality of the Corporation’s loans, and therefore, its financial condition and results of operations.

The Bank is operating under a Memorandum of Understanding with its governmental regulators and may be subject to further regulatory enforcement actions.
In May, 2009, the Bank agreed to an informal memorandum of understanding (the “MOU”) with the FDIC and the Michigan OFIR to establish, among other things, reporting regularly to federal and state regulators about our operations, financial condition, and efforts to mitigate risks.  As a part of this informal program the Bank undertook certain actions to improve the Bank’s credit administration and also developed a written plan to attain a minimum Tier 1 Leverage Capital ratio of 8%.  The Bank’s tier 1 leverage ratio is calculated by dividing its tier 1 capital (the numerator of the ratio) by its average total consolidated assets (the denominator of the ratio).  Tier I capital of the Bank is the Bank’s core capital (qualifying stockholders’ equity and retained earnings).  The Corporation’s plan to improve its tier I leverage ratio and otherwise enhance its overall financial health was approved by the Corporation's Board of Directors and timely submitted to the FDIC and the Michigan OFIR.  As of December 31, 2009, the Bank’s Tier I Leverage Capital ratio was 6.21% and therefore the Bank has not yet achieved the target Tier 1 Leverage ratio adopted in connection with the MOU.  As a result of this, the FDIC and/or the Michigan OFIR may take formal regulatory action against the Bank, including the issuance of a formal agreement or consent order.

Our Business is Subject to Credit Risk and the Impact of Nonperforming Loans
We face the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud and economic factors, could require additional increases in the allowance for loan losses. Additions to the allowance for loan losses would cause our net income to decline and could have a material adverse impact on our financial condition and results of operations.

Making loans is an essential element of our business, and there is a risk that customer loans will not be repaid. The risk of nonpayment is affected by a number of factors, including:
•	The duration of the loan;
•	Credit risks of a particular borrower;
•	Changes in unemployment, economic and industry conditions; and
•
in the case of a collateralized loan, the potential inadequacy of the value of the collateral in the event of default, such as has resulted from the deterioration in commercial and residential real estate values.

We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors including, among others, the ongoing review and grading of the loan portfolio, consideration of our past loan loss experience as well as that of the banking industry, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual credits, and other qualitative and quantitative factors which could affect probable credit losses. We determine the amount of the allowance for loan losses by considering these factors and by using estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on our historical loss experience with additional qualitative factors for various issues, and allocation of specific reserves for special situations that are unique to the measurement period with consideration of current economic trends and conditions, all of which are susceptible to significant change. As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.  Although we believe the level of the allowance for loan losses is appropriate as recorded in the consolidated financial statements, because current economic conditions could continue to deteriorate and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. At December 31, 2009 our allowance for loan losses was $24.1 million, or 2.83% of total loans and 27.94% of non-performing loans, an increase of $5.6 million over our allowance for loan losses of $18.5 million, or 1.97% of total loans and 34.45% of nonperforming loans as of December 31, 2008.

A substantial portion of our loan portfolio is sensitive to real estate values, and declining real estate prices in our markets have resulted in increases in delinquencies and losses on certain segments of our portfolio.  As of December 31, 2009, more than 85% of the Bank’s loan portfolio was secured by real estate.  Taken together with the general economic downturn in our key markets, the effects of ongoing mortgage market turbulence, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further reductions in real estate values, which may adversely affect the value of collateral securing mortgage loans that we hold, mortgage loan originations, and profits on sale of mortgage loans. Continued declines in real estate values and home sales volumes and financial stress on borrowers resulting from job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers and their ability to repay loans from us. A continued sustained economic downturn could adversely affect other portions of our loan portfolio.

At December 31, 2009, $93.8 million or 11.1% of our loans were categorized as commercial loans.  These loans are generally unsecured business lines of credit, equipment loans and other business related extensions of credit.  These loans are subject to business risks associated with the specific risks of the borrower as well as the southeast Michigan economy.  Repayment of these loans relies substantially on the profitability and cash flow capacity of the borrower.  Consumer loans totaling $22.1 million, or 2.6% of our total loans at December 31, 2009, are comprised principally of secured and unsecured personal loans such as vehicle loans and unsecured personal lines of credit.  These loans are principally dependent upon the personal income of the borrower as the source of repayment.  Risk of default and nonpayment of these loans rises substantially when there is a general downturn in the economy and borrowers lose their jobs.

There is no precise method of predicting loan losses, and therefore we always face the risk that charge-offs in future periods will exceed our allowance for loan losses or that additional increases in the allowance for loan losses will otherwise be required. Additions to the allowance for loan losses would cause net income to decline in the period(s) in which such additions occur and could also have a material adverse impact on our capital and financial position.

In addition to the risk of loss of principal associated with our loan portfolio, our profitability is adversely affected by non-performing loans.  Non-performing loans include loans past due 90 days or more, restructured loans, and non-accrual loans.

The Bank has a Current Need for Additional Equity
We lost $34.2 million during the year ended December 31, 2009.  While we believe we will be able to generate profits during 2010, we cannot be certain that we will return to profitability.  Given our recent losses, asset quality issues, and overall financial condition, we must raise additional capital to provide the Corporation and the Bank sufficient capital resources to meet their commitments and business needs.  In addition, the Bank is party to an MOU that it entered into with the FDIC and the Michigan OFIR in May, 2009. In connection with the MOU a target Tier 1 leverage ratio of 8% was established for the Bank. This is the same target that the Bank had established for itself in 2007. At December 31, 2009, the Bank’s Tier 1 leverage ratio was 6.21%, its Tier 1 risk-based ratio was 8.87% and its total risk-based capital ratio was 10.14%.  In order to achieve the target Tier 1 Leverage ratio of 8%, the Bank would have needed approximately $25.3 million in additional Tier 1 equity capital as of December 31, 2009.  While the Corporation, on behalf of the Bank, is attempting to raise the required additional capital, we may not be able to raise the necessary capital on favorable terms, or at all. An inability to raise additional capital on acceptable terms could have a materially adverse effect on our business, financial condition and results of operations.  It also could result in the FDIC and/or the Michigan OFIR taking formal regulatory enforcement action against the Bank, including the issuance of a consent order.

The Corporation is Subject to Interest Rate Risk
The Corporation’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest earned on interest earning assets such as loans and securities and interest paid on interest bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic and market conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect the Corporation’s ability to originate loans and obtain deposits and the fair values of the Corporation’s financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate or decrease at a slower rate than the interest rates received on loans and investments, the Corporation’s net interest income, and therefore earnings, could be adversely affected.

Although Management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected, or prolonged change in market interest rates or in the term structure of interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations. See Item 6A. Quantitative and Qualitative Disclosures about Market Risk in this report for further discussion related to the Corporation’s management of interest rate risk.

Our Allowance for Loan Losses may not be adequate
The Corporation maintains an Allowance for Loan Losses, which is a reserve established through a provision for loan losses charged to expense, that represents Management’s best estimate of probable loan losses that have been incurred within the existing portfolio of loans. The Allowance, in the judgment of Management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the Allowance reflects Management’s continuing evaluation of loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the Allowance inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Corporation’s control, may require an increase in the Allowance. In addition, bank regulatory agencies periodically review the Corporation’s Allowance and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different from those of Management.

Real Estate Market Volatility and Future Changes in Disposition Strategies Could Result in Net Proceeds that Differ Significantly from Other Real Estate Owned (“OREO”) Fair Value Appraisals
The Corporation’s OREO portfolio consists of properties that it obtained through foreclosure in satisfaction of loans. OREO properties are recorded at the lower of the recorded investment in the loans for which the properties served as collateral or estimated fair value, less estimated selling costs. Generally, in determining fair value an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2008 and 2009.

In response to market conditions and other economic factors, the Corporation may utilize alternative sale strategies other than orderly dispositions as part of its OREO disposition strategy, such as immediate liquidation sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from estimates used to determine the fair value of the Corporation’s OREO properties.

Turmoil in the Financial Markets Could Result in Lower Fair Values for the Corporation’s Investment Securities
Major disruptions in the capital markets experienced in the past year have adversely affected investor demand for all classes of securities and resulted in volatility in the fair values of the Corporation’s investment securities. Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary impairment. Such impairment could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Is Subject To Environmental Liability Risk Associated With Lending Activities
A significant portion of the Corporation’s loan portfolio is secured by real property. During the ordinary course of business, the Corporation may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Corporation may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Corporation to incur substantial expenses and could materially reduce the affected property’s value or limit the Corporation’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Corporation’s exposure to environmental liability. Although the Corporation has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation May Be Adversely Affected by the Soundness of Other Financial Institutions
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Corporation has exposure to many different industries and counterparties and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Corporation to credit risk in the event of a default by a counterparty or client. Any such losses could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Operates in a Highly Competitive Industry
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

The Corporation is Subject to Extensive Government Regulation and Supervision
The Corporation is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial products and services, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition, and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions both in the United States and around the world. Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. In light of these current economic conditions, regulatory authorities have been taking actions with respect to the banking industry as a whole, and individual financial institutions in particular, including institutions that are considered well capitalized under applicable regulatory standards. These actions are intended to stabilize and improve the financial condition, risk profile, and capital adequacy of the industry and such financial institutions. Such actions may take the form of an informal understanding or a formal written agreement between the regulatory authority and a financial institution that imposes various requirements on the financial institution. These requirements could include the development of goals, strategies, and plans for improving lending procedures, lowering risk profiles, maintaining specific capital levels, raising capital, and restrictions on dividends, transactions with affiliates, redemption of equity securities, and incurring or refinancing debt.

Under applicable laws, the Federal Reserve Board, the FDIC and the Michigan OFIR have the ability to impose substantial sanctions, restrictions, and requirements on the Bank or the Corporation, if they determine, during an examination or otherwise, that the Bank or the Corporation violated laws or has weaknesses with respect to general standards of safety and soundness. Applicable law prohibits disclosure of specific examination findings by the institution, although formal enforcement actions are routinely disclosed by the regulatory authorities. In May 2009, the Bank agreed to an informal memorandum of understanding with its regulators to establish, among other things, reporting regularly to the regulators about our operations, financial condition, and efforts to mitigate risks. In light of that informal agreement, and due to increased problem assets and decreased capital ratios and earnings, it is likely that formal regulatory action will be imposed in the form of a consent order. The FDIC may require certain corrective steps, impose limits on activities, prescribe lending parameters, and require additional capital to be raised. Failure to adhere to the requirements could result in more severe restrictions. Generally these enforcement actions can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

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

Overdraft Regulation Could Have an Adverse Effect on the Corporation
The Federal Reserve Board has amended Regulation E (Electronic Fund Transfers) effective July 1, 2010 to require consumers to opt in, or affirmatively consent, to the institution’s overdraft service for ATM and one-time debit card transactions, before overdraft fees may be assessed on the account. Consumers will also be provided a clear disclosure of the fees and terms associated with the institution’s overdraft service. Such change could adversely affect the level of the Corporation’s overdraft fees.

The Short-Term and Long-Term Impact of the New Basel II Capital Standards and the Forthcoming New Capital Rules to be Proposed for Non-Basel II U.S. Banks is Uncertain
Basel II refers to the results/pronouncements issued by an international committee formed to create an international standard that banking regulators can use when creating regulations about how much capital banks need to put aside to guard against financial and operational risks. The name comes from Basel, Switzerland, the city in which the main international organization, The Bank for International Settlements, is located. Basel II was issued in 2004 and is an update of an earlier accord, Basel I. The concept is to address minimum capital requirements, supervisory review, and market discipline.

As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation of Basel II may be or what impact a pending alternative approach for non-Basel II U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

The Level of the Commercial Real Estate Loan Portfolio May Subject the Corporation to Additional Regulatory Scrutiny
The FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm non-residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital and increased by 50% or more during the prior 36 months. The joint guidance requires heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing. As of December 31, 2009, the Bank did not meet the level of concentration in commercial real estate lending activity that would indicate a need under the regulatory guidance for increased risk assessment.

The Corporation’s Information Systems May Experience an Interruption or Breach in Security
The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan, or other systems. The Corporation has policies and procedures expressly designed to prevent or limit the effect of a failure, interruption, or security breach of its systems. However, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that the impact will not be substantial. The occurrence of any failures, interruptions, or security breaches of the Corporation’s systems could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Is Dependent Upon Outside Third Parties for Processing and Handling of Corporation Records and Data
The Corporation relies on software developed by third party vendors to process various Corporation transactions. In some cases, the Corporation has contracted with third parties to run its proprietary software on behalf of the Corporation. These systems include, but are not limited to, general ledger, payroll, employee benefits, trust record keeping, loan and deposit processing, merchant processing, and securities portfolio management. While the Corporation performs a review of controls instituted by the vendor over these programs in accordance with industry standards and performs its own testing of user controls, the Corporation must rely on the continued maintenance of these controls by the outside party, including safeguards over the security of customer data. In addition, the Corporation maintains backups of key processing output daily in the event of a failure on the part of any of these systems. Nonetheless, the Corporation may incur a temporary disruption in its ability to conduct its business or process its transactions, or incur damage to its reputation if the third party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such disruption or breach of security may have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Continually Encounters Technological Change
The banking and financial services industry continually undergoes technological changes, with frequent introductions of new technology-driven products and services. In addition to serving customers better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Corporation’s future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that enhance customer convenience and that create additional efficiencies in the Corporation’s operations. Many of the Corporation’s competitors have greater resources to invest in technological improvements, and the Corporation may not effectively implement new technology-driven products and services or do so as quickly, which could reduce its ability to effectively compete. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on the Corporation’s business and, in turn, its financial condition and results of operations.

The Corporation Is Subject To Claims and Litigation Pertaining to Fiduciary Responsibility and other Legal Risks
From time to time, customers and others make claims and take legal action pertaining to our performance of fiduciary responsibilities. If such claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Consumers and Businesses May Decide Not to Use Banks to Complete Their Financial Transactions
Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without banks. This could result in the loss of fee income as well as the loss of customer deposits and income generated from those deposits and could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation’s Controls and Procedures May Fail or Be Circumvented
Management regularly reviews and updates the Corporation’s internal controls, disclosure controls, and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s business, results of operations, and financial condition.

Financial Services Companies Depend Upon the Accuracy and Completeness of Information about Customers and Counterparties
In deciding whether to extend credit or enter into other transactions, the Corporation may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Corporation may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse effect on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

The Corporation and Its Subsidiaries May Not Be Able To Realize the Benefit of Deferred Tax Assets
The Corporation records deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The deferred tax assets can be recognized in future periods dependent upon a number of factors, including the ability to realize the asset through carry back or carry forward to taxable income in prior or future years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. If the Corporation is not able to recognize deferred tax assets in future periods, it could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation and Its Subsidiaries Are Subject To Changes in Federal and State Tax Laws and Changes in Interpretation of Existing Laws
The Corporation’s financial performance is impacted by federal and state tax laws. Given the current economic and political environment, and ongoing state budgetary pressures, the enactment of new federal or state tax legislation may occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation and Its Subsidiaries Are Subject To Changes in Accounting Principles, Policies, or Guidelines
The Corporation’s financial performance is impacted by accounting principles, policies, and guidelines. Changes in these are continuously occurring, and given the current economic environment, more drastic changes may occur. The implementation of such changes could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation May Not Be Able to Attract and Retain Skilled People
The successful operation of the Corporation and the Bank will be greatly influenced by the Corporation’s and the Bank’s ability to retain the services of their existing senior management and, to attract and retain qualified additional senior and middle management.  The unexpected loss of the services of any of the key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Corporation’s and the Bank’s business and financial results.

The Corporation Is a Bank Holding Corporation and Its Sources of Funds Are Limited
The Corporation is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of the Corporation is derived primarily from dividends received from the Bank. The Corporation’s ability to receive dividends or loans from its subsidiaries is restricted. Dividend payments by the Bank to the Corporation in the future will require generation of future earnings by the Bank and could require regulatory approval if the proposed dividend is in excess of prescribed guidelines. Further, the Corporation’s right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank’s creditors, including depositors, which will take priority. Under the terms of the Bank’s MOU with the FDIC and the Michigan OFIR the Bank is presently prohibited from the payment of dividends without the consent of the FDIC and the Michigan OFIR.

The Corporation Could Experience an Unexpected Inability to Obtain Needed Liquidity
The Corporation and the Bank may be unable to continue to obtain adequate sources of funding and liquidity at current rates, which would adversely affect the spread between interest earned on assets and interest paid on liabilities.  The Bank’s profitability depends in large part upon the amount of the spread between interest earned on assets and interest paid on liabilities, including deposits.  A decrease in this spread will result in a decrease in profitability and, eventually, losses.  A decrease in the Bank’s profitability likely would impair the ability of the Bank to pay dividends to the Corporation.  The unavailability of adequate funding sources harms the Corporation and the Bank in other ways as well.  The Corporation and the Bank must maintain adequate funding sources in the normal course of business to support their operations and to fund outstanding liabilities.  The Bank derives liquidity through, among other things, deposit growth and maturity and sale of investment securities and loans.  If these funding sources are not sufficient, the Corporation and the Bank may have to acquire funds through higher-cost sources or may not be able to access funding at all.

Severe Weather, Natural Disasters, Acts of War or Terrorism and Other External Events Could Significantly Impact the Corporation’s Business
Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. Such events could affect the stability of the Corporation’s deposit base, impair the ability of borrowers to repay outstanding loans, reduce the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

Managing Reputational Risk Is Important To Attracting and Maintaining Customers, Investors, and Employees
Threats to the Corporation’s reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. The Corporation has policies and procedures in place that seek to protect our reputation and promote ethical conduct. Nonetheless, negative publicity may arise regarding the Corporation’s business, employees, or customers, with or without merit, and could result in the loss of customers, investors, and employees; costly litigation; a decline in revenues; and increased governmental regulation.

Risks Associated With the Corporation’s Common Stock

The Corporation’s Stock Price Can Be Volatile
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Corporation’s stock price can fluctuate significantly in response to a variety of factors including:
•	Actual or anticipated variations in quarterly results of operations;
•	Recommendations by securities analysts;
•	Operating and stock price performance of other companies that investors deem comparable to the Corporation;
•	News reports relating to trends, concerns, and other issues in the financial services industry;
•	Perceptions in the marketplace regarding the Corporation and/or its competitors;
•	New technology used or services offered by competitors;
•	Significant acquisitions or business combinations, strategic partnerships, joint venture, or capital commitments by or involving the Corporation or its competitors;
•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•	Changes in government regulations; and

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause the Corporation’s stock price to decrease regardless of operating results.

The Trading Volume In the Corporation’s Common Stock Is Less Than That Of Other Larger Financial Services Institutions
Although the Corporation’s common stock is listed for trading on the Nasdaq Global Select stock market, the trading volume in its common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control. Given the low trading volume of the Corporation’s common stock, significant sales of the Corporation’s common stock, or the expectation of these sales could cause the Corporation’s common stock price to fall.

An Investment In the Corporation’s Common Stock Is Not An Insured Deposit
The Corporation’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in the Corporation’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Corporation’s common stock, you could lose some or all of your investment.

The Corporation’s Articles of Incorporation, By-Laws, As Well As Certain Banking Laws May Have an Anti-Takeover Effect
Provisions of the Corporation’s Articles of Incorporation and By-laws, and federal banking laws, including regulatory approval requirements ,could make it more difficult for a third party to acquire the Corporation, even if doing so would be perceived to be beneficial by the Corporation’s stockholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Corporation’s common stock.

The Corporation May Issue Additional Securities, Which Could Dilute the Ownership Percentage of Holders of the Corporation’s Common Stock
The Corporation may issue additional securities to raise additional capital or finance acquisitions or upon the exercise or conversion of outstanding options, and, if it does, the ownership percentage of holders of the Corporation’s common stock could be diluted.

The Corporation Cannot Assure You of Its Ability to Pay Dividends in the Future
The Corporation suspended the payment of dividends on August 27, 2009.  The Corporation does not have any plans to reintroduce its quarterly dividend in the near future.  The Corporation relies on dividends from the Bank to pay dividends to shareholders and the Bank is presently prohibited under the terms of its MOU with the FDIC and the Michigan OFIR from paying any dividends without regulatory permission.

In addition, the Federal Reserve has issued Federal Reserve Supervision and Regulation Letter SR-09-4, which requires bank holding companies to inform and consult with Federal Reserve supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. Under this regulation, if the Corporation experiences losses in a series of consecutive quarters, it may be required to inform and consult with the Federal Reserve supervisory staff prior to declaring or paying any dividends. In this event, there can be no assurance that the Corporation’s regulators will approve the payment of such dividends.

Any Corporation Debt Obligations and any Senior Equity Securities will have Priority over the Corporation’s Common Stock with Respect to Payment in the Event of Liquidation, Dissolution, or Winding-Up and with Respect to the Payment of Dividends
In any liquidation, dissolution, or winding up of the Corporation, the Corporation’s common stock would rank below all debt claims against the Corporation and claims of any other senior equity securities. As a result, holders of the Corporation’s common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution, or winding-up of the Corporation until after all of the Corporation’s obligations to the Corporation’s debt holders have been satisfied and holders of senior equity securities have received any payment or distribution due to them.

Offerings of Debt, Which Would be Senior to the Corporation’s Common Stock upon Liquidation, and/or Preferred Equity Securities, Which may be Senior to the Corporation’s Common Stock for Purposes of Dividend Distributions or upon Liquidation, may Adversely Affect the Market Price of the Corporation’s Common Stock
The Corporation may attempt to increase the Corporation’s capital, or the Bank could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including trust preferred securities, senior or subordinated notes, and preferred stock. The Corporation may also decide to raise additional capital by issuing debt or preferred equity securities for other reasons. Upon liquidation, holders of the Corporation’s debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of the Corporation’s available assets prior to the holders of the Corporation’s common stock. Additional equity offerings may dilute the holdings of the Corporation’s existing stockholders or reduce the market price of the Corporation’s common stock, or both. Holders of the Corporation’s common stock are not entitled to preemptive rights or other protections against dilution.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

MBT Financial Corp. does not conduct any business other than its ownership of Monroe Bank & Trust’s stock. MBT Financial Corp. operates its business from Monroe Bank & Trust’s headquarters facility. Monroe Bank & Trust operates its business from its main office complex and 24 full service branches in the counties of Monroe and Wayne, Michigan. In addition, MBT Credit Company, Inc., a wholly owned subsidiary of Monroe Bank & Trust, operates a mortgage loan origination office in Monroe, Michigan. The Bank owns its main office complex and 23 of its branches. The MBT Credit Company, Inc. location and one of the Bank’s branches are leased.

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

Part II

Item 4. Market for the Registrant’s Common Equity, Related Security Holder Matters, and Issuer Purchases of Equity Securities

Common stock consists of 16,210,110 shares with a book value of $5.04. Dividends declared on common stock during 2009 amounted to $.02 per share.  The common stock is traded on the NASDAQ Global Select Market under the symbol MBTF.  Below is a schedule of the high and low trading price for the past two years by quarter. These prices represent those known to Management, but do not necessarily represent all transactions that occurred.

	2009		2008
	High	Low	High	Low
1st quarter	$3.15	$1.32	$9.87	$7.93
2nd quarter	$3.05	$1.83	$9.49	$5.36
3rd quarter	$2.40	$2.00	$6.00	$4.27
4th quarter	$2.11	$1.25	$4.83	$2.40

Dividends declared during the past three years on a quarterly basis were as follows:

	2009	2008	2007
1st quarter	$0.01	$0.18	$0.18
2nd quarter	$0.01	$0.18	$0.18
3rd quarter	$-	$0.09	$0.18
4th quarter	$-	$0.09	$0.18

As of December 31, 2009, the number of holders of record of the Corporation’s common shares was 1,245.  The payment of future cash dividends is at the discretion of the Board of Directors and is subject to a number of factors, including results of operations, general business conditions, growth, financial condition, and other factors deemed relevant. Further, the Corporation’s ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the sections captioned “Recent Regulatory Enforcement Actions” and “Bank Regulation-Dividends” in Item 1 above. Given the Corporation’s operating results and need to raise additional capital, Management’s expectation is that the payment of dividends will continue to be suspended for the foreseeable future.

The following graph shows a comparison of cumulative total shareholder returns for the Corporation, the Nasdaq Composite Index, and the Nasdaq Bank Index for the five year period ended December 31, 2009. The total shareholder return assumes a $100 investment in the common stock of the Corporation, and each index on December 31, 2004 and that all dividends were reinvested.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
MBT Financial Corp.	100.00	72.18	71.32	43.59	16.58	8.26
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
NASDAQ Bank	100.00	95.67	106.20	82.76	62.96	51.31
MBT Financial 2009 Peer Group*	100.00	85.85	91.73	50.22	21.53	12.84

*MBT Financial 2009 Peer Group consists of Capitol Bancorp Ltd., Chemical Financial Corporation, Citizens First Bancorp, Inc., Dearborn Bancorp, Inc., Citizens Republic Bancorp, Inc., Fentura Financial, Inc., Flagstar Bancorp, Inc., Firstbank Corporation, Macatawa Bank Corporation & Mercantile Bank Corporation.

Item 5. Selected Financial Data

The selected financial data for the five years ended December 31, 2009 are derived from the audited Consolidated Financial Statements of the Corporation. The financial data set forth below contains only a portion of our financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Selected Consolidated Financial Data

Dollar amounts are in thousands,
except per share data	2009	2008	2007	2006	2005
Consolidated Statements of Income
Interest Income	$71,004	$84,903	$93,551	$95,923	$89,695
Interest Expense	29,989	42,514	50,782	49,288	38,583
Net Interest Income	41,015	42,389	42,769	46,635	51,112
Provision for Loan Losses	36,000	18,000	11,407	16,475	6,906
Net Interest Income after Provision for Loan Losses	5,015	24,389	31,362	30,160	44,206
Other Income	10,480	15,985	15,634	9,542	14,449
Other Expenses	49,774	39,999	37,234	36,308	33,818
Income before Provision for Income Taxes	(34,279)	375	9,762	3,394	24,837
Provision for Income Taxes	(102)	(1,317)	2,049	(379)	6,858
Net Income	$(34,177)	$1,692	$7,713	$3,773	$17,979
Net Income available to Common Shareholders	$(34,177)	$1,692	$7,713	$3,773	$17,979

Per Common Share
Basic Net Income	$(2.11)	$0.10	$0.47	$0.22	$1.04
Diluted Net Income	(2.11)	0.10	0.47	0.22	1.03
Cash Dividends Declared	0.02	0.54	0.72	0.70	0.66
Book Value at Year End	5.04	7.49	7.90	8.14	8.82

Average Common Shares Outstanding	16,186,478	16,134,570	16,415,425	16,941,432	17,334,376

Consolidated Balance Sheets (Year End)
Total Assets	$1,383,369	$1,562,401	$1,556,806	$1,566,819	$1,638,356
Total Securities	356,865	466,043	438,058	439,025	533,709
Loans, Net of Deferred Loan Fees	849,910	941,732	1,002,259	998,998	989,311
Allowance for Loan Losses	24,063	18,528	20,222	13,764	13,625
Deposits	1,031,791	1,136,078	1,109,980	1,116,057	1,184,710
Borrowings	258,500	291,500	304,800	300,000	291,500
Total Shareholders' Equity	81,764	120,977	127,447	136,062	151,619

Selected Financial Ratios
Return on Average Assets	-2.36%	0.11%	0.50%	0.24%	1.13%
Return on Average Equity	-29.53%	1.36%	5.77%	2.60%	11.57%
Net Interest Margin	3.06%	2.96%	2.99%	3.12%	3.42%
Dividend Payout Ratio	-0.95%	514.78%	152.40%	313.16%	63.52%
Allowance for Loan Losses to Period End Loans	2.83%	1.97%	2.02%	1.38%	1.38%
Allowance for Loan Losses to Non Performing Loans	27.94%	34.45%	59.60%	61.06%	51.49%
Non Performing Loans to Period End Loans	10.13%	5.71%	3.39%	2.26%	2.67%
Net Charge Offs to Average Loans	3.36%	2.00%	0.49%	1.62%	0.71%

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 21A of the Securities Exchange Act of 1934.  Forward-looking statements which are based on various assumptions (some of which are beyond the Corporation's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of these terms.  Actual results could differ materially from those set forth in forward-looking statements, due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Item 1.A. Risk Factors” in this document. The forward-looking statements contained or incorporated by reference in this document relate only to circumstances as of the date on which the statements are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies - The Bank’s Allowance for Loan Losses is a “critical accounting estimate” because it is an estimate that is based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Corporation’s financial condition. These assumptions include, but are not limited to, collateral values and the effect of economic conditions on the financial condition of the Bank’s borrowers. To determine the Allowance for Loan Losses, the Bank estimates losses on all loans that are not classified as non-accrual or renegotiated by applying historical loss rates, adjusted for environmental factors, to those loans. In addition, all loans over $250,000 that are nonaccrual and all loans that are renegotiated are individually tested for impairment. Any amount of monetary impairment is included in the Allowance for Loan Losses. Management is of the opinion that the Allowance for Loan Losses of $24,063,000 as of December 31, 2009 was adequate.

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of fair value or the loan carrying amount at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by Management and the assets are carried at the lower of carrying amount or fair value less cost to sell.

Income tax accounting standards require companies to assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all evidence using a “more likely than not” standard. We reviewed our deferred tax asset, considering both positive and negative evidence and analyzing changes in near term market conditions as well as other factors that may impact future operating results. Significant negative evidence is our net operating losses for 2008 and 2009, combined with a difficult economic environment and uncertainty in the timing of a meaningful economic recovery in southeast Michigan. Positive evidence includes our history of strong earnings prior to 2008, our strong capital position, our improving net interest margin, and our non interest expense control initiatives. Based on our analysis of the evidence, we believe that was appropriate to establish a valuation allowance in the amount of $13.8 million against our deferred tax asset of $17 million as of December 31, 2009.

The Bank owns four pooled Trust Preferred Collateralized Debt Obligations in its investment securities portfolio. Due to the lack of an active market for securities of this type, the Bank utilizes an independent third party valuation firm to calculate fair values based on discounted projected cash flows in accordance with the appropriate standards. This valuation analysis includes a determination of the portion of the fair value impairment that is the result of credit losses. The portion of the impairment that is the result of credit losses is recognized in earnings as Other Than Temporary Impairment and the impairment related to all other factors is recognized in Other Comprehensive Income.

Recent Accounting Pronouncements – No recent accounting pronouncements are expected to have a significant impact on the Corporation’s financial statements.

Results of Operations

Comparison of 2009 to 2008 - Net Income decreased from a profit of $1.7 million in 2008 to a loss of $34.2 million in 2009 due to significant increases in the Provision for Loan Losses, increases in deposit insurance assessments by the FDIC, losses on the sales and write downs of other real estate due to the overall decline in real estate values, and other expenses related to the decline in asset quality. In addition, the Corporation experienced Other Than Temporary Impairment charges in its investment portfolio for the first time. The primary source of earnings for the Bank is its net interest income, which decreased $1.4 million, or 3.2% compared to 2008. Net interest income decreased even though the net interest margin improved from 2.96% to 3.06% because the average earning assets decreased $89.3 million, or 6.1%. Economic conditions remained weak throughout southeast Michigan even though the rest of the country began to see some improvement in 2009, and loan demand decreased. As a result of the low loan demand and the low interest rate environment, we were able to decrease the amount of the Bank’s funding from higher cost certificates of deposit and non deposit borrowings. This change in our funding structure enabled us to decrease our cost of funds more than our yield on earning assets, resulting in the increase in the net interest margin. Interest income decreased $13.9 million during 2009 as the yield on earnings assets decreased from 5.94% to 5.30%, while the amount of earning assets was decreased from $1.43 billion to $1.34 billion. Interest expense decreased $12.5 million compared to 2008 as the amount of interest bearing liabilities decreased $67.4 million and the cost of the interest bearing liabilities decreased from 3.33% in 2008 to 2.48% in 2009. The decrease in the average cost of funds was due to the historically low level of market interest rates throughout the year and because most of the reduction in the outstanding balances of interest bearing liabilities occurred in reduction in the balances of higher cost certificates of deposit and borrowed funds.

The provision for loan loss expense increased 100%, from $18.0 million in 2008 to $36.0 million in 2009. The increase in the provision expense was required due to the continued deterioration of regional and national economic conditions. Net charge offs increased from $19.7 million in 2008 to $30.5 million in 2009. The $5.5 million loan loss provision expense that was in excess of the net charge offs funded an increase in the Allowance for Loan Losses that was necessitated by the declining quality of the loan portfolio.

Other income decreased to $10.5 million in 2009 from $16.0 million in 2008. The amount of wealth management assets under management declined due to lower market values of investments and a decrease in account balances. This caused the wealth management fee income to decrease 13.1% from $4.3 million in 2008 to $3.8 million in 2009. Service charges and other fees on deposit accounts decreased $0.6 million, or 9.2% due to a significant decrease in the amount of NSF activity. The Bank restructured its investment portfolio in 2009, selling debt and mortgage backed securities issued by Fannie Mae and Freddie Mac and reinvesting most of the proceeds in mortgage backed securities issued by Ginnie Mae. This activity reduced the regulatory risk weighting of these assets from 20% to 0%, and produced net gains on sales of $7.4 million, an increase of $7.0 million over the net gains realized in 2008. The Corporation also recorded a charge to earnings of $11.8 million to recognize the Other Than Temporary Impairment (OTTI) of pooled trust preferred collateralized debt obligations (TruP CDOs) held in the Bank’s investment portfolio. Income on Bank Owned Life Insurance policies increased $103,000, or 7.4% due to improved policy yields and lower policy costs resulting from changing carriers on some of the policies. Other non interest income increased $257,000, or 8.4% primarily due to higher ATM and debit card interchange income.

Other expenses increased $9.8 million, or 24.4% compared to 2008 as the weak economic environment and declining real estate values resulted in a substantial increase in problem assets and therefore a corresponding increase in expenses associated with the monitoring, management, collection, and disposition of those problem assets. Salaries and benefits increased $126,000 or 0.6% even though the average number of full time equivalent employees decreased from 378 in 2008 to 369 in 2009. The cost savings from the staff reduction was offset by lower loan origination expense deferral and higher benefit costs. Occupancy expense decreased $331,000, or 9.2% due to branch closings and a reduction in rent expense. Marketing expense decreased $219,000, or 17.5% due to reductions in advertising, customer calling, and sponsorship programs. Professional fees and Collection expense, combined, increased $77,000 as a significant reduction in accounting and consulting fees was offset by higher legal and other credit related collection expenses. Losses on Other Real Estate Owned (OREO) increased from $2.7 million in 2008 to $10.5 million in 2009 as the Bank wrote down the values of several foreclosed properties and realized losses by selling a large number of properties at auctions in 2009. FDIC deposit insurance assessments increased $2.3 million, or 364.6% due to a special assessment of $663,000 to help replenish the insurance fund, an increase in our assessment rate, and because we utilized previously earned assessment credits in 2008.

The Corporation’s net loss for 2009, before the provision for income taxes was $34.3 million, a decrease of $34.7 million from the reported net income of $375,000 in 2008. Due to our Allowance for Loan Losses, our write downs of OREO, and our OTTI charges, our Deferred Tax Asset (DTA) was $17 million at the end of 2009. We reviewed our deferred tax asset, considering both positive and negative evidence and analyzing changes in near term market conditions as well as other factors that may impact future operating results. Significant negative evidence is our net operating losses for 2008 and 2009, combined with a difficult economic environment and uncertainty in the timing of a meaningful economic recovery in southeast Michigan. Positive evidence includes our history of strong earnings prior to 2008, our strong capital position, our improving net interest margin, and our non interest expense control initiatives. Based on our analysis of the evidence, we established a $13.8 million valuation allowance for this DTA. As a result, we recorded a total tax benefit of $102,000 in 2009, compared to our tax benefit of $1.3 million in 2008. The Corporation’s net loss for 2009 was $34.2 million, compared to a net income of $1.7 million in 2008.

Comparison of 2008 to 2007 - Net income decreased from $7.7 million in 2007 to $1.7 million in 2008 due to significant increases in the provision for loan losses expense and other expenses related to the decline in asset quality. Net interest income decreased $380,000, or 0.9% compared to 2007 because the average earning assets were unchanged and the net interest margin decreased from 2.99% to 2.96%. Economic conditions continued to deteriorate throughout southeast Michigan and the rest of the country in 2008, and loan demand decreased. As a result, earning assets shifted from loans to investments. This shift to lower yielding assets and the decrease in market interest rates were the main factors in the reduction in the net interest margin. Interest income decreased $8.6 million during 2008 as the yield on earnings assets decreased from 6.54% to 5.94%, while the amount of earning assets was unchanged at $1.43 billion. Interest expense decreased $8.3 million compared to 2007 even though the amount of interest bearing liabilities increased $22 million because the cost of the interest bearing liabilities decreased from 4.05% in 2007 to 3.33% in 2008. The decrease in the average cost of funds was primarily due to the decrease in market interest rates throughout the year, especially in the fourth quarter.

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

Other expenses increased $2.8 million, or 7.4% compared to 2007. Salaries and benefits decreased $753,000 or 3.5% as the average number of full time equivalent employees decreased from 420 in 2007 to 378 in 2008. The largest increases in non interest expenses were caused by asset quality issues. Losses on OREO increased from $0.8 million in 2007 to $2.7 million in 2008 as the Bank wrote down the values of several foreclosed properties due to the decline in real estate values. Professional fees increased 8.4% compared to 2007 as legal and collection costs increased due to the increase in loan delinquencies. Also the costs of carrying OREO properties increased from $0.5 million in 2007 to $1.4 million in 2008 as the amount of OREO properties increased. These expenses include insurance, property taxes, utilities, and maintenance.

Income before income taxes decreased $9.4 million, or 96.2% in 2008. Due to our tax exempt income on municipal securities, we recorded a tax benefit of $1.3 million on taxable income of $375,000 in 2008. Our federal income tax provision in 2007 was $2.0 million on taxable income of $9.8 million, for an effective tax rate of 21.0%. Net income decreased $6.0 million, or 78.1% from that reported in 2007 to $1,692,000 in 2008.

Comparison of 2007 to 2006 - Net income increased 104.4% from $3.8 million in 2006 to $7.7 million in 2007. The improvement in earnings was due to decreases in the provision for loan losses expense and in losses on sales of investment securities. The Bank’s net interest income decreased $3.9 million, or 8.3% compared to 2006 because the average earning assets decreased $64.9 million and the Bank’s net interest margin decreased from 3.12% to 2.99%. The flat yield curve environment that began in 2005 persisted through most of 2007, and we continued our strategy to control the decline in the margin by restricting asset growth. This strategy was successful on the asset side of the balance sheet as our average earning asset mix changed from 32% investments and 68% loans to 30% investments and 70% loans. This contributed to the increase in the yield on earning assets from 6.42% in 2006 to 6.54% in 2007. Although we improved the yield on earning assets, interest income decreased $2.4 million as the negative impact of the smaller asset size was greater than the positive impact of the higher yield. The interest expense increased in 2007 because the benefit from the smaller amount of interest bearing liabilities was exceeded by the increase in the cost of funds. Even though market interest rates began to decline in the second half of 2007, competitive pressure caused increases in the cost of deposits, particularly Money Market Deposit Accounts and Certificates of Deposits. We also experienced an increase in the cost of most of our borrowed funds. Our variable rate borrowed funds pricing is tied to the 3 month LIBOR, which increased in the third quarter of 2007 while most other short term rates decreased.

The provision for loan losses expense decreased 30.8% from $16.5 million to $11.4 million in 2007. The 2006 provision for loan losses expense included $10.4 million to write down the value of a group of problem loans prior to their block sale in the third quarter. A rapid decline in economic conditions in southeast Michigan in 2007 caused non performing assets to increase, and we increased our allowance for loan losses from 1.38% of loans as of December 31, 2006 to 2.02% as of December 31, 2007.

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

Earnings for the Bank are usually highly reflective of the Net Interest Income. The Federal Open Market Committee (FOMC) of the Federal Reserve began to lower rates in 2007, bringing the fed funds rate down from 5.25% to 4.25% by the end of the year. Economic conditions deteriorated significantly in 2008, and the FOMC lowered the fed funds rate seven times, bringing it to 0-0.25%, where it remained throughout 2009. This caused the yield curve shape to move from severely inverted in 2007 to a very steep, positive slope in 2009. Loan and investment yields follow long term market yields, and the yield on our loans decreased from 7.12% in 2007, to 6.35% in 2008, and 5.84% in 2009. The yields on our investment securities also decreased each year, from 5.19% in 2007 to 5.07% in 2008 and 4.16% in 2009. The investment portfolio restructuring in 2009, which reduced the risk weighting of our assets and prevented an increase in extension risk, also contributed to the decline in investment yields in 2009. Funding costs are more closely tied to the short term rates, and the average cost of our deposits decreased from 2.97% in 2007 to 2.43%% in 2008, and then to 1.70% in 2009. Borrowed funds costs are primarily based on the 3 month LIBOR, which also decreased sharply over the last two years, lagging behind the fed funds rates. As a result our average cost of borrowed funds decreased from 6.05% in 2007 to 5.08% in 2008 and 4.30% in 2009. This caused our net interest margin to decline slightly from 2.99% in 2007 to 2.96% in 2008 before increasing to 3.06% in 2009. The average cost of interest bearing deposits was 1.94%, 2.78%, and 3.41%, for 2009, 2008, and 2007, respectively. The following table shows selected financial ratios for the same three years.

	2009	2008	2007
Return on Average Assets	-2.36%	0.11%	0.50%
Return on Average Equity	-29.53%	1.36%	5.77%
Dividend Payout Ratio	-0.95%	514.78%	152.40%
Average Equity to Average Assets	8.00%	8.07%	8.68%

Balance Sheet Activity – Due to the quarterly losses recorded for every quarter since the fourth quarter of 2008 and the continued weakening of asset quality, the Bank has been facing increased regulatory scrutiny. In 2009, the Corporation focused its balance sheet strategy on restricting asset growth and actively managing capital. During the year, assets decreased $179.0 million, or 11.5% as the Bank used loan and investment maturities to fund decreases in deposits and borrowings. Typically excess funds are invested overnight in federal funds sold through our correspondent banks, but the current effective yield on those transactions is below the FOMC target of 0.25%, and the Federal Reserve is paying the target rate on deposits; therefore we increased our deposit balances with the Federal Reserve Bank, which is reflected in the increase in the Bank’s balances in interest bearing accounts due from banks of $25.0 million, or 94.9%. The investment portfolio primarily consists of mortgage backed securities and debentures issued by government agencies and debt securities issued by states and political subdivisions. During 2009 we sold all of our holdings of FNMA and FHLMC mortgage backed and debt securities and reinvested most of the proceeds into GNMA mortgage backed securities, which have a lower risk weighting for regulatory capital purposes. We also hold some corporate debt issued by some regional banking companies and some pooled trust preferred securities issued by banks and insurance companies. The value of the corporate debt issued by regional banking companies has been below our amortized cost value of these assets for more than twelve months, although the market values improved considerably during 2009. The Bank has the ability and intent to hold these securities until they recover, which could be maturity and therefore we believe that we do not have any Other Than Temporary Impairment (OTTI) associated with these bonds. Due to the lack of an active market for pooled trust preferred collateralized debt obligations, we utilize an independent third party to value that portion of our investment portfolio. Based on these third party valuations, the values of these securities are significantly below our cost, and in 2009 we recognized OTTI on three of the four bonds we own. Our loan portfolio decreased $97.5 million as the poor economic conditions hampered local loan demand. We expect the loan portfolio to continue to decrease in the first half of 2010 before stabilizing. Deposits decreased $104.3 million, or 9.2% in 2009. In the fourth quarter of 2008 we acquired the deposits from the former Main Street Bank, which was closed by its regulators. Those deposits included $44.4 million in brokered certificates of deposit. Due to the low loan demand in 2009 and the strategic reduction in the size of the balance sheet, we reduced our total brokered CDs from $106.2 million at December 31, 2008 to $63.2 million at December 31, 2009. We also did not replace our maturing FHLB advances, bringing the total amount of this funding down from $261.5 million at December 31, 2008 to $228.5 million at December 31, 2009. This change in the funding structure, along with the decrease in interest rates, contributed to the decrease in interest expense in 2009.

Asset Quality - The Corporation uses an internal loan classification system as a means of tracking and reporting problem and potential problem credit assets. Loans that are rated one to four are considered “pass” or high quality credits, loans rated five are “watch” credits, and loans rated six and higher are “problem assets”, which includes non performing loans. Non performing assets include all loans that are 90 days or more past due, non accrual loans, Other Real Estate Owned (OREO), and renegotiated debt. Asset quality began to weaken in 2007 and problem assets increased from $87.5 million, or 5.6% of total assets at December 31, 2007 to $136.9 million, or 8.8% of total assets at December 31, 2008. Throughout 2009, economic conditions in southeast Michigan remained worse than the national average, with above average unemployment, rapidly decreasing property values, and high foreclosure rates. As a result problem assets increased to $156.8 million, or 11.3% of total assets at December 31, 2009.

The Corporation monitors the Allowance for Loan and Lease Losses (ALLL) and the values of the OREO each quarter, making adjustments when necessary. We believe that the ALLL adequately provides for the losses in the portfolio and that the reported OREO value is accurate as of December 31, 2009. We expect the recovery of the local economic environment to lag any recovery experienced by the rest of the country in 2010. This may result in continued high unemployment and low property values in our market area. This is expected to result in a slow improvement in problem assets, and a still high, but lower than 2009, provision for loan losses.

Liquidity and Capital - The Corporation has maintained sufficient liquidity to allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, a Federal funds line that has been established with a correspondent bank, Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings, and the Federal Reserve Bank discount window, which also allows us to pledge securities and loans as collateral for borrowings. As of December 31, 2009, the Bank utilized $228.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and none of its $25 million federal funds line with its correspondent bank.

Total stockholders’ equity of the Corporation was $81.8 million at December 31, 2009 and $121.0 million at December 31, 2008. The ratio of equity to assets decreased from 7.7% at December 31, 2008 to 5.9% at December 31, 2009. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These regulatory standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Corporation:

	December 31, 2009	December 31, 2008	Minimum to be Well Capitalized
Tier 1 Leverage Ratio	6.3%	7.8%	5.0%
Tier 1 Risk based Capital	8.9%	11.5%	6.0%
Total Risk Based Capital	10.2%	12.7%	10.0%

At December 31, 2009 and December 31, 2008, the Bank was in compliance with traditional regulatory capital guidelines and was considered “well capitalized” under those regulatory standards. In May, 2009 the Bank agreed to an informal memorandum of understanding with its regulators to establish, among other things, reporting regularly to the regulators about our operations, financial condition, and efforts to mitigate risks.  As a part of this informal agreement, the Bank agreed to take certain actions to improve the Bank's credit administration and developed a written plan to target a minimum Tier 1 Leverage Capital ratio of 8%. That plan was approved by the Corporation's Board of Directors and timely submitted to its regulatory agencies. The Bank’s Tier 1 Leverage Capital ratio decreased from 7.73% at December 31, 2008 to 6.21% at December 31, 2009. The decrease in this ratio in 2009 was due to the Net Loss of $34.2 million during the year. Since 2007, the Bank has targeted an 8% Tier 1 Leverage Ratio. In response to the ongoing challenges in the national economy in general and in southeast Michigan in particular, in late 2008 and early 2009, the Corporation developed a plan for risk mitigation, profitability, and capital management that it believed would allow the Bank to achieve this target by the end of 2009. Following the results of 2009, which included the above mentioned credit related losses in the loan and investment portfolios and the previously mentioned valuation allowance against the deferred tax assets, the Corporation does not expect to attain the 8% Tier 1 Leverage Ratio target set forth in our internal policy and in the plan submitted in connection with the MOU during 2010 without additional new capital. If the Bank continues to remain below the capital target of the MOU, it is likely that the FDIC and the Michigan OFIR will take additional regulatory enforcement action against the Bank, including formal enforcement action in the form of a consent order, and subject the Bank to additional regulatory oversight and restrictions on its operations.

The following table shows the investment portfolio for the last three years (000s omitted).

	Held to Maturity
	December 31, 2009		December 31, 2008		December 31, 2007
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agency and corporation
obligations	$6	$6	$7	$7	$7	$8

Securities issued by states and political
subdivisions in the U.S.	36,427	36,411	46,833	46,036	44,727	45,036

Total	$36,433	$36,417	$46,840	$46,043	$44,734	$45,044

Pledged securities	$5,089	$5,129	$6,406	$6,405	$6,650	$6,695

	Available for Sale
	December 31, 2009		December 31, 2008		December 31, 2007
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agency and corporation
obligations (excluding mortgage-backed securities)	$256,483	$254,628	$322,767	$329,671	$330,505	$330,178

Securities issued by states and political
subdivisions in the U.S.	35,117	35,637	40,999	41,114	27,046	27,134

Trust Preferred CDO Securities	13,485	7,215	25,132	19,371	20,044	19,865

Corporate Debt Securities	8,383	7,509	15,170	13,516	1,024	1,026

Other domestic securities (debt and equity)	2,553	2,357	2,386	2,445	2,013	2,035

Total	$316,021	$307,346	$406,454	$406,117	$380,632	$380,238

Pledged securities	$232,220	$231,182	$251,525	$257,054	$345,255	$344,975

The following table shows average daily balances, interest income or expense amounts, and the resulting average rates for interest earning assets and interest bearing liabilities for the last three years. Also shown are the net interest income, total interest rate spread, and the net interest margin for the same periods.

	Years Ended December 31,
	2009			2008			2007
	Average	Interest		Average	Interest		Average	Interest
	Daily	Earned	Average	Daily	Earned	Average	Daily	Earned	Average
(Dollars in Thousands)	Balance	or Paid	Yield	Balance	or Paid	Yield	Balance	or Paid	Yield
Investments
Interest Bearing Balances
Due From Banks	$30,161	$89	0.30%	$3,368	$29	0.86%	$182	$9	4.95%
Obligations of US
Government Agencies	283,030	12,572	4.44%	313,283	16,073	5.13%	315,338	16,918	5.37%
Obligations of States &
Political Subdivisions[1]	82,523	3,358	4.07%	76,862	3,390	4.41%	77,391	3,177	4.11%
Other Securities	39,549	2,076	5.25%	48,459	2,903	5.99%	33,955	2,058	6.06%
Total Investments	435,263	18,095	4.16%	441,972	22,395	5.07%	426,866	22,162	5.19%

Loans
Commercial	619,198	35,217	5.69%	670,473	41,757	6.23%	662,176	48,058	7.26%
Mortgage	192,881	10,944	5.67%	210,427	12,679	6.03%	221,594	13,405	6.05%
Consumer	93,274	6,748	7.23%	102,682	8,036	7.83%	116,569	9,782	8.39%
Total Loans[2]	905,353	52,909	5.84%	983,582	62,472	6.35%	1,000,339	71,245	7.12%

Federal Funds Sold	0	0	n/a	4,333	36	0.83%	2,774	144	5.19%
Total Interest Earning Assets	1,340,616	71,004	5.30%	1,429,887	84,903	5.94%	1,429,979	93,551	6.54%

Cash & Non Interest Bearing	17,748			20,420			23,171
Due From Banks
Interest Receivable and Other Assets	105,067			97,412			86,853
Total Assets	$1,463,431			$1,547,719			$1,540,003

Savings Accounts	$106,446	$343	0.32%	$95,546	$183	0.19%	$95,646	$214	0.22%
NOW Accounts	92,544	637	0.69%	82,031	668	0.81%	68,637	252	0.37%
Money Market Deposits	279,329	1,962	0.70%	293,797	6,115	2.08%	286,655	9,830	3.43%
Certificates of Deposit	450,056	15,044	3.34%	494,962	19,870	4.01%	498,952	22,126	4.43%
Federal Funds Purchased	381	1	0.26%	18,364	466	2.54%	10,019	518	5.17%
Repurchase Agreements	30,000	1,388	4.63%	32,008	1,474	4.61%	36,959	1,644	4.45%
FHLB Advances	248,837	10,614	4.27%	258,303	13,738	5.32%	256,500	16,198	6.32%
Total Interest Bearing Liabilities	1,207,593	29,989	2.48%	1,275,011	42,514	3.33%	1,253,368	50,782	4.05%

Non-interest Bearing Deposits	129,789			136,918			141,269
Other Liabilities	11,490			10,921			11,676
Total Liabilities	1,348,872			1,422,850			1,406,313

Stockholders' Equity	114,559			124,869			133,690

Total Liabilities & Stockholders' Equity	$1,463,431			$1,547,719			$1,540,003

Net Interest Income		$41,015			$42,389			$42,769

Interest Rate Spread			2.82%			2.61%			2.49%

Net Interest Income as a percent of
average earning assets			3.06%			2.96%			2.99%

[1]	Interest income on Obligations of States and Political Subdivisions is not on a taxable equivalent basis.

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

The following table summarizes the changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities for the period indicated:

	Years Ended December 31,
	2009 versus 2008			2008 versus 2007			2007 versus 2006
	Changes due to			Changes due to			Changes due to
	increased (decreased)			increased (decreased)			increased (decreased)
(Dollars in Thousands)	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net
Interest Income
Investments
Interest Bearing Balances
Due From Banks	$(169)	$229	$60	$(141)	$161	$20	$-	$4	$4
Obligations of US
Government Agencies	(1,949)	(1,552)	(3,501)	(735)	(110)	(845)	963	(823)	140
Obligations of States &
Political Subdivisions	(282)	250	(32)	235	(22)	213	(567)	(612)	(1,179)
Other Securities	(293)	(534)	(827)	(34)	879	845	(24)	(1,681)	(1,705)
Total Investments	(2,693)	(1,607)	(4,300)	(675)	908	233	372	(3,112)	(2,740)

Loans
Commercial	(3,355)	(3,185)	(6,540)	(6,928)	602	(6,326)	618	478	1,096
Mortgage	(678)	(1,057)	(1,735)	(27)	(674)	(701)	76	(442)	(366)
Consumer	(552)	(736)	(1,288)	(580)	(1,166)	(1,746)	335	(770)	(435)
Total Loans	(4,585)	(4,978)	(9,563)	(7,535)	(1,238)	(8,773)	1,029	(734)	295

Federal Funds Sold	0	(36)	(36)	(189)	81	(108)	19	54	73
Total Interest Income	(7,278)	(6,621)	(13,899)	(8,399)	(249)	(8,648)	1,420	(3,792)	(2,372)

Interest Expense
Savings Accounts	139	21	160	(30)	0	(30)	(25)	(26)	(51)
NOW Accounts	(117)	86	(31)	366	49	415	81	6	87
Money Market Deposits	(3,852)	(301)	(4,153)	(3,960)	245	(3,715)	93	(109)	(16)
Certificates of Deposit	(3,023)	(1,803)	(4,826)	(2,080)	(177)	(2,257)	2,107	(555)	1,552
Federal Funds Purchased	(8)	(457)	(465)	(483)	431	(52)	(2)	(461)	(463)
Repurchase agreements	6	(92)	(86)	50	(220)	(170)	117	(36)	81
FHLB Advances	(2,621)	(503)	(3,124)	(2,573)	114	(2,459)	304	0	304
Total Interest Expense	(9,476)	(3,049)	(12,525)	(8,710)	442	(8,268)	2,675	(1,181)	1,494

Net Interest Income	$2,198	$(3,572)	$(1,374)	$311	$(691)	$(380)	$(1,255)	$(2,611)	$(3,866)

For a variety of reasons, including volatile economic conditions, fluctuating interest rates, and large amounts of local municipal deposits, we have attempted, for the last several years, to maintain a liquid investment position. The percentage of securities held as Available for Sale was 89.4% as of December 31, 2009 and 89.7% as of December 31, 2008. The percentage of securities that mature within five years was 16.0% as of December 31, 2009 and 26.0% as of December 31, 2008. The following table presents the scheduled maturities for each of the investment categories, and the average yield on the amounts maturing. The yields presented for the Obligations of States and Political Subdivisions are not tax equivalent yields. The interest income on these securities is exempt from federal income tax. The Corporation’s statutory federal income tax rate was thirty-four percent in 2009.

	Maturing
	Within 1 year		1 - 5 years		5 - 10 Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in Thousands)
Obligations of US
Government Agencies	$-	0.00%	$15,016	2.27%	$82,882	3.62%	$156,743	4.27%	$254,641	3.94%
Obligations of States & Political
Subdivisions	9,955	3.67%	26,443	4.12%	20,568	4.01%	15,091	3.94%	72,057	3.99%
Trust Preferred CDO Securities	-	0.00%	-	0.00%	-	0.00%	7,215	2.48%	7,215	2.48%
Corporate Debt Securities	-	0.00%	-	0.00%	7,509	6.24%	-	0.00%	7,509	6.24%
Other Securities	-	0.00%	-	0.00%	-	0.00%	2,357	3.17%	2,357	3.17%
Total	$9,955	3.67%	$41,459	3.45%	$110,959	3.87%	$181,406	4.16%	$343,779	3.96%

Our loan policies also reflect our awareness of the need for liquidity.  We have short average terms for most of our loan portfolios, in particular real estate mortgages, the majority of which are normally written for five years or less. The following table shows the maturities or repricing opportunities (whichever is earlier) for the Bank’s interest earning assets and interest bearing liabilities at December 31, 2009. The repricing assumptions shown are consistent with those established by the Bank’s Asset and Liability Management Committee (ALCO). Savings accounts and interest bearing demand deposit accounts are non-maturing, variable rate deposits, which may reprice as often as daily, but are not included in the zero to six month category because in actual practice, these deposits are only repriced if there is a large change in market interest rates. The effect of including these accounts in the zero to six-month category is depicted in a subsequent table. Money Market deposits are also non-maturing, variable rate deposits; however, these accounts are included in the zero to six-month category because they may get repriced following smaller changes in market rates.

	Assets/Liabilities at December 31, 2009, Maturing or Repricing in:
	0 - 6	6 - 12	1 - 2	2 - 5	Over 5	Total
(Dollars in Thousands)	Months	Months	Years	Years	Years	Amount
Interest Earning Assets
US Treas Secs & Obligations of
US Gov't Agencies	$36,835	$15,391	$19,417	$63,196	$114,120	$248,959
Obligations of States & Political
Subdivisions	15,808	8,620	5,451	26,704	16,729	73,312
Other Securities	20,500	-	-	5,066	8,900	34,466
Commercial Loans	189,229	32,701	78,650	233,381	1,295	535,256
Mortgage Loans	24,844	37,647	26,434	56,254	29,446	174,625
Consumer Loans	35,435	5,509	13,830	26,865	3,252	84,891
Intereset Bearing DFB	51,398	-	-	-	-	51,398
Total Interest Earning Assets	$374,049	$99,868	$143,782	$411,466	$173,742	$1,202,907

Interest Bearing Liabilities
Savings Deposits	$284,438	$-	$-	$-	$-	$284,438
Other Time Deposits	114,908	49,757	137,442	94,253	5,366	401,726
FHLB Advances	110,000	115,000	3,500	-	-	228,500
Repurchase Agreements	-	-	10,000	5,000	15,000	30,000
Total Interest Bearing Liabilities	$509,346	$164,757	$150,942	$99,253	$20,366	$944,664

Gap	$(135,297)	$(64,889)	$(7,160)	$312,213	$153,376	$258,243
Cumulative Gap	$(135,297)	$(200,186)	$(207,346)	$104,867	$258,243	$258,243

Sensitivity Ratio	0.73	0.61	0.95	4.15	8.53	1.27
Cumulative Sensitivity Ratio	0.73	0.70	0.75	1.11	1.27	1.27

If savings and interest bearing demand deposit accounts were included in the zero to six months category, the Bank’s gap would be as shown in the following table:

	Assets/Liabilities at December 31, 2008, Maturing or Repricing in:
	0-6	6-12	1-2	2-5	Over 5
	Months	Months	Years	Years	Years	Total
Total Interest Earning Assets	$374,049	$99,868	$143,782	$411,466	$173,742	$1,202,907
Total Interest Bearing Liabilities	$719,935	$164,757	$150,942	$99,253	$20,366	$1,155,253

Gap	$(345,886)	$(64,889)	$(7,160)	$312,213	$153,376	$47,654
Cumulative Gap	$(345,886)	$(410,775)	$(417,935)	$(105,722)	$47,654	$47,654

Sensitivity Ratio	0.52	0.61	0.95	4.15	8.53	1.04
Cumulative Sensitivity Ratio	0.52	0.54	0.60	0.91	1.04	1.04

The amount of loans due after one year with floating interest rates is $239,757,000.

The following table shows the remaining maturity for Certificates of Deposit with balances of $100,000 or more as of December 31 (000s omitted):

	Years Ended December 31,
(Dollars in Thousands)	2009	2008	2007
Maturing Within
3 Months	$31,376	$50,991	$62,901
3 - 6 Months	12,039	18,888	35,370
6 - 12 Months	13,637	24,775	18,218
Over 12 Months	60,507	38,595	38,830
Total	$117,559	$133,249	$155,319

For 2010, we expect the FOMC to keep the fed funds target rate between zero and one-quarter percent until at least the third quarter. Other factors in the economic environment, such as high unemployment and low real estate values, will restrict the opportunities for lending activity significantly in 2010. In the near term, our focus will be on controlling our asset quality, improving our capital position, and maintaining a high level of liquidity while the economic recovery develops. Both the MOU entered into by the Bank with the FDIC and the Michigan OFIR in May, 2009 and the Bank’s internal capital policy require maintaining higher levels of capital than the federal banking regulators require in order to have a regulatory capital classification of “well capitalized.”  Based on our earnings expectations and our current capital levels, we will need to raise capital from external sources in order to reach our desired level of capital. We expect assets to continue to shrink in 2010, but at a lower rate than in 2009, and we plan to continue to reduce our use of non core funding as brokered CDs and FHLB borrowings mature. Due to the decrease in assets and the stable interest rate environment, we expect a small decrease in our net interest income in 2010.

In the fourth quarter of 2009 we recorded a large provision for loan losses expense due to the increase in nonperforming assets and to increase the general allocation portion of our Allowance for Loan Losses due to our increase in loan charge offs and an adjustment to our methodology. Prior to the fourth quarter of 2009, our general allocation was based on the average loss history for the last five years, weighted more heavily on the most recent two years, and with an environmental factor added to adjust for current conditions. In the fourth quarter of 2009 we changed the general allocation method to use the last eight quarters of loss history plus an environmental factor. We believe that our Allowance for Loan Losses provides adequate coverage for the losses in our portfolio, and because we expect asset quality to begin to stabilize in 2010, we expect that we will be able to maintain the adequacy of the allowance while significantly decreasing our provision for loan losses expense in 2010.

We anticipate that non interest income will improve significantly due to a reduction in the OTTI charges on our investment portfolio. We also expect a small increase in wealth management income due to improvement in the market values of investments. We expect non-interest expenses to decrease due to lower losses on OREO sales and write downs, and savings from staff reductions and other cost control initiatives. These reductions are expected to exceed the increases in other expenses, such as increased Directors’ and Officers’ liability insurance costs and credit related expenses.

The following table shows the loan portfolio for the last five years (000s omitted).

	Book Value at December 31,
	2009 (a)	2008 (a)	2007 (a)	2006 (a)	2005 (a)
Loans secured by real estate:
Construction and land development	$64,520	$98,104	$149,271	$160,566	$150,179
Secured by farmland (including farm residential
and other improvements)	10,349	10,459	9,792	10,057	9,891
Secured by 1-4 family residential properties	275,557	304,834	317,327	331,775	309,061
Secured by multifamily (5 or more) residential properties	23,730	25,002	11,953	10,124	6,718
Secured by nonfarm nonresidential properties	351,027	352,934	357,622	328,145	337,408

Loans to finance agricultural production and other loans to farmers	7,121	9,763	5,981	3,738	3,519

Commercial and industrial loans to U.S. addresses (domicile)	93,865	109,337	107,156	97,512	99,220

Loans to individuals for household, family, and other
personal expenditures (includes purchased paper):
Credit cards and related plans	362	403	374	377	393
Other	21,873	29,728	40,620	55,510	70,853

Nonrated industrial development obligations (other than
securities) of states and political subdivisions in the U.S.	-	-	-	-	-

Other loans:
Loans for purchasing or carrying securities (secured and unsecured)	-	-	25	-	73
All other loans	575	384	707	473	1,562
Less: Any unearned income on loans	-	-	-	-	-

Total loans and leases, net of unearned income	$848,979	$940,948	$1,000,828	$998,277	$988,877

Nonaccrual loans	$56,992	$47,872	$30,459	$19,152	$16,212
Loans 90 days or more past due and accruing	$20	$93	$102	$69	$101
Troubled debt restructurings	$29,102	$5,811	$3,367	$888	$1,813

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

The following is an analysis of the transactions in the allowance for loan losses:

	Years Ended December 31,
(Dollars in Thousands)	2009	2008	2007	2006	2005
Balance Beginning of Period	$18,528	$20,222	$13,764	$13,625	$13,800

Loans Charged Off (Domestic)
Commercial, Financial, and Agricultural	7,093	7,591	1,052	1,600	313
Secured by Real Estate	24,266	12,036	4,284	14,910	6,800
Loans to Individuals	635	1,021	1,050	1,867	2,227
Recoveries (Domestic)
Commercial, Financial, and Agricultural	607	201	730	815	1,358
Secured by Real Estate	594	250	48	421	211
Loans to Individuals	328	503	659	805	965
Net Loans Charged Off	30,465	19,694	4,949	16,336	6,806
Transfer to establish reserve for unfunded loan commitments	-	-	-	-	275
Provision Charged to Operations	36,000	18,000	11,407	16,475	6,906
Balance End of Period	$24,063	$18,528	$20,222	$13,764	$13,625

Ratio of Net Loans Charged Off to
Average Total Loans Outstanding	3.36%	2.00%	0.49%	1.62%	0.69%

The following analysis shows the allocation of the allowance for loan losses:

	Years Ended December 31,
	2009		2008		2007		2006		2005
	$	% of loans	$	% of loans	$	% of loans	$	% of loans	$	% of loans
(Dollars in Thousands)	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans
Balance at end of period applicable to:
Domestic
Commercial, Financial, and Agricultural	$6,502	13.1%	$3,586	13.8%	$2,436	12.3%	$1,524	11.1%	$2,209	11.4%
Real Estate - Construction	2,351	7.6%	2,915	10.4%	3,610	14.9%	2,181	16.1%	1,959	15.2%
Real Estate - Mortgage	14,888	76.6%	11,673	72.6%	13,618	68.7%	9,056	67.1%	8,504	66.0%
Loans to Individuals	322	2.7%	354	3.2%	558	4.1%	1,003	5.7%	953	7.4%
Foreign	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total	$24,063	100.0%	$18,528	100.0%	$20,222	100.0%	$13,764	100.0%	$13,625	100.0%

Each period the provision for loan losses in the income statement results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses.

To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank’s customers, the payment performance of individual loans and pools of homogeneous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price. Year-end nonperforming assets, which include nonaccrual loans, loans ninety days or more past due, renegotiated debt, nonaccrual securities, and other real estate owned, increased $37.5 million, or 51.4%, from 2008 to 2009. Nonperforming assets as a percent of total assets at year-end increased from 4.7% in 2008 to 8.0% in 2009. The Allowance for Loan Losses as a percent of nonperforming loans at year-end decreased from 34.5% in 2008 to 27.9% in 2009.

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

Contractual Obligations – The following table shows the Corporation’s contractual obligations.

	Payment Due by Period
		Less than	1 - 3	3 - 5	Over 5
(Dollars in Thousands)	Total	1 year	Years	Years	Years
Long Term Debt Obligations	$258,500	$115,000	$21,500	$107,000	$15,000
Operating Lease Obligations	706	266	331	91	18
Salary Continuation Obligations	1,045	58	116	116	755
Total Contractual Obligations	$260,251	$115,324	$21,947	$107,207	$15,773

Off-Balance Sheet Arrangements –Please see Note 17 to the audited financial statements provided under Item 7 to this Annual Report for information regarding the Corporation’s off-balance sheet arrangements.

Item 6A. Quantitative and Qualitative Disclosures about Market Risk

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank’s earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank, which committee monitors such risk on a monthly basis.

The Bank faces market risk to the extent that the fair values of its financial instruments are affected by changes in interest rates. The Bank does not face market risk due to changes in foreign currency exchange rates, commodity prices, or equity prices. The asset and liability management process of the Bank seeks to monitor and manage the amount of interest rate risk. This is accomplished by analyzing the differences in repricing opportunities for assets and liabilities (gap analysis, as shown in Item 6), by simulating operating results under varying interest rate scenarios, and by estimating the change in the net present value of the Bank’s assets and liabilities due to interest rate changes.

Each month, ALCO, which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank’s net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of gradual increases or decreases of 100, 200, and 300 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of December 31, 2009 and 2008.

	Base	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Year-End 2009 12 Month Projection
Interest Income	$63,190	$64,713	$66,324	$68,025	$62,290	$60,970	$59,610
Interest Expense	23,254	23,998	24,749	25,494	23,027	22,970	22,939
Net Interest Income	$39,936	$40,715	$41,575	$42,531	$39,263	$38,000	$36,671

Percent Change From Base Projection		2.0%	4.1%	6.5%	-1.7%	-4.8%	-8.2%
ALCO Policy Limit (+/-)		5.0%	7.5%	10.0%	5.0%	7.5%	10.0%

	Base	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Year-End 2008 12 Month Projection
Interest Income	$72,293	$74,504	$76,370	$78,165	$69,766	$67,637	$65,852
Interest Expense	33,558	34,686	35,815	36,937	32,647	32,053	31,831
Net Interest Income	$38,735	$39,818	$40,555	$41,228	$37,119	$35,584	$34,021

Percent Change From Base Projection		2.8%	4.7%	6.4%	-4.2%	-8.1%	-12.2%
ALCO Policy Limit (+/-)		5.0%	7.5%	10.0%	5.0%	7.5%	10.0%

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. At December 31, 2009, the estimated variability of the net interest income under all rate scenarios was within the policy guidelines. At various times during 2009, the estimated variability of the net interest income exceeded the Bank’s established policy limits in the minus 300 basis point rate scenario. Because current interest rates are at historically low levels, it is not probable that rates would decrease that much, and the ALCO determined that no corrective action was required.

The ALCO also monitors interest rate risk by estimating the effect of changes in interest rates on the economic value of the Bank’s equity each month. The actual economic value of the Bank’s equity is first determined by subtracting the fair value of the Bank’s liabilities from the fair value of the Bank’s assets. The fair values are determined in accordance with Fair Value Measurement. The Bank estimates the interest rate risk by calculating the effect of market interest rate shocks on the economic value of its equity. For this analysis, the Bank assumes immediate increases or decreases of 100, 200, and 300 basis points in the prime lending rate. The discount rates used to determine the present values of the loans and deposits, as well as the prepayment rates for the loans, are based on Management’s expectations of the effect of the rate shock on the market for loans and deposits. The table below summarizes the amount of interest rate risk to the fair value of the Bank’s assets and liabilities and to the economic value of the Bank’s equity.

	Fair Value at December 31, 2009
	Rates
(Dollars in Thousands)	Base	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Assets	$1,421,690	$1,388,363	$1,353,971	$1,320,578	$1,438,463	$1,452,525	$1,468,502
Liabilities	1,278,267	1,253,907	1,230,323	1,207,479	1,300,295	1,319,326	1,328,814
Stockholders' Equity	$143,423	$134,456	$123,648	$113,099	$138,168	$133,199	$139,688

Change in Equity		-6.3%	-13.8%	-21.1%	-3.7%	-7.1%	-2.6%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	10.0%	20.0%	30.0%

	Fair Value at December 31, 2008
	Rates
(Dollars in Thousands)	Base	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Assets	$1,648,577	$1,622,272	$1,583,495	$1,542,477	$1,665,144	$1,682,319	$1,686,270
Liabilities	1,462,001	1,433,144	1,405,320	1,378,475	1,490,965	1,509,692	1,510,395
Stockholders' Equity	$186,576	$189,128	$178,175	$164,002	$174,179	$172,627	$175,875

Change in Equity		1.4%	-4.5%	-12.1%	-6.6%	-7.5%	-5.7%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	10.0%	20.0%	30.0%

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank’s equity, in its policy. Throughout 2009, the estimated variability of the economic value of equity was within the Bank’s established policy limits.

Item 7.  Financial Statements and Supplementary Data

Financial Statements and Supplementary Data
See Pages 44 – 68.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
MBT Financial Corp. and Subsidiaries
Monroe, Michigan

We have audited the accompanying consolidated balance sheets of MBT Financial Corp. and Subsidiaries as of December 31, 2009 and December 31, 2008 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. We have also audited the company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MBT Financial Corp. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, MBT Financial Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Plante & Moran, PLLC
Auburn Hills, Michigan
March 15, 2010

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2009	2008

Assets
Cash and Cash Equivalents (Note 2)
Cash and due from banks
Non-interest bearing	$18,448	$24,463
Interest bearing	51,298	26,323
Total cash and cash equivalents	69,746	50,786

Securities - Held to Maturity (Note 3)	36,433	46,840
Securities - Available for Sale (Note 3)	307,346	406,117
Federal Home Loan Bank stock - at cost	13,086	13,086
Loans held for sale	931	784
Loans - Net (Notes 4 and 5)	824,916	922,420
Accrued interest receivable and other assets (Note 12)	50,580	43,973
Bank Owned Life Insurance (Note 9)	47,953	45,488
Premises and Equipment - Net (Note 6)	32,378	32,907
Total assets	$1,383,369	$1,562,401

Liabilities
Deposits:
Non-interest bearing	$135,038	$144,585
Interest-bearing (Note 7)	896,753	991,493
Total deposits	1,031,791	1,136,078

Federal Home Loan Bank advances (Note 8)	228,500	261,500
Securities sold under repurchase agreements (Note 8)	30,000	30,000
Interest payable and other liabilities (Note 9)	11,314	13,846
Total liabilities	1,301,605	1,441,424

Stockholders' Equity (Notes 10, 13 and 15)
Common stock (no par value; 30,000,000 shares authorized,
16,210,110 and 16,148,482 shares issued and outstanding)	593	321
Retained Earnings	88,396	122,896
Accumulated other comprehensive loss	(7,225)	(2,240)
Total stockholders' equity	81,764	120,977
Total liabilities and stockholders' equity	$1,383,369	$1,562,401

The accompanying notes are an integral part of these statements.

Consolidated Statements of Income

	Years Ended December 31,
Dollars in thousands	2009	2008	2007

Interest Income
Interest and fees on loans	$52,909	$62,472	$71,245
Interest on investment securities-
Tax-exempt	3,358	3,390	3,177
Taxable	14,648	18,976	18,976
Interest on balances due from banks	89	29	9
Interest on federal funds sold	-	36	144
Total interest income	71,004	84,903	93,551

Interest Expense
Interest on deposits (Note 7)	17,986	26,835	32,422
Interest on borrowed funds	12,003	15,679	18,360
Total interest expense	29,989	42,514	50,782

Net Interest Income	41,015	42,389	42,769
Provision For Loan Losses (Note 5)	36,000	18,000	11,407

Net Interest Income After
Provision For Loan Losses	5,015	24,389	31,362

Other Income
Wealth management income	3,762	4,329	4,577
Service charges and other fees	5,788	6,371	6,301
Net gain (loss) on sales of securities	7,421	422	(80)

Other Than Temporary Impairment losses on securities	(14,952)	-	-
Non credit related losses on securities not expected to be sold (recognized
in other comprehensive income)	3,191	-	-
Net impairment losses	(11,761)	-	-

Origination fees on mortgage loans sold	473	426	690
Bank owned life insurance income	1,493	1,390	1,294
Other	3,304	3,047	2,852
Total other income	10,480	15,985	15,634

Other Expenses
Salaries and employee benefits (Notes 9 and 15)	20,740	20,614	21,367
Occupancy expense (Note 6)	3,260	3,591	3,466
Equipment expense	3,069	3,290	3,261
Marketing expense	1,034	1,253	1,455
Professional fees	1,563	1,635	1,508
Collection expense	750	601	234
Net loss on other real estate owned	10,533	2,737	822
Other real estate owned expense	1,437	1,380	459
FDIC deposit insurance assessment	2,876	619	130
Other	4,512	4,279	4,532
Total other expenses	49,774	39,999	37,234

Income (Loss) Before Provision For Income Taxes	(34,279)	375	9,762
Provision For (Benefit From) Income Taxes (Note 12)	(102)	(1,317)	2,049
Net Income (Loss)	$(34,177)	$1,692	$7,713

Basic Earnings (Loss) Per Common Share (Note 14)	$(2.11)	$0.10	$0.47

Diluted Earnings (Loss) Per Common Share (Note 14)	$(2.11)	$0.10	$0.47

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Stockholders’ Equity

			Accumulated
			Other
	Common	Retained	Comprehensive
Dollars in thousands	Stock	Earnings	Income (Loss)	Total
Balance - January 1, 2007	$6,979	$134,162	$(5,079)	$136,062

Repurchase of Common Stock (599,362 shares)
(Note 10)	(7,506)	(203)	-	(7,709)
Issuance of Common Stock (10,399 shares)	127	-	-	127
Equity Compensation	400	-	-	400
Dividends declared ($0.72 per share)	-	(11,755)	-	(11,755)

Comprehensive income:
Net income	-	7,713	-	7,713
Change in net unrealized loss on securities
available for sale - Net of tax effect of $(1,217)	-	-	2,260	2,260
Reclassification adjustment for gains included
in net income - Net of tax effect of $(28)	-	-	52	52
Change in postretirement liability - Net of tax
effect of $(160)	-	-	297	297
Total Comprehensive Income				10,322

Balance - December 31, 2007	$-	$129,917	$(2,470)	$127,447

Issuance of Common Stock (23,485 shares)	131	-	-	131
Equity Compensation	190	-	-	190
Dividends declared ($0.54 per share)	-	(8,713)	-	(8,713)

Comprehensive income:
Net income	-	1,692	-	1,692
Change in net unrealized loss on securities
available for sale - Net of tax effect of $(168)	-	-	312	312
Reclassification adjustment for losses included
in net income - Net of tax effect of $148	-	-	(274)	(274)
Change in postretirement liability - Net of tax
effect of $(103)	-	-	192	192
Total Comprehensive Income				1,922

Balance - December 31, 2008	$321	$122,896	$(2,240)	$120,977

Issuance of Common Stock (61,628 shares)
Restricted stock awards (15,000 shares)	45	-	-	45
Other stock issued (46,628 shares)	102	-	-	102
Equity compensation	125	-	-	125
Dividends declared ($0.02 per share)	-	(323)	-	(323)

Comprehensive income:
Net loss	-	(34,177)	-	(34,177)
Change in net unrealized loss on securities
available for sale - Net of tax effect of $4,437	-	-	(8,240)	(8,240)
Reclassification adjustment for losses included
in net income - Net of tax effect of $(1,519)	-	-	2,821	2,821
Change in postretirement liability - Net of tax
effect of $(234)	-	-	434	434
Total Comprehensive Income				(39,162)

Balance - December 31, 2009	$593	$88,396	$(7,225)	$81,764

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
Dollars in thousands	2009	2008	2007

Cash Flows from Operating Activities
Net Income (Loss)	$(34,177)	$1,692	$7,713
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	36,000	18,000	11,407
Depreciation	2,228	2,586	2,686
(Increase) decrease in net deferred federal income tax asset	7,087	(1,394)	(1,836)
Net (accretion) amortization of investment premium and discount	555	(94)	(418)
Writedowns on other real estate owned	7,917	2,545	643
Net increase (decrease) in interest payable and other liabilities	(1,863)	(439)	336
Net increase in interest receivable and other assets	(26,101)	(11,742)	(11,507)
Equity based compensation expense	125	190	400
Net (gain) loss on sales of securities	(7,421)	(422)	80
Other Than Temporary Impairment of investment securities	11,761	-	-
Increase in cash surrender value of life insurance	(1,593)	(1,390)	(1,294)
Net cash provided by (used for) operating activities	$(5,482)	$9,532	$8,210

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$31,583	$12,613	$25,790
Proceeds from maturities and redemptions of investment securities available for sale	150,050	207,676	64,635
Proceeds from sales of investment securities available for sale	289,274	65,762	77,691
Net (increase) decrease in loans	61,357	40,833	(8,210)
Proceeds from sales of other real estate owned	8,211	4,133	2,988
Proceeds from sales of other assets	215	187	94
Purchase of investment securities held to maturity	(21,170)	(14,715)	(5,607)
Purchase of bank owned life insurance	(1,439)	(1,589)	(1,584)
Proceeds from surrender of bank owned life insurance	568	-	-
Purchase of investment securities available for sale	(353,471)	(298,747)	(144,561)
Purchase of bank premises and equipment	(1,819)	(2,779)	(1,516)
Net cash provided by investing activities	$163,359	$13,374	$9,720

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$(104,287)	$26,098	$(6,077)
Net increase (decrease) in short term borrowings	-	(13,300)	9,800
Net increase in Federal Home Loan Bank borrowings	-	5,000	-
Net decrease in Federal Home Loan Bank borrowings	(33,000)	-	-
Net decrease in securities sold under repurchase agreements	-	(5,000)	(5,000)
Issuance of common stock	147	131	127
Repurchase of common stock	-	-	(7,709)
Dividends paid	(1,777)	(10,162)	(11,861)
Net cash provided by (used for) financing activities	$(138,917)	$2,767	$(20,720)

Net Increase (Decrease) in Cash and Cash Equivalents	$18,960	$25,673	$(2,790)

Cash and Cash Equivalents at Beginning of Year (Note 1)	50,786	25,113	27,903
Cash and Cash Equivalents at End of Year (Note 1)	$69,746	$50,786	$25,113

Supplemental Cash Flow Information
Cash paid for interest	$30,829	$42,336	$50,964
Cash paid for federal income taxes	$240	$1,459	$5,600

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$18,296	$13,306	$11,919
Transfer of loans to other assets	$264	$393	$1,939

The accompanying notes are an integral part of these statements.

Notes To Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies
The consolidated financial statements include the accounts of MBT Financial Corp. (the “Corporation”) and its wholly owned subsidiary, Monroe Bank & Trust (the “Bank”). The Bank includes the accounts of its wholly owned subsidiaries, MBT Credit Company, Inc. and MB&T Financial Services, Inc. The Bank operates eighteen offices in Monroe County, Michigan and seven offices in Wayne County, Michigan. MBT Credit Company, Inc. operates a mortgage loan office in Monroe County. The Bank’s primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Corporation’s sole business segment is community banking.

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

BANK PREMISES AND EQUIPMENT
Bank premises and equipment are stated at cost, less accumulated depreciation of $33,336,000 in 2009 and $32,040,000 in 2008. The Bank uses the straight-line method to provide for depreciation, which is charged to operations over the estimated useful lives of the assets.  Depreciation expense amounted to $2,228,000 in 2009, $2,586,000 in 2008, and $2,687,000 in 2007.

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

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

Dollars in thousands	2009	2008	2007
Unrealized gains (losses) on securities available for sale	$(13,014)	$85	$(474)
Reclassification adjustment for losses (gains) realized in income	4,340	(422)	80
Net unrealized gains (losses)	$(8,674)	$(337)	$(394)
Post retirement benefit obligations	(2,441)	(3,109)	(3,405)
Tax effect	3,890	1,206	1,329
Accumulated other comprehensive income (loss)	$(7,225)	$(2,240)	$(2,470)

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

STOCK-BASED COMPENSATION
The amount of compensation is measured at the fair value of the awards when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options. Compensation cost is recorded for awards that were granted after January 1, 2006 and prior option grants that vest after January 1, 2006.

The weighted average fair value of options granted was $0.52, $1.39, and $2.76, in 2009, 2008, and 2007, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2009, 2008, and 2007: expected option lives of seven years for all three; expected volatility of 25.80%, 25.90%, and 20.30%; risk-free interest rates of 3.38%, 3.61%, and 4.70%; and dividend yields of 4.87%, 4.87%, and 3.71%, respectively.

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

 (2)  Cash and Due from Banks
The Bank is required by regulatory agencies to maintain legal reserve requirements based on the level of balances in deposit categories. Cash balances restricted from usage due to these requirements were $4,054,000 and $4,695,000 at December 31, 2009 and 2008, respectively. Cash and due from banks includes deposits held at correspondent banks which are fully insured by the FDIC.

(3)	Investment Securities
The following is a summary of the Bank’s investment securities portfolio as of December 31, 2009 and 2008 (000s omitted):

	Held to Maturity
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government
Agencies	$6	$-	$-	$6
Obligations of States and Political
Subdivisions	36,427	336	(352)	36,411
	$36,433	$336	$(352)	$36,417

	Available for Sale
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government
Agencies	$256,483	$602	$(2,457)	$254,628
Obligations of States and Political
Subdivisions	35,117	667	(147)	35,637
Trust Preferred CDO Securities	13,485	-	(6,270)	7,215
Corporate Debt Securities	8,383	-	(874)	7,509
Other Securities	2,553	74	(270)	2,357
	$316,021	$1,343	$(10,018)	$307,346

	Held to Maturity
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government
Agencies	$7	$-	$-	$7
Obligations of States and Political
Subdivisions	46,833	214	(1,011)	46,036
	$46,840	$214	$(1,011)	$46,043

	Available for Sale
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government
Agencies	$322,767	$6,915	$(11)	$329,671
Obligations of States and Political
Subdivisions	40,999	541	(426)	41,114
Trust Preferred CDO Securities	25,132	-	(5,761)	19,371
Corporate Debt Securities	15,170	-	(1,654)	13,516
Other Securities	2,386	59	-	2,445
	$406,454	$7,515	$(7,852)	$406,117

The amortized cost, estimated market value, and weighted average yield of securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted).

	Held to Maturity			Available for Sale
		Estimated	Weighted		Estimated	Weighted
	Amortized	Market	Average	Amortized	Market	Average
	Cost	Value	Yield	Cost	Value	Yield
Maturing within
1 year	$9,313	$9,337	3.68%	$637	$642	3.64%
1 to 5 years	13,201	13,428	4.57%	27,897	28,258	2.90%
5 to 10 years	8,289	8,185	4.31%	104,793	102,670	3.85%
Over 10 years	5,630	5,467	4.85%	180,141	173,419	4.09%
Securities with no stated maturity	-	-	0.00%	2,553	2,357	0.00%
	$36,433	$36,417	4.33%	$316,021	$307,346	3.87%

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and management determines that the Company has the intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery in the market value. The fair values of investments with an amortized cost in excess of their fair values at December 31, 2009 and December 31, 2008 are as follows (000s omitted):

December 31, 2009

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$170,584	$2,457	$-	$-	$170,584	$2,457
Obligations of States and Political Subdivisions	14,616	299	5,058	200	19,674	499
Trust Preferred CDO Securities	-	-	1,662	3,078	1,662	3,078
Corporate Debt Securities	-	-	7,509	874	7,509	874
Equity Securities	270	270	-	-	270	270
	$185,470	$3,026	$14,229	$4,152	$199,699	$7,178

December 31, 2008

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$8,791	$4	$1,500	$7	$10,291	$11
Obligations of States and Political Subdivisions	20,707	1,211	3,878	226	24,585	1,437
Trust Preferred CDO Securities	6,605	2,474	12,766	3,287	19,371	5,761
Corporate Debt Securities	12,516	1,654	-	-	12,516	1,654
	$48,619	$5,343	$18,144	$3,520	$66,763	$8,863

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

The Trust Preferred Securities are issued by companies in the financial services industry, including banks, thrifts, and insurance companies. Each of the four securities owned by the Company is in an unrealized loss position. The main reasons for the impairment are the overall decline in market values for financial industry securities and the lack of an active market for these types of securities in particular. In determining that the impairment is not other-than-temporary, the Company analyzed each security’s expected cash flows. The assumptions used in the cash flow analysis were developed following a review of the financial condition of the banks in the pools. The analysis concluded that disruption of our cash flows due to defaults by issuers was currently not expected to occur in one of the four securities owned. Because the Company does not intend to sell this investment and it is not more likely than not that the Company will be required to sell this investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at December 31, 2009. As a result of uncertainties in the market place affecting companies in the financial services industry, it is at least reasonably possible that a change in the estimate will occur in the near term.

The Other Than Temporary Impairment (OTTI) analysis of three of the four Trust Preferred CDO securities indicated that their impairment most likely is not temporary. Accounting regulations require entities to split OTTI charges between credit losses, which are charged to earnings, and other impairment, which is charged to Other Comprehensive Income (OCI). The CDOs that have OTTI have an amortized cost of $20.505 million and a fair value of $5.553 million. The impairment of $14.952 million includes credit losses of $11.76 million that were charged to earnings, and other impairment of $3.192 million, which was charged to OCI.

The Corporate Debt Securities consist of senior unsecured debt issued by regional banks and bank holding companies. The market values for these securities have declined over the last several months due to larger credit spreads on financial sector debt. The Company owns three bonds with maturities ranging from January, 2017 to February, 2019. The Company monitors the financial condition of each issuer by reviewing financial statements and industry analyst reports, and believes that the each of the issuers will be able to fulfill the obligations of these securities. The Company has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

 Investment securities carried at $236,271,000 and $263,460,000 were pledged or set aside to secure borrowings, public and trust deposits, and for other purposes required by law at December 31, 2009 and December 31, 2008, respectively.

At December 31, 2009, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Bank with an estimated market value of $69,973,000. At December 31, 2008, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Bank with an estimated market value of $75,999,000.

For the years ended December 31, 2009, 2008, and 2007, proceeds from sales of securities amounted to $289,274,000, $65,762,000, and $77,691,000, respectively. Gross realized gains amounted to $8,529,000, $630,000, and $361,000, respectively. Gross realized losses amounted to $1,108,000, $208,000, and $441,000, respectively. The tax provision applicable to these net realized gains and losses amounted to $2,597,000, $148,000, and ($28,000), respectively.

(3)	Loans
Loan balances outstanding as of December 31 consist of the following (000s omitted):

	2009	2008
Residential real estate loans	$374,970	$439,133
Non residential real estate loans	351,256	352,935
Loans to finance agricultural production and other loans to farmers	7,113	9,763
Commercial and industrial loans	93,786	109,495
Loans to individuals for household, family, and other personal expenditures	22,071	29,901
All other loans (including overdrafts)	574	384
Total loans, gross	$849,770	$941,611
Less: Deferred loan fees and costs	791	663
Total loans, net of deferred loan fees and costs	$848,979	$940,948
Less: Allowance for loan losses	24,063	18,528
	$824,916	$922,420

The following is a summary of impaired loans (000s omitted):

	2009	2008	2007
Year-end impaired loans with no allowance for loan losses allocated	$28,810	$16,974	$2,603
Year-end impaired loans with allowance for loan losses allocated	48,154	39,272	27,102
Year-end allowance for loan losses allocated to impaired loans	6,881	6,135	5,108
Average investment in impaired loans	67,112	39,086	23,486
Interest income recognized on impaired loans	739	1,183	1,254
Cash basis interest income recognized on impaired loans during the year	756	1,183	1,254

Non-accrual loans totaled $56,992,000 as of December 31, 2009 and $47,872,000 as of December 31, 2008. Loans ninety days or more past due and still accruing interest were $20,000 as of December 31, 2009 and $93,000 as of December 31, 2008.

Included in Loans are loans to certain officers, directors, and companies in which such officers and directors have 10 percent or more beneficial ownership in the aggregate amount of $21,922,000 and $20,683,000 at December 31, 2009 and 2008, respectively. In 2009, new loans and other additions amounted to $39,030,000, and repayments and other reductions amounted to $37,791,000. In 2008, new loans and other additions amounted to $42,519,000, and repayments and other reductions amounted to $43,307,000.  In Management’s judgment, these loans were made on substantially the same terms and conditions as those made to other borrowers, and do not represent more than the normal risk of collectibility or present other unfavorable features.

Loans carried at $136,720,000 and $192,709,000 at December 31, 2009 and 2008, respectively, were pledged to secure Federal Home Loan Bank advances.

(5)	Allowance For Loan Losses
Activity in the allowance for loan losses was as follows (000s omitted):
	2009	2008	2007
Balance beginning of year	$18,528	$20,222	$13,764
Provision for loan losses	36,000	18,000	11,407
Loans charged off	(31,994)	(20,648)	(6,386)
Recoveries	1,529	954	1,437
Balance end of year	$24,063	$18,528	$20,222

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

(6)	Bank Premises and Equipment
Bank premises and equipment as of year end are as follows (000s omitted):

	2009	2008
Land, buildings and improvements	$43,839	$43,859
Equipment, furniture and fixtures	21,875	21,088
Total Bank premises and equipment	$65,714	$64,947
Less accumulated depreciation	33,336	32,040
Bank premises and equipment, net	$32,378	$32,907

Bank Premises and Equipment includes Construction in Progress of $48,000 as of December 31, 2009 and $1,647,000 as of December 31, 2008.

The Company has entered into lease commitments for office locations. Rental expense charged to operations was $296,000, $352,000, and $256,000 for the years ended December 31, 2009, 2008, and 2007, respectively. The future minimum lease payments are as follows:

Year	Minimum Payment
2010	$135,000
2011	138,000
2012	73,000
2013	57,000
2014	0

(7)	Deposits
Interest expense on time certificates of deposit of $100,000 or more in the year 2009 amounted to $3,771,000, as compared with $5,779,000 in 2008, and $7,748,000 in 2007. At December 31, 2009, the balance of time certificates of deposit of $100,000 or more was $117,559,000, as compared with $133,249,000 at December 31, 2008. The amount of time deposits with a remaining term of more than 1 year was $240,391,000 at December 31, 2009 and $201,003,000 at December 31, 2008. The following table shows the scheduled maturities of Certificates of Deposit as of December 31, 2009:

	Under $100,000	$100,000 and over
2010	$104,283,000	$57,052,000
2011	106,661,000	35,652,000
2012	28,472,000	8,009,000
2013	21,164,000	5,077,000
2014	14,843,000	11,668,000
Thereafter	8,744,000	101,000
Total	$284,167,000	$117,559,000

Time certificates of deposit under $100,000 include $62,827,000 of brokered certificates of deposit as of December 31, 2009, and $105,764,000 as of December 31, 2008.

(8)	Federal Home Loan Bank Advances and Repurchase Agreements
The following is a summary of the Bank’s borrowings from the Federal Home Loan Bank of Indianapolis as of December 31, 2009 and 2008 (000s omitted):

December 31, 2009

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate
2010	$-	-	$115,000	5.40%
2011	3,000	0.40%	3,500	5.08%
2013	95,000	2.54%	-	-
2014	12,000	0.41%	-	-
	$110,000	2.25%	$118,500	5.39%

December 31, 2008

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate
2009	$13,000	2.46%	$20,000	4.91%
2010	-	-	115,000	5.40%
2011	3,000	2.02%	3,500	5.08%
2013	95,000	4.94%	-	-
2014	12,000	2.03%	-	-
	$123,000	4.32%	$138,500	5.32%

The interest rates on the floating rate advances reset quarterly based on the three month LIBOR rate plus a spread ranging from 15 to 260 basis points. The fixed rate advances have a put option that allows the Federal Home Loan Bank to require repayment of the advance or conversion of the advance to floating rate at the three month LIBOR rate plus a spread ranging from 0 to 2 basis points.

The following is a summary of the Bank’s borrowings under repurchase agreements as of December 31, 2009 and 2008 (000s omitted):

Securities Sold Under Agreements to Repurchase
December 31, 2009 and 2008

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate
2011	$-	-	$10,000	4.65%
2012	-	-	5,000	4.12%
2016	-	-	15,000	4.65%
	$-	-	$30,000	4.56%

(9)	Retirement Plans and Postretirement Benefit Plans
In 2000, the Bank implemented a retirement plan that included both a money purchase pension plan, as well as a voluntary profit sharing 401(k) plan for all employees who meet certain age and length of service eligibility requirements. In 2002, the Bank amended its retirement plan to freeze the money purchase plan and retain the 401(k) plan. To ensure that the plan meets the Safe Harbor provisions of the applicable sections of the Internal Revenue Code, the Bank contributes an amount equal to four percent of the employee’s base salary to the 401(k) plan for all eligible employees. In addition, an employee may contribute from 1 to 75 percent of his or her base salary, up to a maximum of $22,000 in 2009. The Bank matched the employee’s elective contribution up to the first six percent of the employee’s annual base salary in the first six months of 2009. In the second six months of 2009, the Bank’s matching contribution was reduced to 25% of the first eight percent contributed by the employee. Depending on the Bank’s profitability, an additional profit sharing contribution may be made by the Bank to the 401(k) plan. There were no profit sharing contributions in 2009, 2008, and 2007. The total retirement plan expense was $1,025,000, for the year ended December 31, 2009, $1,270,000 for the year ended December 31, 2008, and $1,258,000 for the year ended December 31, 2007.

The Bank has a postretirement benefit plan that generally provides for the continuation of medical benefits for all employees hired before January 1, 2007 who retire from the Bank at age 55 or older, upon meeting certain length of service eligibility requirements.  The Bank does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. The amount of benefits paid under the postretirement benefit plan was $247,000 in 2009, $239,000 in 2008, and $227,000 in 2007. The amount of insurance premium paid by the Bank for retirees is capped at 200% of the cost of the premium as of December 31, 1992.

A reconciliation of the accumulated postretirement benefit obligation (“APBO”) to the amounts recorded in the consolidated balance sheets in Interest Payable and Other Liabilities at December 31 is as follows (000s omitted):

	2009	2008
APBO	$2,078	$2,000
Unrecognized net transition obligation	(161)	(214)
Unrecognized prior service costs	(17)	(21)
Unrecognized net gain	373	356
Accrued benefit cost at fiscal year end	$2,273	$2,121

The changes recorded in the accumulated postretirement benefit obligation were as follows (000s omitted):

	2009	2008
APBO at beginning of year	$2,000	$1,985
Service cost	101	102
Interest cost	112	116
Actuarial loss (gain)	(27)	(98)
Plan participants' contributions	139	134
Benefits paid during year	(247)	(239)
APBO at end of year	$2,078	$2,000

Components of the Bank’s postretirement benefit expense were as follows:

	2009	2008	2007
Service cost	$101	$102	$100
Interest cost	112	116	110
Amortization of transition obligation	53	54	54
Prior service costs	4	4	4
Amortization of gains	(10)	(4)	(4)
Net postretirement benefit expense	$260	$272	$264

The APBO as of December 31, 2009 and 2008 was calculated using an assumed discount rate of 5.50% and 5.75%, respectively.  Based on the provisions of the plan, the Bank’s expense is capped at 200% of the 1992 expense, with all expenses above the cap incurred by the retiree. The expense reached the cap in 2004, and accordingly the impact of an increase in health care costs on the APBO was not calculated.

The Bank Owned Life Insurance policies fund a Death Benefit Only (DBO) obligation that the Bank has with 10 of its active directors, 4 retired directors, 15 active executives, and 8 retired executives. The DBO plan, which replaced previous split dollar agreements, provides a taxable death benefit. The benefit for directors is grossed up to provide a net benefit to each director’s beneficiaries based on that director’s length of service on the board. The directors’ net death benefits are $500,000 for director service of less than 3 years, $600,000 for service up to 5 years, $750,000 for service up to 10 years, and $1,000,000 for director service of 10 years or more. The executives’ beneficiaries will receive a grossed up benefit that will provide a net benefit equal to two times the executive’s base salary if death occurs during employment and a postretirement benefit equal to the executive’s final annual salary rate at the time of retirement if death occurs after retirement.

Information for the postretirement death benefits and health care benefits is as follows as of the December 31 measurement date (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2009	2008	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$4,414	3,996	$2,000	$1,985
Service cost	60	56	101	102
Interest cost	243	234	112	116
Plan participants' contributions	-	-	139	134
Actuarial loss (gain)	(280)	128	(27)	(98)
Benefits paid	-	-	(247)	(239)
Benefit obligation at end of year	$4,437	$4,414	$2,078	$2,000

Change in accrued benefit cost
Accrued benefit cost at beginning of year	$1,184	$579	$2,121	$1,954
Service cost	60	56	101	102
Interest cost	243	235	112	116
Amortization	314	314	47	54
Employer contributions	-	-	(108)	(105)
Net gain	-	-	-	-
Accrued benefit cost at end of year	$1,801	$1,184	$2,273	$2,121

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-	$-	$-
Employer contributions	-	-	108	105
Plan participants' contributions	-	-	139	134
Benefits paid during year	-	-	(247)	(239)
Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(2,636)	$(3,230)	$195	$121

Amounts recognized in other liabilities as of December 31 consist of (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2009	2008	2009	2008
Assets	$-	-	$-	$-
Liabilities	4,437	4,414	2,078	2,000
Total	$4,437	$4,414	$2,078	$2,000

Amounts recognized in accumulated other comprehensive income as of December 31 consist of (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2009	2008	2009	2008
Net loss (gain)	$(291)	(11)	$(373)	$(356)
Transition obligation (asset)	-	-	161	214
Prior service cost (credit)	2,927	3,241	17	21
	$2,636	$3,230	$(195)	$(121)

(10)	Stockholders’ Equity
On December 21, 2006, the Corporation’s Board of Directors authorized the repurchase of up to 1 million shares of MBT Financial Corp. common stock during 2007. On December 20, 2007, the Corporation’s Board of Directors authorized the repurchase of up to 1 million shares during 2008. On December 18, 2008, the Corporation’s Board of Directors authorized the repurchase of up to 1 million shares during 2009. Shares purchased during the last three years are as follows:

	Shares Repurchased	Cost
2007	599,362	7,709,000
2008	-	0
2009	-	0
Total	599,362	$7,709,000

Corporation’s Board of Directors currently has not authorized the repurchase of shares of MBT Financial Corp. common stock.

 (11) Disclosures about Fair Value of Financial Instruments
Certain of the Bank’s assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets.  These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below.  The fair values of all financial instruments not discussed below (Cash and cash equivalents, Federal funds sold, Federal Home Loan Bank stock, Accrued interest receivable and other assets, Bank Owned Life Insurance, Federal funds purchased, and Interest payable and other liabilities) are estimated to be equal to their carrying amounts as of December 31, 2009 and 2008.

INVESTMENT SECURITIES
Fair value for the Bank’s investment securities was determined using the market value in active markets, where available. When not available, fair values are estimated using the fair value hierarchy. In the fair value hierarchy, Level 2 fair values are determined using observable inputs other than Level 1 market prices, such as quoted prices for similar assets. Level 3 values are determined using unobservable inputs, such as discounted cash flow projections. These Estimated Market Values are disclosed in Note 3 and the required fair value disclosures are in Note 19.

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

The estimated fair value of the fixed and variable rate Federal Home Loan Bank advances and Securities Sold under Repurchase Agreements is estimated by discounting the related cash flows using the rates currently available for similarly structured borrowings with similar maturities.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
The fair values of commitments to extend credit and standby letters of credit and financial guarantees written are estimated using the fees currently charged to engage into similar agreements.  The fair values of these instruments are not significant.

FAIR VALUES
The carrying amounts and approximate fair values as of December 31, 2009 and December 31, 2008 are as follows (000s omitted):

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and due from banks	$69,746	$69,746	$50,786	$50,786
Securities	343,779	343,763	452,957	452,160
Federal Home Loan Bank Stock	13,086	13,086	13,086	13,086
Loans, net	824,916	838,965	922,420	953,267

Financial Liabilities:
Demand, NOW, savings and money market savings deposits	630,065	630,065	621,762	621,762
Other time deposits	401,726	408,516	514,316	521,272
Borrowed funds
Variable Rate FHLB Advances	110,000	116,938	123,000	131,491
Fixed Rate FHLB Advances	3,500	3,688	8,500	8,800
Putable FHLB Advances	115,000	119,700	130,000	138,870
Repurchase Agreements	30,000	34,896	30,000	33,840

(12)	Federal Income Taxes
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

The provision for Federal income taxes consists of the following (000s omitted):

	2009	2008	2007
Federal income taxes currently payable (refundable)	$(7,189)	$77	$3,885
Provision (credit) for deferred taxes on:
Book (over) under tax loan loss provision	(1,937)	584	(2,260)
Accretion of bond discount	(46)	18	(61)
Net deferred loan origination fees	(14)	(21)	216
Accrued postretirement benefits	(293)	(303)	(100)
Tax over (under) book depreciation	197	14	51
Alternative minimum tax	(264)	(440)	680
Non-accrual loan interest	294	(352)	(12)
Write down of other real estate owned	(411)	(799)	(188)
Other than temporary impairment AFS securities	(4,116)	-	-
Other, net	(173)	(95)	(162)
Total deferred provision (credit)	(6,763)	(1,394)	(1,836)
Valuation allowance deferred tax assets	13,850	-	-
Net deferred provision	7,087	(1,394)	(1,836)
Tax expense	$(102)	$(1,317)	$2,049

The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as follows:

	2009		2008		2007
Statutory rate	(34.0	) %	34.0%		34.0%
Municipal interest income	(3.0)		(266.7)		(9.0)
Other, net	(3.7)		(118.5)		(4.0)
Valuation allowance	40.4		-		-
Effective tax rate	(0.3	) %	(351.2	) %	21.0%

The components of the net deferred Federal income tax asset (included in Interest Receivable and Other Assets on the accompanying consolidated balance sheets) at December 31 are as follows (000s omitted):

	2009	2008
Deferred Federal income tax assets:
Allowance for loan losses	$8,527	$6,590
Net deferred loan origination fees	246	232
Tax versus book depreciation differences	79	276
Net unrealized losses on securities available for sale	3,036	118
Accrued postretirement benefits	2,587	2,530
Alternative minimum tax	704	440
Non-accrual loan interest	122	416
Write down of other real estate owned	1,471	1,060
Other than temporary impairment AFS securities	4,116	-
Other, net	607	397
Gross deferred tax asset	21,495	12,059
Valuation allowance	(13,850)	-
Total Federal deferred tax asset	$7,645	$12,059

Deferred Federal income tax liabilities:
Accretion of bond discount	$(98)	$(144)
Other	(474)	(437)
	$(572)	$(581)
Net deferred Federal income tax asset	$7,073	$11,478

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the accompanying tables) of Total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets.

As of December 31, 2009, the Corporation’s capital ratios exceeded the required minimums to be considered well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Corporation must maintain minimum Total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the tables, as well as meeting other requirements specified by the federal banking regulators. There are no conditions or events since December 31, 2009 that Management believes have changed the Corporation’s category. Management believes, as of December 31, 2009, that the Corporation meets all capital adequacy requirements to which it is subject.

The Corporation’s and Bank’s actual capital amounts and ratios are also presented in the table (000s omitted in dollar amounts).

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital to Risk-Weighted Assets
Consolidated	$101,158	10.2%	$99,065	10.0%
Monroe Bank & Trust	100,329	10.1%	98,984	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	88,627	8.9%	59,439	6.0%
Monroe Bank & Trust	87,775	8.9%	59,390	6.0%
Tier 1 Capital to Average Assets
Consolidated	88,627	6.3%	70,681	5.0%
Monroe Bank & Trust	87,775	6.2%	70,643	5.0%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital to Risk-Weighted Assets
Consolidated	$136,286	12.7%	$106,980	10.0%
Monroe Bank & Trust	134,853	12.6%	106,895	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	122,820	11.5%	64,188	6.0%
Monroe Bank & Trust	121,398	11.4%	64,137	6.0%
Tier 1 Capital to Average Assets
Consolidated	122,820	7.8%	78,543	5.0%
Monroe Bank & Trust	121,398	7.7%	78,495	5.0%

(14) Earnings Per Share
The calculation of earnings per common share for the years ended December 31 is as follows:

	2009	2008	2007
Basic
Net income (loss)	$(34,177,000)	$1,692,000	$7,713,000
Less preferred dividends	-	-	-
Net income (loss) applicable to common stock	$(34,177,000)	$1,692,000	$7,713,000
Average common shares outstanding	16,186,478	16,134,570	16,415,425
Earnings (loss) per common share - basic	$(2.11)	$0.10	$0.47

	2009	2008	2007
Diluted
Net income (loss)	$(34,177,000)	$1,692,000	$7,713,000
Less preferred dividends	-	-	-
Net income (loss) applicable to common stock	$(34,177,000)	$1,692,000	$7,713,000
Average common shares outstanding	16,186,478	16,134,570	16,415,425
Stock option adjustment	-	-	-
Average common shares outstanding - diluted	16,186,478	16,134,570	16,415,425
Earnings (loss) per common share - diluted	$(2.11)	$0.10	$0.47

 (15) Stock-Based Compensation Plan
The Long-Term Incentive Compensation Plan approved by shareholders at the April 6, 2000 Annual Meeting of Shareholders of Monroe Bank & Trust authorized the Board of Directors to grant nonqualified stock options to key employees and non-employee directors. Such grants could be made until January 2, 2010 for up to 1,000,000 shares of the Corporation’s common stock. The amount that could be awarded to any one individual was limited to 100,000 shares in any one calendar year. The MBT Financial Corp. 2008 Stock Incentive Plan was approved by shareholders at the May 1, 2008 Annual meeting of shareholders of MBT Financial Corp. This plan replaced the Long-Term Incentive Compensation Plan and authorized the Board of Directors to grant equity incentive awards to key employees and non-employee directors. Such grants may be made until May 1, 2018 for up to 1 million shares of the Corporation’s common stock. The amount that may be awarded to any one individual is limited to 100,000 shares in any one calendar year. As of December 31, 2009, the number of shares available under the plan is 718,270. This includes 41,675 shares that were previously awarded that have been forfeited.

Stock Option Awards - Stock options granted under the plans have exercise prices equal to the fair market value at the date of grant. Options granted under the plan may be exercised for a period of no more than ten years from the date of grant.  All options granted are fully vested at December 31, 2009.

Stock Only Stock Appreciation Rights (SOSARs) – On January 2, 2009, Stock Only Stock Appreciation Rights (SOSARs) were awarded to key executives in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. The SOSARs have a term of 10 years and vest in three equal annual installments beginning December 31, 2009. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant. Upon exercise, the executive will generally receive common shares equal in value to the excess of the market value of the shares over the exercise price on the exercise date.

On January 2, 2009, SOSARs were awarded to certain directors in exchange for a portion of their retainer in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. The SOSARs have a term of 10 years and vested on December 31, 2009. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant. Upon exercise, the director will generally receive common shares equal in value to the excess of the market value of the shares over the exercise price on the exercise date.

The fair value of each option and SOSAR grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions disclosed in Note 1 to the consolidated financial statements.

A summary of the status of stock options and SOSARs under the plans is presented in the table below.

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options Outstanding, January 1	641,476	$16.04	602,143	$17.36	510,143	$17.73
Granted	141,500	3.03	99,500	8.53	94,500	15.33
Exercised	-	-	-	-	-	-
Forfeited/Expired	72,401	14.89	60,167	16.84	2,500	16.24
Options Outstanding, December 31	710,575	$13.57	641,476	$16.04	602,143	$17.36
Options Exercisable, December 31	613,757	$14.97	549,491	$16.95	511,322	$17.68

Weighted Average Fair Value of Options Granted During Year		$0.52		$1.39		$2.76

The options outstanding as of December 31, 2009 are exercisable at prices ranging from $3.03 to $23.40. The options exercisable as of December 31, 2009 are exercisable at prices ranging from $3.03 to $23.40. The number of options and remaining life of options at each exercise price are as follows:

	Outstanding Options		Exercisable Options
Exercise Price	Shares	Remaining Life (in years)	Shares	Remaining Life (in years)
$3.03	133,000	9.01	65,660	9.01
$8.53	88,500	8.60	59,022	8.60
$13.20	68,335	3.01	68,335	3.01
$13.85	25,838	2.01	25,838	2.01
$13.94	4,402	1.01	4,402	1.01
$15.33	82,500	7.01	82,500	7.01
$16.24	69,500	6.01	69,500	6.01
$16.69	93,500	4.01	93,500	4.01
$18.125	35,000	0.50	35,000	0.50
$23.40	110,000	5.01	110,000	5.01
	710,575	5.86	613,757	5.38

A summary of the status of the Corporation’s nonvested option shares as of December 31, 2009 and changes during the year ended December 31, 2009 is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	91,985	$1.81
Granted	141,500	0.52
Vested	(122,668)	1.23
Forfeited	(13,999)	0.94
Nonvested at December 31, 2009	96,818	$0.78

As of December 31, 2009, there was $76,000 of total unrecognized compensation cost related to non vested share based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock Unit Awards – Restricted stock units granted under the plan result in an award of common shares to key employees based upon earnings performance during the performance period. Key employees were granted 21,500 Restricted Stock Units (RSUs) on June 4, 2008. The RSUs will vest on December 31, 2010 based on the three year cumulative earnings per share achieved by the company during the performance period as shown in the following schedule:

Three Year Cumulative Fully Diluted EPS for the Three Year Performance Period Ending December 31, 2010	Percent RSUs Vested
$2.40	100%
$2.34	90%
$2.28	80%
$2.24	70%
$2.21	60%
$2.16	50%
less than $2.16	0%

The Corporation does not expect to meet the earnings threshold required to award any shares under the awards granted in 2008, therefore no expense was recorded in 2009 for the RSUs.

Restricted Stock Awards – On January 2, 2009, 15,000 restricted shares were awarded to certain key executives in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. The restricted shares will vest on December 31, 2011. The total expense recorded for the restricted stock awards was $15,000 in 2009.

(16) Parent Company
Condensed parent company financial statements, which include transactions with the subsidiary, are as follows (000s omitted):

Balance Sheets

	December 31,
	2009	2008

Assets
Cash and due from banks	$239	$2,055
Securities	270	-
Investment in subsidiary bank	80,959	119,555
Other assets	296	840
Total assets	$81,764	$122,450

Liabilities
Dividends payable and other liabilities	$-	$1,473
Total liabilities	-	1,473

Stockholders' Equity
Total stockholders' equity	81,764	120,977
Total liabilities and stockholders' equity	$81,764	$122,450

Statements of Income

	Years Ended December 31,
	2009	2008	2007
Income
Dividends from subsidiary bank	$-	$10,549	$19,106
Other operating income	-	5	21
Total income	-	10,554	19,127

Expense
Other expense	592	493	146
Total expense	592	493	146

Income (loss) before tax and equity in undistributed net income (loss) of subsidiary bank	(592)	10,061	18,981
Income tax benefit	(202)	(166)	(43)
Income (loss) before equity in undistributed net income of subsidiary bank	(390)	10,227	19,024
Equity in undistributed net income (loss) of subsidiary bank	(33,787)	(8,535)	(11,311)
Net Income (Loss)	$(34,177)	$1,692	$7,713

Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
Cash Flows Provided By Operating Activities:
Net income (loss)	$(34,177)	$1,692	$7,713
Equity in undistributed net income of subsidiary bank	33,787	8,535	11,311
Net increase (decrease) in other liabilities	(19)	(1,430)	(106)
Net (increase) decrease in other assets	223	190	112
Net cash provided by (used for) operating activities	$(186)	$8,987	$19,030

Cash Flows Used For Financing Activities:
Issuance of common stock	$147	$131	$127
Repurchase of common stock	-	-	(7,709)
Dividends paid	(1,777)	(10,162)	(11,861)
Net cash used for financing activities	$(1,630)	$(10,031)	$(19,443)

Net Decrease In
Cash And Cash Equivalents	$(1,816)	$(1,044)	$(413)

Cash And Cash Equivalents
At Beginning Of Year	2,055	3,099	3,512
Cash And Cash Equivalents At End Of Year	$239	$2,055	$3,099

Under current regulations, the Bank is limited in the amount it may loan to the Corporation. Loans to the Corporation may not exceed ten percent of the Bank’s capital stock, surplus, and undivided profits plus the allowance for loan losses. Loans from the Bank to the Corporation are required to be collateralized. Accordingly, at December 31, 2009, Bank funds available for loans to the Corporation amounted to $11,207,000. The Bank has not made any loans to the Corporation.

Federal and state banking laws place certain restrictions on the amount of dividends a bank may make to its parent company. Michigan law limits the amount of dividends that the Bank can pay to the Corporation without regulatory approval to the amount of net income then on hand. Accordingly, the Bank can pay dividends of $8,009,000 in 2010, in addition to its 2010 net income, without regulatory approval.

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk at December 31 were as follows (000s omitted):

	Contractual Amount
	2009	2008
Commitments to extend credit:
Unused portion of commercial lines of credit	$64,096	$62,537
Unused portion of credit card lines of credit	4,286	5,872
Unused portion of home equity lines of credit	16,034	20,200
Standby letters of credit and financial guarantees written	5,008	7,297
All other off-balance sheet assets	2,986	3,682

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

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and other business transactions. Approximately $4,121,000 of the letters of credit expires in 2010 and $887,000 extends for two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(18) Quarterly Financial Information (Unaudited) (000s omitted):

2009	First	Second	Third	Fourth
Total Interest Income	$18,992	$17,870	$17,640	$16,502
Total Interest Expense	8,779	7,685	7,124	6,401
Net Interest Income	10,213	10,185	10,516	10,101
Provision for Loan Losses	4,200	8,000	6,800	17,000
Other Income	3,331	3,630	3,559	(40)
Other Expenses	11,997	14,589	11,390	11,798
Income Before Provision For Income Taxes	(2,653)	(8,774)	(4,115)	(18,737)
Provision For Income Taxes	(1,286)	(3,401)	(1,790)	6,375
Net Income	$(1,367)	$(5,373)	$(2,325)	$(25,112)

Basic Earnings Per Common Share	$(0.08)	$(0.33)	$(0.14)	$(1.56)
Diluted Earnings Per Common Share	$(0.08)	$(0.33)	$(0.14)	$(1.56)

Dividends Declared Per Share	$0.01	$0.01	$-	$-

2008	First	Second	Third	Fourth
Total Interest Income	$22,200	$21,387	$21,113	$20,203
Total Interest Expense	11,747	10,260	10,027	10,480
Net Interest Income	10,453	11,127	11,086	9,723
Provision for Loan Losses	1,200	2,700	4,100	10,000
Other Income	3,962	3,858	4,265	3,900
Other Expenses	9,698	10,163	11,365	8,773
Income Before Provision For Income Taxes	3,517	2,122	(114)	(5,150)
Provision For Income Taxes	870	404	(438)	(2,153)
Net Income	$2,647	$1,718	$324	$(2,997)

Basic Earnings Per Common Share	$0.16	$0.11	$0.02	$(0.19)
Diluted Earnings Per Common Share	$0.16	$0.11	$0.02	$(0.19)

Dividends Declared Per Share	$0.18	$0.18	$0.09	$0.09

(19) Fair Value Disclosures
The following tables present information about the Corporation’s assets measured at fair value on a recurring basis at December 31, 2009 and 2008, and the valuation techniques used by the Corporation to determine those fair values.

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

Assets measured at fair value on a recurring basis are as follows (000’s omitted):

Investment Securities - Available for Sale	2009	2008
Quoted Prices in Active Markets for Identical Assets (Level 1)	$264,224	$333,115
Significant Other Observable Inputs (Level 2)	35,907	53,256
Significant Unobservable Inputs (Level 3)	7,215	19,746
Balance at December 31	$307,346	$406,117

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale	2009	2008
Balance at January 1	$19,746	$585
Total realized and unrealized gains (losses) included in income	(11,760)	(17)
Total unrealized gains (losses) included in other comprehensive income	(771)	(5,759)
Net purchases, sales, calls and maturities	-	-
Net transfers in/out of Level 3	-	24,937
Balance at December 31	$7,215	$19,746

Of the Level 3 assets that were held by the Corporation at December 31, 2009, the unrealized loss for the year was $12,531,000. That loss includes Other Than Temporary Impairment of $11,760,000, which is recognized in other income in the consolidated statements of income, and $771,000 which is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not have any sales or purchases of Level 3 available for sale securities during 2009. The Company did not purchase any Level 3 available for sale securities during 2009.

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

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the year ended December 31, 2009

Impaired loans	$70,485	$-	$-	$70,485	$30,465
Other Real Estate Owned	$17,502	$-	$17,502	$-	$10,533

	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the year ended December 31, 2008

Impaired loans	$50,111	$-	$-	$50,111	$3,805
Other Real Estate Owned	$17,156	$-	$17,156	$-	$2,545

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
MBT Financial Corp. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2009, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be in the Corporation’s periodic SEC filings.

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

MBT Financial Corp.’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2009, the Corporation’s internal control over financial reporting is effective, based on those criteria. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009 has been audited by Plante & Moran, PLLC, an independent registered public accounting firm, as stated in their report appearing on page 44.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2009, that materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

Item 8B. Other Information

None.

Part III

Item 9. Directors and Executive Officers of the Registrant

(a)	Executive Officers – See “Executive Officers” in part I, Item 1 hereof.
(b)
Directors and Executive Officers – information required by this item is incorporated by reference from the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities Exchange Commission.

(c)
Audit Committee Financial Expert – The Board of Directors has determined that Peter H. Carlton, member of the Audit Committee, is an “audit committee financial expert” and “independent” as defined under applicable SEC and Nasdaq rules.

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

Item 10. Executive Compensation

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

Securities authorized for issuance under equity compensation plans as of December 31, 2009 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column )
Equity Compensation plans approved by security holders	710,575	$13.57	718,270
Equity Compensation plans not approved by security holders	0	0	0
Total	710,575	$13.57	718,270

Item 12. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference from the section entitled “Certain Transactions” in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.

Item 13. Principal Accountant Fees and Services

Information required by this item is incorporated by reference from the section entitled “Principal Accounting Firm Fees” in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Contents

Financial Statements

Reports of Independent Registered Public Accounting Firm – Pages 44-45

Consolidated Balance Sheets as of December 31, 2009 and 2008 – Page 46

Consolidated Statements of Income for the Years Ended
December 31, 2009, 2008, and 2007 – Page 47

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended
December 31, 2009, 2008, and 2007 – Page 48

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2009, 2008, and 2007 – Page 49

Notes to Consolidated Financial Statements – Pages 50 – 68

Exhibits
The following exhibits are filed as a part of this report:

2	Purchase and Assumption Agreement dated October 10, 2008. Previously filed as Exhibit 2 to MBT Financial Corp.’s Form 8-K filed on October 16, 2008.
3.1	Restated Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2004.
10.1	MBT Financial Corp. 2008 Stock Incentive Compensation Plan. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on June 5, 2008.
10.2	Monroe Bank & Trust Salary Continuation Agreement with Ronald D. LaBeau. Previously filed as Exhibit 10.2 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
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
10.9
Real estate purchase agreement dated August 27, 2009 between Registrant’s wholly owned commercial bank subsidiary and D-M Investments, LLC. Previously filed as Exhibit 10 to the Form 8-K filed by MBT Financial Corp. on September 22, 2009.

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

Dated: March 15, 2010		MBT FINANCIAL CORP.

	By:	/s/ John L. Skibski
John L. Skibski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 15, 2010

/s/ H. Douglas Chaffin	/s/ John L. Skibski
H. Douglas Chaffin	John L. Skibski
President, Chief Executive	Chief Financial Officer &
Officer & Director	Director

/s/ William D. McIntyre, Jr.	/s/ Peter H. Carlton
William D. McIntyre, Jr.	Peter H. Carlton
Chairman	Director

/s/ Joseph S. Daly	/s/ Edwin L. Harwood
Joseph S. Daly	Edwin L. Harwood
Director	Director

/s/ Thomas M. Huner	/s/ Rocque E. Lipford
Thomas M. Huner	Rocque E. Lipford
Director	Director

/s/ Michael J. Miller	/s/ Debra J. Shah
Michael J. Miller	Debra J. Shah
Director	Director

/s/ Philip P. Swy	/s/ Karen M. Wilson
Philip P. Swy	Karen M. Wilson
Director	Director

Exhibit Index

Exhibit Number	Description of Exhibits
2	Purchase and Assumption Agreement dated October 10, 2008. Previously filed as Exhibit 2 to MBT Financial Corp.’s Form 8-K filed on October 16, 2008.
3.1	Restated Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2004.
10.1	MBT Financial Corp. 2008 Stock Incentive Compensation Plan. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on June 5, 2008.
10.2	Monroe Bank & Trust Salary Continuation Agreement with Ronald D. LaBeau. Previously filed as Exhibit 10.2 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
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
10.9
Real estate purchase agreement dated August 27, 2009 between Registrant’s wholly owned commercial bank subsidiary and D-M Investments, LLC. Previously filed as Exhibit 10 to the Form 8-K filed by MBT Financial Corp. on September 22, 2009.

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