Form 10-Q
period 2010-03-31
MBT FINANCIAL CORP
filed 2010-05-13
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 2010

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

As of May 12, 2010, there were 16,225,437 shares of the Company’s Common Stock outstanding.

Part I Financial Information
Item 1. Financial Statements

MBT FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010
Dollars in thousands	(Unaudited)	December 31, 2009
ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$14,723	$18,448
Interest bearing	54,771	51,298
Total cash and cash equivalents	69,494	69,746

Securities - Held to Maturity	32,100	36,433
Securities - Available for Sale	337,165	307,346
Federal Home Loan Bank stock - at cost	13,086	13,086
Loans held for sale	940	931
Loans – Net	798,463	824,916
Accrued interest receivable and other assets	50,107	50,580
Bank Owned Life Insurance	48,342	47,953
Premises and Equipment - Net	31,919	32,378
Total assets	$1,381,616	$1,383,369

LIABILITIES
Deposits:
Non-interest bearing	$137,693	$135,038
Interest-bearing	891,228	896,753
Total deposits	1,028,921	1,031,791

Federal Home Loan Bank advances	228,500	228,500
Repurchase agreements	30,000	30,000
Interest payable and other liabilities	10,282	11,314
Total liabilities	1,297,703	1,301,605

STOCKHOLDERS' EQUITY
Common stock (no par value; 30,000,000 shares authorized, 16,222,177 and 16,210,110 shares issued and outstanding)	639	593
Retained Earnings	88,744	88,396
Accumulated other comprehensive loss	(5,470)	(7,225)
Total stockholders' equity	83,913	81,764
Total liabilities and stockholders' equity	$1,381,616	$1,383,369

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended March 31,
Dollars in thousands, except per share data	2010	2009
Interest Income
Interest and fees on loans	$11,949	$13,600
Interest on investment securities-
Tax-exempt	638	877
Taxable	2,689	4,500
Interest on balances due from banks	38	15
Total interest income	15,314	18,992

Interest Expense
Interest on deposits	3,353	5,524
Interest on borrowed funds	2,556	3,255
Total interest expense	5,909	8,779

Net Interest Income	9,405	10,213
Provision For Loan Losses	2,200	4,200

Net Interest Income After
Provision For Loan Losses	7,205	6,013

Other Income
Income from wealth management services	962	914
Service charges and other fees	1,271	1,356
Net gain on sales of securities	295	606

Other Than Temporary Impairments on securities	-	(6,400)
Portion of OTTI loss recognized in other comprehensive income (before taxes)	-	5,631
	-	(769)

Origination fees on mortgage loans sold	132	109
Bank owned life insurance income	389	369
Other	992	746
Total other income	4,041	3,331

Other Expenses
Salaries and employee benefits	5,069	5,434
Occupancy expense	805	914
Equipment expense	840	848
Marketing expense	248	242
Professional fees	480	458
Collection expenses	94	463
Net loss on other real estate owned	1,036	1,856
Other real estate owned expenses	751	299
FDIC Deposit Insurance Assessment	631	436
Other	944	1,047
Total other expenses	10,898	11,997

Income (Loss) Before Income Taxes	348	(2,653)
Income Tax Expense (Benefit)	-	(1,286)
Net Income (Loss)	$348	$(1,367)

Basic Earnings (Loss) Per Common Share	$0.02	$(0.08)

Diluted Earnings (Loss) Per Common Share	$0.02	$(0.08)

Common Stock Dividends Declared Per Share	$-	$0.01

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

			Accumulated
			Other
	Common	Retained	Comprehensive
Dollars in thousands	Stock	Earnings	Income (Loss)	Total
Balance - January 1, 2010	$593	$88,396	$(7,225)	$81,764

Issuance of Common Stock (12,067 shares)	20	-	-	20

Equity Compensation	26	-	-	26

Comprehensive income:
Net income	-	348	-	348
Change in net unrealized gain on securities available for sale - Net of tax effect of $(1,021)	-	-	1,896	1,896
Reclassification adjustment for gains included in net income - Net of tax effect of $103	-	-	(192)	(192)
Change in postretirement benefit obligation Net of tax effect of $(27)	-	-	51	51
Total Comprehensive Income				2,103

Balance - March 31, 2010	$639	$88,744	$(5,470)	$83,913

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
Dollars in thousands	2010	2009
Cash Flows from Operating Activities
Net Income (Loss)	$348	$(1,367)
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	2,200	4,200
Depreciation	549	565
(Increase) decrease in net deferred Federal income tax asset	-	(1,649)
Net (accretion) amortization of investment premium and discount	335	(62)
Writedowns of Other Real Estate Owned	820	1,829
Net increase (decrease) in interest payable and other liabilities	(954)	(2,368)
Net increase in interest receivable and other assets	(3,510)	(4,189)
Equity based compensation expense	17	40
Net gain on sale/settlement of securities	(295)	(606)
Other Than Temporary Impairment of investment securities	-	769
Increase in cash surrender value of life insurance	(389)	(369)
Net cash used for operating activities	$(879)	$(3,207)

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$4,752	$5,318
Proceeds from maturities and redemptions of investment securities available for sale	25,567	58,407
Proceeds from sales of investment securities available for sale	18,492	29,259
Net decrease in loans	24,244	16,838
Proceeds from sales of other real estate owned	974	403
Proceeds from sales of other assets	1,261	38
Purchase of investment securities held to maturity	(417)	-
Purchase of investment securities available for sale	(71,306)	(64,770)
Purchase of bank premises and equipment	(90)	(307)
Net cash provided by investing activities	$3,477	$45,186

Cash Flows from Financing Activities
Net decrease in deposits	$(2,870)	$(69,192)
Proceeds from issuance of common stock	20	79
Dividends paid	-	(1,453)
Net cash used for financing activities	$(2,850)	$(70,566)

Net Decrease In Cash and Cash Equivalents	$(252)	$(28,587)

Cash and Cash Equivalents at Beginning Of Period	69,746	50,786
Cash And Cash Equivalents At End Of Period	$69,494	$22,199

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

ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The FASB Accounting Standards Codification (the Codification) is the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for interim or annual periods ending after September 15, 2009. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification. However, as a result of implementation of the Codification, previous references to new accounting standards and literature are no longer applicable. All future references to authoritative accounting literature in our consolidated financial statements will be referenced in accordance with the Codification.

2. EARNINGS PER SHARE

The calculation of net income per common share for the three months ended March 31, 2010 and 2009 are as follows:
		2010	2009
Basic
	Net income (loss)	$348,000	$(1,367,000)
	Net income (loss) applicable to common stock	$348,000	$(1,367,000)
	Average common shares outstanding	16,216,177	16,165,841
	Earnings (loss) per common share - basic	$0.02	$(0.08)

		2010	2009
Diluted
	Net income	$348,000	$(1,367,000)
	Net income applicable to common stock	$348,000	$(1,367,000)
	Average common shares outstanding	16,216,177	16,165,841
	Stock option adjustment	531	-
	Average common shares outstanding - diluted	16,216,708	16,165,841
	Earnings per common share - diluted	$0.02	$(0.08)

3. STOCK BASED COMPENSATION
Stock Options - The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

		Weighted Average
	Shares	Exercise Price
Options Outstanding, January 1, 2010	489,075	$17.35
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options Outstanding, March 31, 2010	489,075	$17.35
Options Exercisable, March 31, 2010	489,075	$17.35

On January 4, 2010, Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain directors in exchange for a portion of their retainer in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. The SOSARs have a term of ten years and vest on December 31, 2010. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant.

The fair value of $0.45 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 35.7%, a risk free rate of 3.36% and dividend yield of 3.00%. The following table summarizes the SOSARs that have been granted:

		Weighted Average
	Shares	Exercise Price
SOSARs Outstanding, January 1, 2010	221,500	$5.23
Granted	16,000	1.52
Exercised	-	-
Forfeited	1,000	3.03
SOSARs Outstanding, March 31, 2010	236,500	$4.99
SOSARs Exercisable, March 31, 2010	124,682	$5.63

The total expense for equity based compensation was $17,000 in the first quarter of 2010 and $40,000 in the first quarter of 2009.

4. LOANS
The Bank makes commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan, southern Wayne County, Michigan, and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.

Loans consist of the following (000s omitted):

	March 31,	December 31,
	2010	2009
Residential real estate loans	$362,718	$374,970
Non-farm, non-residential real estate loans	342,575	351,256
Loans to finance agricultural production and
other loans to farmers	7,854	7,113
Commercial and industrial loans	89,266	93,786
Loans to individuals for household, family,
and other personal expenditures	20,554	22,071
All other loans (including overdrafts)	370	574
Total loans, gross	823,337	849,770
Less: Deferred loan fees	762	791
Total loans, net of deferred loan fees	822,575	848,979
Less: Allowance for loan losses	24,112	24,063
	$798,463	$824,916

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

The following table summarizes nonperforming assets (000’s omitted):

	March 31,	December 31,
	2010	2009
Nonaccrual loans	$61,722	$56,992
Loans 90 days past due	53	20
Restructured loans	28,042	29,102
Total nonperforming loans	$89,817	$86,114

Other real estate owned	19,611	17,502
Other assets	23	1,330
Nonperforming investment securities	4,740	4,740
Total nonperforming assets	$114,191	$109,686

Nonperforming assets to total assets	8.27%	7.93%
Allowance for loan losses to
nonperforming loans	26.85%	27.94%

5. ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses during the quarter ended March 31 was as follows (000’s omitted):

	March 31, 2010	March 31, 2009
Balance beginning of quarter	$24,063	$18,528
Provision for loan losses	2,200	4,200
Loans charged off	(2,362)	(1,575)
Recoveries	211	600
Balance end of period	$24,112	$21,753

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

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of March 31, 2010 and December 31, 2009 (000’s omitted):

	Held to Maturity
	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$6	$-	$-	$6
Obligations of States and Political Subdivisions	32,094	323	(285)	32,132
	$32,100	$323	$(285)	$32,138

	Available for Sale
	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$301,609	$1,672	$(1,150)	$302,131
Obligations of States and Political Subdivisions	24,030	314	(121)	24,223
Trust Preferred CDO Securities	6,610	-	(3,165)	3,445
Corporate Debt Securities	5,462	-	(470)	4,992
Other Securities	2,553	91	(270)	2,374
	$340,264	$2,077	$(5,176)	$337,165

	Held to Maturity
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$6	$-	$-	$6
Obligations of States and Political Subdivisions	36,427	336	(352)	36,411
	$36,433	$336	$(352)	$36,417

	Available for Sale
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$256,483	$602	$(2,457)	$254,628
Obligations of States and Political Subdivisions	35,117	667	(147)	35,637
Trust Preferred CDO Securities	10,293	-	(3,078)	7,215
Corporate Debt Securities	8,383	-	(874)	7,509
Other Securities	2,553	74	(270)	2,357
	$312,829	$1,343	$(6,826)	$307,346

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009.

March 31, 2010

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States
Government Agencies	$93,408	$1,150	$-	$-	$93,408	$1,150
Obligations of States and
Political Subdivisions	11,562	215	4,349	191	15,911	406
Trust Preferred CDO Securities	-	-	1,575	3,165	1,575	3,165
Corporate Debt Securities	-	-	4,992	470	4,992	470
Equity Securities	270	270	-	-	270	270
	$105,240	$1,635	$10,916	$3,826	$116,156	$5,461

December 31, 2009

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States
Government Agencies	$170,584	$2,457	$-	$-	$170,584	$2,457
Obligations of States and
Political Subdivisions	14,616	299	5,058	200	19,674	499
Trust Preferred CDO Securities	-	-	1,662	3,078	1,662	3,078
Corporate Debt Securities	-	-	7,509	874	7,509	874
Equity Securities	270	270	-	-	270	270
	$185,470	$3,026	$14,229	$4,152	$199,699	$7,178

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at March 31, 2010.

The Trust Preferred CDO Securities are issued by companies in the financial services industry, including banks, thrifts, and insurance companies. Each of the three securities owned by the Company is in an unrealized loss position. The main reasons for the impairment are the overall decline in market values for financial industry securities and the lack of an active market for these types of securities in particular. In determining whether the impairment is not other-than-temporary, the Company analyzed each security’s expected cash flows. The assumptions used in the cash flow analysis were developed following a review of the financial condition of the individual obligors in the pools. The analysis concluded that disruption of our cash flows due to defaults by issuers was currently not expected to occur in one of the three securities owned. As a result of uncertainties in the market place affecting companies in the financial services industry, it is at least reasonably possible that a change in the estimate will occur in the near term. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at  March 31, 2010.

The Other Than Temporary Impairment (OTTI) analysis of two of the three Trust Preferred CDO securities indicated that their impairment most likely is not temporary. Accounting regulations require entities to split OTTI charges between credit losses, which are charged to earnings, and other impairment, which is charged to Other Comprehensive Income (OCI). The CDOs that have OTTI have an amortized cost of $4.823 million and a fair value of $1.87 million. The impairment of $2.953 is other impairment that was charged to OCI. Credit losses of $1.663 million were charged to earnings in 2009.

The Corporate Debt Securities consist of senior unsecured debt issued by two regional bank holding companies. The market values for these securities have declined over the last several months due to larger credit spreads on financial sector debt. The Company owns two bonds with maturities in January, 2017 to February, 2019. The Company monitors the financial condition of each issuer by reviewing financial statements and industry analyst reports, and believes that each of the issuers will be able to fulfill the obligations of these securities. The unrealized losses on investment securities are primarily the result of increases in market interest rates and not the result of credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the company does not consider those investments to be other than temporarily impaired at March 31, 2010.

7. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Certain of the Bank’s assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets.  These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below.  The fair values of all financial instruments not discussed below (Cash and cash equivalents, Federal funds sold, Federal Home Loan Bank stock, Accrued interest receivable and other assets, Bank Owned Life Insurance, Federal funds purchased, and Interest payable and other liabilities) are estimated to be equal to their carrying amounts as of March 31, 2010 and December 31, 2009.

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

The carrying amounts and approximate fair values as of March 31, 2010 and December 31, 2009 are as follows (000’s omitted):

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and due from banks	$69,494	$69,494	$69,746	$69,746
Securities	369,265	369,303	343,779	343,763
Federal Home Loan Bank Stock	13,086	13,086	13,086	13,086
Loans, net	798,463	807,234	824,916	838,965

Financial Liabilities:
Demand, NOW, savings and money market savings deposits	640,258	640,258	630,065	630,065
Other time deposits	388,663	395,103	401,726	408,516
Borrowed funds
Variable Rate FHLB Advances	110,000	116,173	110,000	116,938
Fixed Rate FHLB Advances	3,500	3,658	3,500	3,688
Putable FHLB Advances	115,000	118,529	115,000	119,700
Repurchase Agreements	30,000	34,523	30,000	34,896

8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets measured at fair value on a recurring basis at March 31, 2010, and the valuation techniques used by the Company to determine those fair values.

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

Assets measured at fair value on a recurring basis are as follows (000’s omitted):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31,

Investment Securities - Available for Sale - 2010	$309,227	$24,493	$3,445	$337,165
Investment Securities - Available for Sale - 2009	$313,801	$50,721	$13,155	$377,677

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

	Investment Securities - Available for Sale
	2010	2009
Balance at prior year end	$7,215	$19,746
Total realized and unrealized gains (losses) included in income	-	(769)
Total unrealized gains (losses) included in other comprehensive income	150	(5,822)
Net purchases, sales, calls and maturities	(3,920)	-
Net transfers in/out of Level 3	-	-
Balance at March 31	$3,445	$13,155

Of the Level 3 assets that were held by the Company at March 31, 2010, the unrealized gain for the three months ended March 31, 2010 was $150,000, which is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

The Company owns pooled Trust Preferred Securities (“TRUPs”) with a fair value of $3,445,000 as of March 31, 2010. Trading of these types of securities has increased recently but is primarily conducted on a distress sale or forced liquidation basis. As a result, the Company measures the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include loans and Other Real Estate Owned. The Company estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the three months ended March 31, 2010

Impaired loans	$76,964	$-	$-	$76,964	$2,151
Other Real Estate Owned	$19,611	$-	$19,611	$-	$1,036

	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the three months ended March 31, 2009

Impaired loans	$47,582	$-	$-	$47,582	$975
Other Real Estate Owned	$20,722	$-	$20,722	$-	$1,856

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):
	Contractual Amount
	March 31,	December 31,
	2010	2009
Commitments to extend credit:
Unused portion of commercial lines of credit	$63,423	$64,096
Unused portion of credit card lines of credit	5,252	4,286
Unused portion of home equity lines of credit	16,603	16,034
Standby letters of credit and financial guarantees written	4,786	5,008
All other off-balance sheet assets	3,100	2,986

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

The national economic recovery is gaining strength, but the conditions in southeast Michigan are weak. Local unemployment rates remain high and property values remain low, but we are beginning to see some signs of stability. Our total problem assets, which include non performing loans, other real estate owned, non accrual investments, and performing loans that are internally classified as potential problems, only increased $4.2 million, or 2.7% compared to a year ago. During the same period we increased our Allowance for Loan and Lease Losses (ALLL) $2.4 million, or 10.8%. Although local property values and the unemployment rate have been stable for three consecutive quarters, we do not anticipate a significant recovery in our local markets this year. We will continue to focus our efforts on improving asset quality, maintaining liquidity, strengthening capital, and controlling expenses.

Net Interest Income decreased $808,000 compared to the first quarter of 2009 even though the net interest margin increased from 3.04% to 3.11% as the average earning assets decreased $143.8 million, or 10.2%. The provision for loan losses decreased from $4.2 million in the first quarter of 2009 to $2.2 million in 2010 as the recent stability in the local economic conditions lessened the need to build the ALLL. Non interest income increased $710,000 compared to last year as each source of non interest income increased except for NSF fees, which decreased due to a significant decrease in overdraft activity. Our ongoing efforts to control costs continue to produce results, and our non interest expenses decreased $1.1 million, or 9.2% compared to the first quarter of 2009. We expect credit related expenses, including the costs of carrying a high level of Other Real Estate Owned (OREO), to remain high, but we should continue to see meaningful expense improvement in most other areas.

Our capital ratios remain above the regulatory minimums required to be considered a “well capitalized” under bank regulatory guidelines.  As of March 31, 2010 our total capital was $83,913,000.  We believe that we have sufficient liquidity to meet the needs of our qualified loan customers, and we continue to maintain a financially sound and solvent balance sheet. We suspended the payment of dividends in the third quarter of 2009 due to losses and to preserve capital. Our board does not expect to reinstate the dividend until it believes that earnings and capital have returned to levels that support ongoing payment of dividends.

In May, 2009 the Bank agreed to an informal memorandum of understanding with its regulators to establish, among other things, reporting regularly to the regulators about our operations, financial condition, and efforts to mitigate risks.  As a part of this informal program the Bank undertook certain actions to improve the Bank's credit administration and developed a written plan to attain a minimum Tier 1 Leverage Capital ratio of 8% that was approved by the Company's Board and timely submitted to its regulatory agencies.  The Bank has not achieved the capital target and it is likely that the Bank will be subject to a more formal regulatory action.  If this occurs, the Bank will become classified as “adequately capitalized” even though its ratios remain above the “well capitalized” minimums. The Bank’s Tier 1 Leverage Capital ratio decreased from 6.21% at December 31, 2009 to 6.18% at March 31, 2010. The decrease in this ratio in the first quarter was due to the disallowance, solely for purposes of computation of the Bank’s Tier 1 Leverage Capital ratio, of $3.2 million in deferred tax assets. Bank capital regulations limit the amount of deferred tax assets that banks may include in equity capital when determining compliance with bank capital requirements. Although the disallowance of $3.2 million in deferred tax assets adversely impacted our regulatory capital ratios at March 31, 2010, we anticipate that we will be able to utilize the deferred tax asset and did not increase the valuation allowance for the deferred tax assets that we established in the fourth quarter of 2009. Following the large loss experienced in 2009, the Company does not expect to reach the 8% Tier 1 Leverage Ratio target set forth in our memorandum of understanding during 2010 without raising capital externally. This expectation could be impacted positively or negatively due to current uncertainties, which include, but are not limited to, recovery of, or increases in, the deferred tax asset valuation allowance, changing economic conditions, asset quality, and property values, and potential increased impairment of investment securities.

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

Financial Condition

National economic conditions appear to have begun to recover in the second half of 2009. Local unemployment and property values have stabilized, however, the economic environment is still weak in southeast Michigan, which caused our nonperforming assets to increase during the quarter. Total loans decreased due to low loan demand, payments received in the ordinary course of business, and charge offs of existing loans. We continued to manage toward a decreased use of brokered certificates of deposits, which has helped improve our net interest margin. While some lending opportunities exist, the economy is expected to remain weak in our market area throughout 2010. The Company expects low or slightly negative deposit and asset growth in 2010 and intends to continue to focus efforts on improved credit quality, capital management, and enterprise risk mitigation.

Since December 31, 2009, total loans decreased $26.4 million (3.1%) due to the weak loan demand. This reduction in loans resulted in an increase of $25.2 million (6.1%) in total cash and investments. Total assets and total deposits each decreased less than 1% during the first quarter. Total capital increased $2.1 million or 2.6%, resulting from a nominal profit and a $1.8 million increase in accumulated other comprehensive income (AOCI).  The increase in AOCI resulted from an increase in the value of our securities available for sale. The increase in total capital and the decrease in total assets caused the capital to assets ratio to increase from 5.91% at December 31, 2009 to 6.07% at March 31, 2010.

The amount of nonperforming assets (“NPAs”) increased $4.5 million or 4.1% since year end. NPAs include non performing loans, which increased 4.3% from $86.1 million to $89.8 million, and Other Real Estate Owned and Other Assets (“OREO”), which increased 4.3% from $18.8 million to $19.6 million. Total problem assets, which includes all NPAs and performing loans that are internally classified as substandard, increased $2.3 million, or 1.5%. The Company’s Allowance for Loan and Lease Losses (“ALLL”) increased $49,000 since December 31, 2009, resulting from an increase in our FAS 114 allocation from $6.5 million to $8.3 million, and a decrease from $17.6 million to $15.8 million in our FAS 5 general allocation due to the decrease in the size of the loan portfolio. The loss factors utilized in the general allocation include loss averages for the most recent eight quarters and adjustments for various current factors, such as recent delinquency trends and national and local economic conditions. The ALLL is now 2.93% of loans, compared to 2.83% at year end. The ALLL is 26.9% of NPLs, compared to 27.9% at year end. In light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in the loan portfolio.

Results of Operations – First Quarter 2010 vs. First Quarter 2009

Net Interest Income - A comparison of the income statements for the three months ended March 31, 2009 and 2010 shows a decrease of $808,000, or 7.9%, in Net Interest Income. Interest income on loans decreased $1.7 million or 12.1% as the average loans outstanding decreased $108.3 million and the average yield on loans decreased from 5.90% to 5.86%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $2.0 million as the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $35.5 million and the yield decreased from 4.65% to 3.14%. An improvement in the term structure of interest rates, a decrease in the overall level of interest rates, and the maturity of some high cost borrowings and brokered certificates of deposit allowed funding costs to decrease faster than asset yields. The interest expense on deposits decreased $2.2 million or 39.3% as the average deposits decreased $67.5 million and the average cost of those deposits decreased from 2.03% to 1.32%. The cost of borrowed funds decreased $0.7 million as the average amount of borrowed funds decreased $33.8 million and the average cost of the borrowings decreased from 4.52% to 4.01%.

Provision for Loan Losses - The Provision for Loan Losses decreased from $4.2 million in the first quarter of 2009 to $2.2 million in the first quarter of 2010 primarily due to stabilization of economic conditions, especially local real estate values. Net charge offs were $2.2 million during the first quarter of 2010, compared to $1.0 million in the first quarter of 2009. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. The ALLL is 2.93% of loans as of March 31, 2010, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income increased $710,000 or 21.3% compared to the first quarter of 2009. We have been successful in attracting new business in our Wealth Management Group and market values of investments improved, leading to a 5.3% increase in Wealth Management fees. Service charges and other fees decreased $85,000, or 6.3%, primarily due to a decrease in NSF fees on checking accounts. Mortgage loan activity increased in the first quarter of 2010, and the origination fees on mortgage loans sold increased $23,000, or 21.1%. The net gain on securities transactions increased $458,000 mainly due to an OTTI charge on our pooled trust preferred CDO securities in the first quarter of 2009.

Other Expenses – Total non interest expenses decreased $1.1 million or 9.2% compared to the first quarter of 2009. Most expense categories were flat or decreased due to cost containment initiatives implemented throughout the last year. Salaries and Employee Benefits decreased $365,000, or 6.7%, due to a decrease in staff, a decrease in the 401(k) matching contribution and the elimination of the incentive pay accrual. Occupancy expense decreased $109,000, or 11.9% due to lower rent, maintenance, and utilities costs. Collection expenses decreased significantly due to a large charge for an unusual item last year to secure our lien on loan collateral. FDIC deposit insurance premium expense increased $195,000, or 44.7% primarily due to an increase in the assessment rate.

As a result of the above activity, the Income Before Income Taxes increased $3.0 million to a profit of $348,000. The income tax benefit of $207,000 was not recorded due to the uncertainty of our expected ability to utilize our existing deferred tax assets. Our first quarter net profit of $348,000 is an increase of $1.7 million from the loss of $1.4 million in the first quarter of 2009.

Cash Flows

Cash flows used by operating activities decreased from $3.2 million in the first three months of 2009 to $0.9 million in the first three months of 2010 due to the increase in net income and the increase in the net deferred federal income tax asset in the first quarter of 2009. Cash flows provided by investing activities decreased from $45.2 million in the first three months of 2009 to $3.5 million in the first three months of 2010 primarily due to a decrease in the maturities and redemptions of investment securities. The amount of cash used for financing activities decreased from $70.6 million in the first three months of 2009 to $2.9 million in the first three months of 2010 as the decrease in deposits decreased from $69.2 million in 2009 to $2.9 million in 2010. Also, dividends paid decreased from $1.5 million in the first quarter of 2009 to zero in the first quarter of 2010 as the dividend was eliminated in the third quarter of 2009.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings and the Federal Reserve Discount Window, which allows us to pledge loans and investments as collateral. As of March 31, 2010, the Bank utilized $228.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and none of its $25 million of federal funds line with a correspondent bank.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first three months of 2010 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $83.9 million at March 31, 2010 and $81.8 million at December 31, 2009. The ratio of equity to assets was 6.07% at March 31, 2010 and 5.91% at December 31, 2009. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of March 31, 2010:
Total Capital to Risk-Weighted Assets
Consolidated	$97,918	10.30%	$95,067	10%
Monroe Bank & Trust	97,180	10.23%	94,986	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	85,880	9.03%	57,040	6%
Monroe Bank & Trust	85,111	8.96%	56,992	6%
Tier 1 Capital to Average Assets
Consolidated	85,880	6.23%	68,931	5%
Monroe Bank & Trust	85,111	6.18%	68,901	5%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital to Risk-Weighted Assets
Consolidated	$101,158	10.21%	$99,065	10%
Monroe Bank & Trust	100,329	10.14%	98,984	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	88,627	8.95%	59,439	6%
Monroe Bank & Trust	87,775	8.87%	59,390	6%
Tier 1 Capital to Average Assets
Consolidated	88,627	6.27%	70,681	5%
Monroe Bank & Trust	87,775	6.21%	70,643	5%

At March 31, 2010 and December 31, 2009, the Bank was in compliance with the capital guidelines and qualified as “well capitalized” under regulatory standards. Due to the inability to attain the Tier 1 leverage ratio target in the MOU, it is likely that the Bank will be required to enter into a formal agreement with its regulators. If that occurs, the Bank will become classified as “adequately capitalized” even though its ratios meet the “well capitalized” guidelines.

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank’s earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank’s market risk is monitored monthly and it has not changed significantly since year-end 2009.

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. At the end of 2009, the estimated variability of the net interest income exceeded the Bank’s established policy limits for the minus 200 and minus 300 basis point rate scenarios. At the end of the first three months of 2010, the estimated variability of the net interest income exceeded the Bank’s established policy limit for the minus 300 basis point rate scenario. However, because current interest rates are at historically low levels, it is not probable that rates would decrease 300 basis points, and the ALCO determined that no corrective action is required.

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

The Bank’s interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2009.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2010, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings
MBT Financial Corp. and its subsidiaries are not a party to, nor is any of their property the subject of any material legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

Item 1A. Risk Factors
There have been no material changes in the risk factors disclosed by the Company in its Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Other Information
No matters to be reported.

Item 5. Exhibits
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

MBT Financial Corp.
(Registrant)

May 13, 2010	By	/s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President &
Chief Executive Officer

May 13, 2010	By	/s/ John L. Skibski
Date	John L. Skibski
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.