Form 10-Q
period 2010-06-30
MBT FINANCIAL CORP
filed 2010-08-05
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2010

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-30973

MBT FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Michigan	38-3516922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 E. Front Street
Monroe, Michigan  48161
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

As of August 5, 2010, there were 16,231,357 shares of the Company’s Common Stock outstanding.

Part I Financial Information
Item 1. Financial Statements

MBT FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010
Dollars in thousands	(Unaudited)	December 31, 2009
ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$17,341	$18,448
Interest bearing	61,267	51,298
Total cash and cash equivalents	78,608	69,746

Securities - Held to Maturity	27,229	36,433
Securities - Available for Sale	234,750	307,346
Federal Home Loan Bank stock - at cost	13,086	13,086
Loans held for sale	699	931
Loans - Net	783,063	824,916
Accrued interest receivable and other assets	45,261	50,580
Bank Owned Life Insurance	49,558	47,953
Premises and Equipment - Net	31,424	32,378
Total assets	$1,263,678	$1,383,369

LIABILITIES
Deposits:
Non-interest bearing	$144,864	$135,038
Interest-bearing	878,793	896,753
Total deposits	1,023,657	1,031,791

Federal Home Loan Bank advances	113,500	228,500
Repurchase agreements	30,000	30,000
Interest payable and other liabilities	10,320	11,314
Total liabilities	1,177,477	1,301,605

STOCKHOLDERS' EQUITY
Common stock (no par value; 30,000,000 shares authorized, 16,228,029 and 16,210,110 shares issued and outstanding)	664	593
Retained Earnings	88,372	88,396
Accumulated other comprehensive loss	(2,835)	(7,225)
Total stockholders' equity	86,201	81,764
Total liabilities and stockholders' equity	$1,263,678	$1,383,369

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$11,642	$13,165	$23,591	$26,765
Interest on investment securities-
Tax-exempt	476	865	1,114	1,742
Taxable	2,353	3,828	5,042	8,328
Interest on balances due from banks	28	12	66	27
Total interest income	14,499	17,870	29,813	36,862

Interest Expense
Interest on deposits	3,336	4,582	6,689	10,106
Interest on borrowed funds	1,975	3,103	4,531	6,358
Total interest expense	5,311	7,685	11,220	16,464

Net Interest Income	9,188	10,185	18,593	20,398
Provision For Loan Losses	3,750	8,000	5,950	12,200

Net Interest Income After
Provision For Loan Losses	5,438	2,185	12,643	8,198

Other Income
Income from wealth management services	1,141	906	2,103	1,820
Service charges and other fees	1,301	1,432	2,572	2,788
Net gain on sales of securities	2,791	50	3,086	656

Other Than Temporary Impairments on securities	-	-	-	(6,400)
Portion of OTTI loss recognized in other
comprehensive income (before taxes)	-	-	-	5,631
Net impairment losses	-	-	-	(769)

Origination fees on mortgage loans sold	137	122	269	231
Bank owned life insurance income	450	296	839	665
Other	999	824	1,991	1,570
Total other income	6,819	3,630	10,860	6,961

Other Expenses
Salaries and employee benefits	4,652	5,400	9,721	10,834
Occupancy expense	703	727	1,508	1,641
Equipment expense	797	771	1,637	1,619
Marketing expense	256	279	504	521
Professional fees	508	409	988	867
Collection expenses	102	101	196	564
Net loss on other real estate owned	954	4,174	1,990	6,030
Other real estate owned expenses	601	467	1,352	766
FDIC Deposit Insurance Assessment	611	1,250	1,242	1,686
Debt prepayment penalties	2,492	-	2,492	-
Other	953	1,011	1,897	2,058
Total other expenses	12,629	14,589	23,527	26,586

Loss Before Income Taxes	(372)	(8,774)	(24)	(11,427)
Income Tax Benefit	-	(3,401)	-	(4,687)
Net Loss	$(372)	$(5,373)	$(24)	$(6,740)

Basic Loss Per Common Share	$(0.02)	$(0.33)	$-	$(0.42)

Diluted Loss Per Common Share	$(0.02)	$(0.33)	$-	$(0.42)

Common Stock Dividends Declared Per Share	$-	$0.01	$-	$0.02

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

			Accumulated
			Other
	Common	Retained	Comprehensive
Dollars in thousands	Stock	Earnings	Income (Loss)	Total
Balance - January 1, 2010	$593	$88,396	$(7,225)	$81,764

Issuance of Common Stock (17,919 shares)	34	-	-	34

Equity Compensation	37	-	-	37

Comprehensive income:
Net loss	-	(24)	-	(24)
Change in net unrealized gain on securities available for sale - Net of tax effect of $(3,389)	-	-	6,294	6,294
Reclassification adjustment for gains included in net income - Net of tax effect of $1,080	-	-	(2,006)	(2,006)
Change in postretirement benefit obligation
Net of tax effect of $(55)	-	-	102	102
Total Comprehensive Income				4,366

Balance - June 30, 2010	$664	$88,372	$(2,835)	$86,201

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
Dollars in thousands	2010	2009
Cash Flows from Operating Activities
Net Loss	$(24)	$(6,740)
Adjustments to reconcile net loss to net cash from operating activities
Provision for loan losses	5,950	12,200
Depreciation	1,087	1,135
Increase in net deferred Federal income tax asset	-	(4,302)
Net amortization of investment premium and discount	645	107
Writedowns of Other Real Estate Owned	1,814	5,201
Net decrease in interest payable and other liabilities	(837)	(589)
Net increase in interest receivable and other assets	(2,828)	(3,241)
Equity based compensation expense	45	72
Net gain on sale/settlement of securities	(3,086)	(656)
Other Than Temporary Impairment of investment securities	-	769
Increase in cash surrender value of life insurance	(839)	(665)
Net cash provided by operating activities	$1,927	$3,291

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$10,646	$8,105
Proceeds from maturities and redemptions of investment securities available for sale	50,361	100,201
Proceeds from sales of investment securities held to maturity	150	-
Proceeds from sales of investment securities available for sale	128,449	52,589
Net decrease in loans	36,135	24,523
Proceeds from sales of other real estate owned	2,686	3,226
Proceeds from sales of other assets	1,286	112
Purchase of investment securities held to maturity	(1,582)	(1,837)
Purchase of Bank Owned Life Insurance	(1,222)	(1,439)
Proceeds from surrender of Bank Owned Life Insurance	455	-
Purchase of investment securities available for sale	(97,196)	(104,310)
Purchase of bank premises and equipment	(133)	(576)
Net cash provided by investing activities	$130,035	$80,594

Cash Flows from Financing Activities
Net decrease in deposits	$(8,134)	$(96,599)
Repayment of Federal Home Loan Bank borrowings	(115,000)	(13,000)
Proceeds from issuance of common stock	34	103
Dividends paid	-	(1,615)
Net cash used for financing activities	$(123,100)	$(111,111)

Net Decrease In Cash and Cash Equivalents	$8,862	$(27,226)

Cash and Cash Equivalents at Beginning Of Period	69,746	50,786
Cash And Cash Equivalents At End Of Period	$78,608	$23,560

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

The accounting and reporting policies of the Bank conform to practice within the banking industry and are in accordance with accounting principles generally accepted in the United States. Preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term are the determination of the allowance for loan losses, the valuation of other real estate owned, the deferred tax asset valuation allowance, and the fair value of investment securities.

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

During the first quarter of 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements. This update requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009.

2. EARNINGS PER SHARE

The calculations of net income (loss) per common share are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Basic
Net loss	$(372,000)	$(5,373,000)	$(24,000)	$(6,740,000)
Net loss applicable to common stock	$(372,000)	$(5,373,000)	$(24,000)	$(6,740,000)
Average common shares outstanding	16,225,327	16,182,528	16,220,777	16,174,231
Loss per common share - basic	$(0.02)	$(0.33)	$-	$(0.42)

	2010	2009	2010	2009
Diluted
Net loss	$(372,000)	$(5,373,000)	$(24,000)	$(6,740,000)
Net loss applicable to common stock	$(372,000)	$(5,373,000)	$(24,000)	$(6,740,000)
Average common shares outstanding	16,225,327	16,182,528	16,220,777	16,174,231
Stock option adjustment	-	-	-	-
Average common shares outstanding - diluted	16,225,327	16,182,528	16,220,777	16,174,231
Loss per common share - diluted	$(0.02)	$(0.33)	$-	$(0.42)

3. STOCK BASED COMPENSATION
Stock Options - The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

		Weighted Average
	Shares	Exercise Price
Options Outstanding, January 1, 2010	489,075	$17.35
Granted	-	-
Exercised	-	-
Forfeited	9,500	17.69
Options Outstanding, June 30, 2010	479,575	$17.34
Options Exercisable, June 30, 2010	479,575	$17.34

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

The fair value of $0.45 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 35.7%, a risk free rate of 3.36% and dividend yield of 3.00%. The following table summarizes the SOSARs that have been granted:

		Weighted Average
	Shares	Exercise Price
SOSARs Outstanding, January 1, 2010	221,500	$5.23
Granted	16,000	1.52
Exercised	-	-
Forfeited	1,500	3.03
SOSARs Outstanding, June 30, 2010	236,000	$4.99
SOSARs Exercisable, June 30, 2010	124,182	$5.64

The total expense for equity based compensation was $15,000 in the second quarter of 2010 and $40,000 in the second quarter of 2009. The total expense for equity based compensation was $45,000 in the first six months of 2010 and $80,000 in the first six months of 2009.

4. LOANS
The Bank makes commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan, southern Wayne County, Michigan, and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.

Loans consist of the following (000s omitted):

	June 30,	December 31,
	2010	2009
Residential real estate loans	$354,095	$374,970
Non-farm, non-residential real estate loans	338,272	351,256
Loans to finance agricultural production and other loans to farmers	9,508	7,113
Commercial and industrial loans	86,867	93,786
Loans to individuals for household, family, and other personal expenditures	18,702	22,071
All other loans (including overdrafts)	405	574
Total loans, gross	807,849	849,770
Less: Deferred loan fees	760	791
Total loans, net of deferred loan fees	807,089	848,979
Less: Allowance for loan losses	24,026	24,063
	$783,063	$824,916

Loans are placed in a nonaccrual status when, in the opinion of Management, the collection of additional interest is doubtful. All loan relationships over $250,000 that are classified by Management as nonperforming as well as selected performing accounts and all renegotiated loans are reviewed for impairment each quarter. Allowances for loans determined to be impaired are included in the allowance for loan losses. All cash received on nonaccrual loans is applied to the principal balance. Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due, restructured loans, nonaccrual investment securities, and other real estate owned. Other real estate owned includes real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure and real estate that the bank has purchased but no longer intends to use for bank premises.

The following table summarizes nonperforming assets (000’s omitted):

	June 30,	December 31,
	2010	2009
Nonaccrual loans	$65,066	$56,992
Loans 90 days past due and still accruing	166	20
Restructured loans	25,058	29,102
Total nonperforming loans	$90,290	$86,114

Other real estate owned	18,242	17,502
Other assets	145	1,330
Nonperforming investment securities	4,740	4,740
Total nonperforming assets	$113,417	$109,686

Nonperforming assets to total assets	8.98%	7.93%
Allowance for loan losses to nonperforming loans	26.61%	27.94%

5. ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses during the quarter and six months ended June 30 was as follows (000’s omitted):

	Quarter ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Balance beginning of period	$24,112	$21,753	$24,063	$18,528
Provision for loan losses	3,750	8,000	5,950	12,200
Loans charged off	(3,967)	(6,334)	(6,329)	(7,909)
Recoveries	131	456	342	1,056
Balance end of period	$24,026	$23,875	$24,026	$23,875

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

The provision for loan losses increases the Allowance for Loan Losses, a valuation account which is netted against loans on the consolidated statements of condition. When it is determined that a customer will not repay a loan, the loan is charged off to its net realizable value, reducing the Allowance for Loan Losses. If, subsequent to a charge off, the Bank is able to collect additional amounts from the customer or sell collateral worth more than earlier estimated, a recovery is recorded.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of June 30, 2010 and December 31, 2009 (000’s omitted):

	Held to Maturity
	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$6	$-	$-	$6
Obligations of States and Political Subdivisions	27,223	296	(292)	27,227
	$27,229	$296	$(292)	$27,233

	Available for Sale
	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$205,488	$4,160	$(89)	$209,559
Obligations of States and Political
Subdivisions	16,335	117	(55)	16,397
Trust Preferred CDO Securities	9,565	-	(5,983)	3,582
Corporate Debt Securities	2,885	-	(144)	2,741
Other Securities	2,553	134	(216)	2,471
	$236,826	$4,411	$(6,487)	$234,750

	Held to Maturity
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$6	$-	$-	$6
Obligations of States and Political Subdivisions	36,427	336	(352)	36,411
	$36,433	$336	$(352)	$36,417

	Available for Sale
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$256,483	$602	$(2,457)	$254,628
Obligations of States and Political Subdivisions	35,117	667	(147)	35,637
Trust Preferred CDO Securities	13,485	-	(6,270)	7,215
Corporate Debt Securities	8,383	-	(874)	7,509
Other Securities	2,553	74	(270)	2,357
	$316,021	$1,343	$(10,018)	$307,346

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009.

June 30, 2010
	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$14,562	$89	$-	$-	$14,562	$89
Obligations of States and Political Subdivisions	5,354	160	4,308	187	9,662	347
Trust Preferred CDO Securities	-	-	1,685	3,056	1,685	3,056
Corporate Debt Securities	-	-	2,741	144	2,741	144
Equity Securities	324	216	-	-	324	216
	$20,240	$465	$8,734	$3,387	$28,974	$3,852

December 31, 2009
	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$170,584	$2,457	$-	$-	$170,584	$2,457
Obligations of States and Political Subdivisions	14,616	299	5,058	200	19,674	499
Trust Preferred CDO Securities	-	-	1,662	3,078	1,662	3,078
Corporate Debt Securities	-	-	7,509	874	7,509	874
Equity Securities	270	270	-	-	270	270
	$185,470	$3,026	$14,229	$4,152	$199,699	$7,178

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at June 30, 2010.

The Trust Preferred CDO Securities are issued by companies in the financial services industry, including banks, thrifts, and insurance companies. Each of the three securities owned by the Company is in an unrealized loss position. The main reasons for the impairment are the overall decline in market values for financial industry securities and the lack of an active market for these types of securities in particular. In determining whether the impairment is not other-than-temporary, the Company analyzed each security’s expected cash flows. The assumptions used in the cash flow analysis were developed following a review of the financial condition of the individual obligors in the pools. The analysis concluded that disruption of our cash flows due to defaults by issuers was currently not expected to occur in one of the three securities owned. As a result of uncertainties in the market place affecting companies in the financial services industry, it is at least reasonably possible that a change in the estimate will occur in the near term. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at  June 30, 2010.

The Other Than Temporary Impairment (OTTI) analysis of two of the three Trust Preferred CDO securities indicated that their impairment most likely is not temporary. Accounting regulations require entities to split OTTI charges between credit losses, which are charged to earnings, and other impairment, which is charged to Other Comprehensive Income (OCI). The CDOs that have OTTI have an amortized cost of $4.824 million and a fair value of $1.897 million. The impairment of $2.927 is other impairment that was charged to OCI. Credit losses of $1.663 million were charged to earnings in 2009.

The Corporate Debt Securities consist of senior unsecured debt issued by a regional bank holding company. The market values for this security have declined over the last two years due to larger credit spreads on financial sector debt. The Company owns one bond which matures in January, 2017. The Company monitors the financial condition of the issuer by reviewing financial statements and industry analyst reports, and believes that the issuer will be able to fulfill the obligations of this security. The unrealized loss on this investment security is primarily the result of market treatment of financial sector investments and not the result of the credit quality of the specific issuer of the security. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost basis, which may be maturity, the company does not consider this investment to be other than temporarily impaired at June 30, 2010.

7. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Certain of the Bank’s assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets.  These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below.  The fair values of all financial instruments not discussed below (Cash and cash equivalents, Federal funds sold, Federal Home Loan Bank stock, Accrued interest receivable and other assets, Bank Owned Life Insurance, Demand deposits, NOW deposits, Savings deposits, Money market deposits, Federal funds purchased, and Interest payable and other liabilities) are estimated to be equal to their carrying amounts as of June 30, 2010 and December 31, 2009.

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

The carrying amounts and approximate fair values as of June 30, 2010 and December 31, 2009 are as follows (000’s omitted):

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and due from banks	$78,608	$78,608	$69,746	$69,746
Securities	261,979	261,983	343,779	343,763
Federal Home Loan Bank Stock	13,086	13,086	13,086	13,086
Loans, net	783,762	799,514	825,847	838,965
Interest receivable and other assets	45,261	45,261	50,580	50,580
Bank Owned Life Insurance	49,558	49,558	47,953	47,953

Financial Liabilities:
Demand, NOW, savings and money market savings deposits	623,217	623,217	630,065	630,065
Other time deposits	400,440	406,840	401,726	408,516
Borrowed funds
Variable Rate FHLB Advances	110,000	116,247	110,000	116,938
Fixed Rate FHLB Advances	3,500	3,643	3,500	3,688
Putable FHLB Advances	-	-	115,000	119,700
Repurchase Agreements	30,000	34,250	30,000	34,896
Interest payable and other liabilities	10,320	10,320	11,314	11,314

8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets measured at fair value on a recurring basis at June 30, 2010, and the valuation techniques used by the Company to determine those fair values.

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

Assets measured at fair value on a recurring basis are as follows (000’s omitted):

Investment Securities - Available for Sale	June 30, 2010	December 31, 2009
Quoted Prices in Active Markets for Identical Assets (Level 1)	$214,447	$264,224
Significant Other Observable Inputs (Level 2)	16,721	35,907
Significant Unobservable Inputs (Level 3)	3,582	7,215
Balance at end of period	$234,750	$307,346

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

	Investment Securities - Available for Sale
	2010	2009
Balance at prior year end	$7,215	$19,746
Total realized and unrealized gains (losses) included in income	-	(769)
Total unrealized gains (losses) included in other comprehensive income	287	(5,367)
Net purchases, sales, calls and maturities	(3,920)	-
Net transfers in/out of Level 3	-	-
Balance at June 30	$3,582	$13,610

Of the Level 3 assets that were held by the Company at June 30, 2010, the unrealized gain for the three months ended June 30, 2010 was $137,000, which is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

The Company owns pooled Trust Preferred Securities (“TRUPs”) with a fair value of $3,582,000 as of June 30, 2010. Trading of these types of securities has increased recently but is primarily conducted on a distress sale or forced liquidation basis. As a result, the Company measures the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include loans and Other Real Estate Owned. The Company estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the three months ended June 30, 2010	Total Lossesfor the six months ended June 30, 2009

Impaired loans	$76,923	$-	$-	$76,923	$3,836	$5,987
Other Real Estate Owned	$18,242	$-	$18,242	$-	$954	$1,990

	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the three months ended June 30, 2009	Total Losses for the six months ended June 30, 2009

Impaired loans	$53,574	$-	$-	$53,574	$3,162	$6,670
Other Real Estate Owned	$16,189	$-	$16,189	$-	$4,174	$6,030

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	June 30,	December 31,
	2010	2009
Commitments to extend credit:
Unused portion of commercial lines of credit	$56,590	$64,096
Unused portion of credit card lines of credit	5,417	4,286
Unused portion of home equity lines of credit	16,025	16,034
Standby letters of credit and financial guarantees written	4,751	5,008
All other off-balance sheet commitments	14,946	2,986

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

Other off balance sheet commitments consist of commitments to fund loans to municipalities of $3,096,000 as of June 30, 2010 and $2,986,000 as of December 31, 2009, and commitments to purchase federal agency securities of $11,850,000 as of June 30, 2010.

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

The national economy is slowly recovering, while conditions in southeast Michigan remain weak, but stable. Local unemployment rates remain high and property values remain low. However, the stability in each of these indicators that began in the second half of 2009 continued through the second quarter of 2010. Our total problem assets, which include non performing loans, other real estate owned, non accrual investments, and performing loans that are internally classified as potential problems, decreased $3.2 million, or 2.0% during the second quarter of 2010, allowing us to maintain our Allowance for Loan and Lease Losses (ALLL) at $24 million. The loan portfolio decreased $15.7 million during the quarter, so the ALLL as a percent of loans increased from 2.93% at March 31, 2010 to 2.97% at June 30, 2010. Although local property values and the unemployment rate have improved slightly over the past four quarters, we do not anticipate a significant recovery in our local markets in 2010. We will continue to focus our efforts on improving asset quality, maintaining liquidity, strengthening capital, and controlling expenses.

Net Interest Income decreased $997,000 compared to the second quarter of 2009 as the net interest margin decreased from 3.14% to 3.13% and the average earning assets decreased $141.0 million, or 10.5%. The provision for loan losses decreased from $8.0 million in the second quarter of 2009 to $3.75 million in 2010 as the recent stability in the local economic conditions lessened the need to build the ALLL. Non interest income increased $3.2 million compared to last year, primarily due to an increase of $2.7 million in gains on the sale of securities. All other sources of non interest income increased except for overdraft fees, which decreased due to a significant decrease in overdraft activity. Our ongoing efforts to control costs continue to produce results, and our non interest expenses decreased $2.0 million, or 13.4% compared to the second quarter of 2009. We expect credit related expenses, including the costs of carrying a high level of Other Real Estate Owned (OREO), to remain high, but we should continue to see meaningful expense improvement in most other areas.

Our capital ratios remain above the regulatory minimums required to be considered “well capitalized” under bank regulatory guidelines.  As of June 30, 2010 our total capital was $86,201,000.  We believe that we have sufficient liquidity to meet the needs of our qualified loan customers, and we continue to maintain a financially sound and solvent balance sheet. We suspended the payment of dividends in the third quarter of 2009 due to losses and to preserve capital. Our board does not expect to reinstate the dividend until it believes that earnings and capital have returned to levels that support ongoing payment of dividends.

In May, 2009 the Bank agreed to an informal memorandum of understanding with its regulators to establish, among other things, reporting regularly to the regulators about our operations, financial condition, and efforts to mitigate risks.  As a part of this informal program the Bank undertook certain actions to improve the Bank's credit administration and developed a written plan to attain a minimum Tier 1 Leverage Capital ratio of 8% that was approved by the Company's Board and timely submitted to its regulatory agencies.  The Bank has not achieved the capital target and on July 12, 2010 the Bank entered into a formal regulatory agreement in the form of a Consent Order.  While under the Consent Order, the Bank will be classified as “adequately capitalized” even though its ratios remain above the “well capitalized” minimums. The Bank’s Tier 1 Leverage Capital ratio increased from 6.18% at March 31, 2010 to 6.50% at June 30, 2010. The increase in this ratio in the second quarter was due to the decrease in average assets and the decrease in the amount of the disallowance, solely for purposes of computation of the Bank’s Tier 1 Leverage Capital ratio, of deferred tax assets from $3.2 million as of March 31, 2010 to $1.8 million as of June 30, 2010. Bank capital regulations limit the amount of deferred tax assets that banks may include in equity capital when determining compliance with bank capital requirements. Although the disallowance of $1.8 million in deferred tax assets adversely impacted our regulatory capital ratios at June 30, 2010, we anticipate that we will be able to utilize the deferred tax asset and did not increase the valuation allowance for the deferred tax assets that we established in the fourth quarter of 2009. The Bank does not expect to reach the Tier 1 Leverage Ratio and Total Risk Based Capital ratio targets set forth in our Consent Order during 2010 without raising capital externally. This expectation could be impacted positively or negatively due to current uncertainties, which include, but are not limited to, recovery of, or increases in, the deferred tax asset valuation allowance, changing economic conditions, asset quality, and property values, and potential increased impairment of investment securities.

Critical Accounting Policies

The Company’s Allowance for Loan Losses, Deferred Tax Asset Valuation Allowance, Fair Value of Investment Securities, and Other Real Estate Owned are “critical accounting estimates” because they are estimates that are based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Company’s financial condition. These assumptions include, but are not limited to, collateral values, the effect of economic conditions on the financial condition of the borrowers, the Company, and the issuers of investment securities, market interest rates, and projected earnings for the Company.

To determine the Allowance for Loan Losses, the Company estimates losses on all loans that are not classified as non accrual or renegotiated by applying historical loss rates, adjusted for current conditions, to those loans. In addition, all non accrual loan relationships over $250,000 and all renegotiated loans are individually tested for impairment. Any amount of monetary impairment is included in the Allowance for Loan Losses.

To determine the Deferred Tax Asset Valuation Allowance, the Company prepares a forecast of its earnings for the next four years. The projected earnings are assigned a probability discount and multiplied by the Company’s marginal tax rate to determine the amount of deferred tax assets that are expected to be utilized. The valuation allowance is maintained at a level that makes the net deferred tax asset equal to the amount expected to be utilized.

To determine the fair value of investment securities, the Company utilizes quoted prices in active markets for identical assets, quoted prices for similar assets in active markets, or discounted cash flow calculations for investments where there is little, if any, market activity for the asset.

To determine the fair value of Other Real Estate Owned, the Company utilizes independent appraisals to estimate the fair value of the property.

Financial Condition
National economic conditions began to recover in the second half of 2009. Local unemployment and property values have stabilized; however, the economic environment is still weak in southeast Michigan. Our nonperforming assets decreased slightly during the quarter, from $114.2 million to $113.4 million, and total problem assets decreased from $158.3 million to $155.1 million. Total loans decreased due to low loan demand, payments received in the ordinary course of business, and charge offs of existing loans. We continued to manage toward a decreased use of wholesale funding, including the prepayment of $115.0 million of FHLB advances, which has helped stabilize our net interest margin. While some lending opportunities exist, the economy is expected to remain weak in our market area throughout 2010. The Company expects low or slightly negative deposit growth and a significant reduction in total assets in 2010, and intends to continue to focus efforts on improved credit quality, capital management, and enterprise risk mitigation.

Since December 31, 2009, total loans decreased $42.1 million (5.0%) due to the weak loan demand. In the second quarter of 2010, the Bank used cash and the proceeds from approximately $94 million in securities sales to fund the prepayment of $115.0 million of Federal Home Loan Bank borrowings. These reductions in loans and investments resulted in a decrease of $120.0 million (8.7%) in total assets since the end of 2009. Total capital increased $4.4 million or 5.4%, resulting from the decrease in the accumulated other comprehensive loss (AOCL), which resulted from an increase in the value of our securities available for sale. The increase in total capital and the decrease in total assets caused the capital to assets ratio to increase from 5.91% at December 31, 2009 to 6.82% at June 30, 2010.

The amount of nonperforming assets (“NPAs”) increased $3.7 million or 3.4% since year end. NPAs include non performing loans, which increased 4.8% from $86.1 million to $90.3 million, and Other Real Estate Owned and Other Assets (“OREO”), which decreased 2.4% from $18.8 million to $18.4 million. Total problem assets, which includes all NPAs and performing loans that are internally classified as substandard, decreased $0.9 million, or 0.5%. As of June 30, 2010, the largest concentrations in the NPA category are commercial real estate investment properties at approximately $18 million, residential mortgage loans at $16 million, and residential development loans at $14 million. The Company’s Allowance for Loan and Lease Losses (“ALLL”) decreased $37,000 since December 31, 2009, resulting from an increase in our FAS 114 allocation from $6.5 million to $11.5 million, and a decrease from $17.6 million to $12.5 million in our FAS 5 general allocation due to the overall decrease in the size of the loan portfolio and the amount of the portfolio that is subject to the FAS 5 allocation. The loss factors utilized in the general allocation include loss averages for the most recent eight quarters and adjustments for various current factors, such as recent delinquency trends and national and local economic conditions. The ALLL is now 2.97% of loans, compared to 2.83% at December 31, 2009. The ALLL is 26.6% of NPLs, compared to 27.9% at year end. In light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in the loan portfolio.

Deposit funding remained stable throughout the first six months of 2010. The total deposit decrease of $8.1 million included a reduction of $7.6 million in the amount of brokered certificates of deposit. The Company has been actively reducing the amount of its total assets as part of its effort to strengthen its capital position, and it has not been replacing its brokered CDs as they mature. Due to its stable deposit funding, the Company has also been reducing its use of non deposit funding sources, and its borrowings from the Federal Home Loan Bank of Indianapolis decreased $115.0 million, or 50.3% during the first six month of 2010.

Results of Operations – Second Quarter 2010 vs. Second Quarter 2009
Net Interest Income - A comparison of the income statements for the three months ended June 30, 2009 and 2010 shows a decrease of $997,000, or 9.8%, in Net Interest Income. Interest income on loans decreased $1.5 million or 11.6% as the average loans outstanding decreased $102.0 million and the average yield on loans decreased from 5.75% to 5.72%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $1.8 million as the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $39.0 million and the yield decreased from 4.41% to 2.94%. An improvement in the term structure of interest rates, a decrease in the overall level of interest rates, and the maturity and prepayment of some high cost borrowings and brokered certificates of deposit allowed funding costs to decrease faster than asset yields. The interest expense on deposits decreased $1.2 million or 27.2% as the average deposits decreased $36.7 million and the average cost of those deposits decreased from 1.74% to 1.31%. The cost of borrowed funds decreased $1.1 million as the average amount of borrowed funds decreased $71.4 million and the average cost of the borrowings decreased from 4.38% to 3.72%.

Provision for Loan Losses - The Provision for Loan Losses decreased from $8.0 million in the second quarter of 2009 to $3.8 million in the second quarter of 2010 primarily due to stabilization of economic conditions, especially local real estate values. Net charge offs were $3.8 million during the second quarter of 2010, compared to $5.9 million in the second quarter of 2009. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. The ALLL is 2.97% of loans as of June 30, 2010, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income increased $3.2 million, or 87.9% compared to the second quarter of 2009. Wealth Management Group income increased $235,000, or 25.9%. The increase in Wealth Management income was primarily due to increased market values of investments and the collection of non-recurring fees. Service charges and other fees decreased $131,000, or 9.1%, primarily due to a decrease in overdraft fees on checking accounts. In the second quarter of 2010, the Bank sold approximately $94 million of federal agency debt and mortgage backed securities, using the proceeds to prepay borrowings from the Federal Home Loan Bank. These investments were sold at a gain of $2.6 million, resulting in the increase of $2.7 million in gains on sales of investment securities. Mortgage loan activity increased in the second quarter of 2010, and the origination fees on mortgage loans sold increased $15,000, or 12.3%. Bank Owned Life Insurance income increased $174,000 in the second quarter of 2010 compared to the second quarter of 2009 due to higher yields on the life insurance policies.  Other non interest income increased $175,000 due to higher rental income on foreclosed properties and increased fees from ATM and debit card usage.

Other Expenses – Total non interest expenses decreased $2.0 million or 13.4% compared to the second quarter of 2009. Most expense categories were flat or decreased due to cost containment initiatives implemented throughout the last year. Salaries and Employee Benefits decreased $748,000, or 13.9%, due to a decrease in staff, elimination of the 401(k) matching contribution and the elimination of the incentive pay accrual. Professional fees increased $99,000 primarily due to increases in legal and other professional fees paid for collection activities. Losses on Other Real Estate Owned (OREO) properties decreased $3.2 million due to significant writedowns and losses from a large auction of foreclosed properties in the second quarter of 2009. The OREO losses of $954,000 in the second quarter of 2010 included writedowns of $994,000 and gains on sales of $40,000. In the second quarter of 2009, the OREO losses of $4,174,000 included writedowns of $3,372,000 and losses on sales of $802,000.  FDIC deposit insurance premium expense decreased $639,000 due to a special assessment of $663,000 in the second quarter of 2009. In the second quarter of 2010 the Bank incurred a prepayment penalty of $2.5 million to prepay $115.0 million in borrowings from the Federal Home Loan Bank of Indianapolis. The prepayment of the borrowings improved the capital ratios and the loss will be recovered through lower interest expense in the second half of the year.

As a result of the above activity, the Loss Before Income Taxes decreased $8.4 million from a loss of $8.8 million in the second quarter of 2009 to a loss of $0.4 million in the second quarter of 2010. An income tax benefit of $3.4 million was recorded in the second quarter of 2009, but the income tax benefit of $426,000 for the second quarter of 2010 was not recorded due to the uncertainty of our expected ability to utilize our existing deferred tax assets. Our second quarter net loss of $372,000 is an improvement of $5.0 million from the loss of $5.4 million in the second quarter of 2009.

Results of Operations – Six Months Ended June 30, 2010 vs. June 30, 2009
Net Interest Income - A comparison of the income statements for the six months ended June 30, 2009 and 2010 shows a decrease of $1.8 million, or 8.8%, in Net Interest Income. Interest income on loans decreased $3.2 million or 11.9% as the average loans outstanding decreased $100.3 million and the average yield on loans decreased from 5.82% to 5.76%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $3.9 million as the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $46.0 million and the yield decreased from 4.53% to 3.11%. An improvement in the term structure of interest rates, a decrease in the overall level of interest rates, and the maturity and prepayment of some high cost borrowings and brokered certificates of deposit allowed funding costs to decrease faster than asset yields. The interest expense on deposits decreased $3.4 million or 33.8% as the average deposits decreased $56.4 million and the average cost of those deposits decreased from 1.89% to 1.32%. The cost of borrowed funds decreased $1.8 million as the average amount of borrowed funds decreased $53.0 million and the average cost of the borrowings decreased from 4.44% to 3.88%.

Provision for Loan Losses - The Provision for Loan Losses decreased from $12.2 million in the first six months of 2009 to $6.0 million in the first six months of 2010 primarily due to stabilization of economic conditions, especially local real estate values. Net charge offs were $6.0 million during the first six months of 2010, compared to $6.9 million in the first six months of 2009. The provision exceeded the net charge offs for the first six months of 2009 as the Bank was building its ALLL while the economic conditions were still deteriorating. In the current environment we believe that we can maintain an adequate ALLL with a provision approximately equal to the net charge offs.

Other Income – Non interest income increased $3.9 million, or 56.0% compared to the first six months of 2009. Wealth Management Group income increased $283,000, or 15.5%. The increase in Wealth Management income was primarily due to increased market values of investments and the collection of non recurring fees. Service charges and other fees decreased $216,000, or 7.7%, primarily due to a decrease in overdraft fees on checking accounts. In the second quarter of 2010, the Bank sold approximately $94 million of federal agency debt and mortgage backed securities, using the proceeds to prepay borrowings from the Federal Home Loan Bank. These investments were sold at a gain of $2.6 million, resulting in the increase of $2.4 million in gains on sales of investment securities. Also, in the first six months of 2009, the Company recognized an Other Than Temporary Impairment (OTTI) charge of $769,000 on its investment in pooled trust preferred collateralized debt obligations. There was no additional investment impairment recognized in the first six months of 2010. Bank Owned Life Insurance income increased $174,000 in the first six months of 2010 compared to the first six months of 2009 due to higher yields on the policies. Other non interest income increased $421,000 due to higher rental income on foreclosed properties and increased fees from ATM and debit card usage.

Other Expenses – Total non interest expenses decreased $3.1 million or 11.5% compared to the first six months of 2009. Salaries and Employee Benefits decreased $1.1 million, or 10.3%, due to a decrease in staff, elimination of the 401(k) matching contribution in the second quarter of 2010, and the elimination of the incentive pay accrual. Collection expense decreased $368,000 due to a large expense in the first quarter of 2009 to secure our lien on a property that collateralized a loan. Losses on Other Real Estate Owned (OREO) properties decreased $4.0 million due to significant writedowns in 2009 due to the rapid decline in property values and losses from a large auction of foreclosed properties in the second quarter of 2009. The OREO losses of $1,990,000 in 2010 included writedowns of $1,814,000 and losses on sales of $176,000. In the first six months of 2009, the OREO losses of $6,030,000 included writedowns of $5,201,000 and losses on sales of $829,000. Other real estate expenses increased $586,000 due to increased property tax, maintenance, and insurance costs on properties held in OREO. FDIC deposit insurance premium expense decreased $444,000 due to a special assessment of $663,000 in the second quarter of 2009. In the second quarter of 2010 the Bank incurred a prepayment penalty of $2.5 million to prepay $115.0 million in borrowings from the Federal Home Loan Bank of Indianapolis. The prepayment of the borrowings improved the capital ratios and the loss will be recovered through lower interest expense in the second half of 2010.

As a result of the above activity, the Loss Before Income Taxes decreased $11,403,000 from a loss of $11,427,000 in the first six months of 2009 to a loss of $24,000 in the first six months of 2010. An income tax benefit of $4.7 million was recorded in the first six months of 2009, but the income tax benefit of $633,000 for the first six months of 2010 was not recorded due to the uncertainty of our expected ability to utilize our existing deferred tax assets. Our net loss of $24,000 for the first six months of 2010 is an improvement of $6,716,000 from the loss of $6,740,000 in the first six months of 2009.

Cash Flows
Cash flows provided by operating activities decreased from $3.3 million in the first six months of 2009 to $1.9 million in the first six months of 2010 as the smaller net loss was offset by smaller non cash charges for the provision for loan losses, writedowns of OREO, and OTTI of investment securities. Cash flows provided by investing activities increased from $80.6 million in the first six months of 2009 to $130.0 million in the first six months of 2010 primarily due to an increase in the sales, maturities, and redemptions of investment securities. The increase in the sales of investment securities was due to the sales of federal agency debt and mortgage backed securities to prepay FHLB borrowings in the first six months of 2010. The amount of cash used for financing activities increased from $111.1 million in the first six months of 2009 to $123.1 million in the first six months of 2010 even though the decrease in deposits decreased from $96.6 million in 2009 to $8.1 million in 2010 because the amount of cash used for repayment of FHLB borrowings increased from $13.0 million to $115.0 million. Also, dividends paid decreased from $1.6 million in the first six months of 2009 to zero in the first six months of 2010 as the dividend was eliminated in the third quarter of 2009.

Liquidity and Capital
The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings and secondary credit at the Federal Reserve Discount Window, which allows us to pledge loans and investments as collateral. As of June 30, 2010, the Bank utilized $113.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and none of its $25 million of federal funds line with a correspondent bank.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first six months of 2010 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $86.2 million at June 30, 2010 and $81.8 million at December 31, 2009. The ratio of equity to assets was 6.82% at June 30, 2010 and 5.91% at December 31, 2009. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Company and the Bank:
	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of June 30, 2010:
Total Capital to Risk-Weighted Assets
Consolidated	$98,713	10.68%	$92,385	10%
Monroe Bank & Trust	97,999	10.62%	92,309	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	87,007	9.42%	55,431	6%
Monroe Bank & Trust	86,242	9.34%	55,385	6%
Tier 1 Capital to Average Assets
Consolidated	87,007	6.55%	66,379	5%
Monroe Bank & Trust	86,242	6.50%	66,347	5%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital to Risk-Weighted Assets
Consolidated	$101,158	10.21%	$99,065	10%
Monroe Bank & Trust	100,329	10.14%	98,984	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	88,627	8.95%	59,439	6%
Monroe Bank & Trust	87,775	8.87%	59,390	6%
Tier 1 Capital to Average Assets
Consolidated	88,627	6.27%	70,681	5%
Monroe Bank & Trust	87,775	6.21%	70,643	5%

At June 30, 2010 and December 31, 2009, the Bank was in compliance with the capital guidelines and qualified as “well capitalized” under regulatory standards. On July 12, 2010, the Bank entered into a Consent Order with its state and federal regulators. While the Bank is under the Consent Order, it is classified as “adequately capitalized” even though its ratios meet the “well capitalized” guidelines.

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. At the end of 2009, the estimated variability of the net interest income exceeded the Bank’s established policy limits for the minus 200 and minus 300 basis point rate scenarios. At the end of the first six months of 2010, the estimated variability of the net interest income exceeded the Bank’s established policy limit for the minus 200 and minus 300 basis point rate scenario. However, because current interest rates are at historically low levels, it is not probable that rates would decrease 200 basis points, and the ALCO determined that no corrective action is required.

The ALCO also monitors interest rate risk by estimating the effect of changes in interest rates on the economic value of the Bank’s equity each month. The economic value of the Bank’s equity is first determined by subtracting the fair value of the Bank’s liabilities from the fair value of the Bank’s assets. The Bank estimates the interest rate risk by calculating the effect of market interest rate changes on that economic value of its equity. For this analysis, the Bank assumes immediate parallel shifts of plus or minus 100, 200, and 300 basis points in interest rates. The discount rates used to determine the present values of the loans and deposits, as well as the prepayment rates for the loans, are based on Management’s expectations of the effect of the rate changes on the market for loans and deposits. In addition, each quarter, the Bank conducts additional analyses that utilize other rate scenarios, such as larger shifts in rates and changes in the shape of the yield curve, to assess the Bank’s exposure to interest rate risk in stress scenarios.

The Bank’s interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2009.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2010, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings
MBT Financial Corp. and its subsidiaries are not a party to, nor is any of their property the subject of any material legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

Item 1A. Risk Factors
The Company disclosed as a risk factor in its Report on Form 10-K for the fiscal year ended December 31, 2009 that it was operating under a Memorandum of Understanding with its governmental regulators and may be subject to further enforcement actions. On July 13, 2010, the Company reported on From 8-K that it entered into a stipulation and consent to the issuance of a Consent Order with the Federal Deposit Insurance Corporation (FDIC) and the Office of Financial and Insurance Regulation (OFIR) of the state of Michigan. The Consent Order, which was filed as an exhibit to the Form 8-K filed by the Company, lowers the Bank’s regulatory capital classification to “Adequately Capitalized” as defined by the federal banking regulatory agencies. As an “Adequately Capitalized” institution, the Bank may not issue or renew brokered certificates of deposit without a waiver from the FDIC. This increases the risk that the Bank may not be able to obtain needed liquidity.

Except as otherwise described in this item, there have been no material changes from the risk factors previously disclosed in Part I Item 1A of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2009.

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

10.0
Consent Order dated July 12, 2010 by and among Monroe Bank & Trust, the Federal Deposit Insurance Corporation, and the Michigan Office of Financial and Insurance Regulation (incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on July 13, 2010).

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

MBT Financial Corp.
(Registrant)

August 5, 2010	By	/s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President &
Chief Executive Officer

August 5, 2010	By	/s/ John L. Skibski
Date	John L. Skibski
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.