Form 10-Q
period 2010-09-30
MBT FINANCIAL CORP
filed 2010-11-15
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-30973

MBT FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Michigan	38-3516922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 E. Front Street
Monroe, Michigan  48161
(Address of principal executive offices)
(Zip Code)

(734) 241-3431
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☒

As of November 15, 2010, there were 17,202,422 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
Dollars in thousands
ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$18,053	$18,448
Interest bearing	33,361	51,298
Total cash and cash equivalents	51,414	69,746

Securities - Held to Maturity	25,044	36,433
Securities - Available for Sale	286,280	307,346
Federal Home Loan Bank stock - at cost	13,086	13,086
Loans held for sale	1,181	931
Loans - Net	764,127	824,916
Accrued interest receivable and other assets	37,492	50,580
Bank Owned Life Insurance	50,251	47,953
Premises and Equipment - Net	31,001	32,378
Total assets	$1,259,876	$1,383,369

LIABILITIES
Deposits:
Non-interest bearing	$143,597	$135,038
Interest-bearing	878,863	896,753
Total deposits	1,022,460	1,031,791

Federal Home Loan Bank advances	113,500	228,500
Repurchase agreements	30,000	30,000
Notes Payable	35	-
Interest payable and other liabilities	9,802	11,314
Total liabilities	1,175,797	1,301,605

STOCKHOLDERS' EQUITY
Common stock (no par value; 30,000,000 shares authorized,
17,030,844 and 16,210,110 shares issued and outstanding)	1,807	593
Retained Earnings	84,034	88,396
Accumulated other comprehensive loss	(1,762)	(7,225)
Total stockholders' equity	84,079	81,764
Total liabilities and stockholders' equity	$1,259,876	$1,383,369

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$11,587	$13,229	$35,178	$39,994
Interest on investment securities-
Tax-exempt	426	837	1,540	2,579
Taxable	1,742	3,544	6,784	11,872
Interest on balances due from banks	34	30	100	57
Total interest income	13,789	17,640	43,602	54,502

Interest Expense
Interest on deposits	3,279	4,174	9,968	14,280
Interest on borrowed funds	1,089	2,950	5,620	9,308
Total interest expense	4,368	7,124	15,588	23,588

Net Interest Income	9,421	10,516	28,014	30,914
Provision For Loan Losses	7,464	6,800	13,414	19,000

Net Interest Income After
Provision For Loan Losses	1,957	3,716	14,600	11,914

Other Income
Income from wealth management services	936	936	3,039	2,756
Service charges and other fees	1,413	1,516	3,985	4,304
Net gain on sales of securities	183	4,365	3,269	5,021

Other Than Temporary Impairments on securities	-	(2,693)	-	(9,093)
Portion of OTTI loss recognized in other
comprehensive income (before taxes)	-	(1,859)	-	3,772
Net impairment losses	-	(4,552)	-	(5,321)

Origination fees on mortgage loans sold	189	119	458	350
Bank owned life insurance income	693	369	1,532	1,034
Other	967	806	2,958	2,376
Total other income	4,381	3,559	15,241	10,520

Other Expenses
Salaries and employee benefits	4,717	5,122	14,438	15,956
Occupancy expense	686	804	2,194	2,445
Equipment expense	780	729	2,417	2,348
Marketing expense	230	277	734	798
Professional fees	549	419	1,537	1,286
Collection expenses	67	121	263	685
Net loss on other real estate owned	1,076	1,927	3,066	7,957
Other real estate owned expenses	564	399	1,916	1,165
FDIC Deposit Insurance Assessment	1,029	628	2,271	2,314
Debt prepayment penalties	-	-	2,492	-
Other	978	964	2,875	3,022
Total other expenses	10,676	11,390	34,203	37,976

Loss Before Income Taxes	(4,338)	(4,115)	(4,362)	(15,542)
Income Tax Benefit	-	(1,790)	-	(6,477)
Net Loss	$(4,338)	$(2,325)	$(4,362)	$(9,065)

Basic Loss Per Common Share	$(0.27)	$(0.14)	$(0.27)	$(0.56)

Diluted Loss Per Common Share	$(0.27)	$(0.14)	$(0.27)	$(0.56)

Common Stock Dividends Declared Per Share	$-	$-	$-	$0.02

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

			Accumulated
			Other
	Common	Retained	Comprehensive
Dollars in thousands	Stock	Earnings	Income (Loss)	Total
Balance - January 1, 2010	$593	$88,396	$(7,225)	$81,764
Issuance of Common Stock (820,734 shares)	1,164	-	-	1,164
Equity Compensation	50	-	-	50
Comprehensive income:
Net loss	-	(4,362)	-	(4,362)
Change in net unrealized gain on securities
available for sale - Net of tax effect of $(3,889)	-	-	7,435	7,435
Reclassification adjustment for gains included
in net income - Net of tax effect of $1,111	-	-	(2,125)	(2,125)
Change in postretirement benefit obligation
Net of tax effect of $(80)	-	-	153	153
Total Comprehensive Income				1,101
Balance - September 30, 2010	$1,807	$84,034	$(1,762)	$84,079

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
Dollars in thousands	2010	2009
Cash Flows from Operating Activities
Net Loss	$(4,362)	$(9,065)
Adjustments to reconcile net loss to net cash from operating activities
Provision for loan losses	13,414	19,000
Depreciation	1,604	1,691
Increase in net deferred Federal income tax asset	-	(4,099)
Net amortization of investment premium and discount	938	209
Writedowns of Other Real Estate Owned	2,900	6,116
Net decrease in interest payable and other liabilities	(1,276)	(1,762)
Net increase (decrease) in interest receivable and other assets	2,210	(10,742)
Equity based compensation expense	62	106
Net gain on sale/settlement of securities	(3,269)	(5,021)
Other Than Temporary Impairment of investment securities	-	5,321
Increase in cash surrender value of life insurance	(1,531)	(1,034)
Net cash provided by operating activities	$10,690	$720

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$12,830	$29,010
Proceeds from maturities and redemptions of investment securities available for sale	57,495	114,718
Proceeds from sales of investment securities held to maturity	150	-
Proceeds from sales of investment securities available for sale	143,093	201,639
Net decrease in loans	47,125	43,264
Proceeds from sales of other real estate owned	3,740	5,103
Proceeds from sales of other assets	1,294	217
Purchase of investment securities held to maturity	(1,582)	(16,817)
Purchase of Bank Owned Life Insurance	(1,222)	(1,439)
Proceeds from surrender of Bank Owned Life Insurance	455	-
Purchase of investment securities available for sale	(169,041)	(246,123)
Purchase of bank premises and equipment	(227)	(1,768)
Net cash provided by investing activities	$94,110	$127,804

Cash Flows from Financing Activities
Net decrease in deposits	$(9,331)	$(88,429)
Proceeds from issuance of long term debt	35	-
Repayment of Federal Home Loan Bank borrowings	(115,000)	(18,000)
Proceeds from issuance of common stock	1,164	127
Dividends paid	-	(1,777)
Net cash used for financing activities	$(123,132)	$(108,079)

Net Increase (Decrease) In Cash and Cash Equivalents	$(18,332)	$20,445

Cash and Cash Equivalents at Beginning Of Period	69,746	50,786
Cash And Cash Equivalents At End Of Period	$51,414	$71,231

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires new disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. The required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and will be included in our annual financial statements for the year ended December 31, 2010. The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 and will be included in our financial statements for the interim period ending March 31, 2011. The adoption of this ASU will result in increased financial statement disclosures, but it is not expected to have a material effect on our financial condition, results of operations, or cash flows.

2. EARNINGS PER SHARE

The calculations of loss per common share are as follows:

	For the three months ended Sept. 30,		For the nine months ended Sept. 30,
	2010	2009	2010	2009
Basic and Diluted
Net loss	$(4,338,000)	$(2,325,000)	$(4,362,000)	$(9,065,000)
Net loss applicable to common stock	$(4,338,000)	$(2,325,000)	$(4,362,000)	$(9,065,000)
Average common shares outstanding	16,329,549	16,192,914	16,257,433	16,180,527
Loss per common share - basic	$(0.27)	$(0.14)	$(0.27)	$(0.56)

3. STOCK BASED COMPENSATION

Stock Options - The following table summarizes the options that have been granted to non-employee directors and certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

		Weighted Average
	Shares	Exercise Price
Options Outstanding, January 1, 2010	489,075	$17.35
Granted	-	-
Exercised	-	-
Forfeited	44,500	18.03
Options Outstanding, September 30, 2010	444,575	$17.28
Options Exercisable, September 30, 2010	444,575	$17.28

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

The fair value of $0.45 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 35.7%, a risk free rate of 3.36% and dividend yield of 3.00%. The following table summarizes the SOSARs that have been granted:

		Weighted
		Average
		Exercise
	Shares	Price
SOSARs Outstanding, January 1, 2010	221,500	$5.23
Granted	16,000	1.52
Exercised	-	-
Forfeited	13,500	2.58
SOSARs Outstanding, September 30, 2010	224,000	$5.12
SOSARs Exercisable, September 30, 2010	116,182	$5.82

The total expense for equity based compensation was $17,000 in the third quarter of 2010 and $38,000 in the third quarter of 2009. The total expense for equity based compensation was $62,000 in the first nine months of 2010 and $118,000 in the first nine months of 2009.

4. LOANS
The Bank makes commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan, southern Wayne County, Michigan, and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.

Loans consist of the following (000s omitted):

	September 30,	December 31,
	2010	2009
Residential real estate loans	$341,947	$374,970
Non-farm, non-residential real estate loans	334,030	351,256
Loans to finance agricultural production and
other loans to farmers	10,686	7,113
Commercial and industrial loans	80,848	93,786
Loans to individuals for household, family,
and other personal expenditures	17,614	22,071
All other loans (including overdrafts)	487	574
Total loans, gross	785,612	849,770
Less: Deferred loan fees	739	791
Total loans, net of deferred loan fees	784,873	848,979
Less: Allowance for loan losses	20,746	24,063
	$764,127	$824,916

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

The following table summarizes nonperforming assets (000’s omitted):

	September 30,	December 31,
	2010	2009
Nonaccrual loans	$64,192	$56,992
Loans 90 days past due	117	20
Restructured loans	15,290	29,102
Total nonperforming loans	$79,599	$86,114

Other real estate owned	18,878	17,502
Other assets	164	1,330
Nonperforming investment securities	4,740	4,740
Total nonperforming assets	$103,381	$109,686

Nonperforming assets to total assets	8.21%	7.93%
Allowance for loan losses to
nonperforming loans	26.06%	27.94%

5. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses during the quarter and nine months ended September 30 was as follows (000’s omitted):

	Quarter ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance beginning of period	$24,026	$23,875	$24,063	$18,528
Provision for loan losses	7,464	6,800	13,414	19,000
Loans charged off	(11,010)	(12,364)	(17,339)	(20,273)
Recoveries	266	262	608	1,318
Balance end of period	$20,746	$18,573	$20,746	$18,573

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

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of September 30, 2010 and December 31, 2009 (000’s omitted):

	Held to Maturity
	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government
Agencies	$6	$-	$-	$6
Obligations of States and Political
Subdivisions	25,038	510	(19)	25,529
	$25,044	$510	$(19)	$25,535

	Available for Sale
	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government
Agencies	$258,180	$5,428	$(58)	$263,550
Obligations of States and Political
Subdivisions	16,487	402	(18)	16,871
Trust Preferred CDO Securities	9,564	-	(6,188)	3,376
Other Securities	2,553	146	(216)	2,483
	$286,784	$5,976	$(6,480)	$286,280

	Held to Maturity
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government
Agencies	$6	$-	$-	$6
Obligations of States and Political
Subdivisions	36,427	336	(352)	36,411
	$36,433	$336	$(352)	$36,417

	Available for Sale
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government
Agencies	$256,483	$602	$(2,457)	$254,628
Obligations of States and Political
Subdivisions	35,117	667	(147)	35,637
Trust Preferred CDO Securities	13,485	-	(6,270)	7,215
Corporate Debt Securities	8,383	-	(874)	7,509
Other Securities	2,553	74	(270)	2,357
	$316,021	$1,343	$(10,018)	$307,346

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009.

	September 30, 2010
	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States
Government Agencies	$34,863	$58	$-	$-	$34,863	$58
Obligations of States and
Political Subdivisions	1,188	14	1,319	23	2,507	37
Trust Preferred CDO Securities	-	-	1,625	3,115	1,625	3,115
Equity Securities	-	-	324	216	324	216
	$36,051	$72	$3,268	$3,354	$39,319	$3,426

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States
Government Agencies	$170,584	$2,457	$-	$-	$170,584	$2,457
Obligations of States and
Political Subdivisions	14,616	299	5,058	200	19,674	499
Trust Preferred CDO Securities	-	-	1,662	3,078	1,662	3,078
Corporate Debt Securities	-	-	7,509	874	7,509	874
Equity Securities	270	270	-	-	270	270
	$185,470	$3,026	$14,229	$4,152	$199,699	$7,178

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at September 30, 2010.

The Trust Preferred CDO Securities are issued by companies in the financial services industry, including banks, thrifts, and insurance companies. Each of the three securities owned by the Company is in an unrealized loss position. The main reasons for the impairment are the overall decline in market values for financial industry securities and the lack of an active market for these types of securities in particular. In determining whether the impairment is not other-than-temporary, the Company analyzed each security’s expected cash flows. The assumptions used in the cash flow analysis were developed following a review of the financial condition of the individual obligors in the pools. The analysis concluded that disruption of our cash flows due to defaults by issuers was currently not expected to occur in one of the three securities owned. As a result of uncertainties in the market place affecting companies in the financial services industry, it is at least reasonably possible that a change in the estimate will occur in the near term. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at  September 30, 2010.

The Other Than Temporary Impairment (OTTI) analysis of two of the three Trust Preferred CDO securities indicated that their impairment most likely is not temporary. Accounting regulations require entities to split OTTI charges between credit losses, which are charged to earnings, and other impairment, which is charged to Other Comprehensive Income (OCI). The CDOs that have OTTI have an amortized cost of $4.824 million and a fair value of $1.751 million. The impairment of $3.073 million includes $1.41 million of other impairment that was charged to OCI. Credit losses of $1.663 million were charged to earnings in 2009.

7. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Certain of the Bank’s assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets.  These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below.  The fair values of all financial instruments not discussed below (Cash and cash equivalents, Federal funds sold, Federal Home Loan Bank stock, Accrued interest receivable and other assets, Bank Owned Life Insurance, Demand deposits, NOW deposits, Savings deposits, Money market deposits, Federal funds purchased, and Interest payable and other liabilities) are estimated to be equal to their carrying amounts as of September 30, 2010 and December 31, 2009.

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

The carrying amounts and approximate fair values as of September 30, 2010 and December 31, 2009 are as follows (000’s omitted):

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and due from banks	$51,414	$51,414	$69,746	$69,746
Securities - Held to Maturity	25,044	25,535	36,433	36,417
Securities - Available for Sale	286,280	286,280	307,346	307,346
Federal Home Loan Bank Stock	13,086	13,086	13,086	13,086
Loans, net	765,308	780,504	825,847	838,965
Accrued Interest Receivable and Other Assets	37,492	37,492	50,580	50,580

Financial Liabilities:
Demand, NOW, savings and money market
savings deposits	621,199	621,199	630,065	630,065
Other time deposits	401,261	408,069	401,726	408,516
Borrowed funds
Variable Rate FHLB Advances	110,000	115,577	110,000	116,938
Fixed Rate FHLB Advances	3,500	3,605	3,500	3,688
Putable FHLB Advances	-	-	115,000	119,700
Repurchase Agreements	30,000	34,149	30,000	34,896
Notes Payable	35	35	-	-

8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets measured at fair value on a recurring basis at September 30, 2010 and 2009, and the valuation techniques used by the Company to determine those fair values.

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

Assets measured at fair value on a recurring basis are as follows (000’s omitted):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Sept. 30, 2010
Investment Securities - Available for Sale
Obligations of U.S. Government Agencies	$263,550	$-	$-	$263,550
Obligations of States and Political Subdivisions	-	16,871	-	16,871
Trust Preferred CDO Securities	-	-	3,376	3,376
Other Secruities	-	2,483	-	2,483
	$263,550	$19,354	$3,376	$286,280

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Sept. 30, 2009
Investment Securities - Available for Sale
Obligations of U.S. Government Agencies	$263,904	$-	$-	$263,904
Obligations of States and Political Subdivisions	-	46,598	-	46,598
Trust Preferred CDO Securities	-	-	12,094	12,094
Corporate Debt Securities	6,963	-	-	6,963
Other Secruities	2,386	-	-	2,386
	$273,253	$46,598	$12,094	$331,945

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

	Investment Securities - Available for Sale
	2010	2009
Balance at prior year end	$7,215	$19,746
Total realized and unrealized gains (losses) included in income	-	(5,316)
Total unrealized gains (losses) included in other comprehensive income	81	(2,336)
Net purchases, sales, calls and maturities	(3,920)	-
Net transfers in/out of Level 3	-	-
Balance at September 30	$3,376	$12,094

Of the Level 3 assets that were held by the Company at September 30, 2010, the unrealized loss for the three months ended September 30, 2010 was $205,000, which is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

The Company owns pooled Trust Preferred Securities (“TRUPs”) with a fair value of $3,376,000 as of September 30, 2010. Trading of these types of securities has increased recently but is primarily conducted on a distress sale or forced liquidation basis. As a result, the Company measures the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include loans and Other Real Estate Owned. The Company estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the three months ended Sept. 30, 2010	Total Losses for the nine months ended Sept. 30, 2010
Impaired loans	$89,102	$-	$-	$89,102	$10,744	$16,731
Other Real Estate Owned	$18,878	$-	$-	$18,878	$1,076	$3,066

	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the three months ended Sept. 30, 2009	Total Losses for the nine months ended Sept. 30, 2009
Impaired loans	$66,550	$-	$-	$66,550	$3,799	$10,447
Other Real Estate Owned	$19,416	$-	$-	$19,416	$1,927	$7,957

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	September 30,	December 31,
	2010	2009
Commitments to extend credit:
Unused portion of commercial lines of credit	$60,213	$64,096
Unused portion of credit card lines of credit	3,036	4,286
Unused portion of home equity lines of credit	15,904	16,034
Standby letters of credit and financial guarantees written	4,753	5,008
All other off-balance sheet commitments	-	2,986

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

Other off balance sheet commitments consisted of commitments to fund loans to municipalities of $2,986,000 as of December 31, 2009.

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

The national economic recovery is continuing slowly, and conditions in southeast Michigan have stabilized. Local unemployment rates remain higher than the national average and commercial and residential development property values are still declining slightly while residential property values have shown some improvement. The stability in each of these indicators that began in the second half of 2009 continued through the third quarter of 2010. Our total problem assets, which include non performing loans, other real estate owned, non accrual investments, and performing loans that are internally classified as potential problems, decreased $2.1 million, or 1.4% during the third quarter of 2010, the second consecutive quarterly decrease, allowing us to decrease our Allowance for Loan and Lease Losses (ALLL) from $24.1 million to $20.7 million. The loan portfolio decreased $21.7 million during the quarter, so the ALLL as a percent of loans only decreased from 2.97% at June 30, 2010 to 2.64% at September 30, 2010. Although local property values and the unemployment rate have improved slightly over the past five quarters, we do not anticipate a significant recovery in our local markets in 2010. We will continue to focus our efforts on improving asset quality, maintaining liquidity, strengthening capital, and controlling expenses.

Net Interest Income decreased $1,095,000 compared to the third quarter of 2009 even though the net interest margin increased from 3.24% to 3.32% as the average earning assets decreased $182.6 million, or 13.7%. The provision for loan losses increased from $6.8 million in the third quarter of 2009 to $7.5 million in 2010. Recent stability in the local economic conditions and loan quality, and the decrease in the size of the loan portfolio, decreased the amount of ALLL required. As a result, we were able to record a provision that was less than the net charge offs for the quarter. Non interest income increased $822,000 compared to last year, primarily due to an increase in earnings on Bank Owned Life Insurance (BOLI) policies. Origination fees on mortgage loans sold, ATM and debit card fees, and rental income from Other Real Estate Owned (OREO) all increased compared to 2009. Our ongoing efforts to control costs continue to produce results, and our non interest expenses, excluding OREO costs and FDIC deposit insurance assessments decreased $429,000, or 5.1% compared to the third quarter of 2009. We expect credit related expenses, including the costs of carrying a high level of Other Real Estate Owned (OREO), to remain high, but we should continue to see meaningful expense improvement in most other areas.

In May, 2009 the Bank agreed to an informal memorandum of understanding with its regulators to establish, among other things, reporting regularly to the regulators about our operations, financial condition, and efforts to mitigate risks.  As a part of this informal program the Bank undertook certain actions to improve the Bank's credit administration and developed a written plan to attain a minimum Tier 1 Leverage Capital ratio of 8% that was approved by the Company's Board and timely submitted to its regulatory agencies.  The Bank has not achieved the capital target and on July 12, 2010 the Bank entered into a formal regulatory agreement in the form of a Consent Order.  While under the Consent Order, the Bank will be classified as “adequately capitalized” even though its ratios remain above the “well capitalized” minimums. The Bank’s Tier 1 Leverage Capital ratio decreased from 6.50% at June 30, 2010 to 6.42% at September 30, 2010. In addition to the net loss, the decrease in this ratio in the third quarter was due to the increase in the amount of the disallowance, solely for purposes of computation of the Bank’s Tier 1 Leverage Capital ratio, of deferred tax assets from $1.8 million as of June 30, 2010 to $3.2 million as of September 30, 2010. Bank capital regulations limit the amount of deferred tax assets that banks may include in equity capital when determining compliance with bank capital requirements. Although the disallowance of $3.2 million in deferred tax assets adversely impacted our regulatory capital ratios at September 30, 2010, we anticipate that we will be able to utilize the deferred tax asset and did not increase the valuation allowance for the deferred tax assets that we established in the fourth quarter of 2009. The Bank does not expect to reach the Tier 1 Leverage Ratio and Total Risk Based Capital ratio targets set forth in our Consent Order during 2010 without raising capital externally. This expectation could be impacted positively or negatively due to current uncertainties, which include, but are not limited to, recovery of, or increases in, the deferred tax asset valuation allowance, changing economic conditions, asset quality, property values, and potential increased impairment of investment securities.

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

Financial Condition
National economic conditions began to recover in the second half of 2009. Local unemployment and property values have stabilized; however, the economic environment remains weak in southeast Michigan. Our nonperforming assets decreased 8.8% during the quarter, from $113.4 million to $103.4 million, and total problem assets decreased from $155.1 million to $153.0 million. Total loans decreased due to low loan demand, payments received in the ordinary course of business, and charge offs of existing loans. We continued to manage toward a decreased use of high cost wholesale funding, which has helped improve our net interest margin. While some lending opportunities exist, the economy is expected to remain weak in our market area throughout the first half of 2011. The Company expects low or slightly negative deposit growth and a significant reduction in total assets in 2010, and intends to continue to focus efforts on improved credit quality, capital management, and enterprise risk mitigation.

Since December 31, 2009, total loans decreased $63.9 million (7.5%) due to the weak loan demand. In the second quarter of 2010, the Bank used cash and the proceeds from approximately $94 million in securities sales to fund the prepayment of $115.0 million of Federal Home Loan Bank borrowings. These reductions in loans and investments resulted in a decrease of $123.5 million (8.9%) in total assets since the end of 2009. Total capital increased $2.3 million or 2.8%, resulting from an increase of $1.2 million in common stock due to the sale of additional stock, the decrease of $5.5 million in the accumulated other comprehensive loss (AOCL) due to an increase in the value of our securities available for sale, and the decrease of $4.4 million in retained earnings due to the year to date loss. The increase in total capital and the decrease in total assets caused the capital to assets ratio to increase from 5.91% at December 31, 2009 to 6.67% at September 30, 2010.

The amount of nonperforming assets (“NPAs”) decreased $6.3 million or 5.7% since year end. NPAs include non performing loans, which decreased 7.6% from $86.1 million to $79.6 million, and Other Real Estate Owned and Other Assets (“OREO”), which increased 1.1% from $18.8 million to $19.0 million. Total problem assets, which includes all NPAs and performing loans that are internally classified as substandard, decreased $3.0 million, or 1.9%. As of September 30, 2010, the largest concentrations in the NPA category are commercial real estate investment properties at approximately $19 million, residential mortgage loans at $16 million, and residential development loans at $14 million. The Company’s Allowance for Loan and Lease Losses (“ALLL”) decreased $3.3 million since December 31, 2009, resulting from an increase in our FAS 114 allocation from $6.5 million to $9.5 million, and a decrease from $17.6 million to $11.2 million in our FAS 5 general allocation due to the overall decrease in the size of the loan portfolio and the amount of the portfolio that is subject to the FAS 5 allocation. The loss factors utilized in the general allocation include loss averages for the most recent eight quarters and adjustments for various current factors, such as recent delinquency trends and national and local economic conditions. The ALLL is now 2.64% of loans, compared to 2.83% at December 31, 2009 and 2.11% at September 30, 2009. The ALLL is 26.06% of NPLs, compared to 27.94% at year end and 24.25% at September 30, 2009. In light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in the loan portfolio.

Deposit funding remained stable throughout the first nine months of 2010. The total deposit decrease of $9.3 million included a reduction of $15.5 million in the amount of brokered certificates of deposit. The Company has been actively reducing the amount of its total assets as part of its effort to strengthen its capital position, and it has not been replacing its brokered CDs as they mature. Due to its stable deposit funding, the Company has also been reducing its use of non deposit funding sources, and its borrowings from the Federal Home Loan Bank of Indianapolis decreased $115.0 million, or 50.3% during the first nine month of 2010.

Results of Operations – Third Quarter 2010 vs. Third Quarter 2009
Net Interest Income - A comparison of the income statements for the three months ended September 30, 2009 and 2010 shows a decrease of $1,095,000, or 10.4%, in Net Interest Income. Interest income on loans decreased $1.6 million or 12.4% as the average loans outstanding decreased $98.5 million and the average yield on loans decreased from 5.83% to 5.74%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $2.2 million as the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $84.0 million and the yield decreased from 4.05% to 2.51%. An improvement in the term structure of interest rates, a decrease in the overall level of interest rates, and the maturity and prepayment of some high cost borrowings and brokered certificates of deposit allowed funding costs to decrease faster than asset yields. The interest expense on deposits decreased $895,000 or 21.4% as the average deposits decreased $26.6 million and the average cost of those deposits decreased from 1.57% to 1.27%. The cost of borrowed funds decreased $1.9 million as the average amount of borrowed funds decreased $133.1 million and the average cost of the borrowings decreased from 4.23% to 3.01%.

Provision for Loan Losses - The Provision for Loan Losses increased from $6.8 million in the third quarter of 2009 to $7.5 million in the third quarter of 2010. Net charge offs were $10.7 million during the third quarter of 2010, compared to $12.1 million in the third quarter of 2009. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to the stabilization of economic conditions, especially local real estate values, we were able to maintain an adequate ALLL while recording a provision expense that was less the net charge offs in the third quarter of 2010. The ALLL is 2.64% of loans as of September 30, 2010, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income increased $822,000, or 23.1% compared to the third quarter of 2009. Service charges and other fees decreased $103,000, or 6.8%, primarily due to a decrease in overdraft fees on checking accounts. In the third quarter of 2009, the Bank recognized an Other than Temporary Impairment charge of $4.6 million on its holdings of pooled trust preferred collateralized debt obligations. This loss was nearly offset by $4.4 million in gains on the sale of federal agency debt and mortgage backed securities. These sales were conducted in a portfolio restructuring that reduced the risk weighting of the Bank’s assets by selling 20% risk weighted securities issued by FNMA and FHLMC and reinvesting the proceeds in GNMA securities at a 0% risk weight. Mortgage loan activity increased in the third quarter of 2010, and the origination fees on mortgage loans sold increased $70,000, or 58.8%. Bank Owned Life Insurance income increased $324,000 in the third quarter of 2010 compared to the third quarter of 2009 due to higher yields on the life insurance policies and because a change in the death benefit obligation calculation increased the amount of cash surrender value increase that the Bank could recognize as income.  Other non interest income increased $161,000 due to higher rental income on foreclosed properties and increased fees from ATM and debit card usage.

Other Expenses – Total non interest expenses decreased $714,000 or 6.3% compared to the third quarter of 2009. Most expense categories were flat or decreased due to cost containment initiatives implemented throughout the last year. Salaries and Employee Benefits decreased $405,000, or 7.9%, due to a decrease in staff, elimination of the 401(k) matching contribution and the elimination of the incentive pay accrual. Occupancy expense decreased $118,000 due to lower maintenance costs mainly due to a reduction in the use of outside janitorial services. Professional fees increased $130,000 primarily due to increases in legal and other professional fees paid for collection activities. Losses on Other Real Estate Owned (OREO) properties decreased $851,000 due to larger writedowns of foreclosed property values in 2009. The OREO losses of $1.1 million in the third quarter of 2010 included writedowns of $299,000 on properties sold at an auction on September 30. The closings of these sales will result in a reduction of $1.2 million in OREO in the fourth quarter of 2010. FDIC deposit insurance premium expense increased $401,000 due to an increase in our assessment rate that was effective in the second quarter of 2010. This expense is expected to go down to approximately $850,000 in the fourth quarter of 2010.

As a result of the above activity, the Loss Before Income Taxes increased $0.2 million from a loss of $4.1 million in the third quarter of 2009 to a loss of $4.3 million in the third quarter of 2010. An income tax benefit of $1.8 million was recorded in the third quarter of 2009, but the income tax benefit of $1.8 million for the third quarter of 2010 was not recorded due to the uncertainty of our expected ability to utilize our existing deferred tax assets. Our third quarter net loss of $4.3 million is an increase of $2.0 million from the loss of $2.3 million in the third quarter of 2009.

Results of Operations – Nine Months Ended September 30, 2010 vs. September 30, 2009
Net Interest Income - A comparison of the income statements for the nine months ended September 30, 2009 and 2010 shows a decrease of $2.9 million, or 9.4%, in Net Interest Income. Interest income on loans decreased $4.8 million or 12.0% as the average loans outstanding decreased $99.7 million and the average yield on loans decreased from 5.83% to 5.75%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $6.1 million as the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $58.8 million and the yield decreased from 4.38% to 2.93%. An improvement in the term structure of interest rates, a decrease in the overall level of interest rates, and the maturity and prepayment of some high cost borrowings and brokered certificates of deposit allowed funding costs to decrease faster than asset yields. The interest expense on deposits decreased $4.3 million or 30.2% as the average deposits decreased $46.4 million and the average cost of those deposits decreased from 1.79% to 1.30%. The cost of borrowed funds decreased $3.7 million as the average amount of borrowed funds decreased $80.0 million and the average cost of the borrowings decreased from 4.37% to 3.67%.

Provision for Loan Losses - The Provision for Loan Losses decreased from $19.0 million in the first nine months of 2009 to $13.4 million in the first nine months of 2010 primarily due to stabilization of economic conditions, especially local real estate values. Net charge offs were $16.7 million during the first nine months of 2010, compared to $19.0 million in the first nine months of 2009. The provision was less than the net charge offs for the first nine months of 2010 as the Bank ALLL requirement decreased due to improving loan quality and decreasing portfolio size. In the current environment we believe that we can maintain an adequate ALLL with a provision expense slightly less than the net charge offs.

Other Income – Non interest income increased $4.7 million, or 44.9% compared to the first nine months of 2009. Wealth Management Group income increased $283,000, or 10.3%. The increase in Wealth Management income was primarily due to increased market values of investments and the collection of non recurring fees. Service charges and other fees decreased $319,000, or 7.4%, primarily due to a decrease in overdraft fees on checking accounts. Gains on sales of investment securities decreased $1.8 million, or 34.9% due to gains taken during a portfolio restructuring in 2009. Net impairment losses decreased $5.3 million due to OTTI charges of that amount recorded in 2009. Bank Owned Life Insurance income increased $498,000 in the first nine months of 2010 compared to the first nine months of 2009 due to higher yields on the policies and a change in the death benefit obligation calculation that increased the amount of cash surrender value increase that could be recorded as income. Other non interest income increased $582,000 due to higher rental income on foreclosed properties and increased fees from ATM and debit card usage.

Other Expenses – Total non interest expenses decreased $3.8 million or 9.9% compared to the first nine months of 2009. Salaries and Employee Benefits decreased $1.5 million, or 9.5%, due to a decrease in staff, elimination of the 401(k) matching contribution in the second quarter of 2010, and the elimination of the incentive pay accrual. Occupancy expense decreased $251,000, or 10.3% due to lower maintenance costs. Professional fees increased $251,000, or 19.5% due to higher collection related legal fees. Collection expense decreased $422,000 primarily due to a large expense in 2009 to secure our lien on a property that collateralized a loan. Losses on Other Real Estate Owned (OREO) properties decreased $4.9 million due to significant writedowns in 2009 due to the rapid decline in property values and losses from a large auction of foreclosed properties in the second quarter of 2009. Other real estate expenses increased $751,000 due to increased property tax, maintenance, and insurance costs on properties held in OREO. In 2010 the Bank incurred a prepayment penalty of $2.5 million to prepay $115.0 million in borrowings from the Federal Home Loan Bank of Indianapolis.

As a result of the above activity, the Loss Before Income Taxes decreased $11,180,000 from a loss of $15,542,000 in the first nine months of 2009 to a loss of $4,362,000 in the first nine months of 2010. An income tax benefit of $6.5 million was recorded in the first nine months of 2009, but the income tax benefit of $2.5 million for the first nine months of 2010 was not recorded due to the uncertainty of our expected ability to utilize our existing deferred tax assets. Our net loss of $4.4 million for the first nine months of 2010 is an improvement of $4,703,000 from the loss of $9,065,000 in the first nine months of 2009.

Cash Flows

Cash flows provided by operating activities increased from $0.7 million in the first nine months of 2009 to $10.7 million in the first nine months of 2010 primarily due to the smaller loss and the larger decrease in interest receivable and other assets due to the lower interest rates and smaller loan portfolio, partially offset by smaller non cash charges for the provision for loan losses and OTTI of investment securities. Cash flows provided by investing activities decreased from $127.8 million in the first nine months of 2009 to $94.1 million in the first nine months of 2010 primarily due to a decrease in the sales, maturities, and redemptions of investment securities. The decrease in the sales of investment securities was due to the sales of federal agency debt and mortgage backed securities in 2009 related to the restructuring of the portfolio in order to reduce the risk weighted assets. The amount of cash used for financing activities increased from $108.1 million in the first nine months of 2009 to $123.1 million in the first nine months of 2010 primarily due to the repayment of FHLB borrowings in 2010. Also, dividends paid decreased from $1.8 million in the first nine months of 2009 to zero in the first nine months of 2010 as the dividend was eliminated in the third quarter of 2009.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings and secondary credit at the Federal Reserve Discount Window, which allows us to pledge loans and investments as collateral. As of September 30, 2010, the Bank utilized $113.5 million of its authorized limit of $265 million with the Federal Home Loan Bank of Indianapolis, none of its $10 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, and none of its $25 million of federal funds line with a correspondent bank.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first nine months of 2010 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $84.1 million at September 30, 2010 and $81.8 million at December 31, 2009. The ratio of equity to assets was 6.67% at September 30, 2010 and 5.91% at December 31, 2009. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of September 30, 2010:
Total Capital to Risk-Weighted Assets
Consolidated	$93,858	10.41%	$90,202	10%
Monroe Bank & Trust	92,511	10.26%	90,132	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	82,462	9.14%	54,121	6%
Monroe Bank & Trust	81,058	8.99%	54,079	6%
Tier 1 Capital to Average Assets
Consolidated	82,462	6.52%	63,190	5%
Monroe Bank & Trust	81,058	6.42%	63,177	5%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital to Risk-Weighted Assets
Consolidated	$101,158	10.21%	$99,065	10%
Monroe Bank & Trust	100,329	10.14%	98,984	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	88,627	8.95%	59,439	6%
Monroe Bank & Trust	87,775	8.87%	59,390	6%
Tier 1 Capital to Average Assets
Consolidated	88,627	6.27%	70,681	5%
Monroe Bank & Trust	87,775	6.21%	70,643	5%

At December 31, 2009, the Bank was in compliance with the capital guidelines and qualified as “well capitalized” under regulatory standards. On July 12, 2010, the Bank entered into a Consent Order with its state and federal regulators. While the Bank is under the Consent Order, it is classified as “adequately capitalized” even though its ratios meet the “well capitalized” guidelines.

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. At the end of 2009, the estimated variability of the net interest income exceeded the Bank’s established policy limits for the minus 200 and minus 300 basis point rate scenarios. At the end of the first nine months of 2010, the estimated variability of the net interest income exceeded the Bank’s established policy limit for the minus 200 and minus 300 basis point rate scenario. However, because current interest rates are at historically low levels, it is not probable that rates would decrease 200 basis points, and the ALCO determined that no corrective action is required.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2010, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 8, 2010 the Company commenced a private placement offering of up to 2,500,000 shares of its common stock, without par value. The shares of common stock being offered pursuant to the private placement have not been, and shall not be, registered under the Securities Act of 1933 (the “Act”) in reliance upon the exemption from registration provided by Section 4(2) of the Act and Rule 506 of SEC Regulation D.

During the quarterly period ended September 30, 2010, the Company had sold 673,918 shares of common stock pursuant to the private placement for the aggregate cash consideration of $928,834.20. The Company plans to use the proceeds of the private placement to increase the capital of the Bank.

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

MBT Financial Corp. (Registrant)

November 15, 2010	By:	/s/ H. Douglas Chaffin
Date		H. Douglas Chaffin
President & Chief Executive Officer

November 15, 2010	By:	/s/ John L. Skibski
Date		John L. Skibski
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.