Form 10-K
period 2010-12-31
MBT FINANCIAL CORP
filed 2011-03-18
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☑

As of June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $36.8 million based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

As of March 18, 2011, there were 17,259,356 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders of MBT Financial Corp. to be held on May 5, 2011 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules;

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

•
compliance with regulatory enforcement actions, including the Consent Order, legislative or regulatory changes that adversely affect our business, including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

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

The Bank’s primary market area is Monroe County, Michigan. According to the most recent market data, there are ten other deposit taking/lending institutions competing in the Bank’s market. According to the most recent FDIC Summary of Deposits, the Bank ranks first in market share in Monroe County with 50.20% of the market. In 2001, the Bank began expanding into Wayne County, Michigan, and currently ranks thirteenth out of twenty-seven institutions operating in Wayne County with a market share of 0.41%. For the combined Monroe and Wayne County market, the Bank ranks sixth of twenty-eight institutions with a market share of 3.07%.

Supervision and Regulation

General
As a bank holding company, we are required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve” or “Federal Reserve Board.”) The Bank is a Michigan state chartered commercial bank and is not a member of the Federal Reserve, and therefore, is regulated and supervised by the Commissioner of the Michigan Office of Financial and Insurance Regulation (“Michigan OFIR”) and the Federal Deposit Insurance Corporation (“FDIC”).  The Michigan OFIR and the FDIC conduct periodic examinations of the Bank.  The Bank is also a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and subject to its regulations.  The deposits of the Bank are insured under the provisions of the Federal Deposit Insurance Act by the FDIC to the fullest extent provided by law.

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

Recent Regulatory Enforcement Actions
On July 12, 2010, the Bank entered into a stipulation and consent to the issuance of a consent order (the “Consent Order”) with the FDIC and the Michigan OFIR. The Consent Order became effective July 22, 2010 and requires the following:
•
The Bank must increase its Tier 1 Leverage ratio to a minimum of 8.0 percent and its Total Risk Based Capital ratio to a minimum of 11 percent within 90 days of the effective date of the Consent Order.

•
The Bank must increase its Tier 1 Leverage ratio to a minimum of 9.0 percent and its Total Risk Based Capital ratio to a minimum of 12 percent within 180 days of the effective date of the Consent Order.

•	The Bank must charge off any loans classified as “Loss” in the Report of Examination (“ROE”) dated October 26, 2009. The Bank completed this prior to December 31, 2009.
•	The Bank may not extend additional credit to any borrower who has uncollected debt to the Bank that has been charged off or is classified as “Loss” in the ROE.
•
The Bank may not extend additional credit to any borrower who has uncollected debt to the Bank  that is classified as “Substandard” or “Doubtful” in the ROE without prior approval of the Bank’s board of directors.

•
The Bank is required to adopt a written plan to reduce the Bank’s risk position in each asset in excess of $1,000,000 which is more than 90 days delinquent or classified “Substandard” or “Doubtful” in the ROE.

•	The Bank may not declare or pay any dividend without the prior written consent of the Regional Director of the FDIC and the Chief Deputy Commissioner of OFIR.
•	Prior to the submission of all Reports of Condition and Income required by the FDIC, the Bank’s board must review the adequacy of the allowance for loan and lease losses.
•	Within 60 days of the effective date of the Consent Order, the Bank is to adopt a written profit plan and comprehensive budget for 2010 and 2011.
•	The Bank is required to provide its shareholder with a copy of the Consent Order. The Bank’s sole shareholder is the Registrant.
•	Within 30 days of the effective date of the Consent Order, the Bank’s board of directors shall have in place a program for monitoring compliance with the Consent Order.
•
While the Consent Order is in effect, the Bank shall furnish quarterly progress reports detailing the actions taken to secure compliance with the Consent Order and the results thereof to the FDIC and OFIR.

A failure to achieve and maintain the capital ratio targets referred to in the Consent Order may result in further adverse regulatory actions, including the imposition of additional restrictions under the FDIC’s Prompt Corrective Action regulations. See Item 1.A. Risk Factors in this Form 10-K.

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

EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase became permanent at the end of 2010 under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”).  Following a systemic risk determination, on October 14, 2008, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”). Under the Transaction Account Guarantee Program of the TLGP, the FDIC temporarily provides a 100% guarantee of the deposits in non-interest-bearing transaction deposit accounts in participating financial institutions. The Bank participated in this program. Consequently, all funds held in non-interest-bearing transaction accounts (demand deposit accounts), Interest on Lawyers Trust Accounts (IOLTAs), and low-interest NOW accounts (defined as NOW accounts with interest rates no higher than 0.50%) with the Bank were covered under this program. This program was extended until December 31, 2010. The Dodd-Frank Act extended unlimited FDIC insurance coverage on non-interest bearing transaction accounts through December 31, 2012. Under the Dodd-Frank Act, low-interest NOW accounts are excluded from the definition of non-interest bearing transaction accounts.

The Dodd-Frank Act is a comprehensive overhaul of the financial services industry legislation and it created the new Bureau of Consumer Financial Protections (“BCFP”). The BCFP and other federal agencies are required to implement new rules and regulations on banks and financial institutions. Compliance with these new rules and regulations may be disruptive to the Corporation’s business and could have a material adverse effect on its business, financial condition, and results of operations.

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

Loans to One Borrower. Michigan law provides that a Michigan commercial bank may not provide loans or extensions of credit to a person in excess of 15% of the capital and surplus of the bank. The limit, however, may be increased to 25% of capital and surplus if approval of two-thirds of the Bank’s board of directors is granted. At December 31, 2010, the Bank’s regulatory limit on loans to one borrower was $12.0 million or $20.0 million for loans approved by two-thirds of the Board of Directors. If the Michigan OFIR determines that the interests of a group of more than one person, co-partnership, association or corporation are so interrelated that they should be considered as a unit for the purpose of extending credit, the total loans and extensions of credit to that group are combined. At December 31, 2010, the Bank did not have any loans with one borrower that exceeded its regulatory limit.

At December 31, 2010, loans that had high loan to value ratios at origination were quantified by management and represented less than 10% of total outstanding loans as of the balance sheet date. Additionally, management quantified all loans (mortgage, consumer and commercial) that required interest only payments as of the balance sheet date and determined that these types of loans were less than 10% of total loans outstanding at December 31, 2010. Based on these facts, management concluded no concentrations of credit risk existed at December 31, 2010.

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

Federal law also affects the ability of a Michigan commercial bank to pay dividends. The FDIC’s prompt corrective action regulations prohibit an insured depository institution from making capital distributions, including dividends, if the institution has a regulatory capital classification of “undercapitalized,” or if it would be undercapitalized after making the distribution.  The FDIC may also prohibit the payment of dividends if it deems any such payment to constitute an unsafe and unsound banking practice.  Under the terms of the Consent Order issued by the FDIC and the Michigan OFIR, the Bank is prohibited from paying dividends without the consent of the FDIC and Michigan OFIR.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized"), and all institutions are assigned one such category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed.  At December 31, 2010, the Bank’s regulatory capital classification was “adequately capitalized.” Although the Bank’s nominal capital ratios are above those required to be considered “well capitalized”, the existence of a written agreement with the FDIC limits the Bank’s capital classification to “adequately capitalized.”

For further discussion regarding the Corporation’s regulatory capital requirements, see Note 13 to the 2010 Consolidated Financial Statements.

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

On February 7, 2011, the FDIC adopted a final rule on deposit insurance assessments, implementing a change in the deposit insurance assessment base, as required by the Dodd-Frank Act. The final rule also changed the assessment rates. Under the new rule, deposit insurance assessments are based on average total assets, less average tangible equity capital instead of average total deposits. Base assessment rates were reduced to between 5 and 9 basis points for institutions in Risk Category I, 14 basis points for institutions in Risk Category II, 23 basis points for institutions in Risk Category III, and 35 basis points for institutions in Risk Category IV. The changes to the assessment base and the base rates become effective April 1, 2011.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged .0102 % of insured deposits on an annualized basis in fiscal year 2010. These assessments will continue until the FICO bonds mature in 2017.

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

The Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is also governed by federal law. Among other restrictions, these loans are generally required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of failure to make required repayment. The Sarbanes-Oxley Act of 2002 generally prohibits the Corporation from extending or maintaining credit, arranging for the extension of credit, or renewing an extension of credit, in the form of a personal loan to or for any director or executive officer (or equivalent thereof), except for extensions of credit made, maintained, arranged or renewed by the Corporation that are subject to the federal law restrictions discussed above.

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

Investment Activities. Since the enactment of the FDIC Improvement Act, all state-chartered FDIC insured banks have generally been limited to activities of the type and in the amount authorized for national banks, notwithstanding state law. The FDIC Improvement Act and the FDIC permit exceptions to these limitations. For example, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than direct equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the DIF.

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

Federal Home Loan Bank.  The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”), one of the 12 regional Federal Home Loan Banks. The FHLBI provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLBI, is required to acquire and hold shares of capital stock in the FHLBI in an amount equal to at least 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLBI, whichever is greater. The Bank was in compliance with this requirement and its investment in FHLBI stock at December 31, 2010 was $11.8 million. The FHLB Banks function as a central reserve bank by providing credit for financial institutions throughout the United States. Advances are generally secured by eligible assets of a member, which include principally mortgage loans and obligations of, or guaranteed by, the U.S. government or its agencies. Advances can be made to the Bank under several different credit programs of the FHLBI. Each credit program has its own interest rate, range of maturities and limitations on the amount of advances permitted based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

Federal Reserve Board.  The Federal Reserve Board regulations require banks to maintain non-interest-earning reserves against their net transaction accounts, nonpersonal time deposits and Eurocurrency liabilities (collectively referred to as reservable liabilities).

Overdraft Regulation.  The Federal Reserve Board amended Regulation E (Electronic Fund Transfers) effective July 1, 2010 to require consumers to opt in, or affirmatively consent, to the institution’s overdraft service for ATM and one-time debit card transactions before overdraft fees may be assessed on the account. Consumers also must be provided a clear disclosure of the fees and terms associated with the institution’s overdraft service.

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

Holding Company Regulation
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

Employees
MBT Financial Corp. has no employees other than its three officers, each of whom is also an employee and officer of Monroe Bank & Trust and who serve in their capacity as officers of MBT Financial Corp. without compensation. As of December 31, 2010, Monroe Bank & Trust had 334 full-time employees and 14 part-time employees.  Monroe Bank & Trust provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services, and a 401(k) plan.

Executive Officers of the Registrant
NAME	AGE	POSITION
H. Douglas Chaffin	55	President & Chief Executive Officer
Donald M. Lieto	55	Executive Vice President, Senior Administration Manager, Monroe Bank & Trust
Scott E. McKelvey	51	Executive Vice President, Senior Wealth Management Officer, Monroe Bank & Trust
James E. Morr	64	Executive Vice President, General Counsel, and Chief Risk Officer, Monroe Bank & Trust; Secretary, MBT Financial Corp.
Thomas G. Myers	54	Executive Vice President & Chief Lending Manager, Monroe Bank & Trust
John L. Skibski	46	Executive Vice President & Chief Financial Officer, Monroe Bank & Trust; Treasurer, MBT Financial Corp.

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

H. Douglas Chaffin was President & Chief Executive Officer in each of the last five years. Donald M. Lieto was Executive Vice President, Senior Administration Manager in each of the last five years. Scott E. McKelvey was Executive Vice President, Senior Wealth Management Officer in 2010, 2009, 2008, and 2007, and Senior Vice President – Downriver Community President in 2007 and 2006. James E. Morr was Executive Vice President, General Counsel and Chief Risk Officer in 2010, 2009, 2008, and 2007 and Executive Vice President, Senior Wealth Management Officer and General Counsel in 2007 and 2006. Thomas G. Myers was Executive Vice President & Chief Lending Manager in each of the last five years. John L. Skibski was Executive Vice President & Chief Financial Officer in each of the last five years.

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

Southeast Michigan and the United States as a whole have gone through a prolonged downward economic cycle from 2007 through 2010. Significant weakness in market conditions adversely impacted all aspects of the economy including the Corporation’s business. In particular, dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, negatively impacted the credit performance of construction loans, which resulted in significant write-downs of assets by many financial institutions. Business activity across a wide range of industries and regions was greatly reduced, and local governments and many businesses experienced serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. In addition, unemployment has been high throughout this period. The business environment was adverse for many households and businesses in the Southeast Michigan market, United States, and worldwide.

Overall, during the past three years, the general business environment has had an adverse effect on the Corporation’s business, and there can be no assurance that the environment will improve significantly in the near term. Unemployment levels remain elevated, housing prices remain depressed, and demand for housing remains weak due to distressed sales and tightened lending standards. Consequently, particularly in the Michigan economy which has been one of the most adversely impacted states in the United States by the current recession, there can be no assurance that the economic conditions will continue to improve in the near term. Furthermore, a worsening of economic conditions would likely exacerbate the adverse effects of these difficult market conditions on the Corporation and others in the financial institutions industry. Continued market stress could have a material adverse effect on the credit quality of the Corporation’s loans, and therefore, its financial condition and results of operations.

The Bank is operating under a Consent Order with its governmental regulators and may be subject to further regulatory enforcement actions.
On July 12, 2010, the Bank agreed to the issuance of a consent order (the “Consent Order”) with the FDIC and the Michigan OFIR requiring the following:
•
The Bank must increase its Tier 1 Leverage ratio to a minimum of 8.0 percent and its Total Risk Based Capital ratio to a minimum of 11 percent within 90 days of the effective date of the Consent Order.

•
The Bank must increase its Tier 1 Leverage ratio to a minimum of 9.0 percent and its Total Risk Based Capital ratio to a minimum of 12 percent within 180 days of the effective date of the Consent Order.

•	The Bank must charge off any loans classified as “Loss” in the Report of Examination (“ROE”) dated October 26, 2009. The Bank completed this prior to December 31, 2009.
•	The Bank may not extend additional credit to any borrower who has uncollected debt to the Bank that has been charged off or is classified as “Loss” in the ROE.
•
The Bank may not extend additional credit to any borrower who has uncollected debt to the Bank  that is classified as “Substandard” or “Doubtful” in the ROE without prior approval of the Bank’s board of directors.

•
The Bank is required to adopt a written plan to reduce the Bank’s risk position in each asset in excess of $1,000,000 which is more than 90 days delinquent or classified “Substandard” or “Doubtful” in the ROE.

•	The Bank may not declare or pay any dividend without the prior written consent of the Regional Director of the FDIC and the Chief Deputy Commissioner of OFIR.
•	Prior to the submission of all Reports of Condition and Income required by the FDIC, the Bank’s board must review the adequacy of the allowance for loan and lease losses.
•	Within 60 days of the effective date of the Consent Order, the Bank is to adopt a written profit plan and comprehensive budget for 2010 and 2011.
•	The Bank is required to provide its shareholder with a copy of the Consent Order. The Bank’s sole shareholder is the Registrant.
•	Within 30 days of the effective date of the Consent Order, the Bank’s board of directors shall have in place a program for monitoring compliance with the Consent Order.
•
While the Consent Order is in effect, the Bank shall furnish quarterly progress reports detailing the actions taken to secure compliance with the Consent Order and the results thereof to the FDIC and OFIR.

As of December 31, 2010, the Bank’s Tier I Leverage Capital and Total Risk Based Capital ratios were 6.17% and 10.15%, respectively, and therefore the Bank had not yet achieved the capital ratio targets set in the Consent Order.  As a result of this, the FDIC and/or the Michigan OFIR may take additional regulatory action against the Bank.

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

We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors including, among others, the ongoing review and grading of the loan portfolio, consideration of our past loan loss experience as well as that of the banking industry, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual credits, and other qualitative and quantitative factors which could affect probable credit losses. We determine the amount of the allowance for loan losses by considering these factors and by using estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on our historical loss experience with additional qualitative factors for various issues, and allocation of specific reserves for special situations that are unique to the measurement period with consideration of current economic trends and conditions, all of which are susceptible to significant change. As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.  Although we believe the level of the allowance for loan losses is appropriate as recorded in the consolidated financial statements, because current economic conditions could continue to deteriorate and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. At December 31, 2010 our allowance for loan losses was $21.2 million, or 2.82% of total loans and 25.98% of non-performing loans, a decrease of $2.9 million compared to our allowance for loan losses of $24.1 million, or 2.83% of total loans and 27.94% of nonperforming loans as of December 31, 2009.

A substantial portion of our loan portfolio is sensitive to real estate values, and declining real estate prices in our markets have resulted in increases in delinquencies and losses on certain segments of our portfolio.  As of December 31, 2010, more than 85% of the Bank’s loan portfolio was secured by real estate.  Taken together with the general economic downturn in our key markets, the effects of ongoing mortgage market turbulence, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further reductions in real estate values, which may adversely affect the value of collateral securing mortgage loans that we hold, mortgage loan originations, and profits on sale of mortgage loans. Continued declines in real estate values and home sales volumes and financial stress on borrowers resulting from job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers and their ability to repay loans from us. A continued sustained economic downturn could adversely affect other portions of our loan portfolio.

At December 31, 2010, $76.7 million or 10.2% of our loans were categorized as commercial loans.  These loans are generally business lines of credit, equipment loans and other business related extensions of credit.  These loans are subject to business risks associated with the specific risks of the borrower as well as the southeast Michigan economy.  Repayment of these loans relies substantially on the profitability and cash flow capacity of the borrower.  Consumer loans totaling $16.4 million, or 2.2% of our total loans at December 31, 2010, are comprised principally of secured and unsecured personal loans such as vehicle loans and unsecured personal lines of credit.  These loans are principally dependent upon the personal income of the borrower as the source of repayment.  Risk of default and nonpayment of these loans rises substantially when there is a general downturn in the economy and borrowers lose their jobs.

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

The Bank has a Current Need for Additional Equity
We lost $11.9 million during the year ended December 31, 2010.  While we believe we may be able to generate profits during 2011, we cannot be certain that we will return to profitability.  Given our recent losses, asset quality issues, and overall financial condition, we must raise additional capital to provide the Corporation and the Bank sufficient capital resources to meet their commitments and business needs.  In addition, the Bank is party to a consent order that was issued by the FDIC and the Michigan OFIR in July, 2010. In connection with the Consent Order, the Bank is required to achieve a Tier 1 leverage ratio of 9% and a Total Risk Based Capital ratio of 12%. At December 31, 2010, the Bank’s Tier 1 leverage ratio was 6.17%, its Tier 1 risk-based ratio was 8.88% and its total risk-based capital ratio was 10.15%.  In order to achieve the required Tier 1 Leverage ratio of 9%, the Bank would have needed approximately $35.4 million in additional Tier 1 equity capital as of December 31, 2010.  While the Corporation, on behalf of the Bank, is attempting to raise the required additional capital, we may not be able to raise the necessary capital on favorable terms, or at all. An inability to raise additional capital on acceptable terms could have a materially adverse effect on our business, financial condition and results of operations. It also could result in the FDIC and/or the Michigan OFIR taking additional regulatory enforcement action against the Bank.

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

Real Estate Market Volatility and Future Changes in Disposition Strategies Could Result in Net Proceeds that Differ Significantly from Other Real Estate Owned (“OREO”) Fair Value Appraisals
The Corporation’s OREO portfolio consists of properties that it obtained through foreclosure or other collection actions in satisfaction of loans. OREO properties are recorded at the lower of the recorded investment in the loans for which the properties served as collateral or estimated fair value, less estimated selling costs. Generally, in determining fair value an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2008 and 2009.

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

Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions both in the United States and around the world. Dramatic declines in the housing market in recent years, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. In light of these current economic conditions, regulatory authorities have been taking actions with respect to the banking industry as a whole, and individual financial institutions in particular, including institutions that are considered well capitalized under applicable regulatory standards. These actions are intended to stabilize and improve the financial condition, risk profile, and capital adequacy of the industry and such financial institutions. Such actions may take the form of an informal understanding or a formal written agreement between the regulatory authority and a financial institution that imposes various requirements on the financial institution. These requirements could include the development of goals, strategies, and plans for improving lending procedures, lowering risk profiles, maintaining specific capital levels, raising capital, and restrictions on dividends, transactions with affiliates, redemption of equity securities, and incurring or refinancing debt.

Under applicable laws, the Federal Reserve Board, the FDIC and the Michigan OFIR have the ability to impose substantial sanctions, restrictions, and requirements on the Bank or the Corporation, if they determine, during an examination or otherwise, that the Bank or the Corporation violated laws or has weaknesses with respect to general standards of safety and soundness. Applicable law prohibits disclosure of specific examination findings by the institution, although formal enforcement actions are routinely disclosed by the regulatory authorities. In July 2010, the Bank agreed to the issuance of a Consent Order requiring the Bank to improve its capital ratios, among other things. Failure to adhere to the requirements could result in more severe restrictions. Generally these enforcement actions can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

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

Overdraft Regulation Could Have an Adverse Effect on the Corporation
The Federal Reserve Board has amended Regulation E (Electronic Fund Transfers) effective July 1, 2010 to require consumers to opt in, or affirmatively consent, to the institution’s overdraft service for ATM and one-time debit card transactions, before overdraft fees may be assessed on the account. Consumers are also provided a clear disclosure of the fees and terms associated with the institution’s overdraft service.

The Bank cannot accept or renew brokered certificates of deposit without a waiver from the FDIC, which could affect the Bank’s liquidity.
While the Bank is subject to its Consent Order with the FDIC and the Michigan OFIR, it cannot be categorized as “well capitalized” regardless of its actual capital ratios. As of December 31, 2010, the Bank is categorized as “adequately capitalized” and cannot renew or accept new brokered deposits without being granted a waiver from the FDIC. It is not likely that the Bank will be granted a waiver. As of December 31, 2010, the Bank had $47.0 million in brokered certificates of deposit, including $22.9 million that mature in 2011. If the Bank is not able to replace the funding provided by the maturing brokered deposits, the Bank’s liquidity position could be materially adversely affected.

The Impact of the New Basel III Capital Standards is Uncertain
In December 2010, the Basel Committee on Banking Supervision published the Basel III global regulatory standards on bank capital adequacy and liquidity. The Basel III accord was developed in response to the global financial crisis. The Basel III rules are intended to be implemented by participating countries for large banks with international activities, and would not apply directly to the Corporation. It is unclear what the impact of the implementation of Basel III may be or what impact a pending alternative approach for non-Basel III U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

The Level of the Commercial Real Estate Loan Portfolio May Subject the Bank to Additional Regulatory Scrutiny
The FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm non-residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital and increased by 50% or more during the prior 36 months. The joint guidance requires heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing. As of December 31, 2010, the Bank did not meet the level of concentration in commercial real estate lending activity that would indicate a need under the regulatory guidance for increased risk assessment.

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

The Corporation and Its Subsidiaries May Not Be Able To Realize the Benefit of Deferred Tax Assets
The Corporation records deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The deferred tax assets can be recognized in future periods dependent upon a number of factors, including the ability to realize the asset through carry back or carry forward to taxable income in prior or future years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. If the Corporation is not able to recognize deferred tax assets in future periods, it could have a material adverse effect on the Corporation’s financial condition and results of operations. As of December 31, 2010, the Corporation’s valuation allowance offset all of its deferred tax assets with the exception of $2.3 million which is primarily related to unrealized losses on investment securities and does not require future taxable income for recovery or settlement.

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

The Corporation Is a Bank Holding Company and Its Sources of Funds Are Limited
The Corporation is a bank holding company, and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of the Corporation is derived primarily from dividends received from the Bank. The Corporation’s ability to receive dividends or loans from its subsidiaries is restricted. Dividend payments by the Bank to the Corporation in the future will require generation of future earnings by the Bank and could require regulatory approval if the proposed dividend is in excess of prescribed guidelines. Further, the Corporation’s right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank’s creditors, including depositors, which will take priority. Under the terms of the Bank’s Consent Order with the FDIC and the Michigan OFIR the Bank is presently prohibited from the payment of dividends without the consent of the FDIC and the Michigan OFIR.

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

The Corporation’s Articles of Incorporation, By-Laws, As Well As Certain Banking Laws May Have an Anti-Takeover Effect
Provisions of the Corporation’s Articles of Incorporation and By-laws, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Corporation, even if doing so would be perceived to be beneficial by the Corporation’s stockholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Corporation’s common stock.

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

The Corporation Cannot Assure You of Its Ability to Pay Dividends in the Future
The Corporation suspended the payment of dividends on August 27, 2009.  The Corporation does not have any plans to reintroduce its quarterly dividend in the near future.  The Corporation relies on dividends from the Bank to pay dividends to shareholders and the Bank is presently prohibited under the terms of its Consent Order with the FDIC and the Michigan OFIR from paying any dividends without regulatory permission.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

MBT Financial Corp. does not conduct any business other than its ownership of Monroe Bank & Trust’s stock. MBT Financial Corp. operates its business from Monroe Bank & Trust’s headquarters facility. Monroe Bank & Trust operates its business from its main office complex, 24 full service branches in the counties of Monroe and Wayne, Michigan, and a mortgage loan origination office in Monroe, Michigan. The Bank owns its main office complex and 23 of its branches. The mortgage loan origination office and one of the Bank’s branches are leased.

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

Item 4. Removed and Reserved

Part II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters, and Issuer Purchases of Equity Securities

On September 8, 2010, the Corporation commenced a private placement offering (the “Private Placement”) of up to 2,500,000 shares of its common stock. During the fourth quarter of 2010, the Corporation sold 213,720 shares of Common Stock pursuant to the Private Placement for total cash consideration of $312,898.

Common stock consists of 17,252,329 shares with a book value of $4.29. No dividends were declared on common stock during 2010.  The common stock is traded on the NASDAQ Global Select Market under the symbol MBTF.  Below is a schedule of the high and low trading price for the past two years by quarter. These prices represent those known to Management, but do not necessarily represent all transactions that occurred.

	2010		2009
	High	Low	High	Low
1st quarter	$2.15	$1.35	$3.15	$1.32
2nd quarter	$4.30	$1.24	$3.05	$1.83
3rd quarter	$2.33	$1.26	$2.40	$2.00
4th quarter	$2.10	$1.42	$2.11	$1.25

Dividends declared during the past three years on a quarterly basis were as follows:

	2010	2009	2008
1st quarter	$-	$0.01	$0.18
2nd quarter	$-	$0.01	$0.18
3rd quarter	$-	$-	$0.09
4th quarter	$-	$-	$0.09

As of December 31, 2010, the number of holders of record of the Corporation’s common shares was 1,220.  The payment of future cash dividends is at the discretion of the Board of Directors and is subject to a number of factors, including results of operations, general business conditions, growth, financial condition, and other factors deemed relevant. Further, the Corporation’s ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the sections captioned “Recent Regulatory Enforcement Actions” and “Bank Regulation-Dividends” in Item 1 above. Given the Corporation’s operating results and need to raise additional capital, Management’s expectation is that the payment of dividends will continue to be suspended for the foreseeable future.

Item 6. Selected Financial Data

The selected financial data for the five years ended December 31, 2010 are derived from the audited Consolidated Financial Statements of the Corporation. The financial data set forth below contains only a portion of our financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Selected Consolidated Financial Data

Dollar amounts are in thousands,
except per share data	2010	2009	2008	2007	2006
Consolidated Statements of Income
Interest Income	$56,586	$71,004	$84,903	$93,551	$95,923
Interest Expense	19,758	29,989	42,514	50,782	49,288
Net Interest Income	36,828	41,015	42,389	42,769	46,635
Provision for Loan Losses	20,500	36,000	18,000	11,407	16,475
Net Interest Income after
Provision for Loan Losses	16,328	5,015	24,389	31,362	30,160
Other Income	19,436	10,480	15,985	15,634	9,542
Other Expenses	44,480	49,774	39,999	37,234	36,308
Income before Provision for Income Taxes	(8,716)	(34,279)	375	9,762	3,394
Provision for Income Taxes	3,183	(102)	(1,317)	2,049	(379)
Net Income	$(11,899)	$(34,177)	$1,692	$7,713	$3,773
Net Income available to Common Shareholders	$(11,899)	$(34,177)	$1,692	$7,713	$3,773

Per Common Share
Basic Net Income	$(0.72)	$(2.11)	$0.10	$0.47	$0.22
Diluted Net Income	(0.72)	(2.11)	0.10	0.47	0.22
Cash Dividends Declared	-	0.02	0.54	0.72	0.70
Book Value at Year End	4.29	5.04	7.49	7.90	8.14
Average Common Shares Outstanding	16,498,734	16,186,478	16,134,570	16,415,425	16,941,432

Consolidated Balance Sheets (Year End)
Total Assets	$1,259,377	$1,383,369	$1,562,401	$1,556,806	$1,566,819
Total Securities	325,000	356,865	466,043	438,058	439,025
Loans, Net of Deferred Loan Fees	753,860	849,910	941,732	1,002,259	998,998
Allowance for Loan Losses	21,223	24,063	18,528	20,222	13,764
Deposits	1,031,893	1,031,791	1,136,078	1,109,980	1,116,057
Borrowings	143,635	258,500	291,500	304,800	300,000
Total Shareholders' Equity	73,998	81,764	120,977	127,447	136,062

Selected Financial Ratios
Return on Average Assets	-0.92%	-2.36%	0.11%	0.50%	0.24%
Return on Average Equity	-14.06%	-29.53%	1.36%	5.77%	2.60%
Net Interest Margin	3.10%	3.06%	2.96%	2.99%	3.12%
Dividend Payout Ratio	0.00%	-0.95%	514.78%	152.40%	313.16%
Allowance for Loan Losses to Period End Loans	2.82%	2.83%	1.97%	2.02%	1.38%
Allowance for Loan Losses to Non Performing Loans	25.98%	27.94%	34.45%	59.60%	61.06%
Non Performing Loans to Period End Loans	10.84%	10.13%	5.71%	3.39%	2.26%
Net Charge Offs to Average Loans	2.89%	3.36%	2.00%	0.49%	1.62%

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

Critical Accounting Policies - The Bank’s Allowance for Loan Losses is a “critical accounting estimate” because it is an estimate that is based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Corporation’s financial condition. These assumptions include, but are not limited to, collateral values and the effect of economic conditions on the financial condition of the Bank’s borrowers. To determine the Allowance for Loan Losses, the Bank estimates losses on all loans that are not classified as non-accrual or renegotiated by applying historical loss rates, adjusted for environmental factors, to those loans. This portion of the analysis utilizes the loss history for the most recent eight quarters, adjusted for qualitative factors including recent delinquency rates, real estate values, and economic conditions. In addition, all loans over $250,000 that are nonaccrual and all loans that are renegotiated are individually tested for impairment. Impairment exists when the carrying value of a loan is greater than the realizable value of the collateral pledged to secure the loan or the presented value of the cash flow of the loan. Any amount of monetary impairment is included in the Allowance for Loan Losses. Management is of the opinion that the Allowance for Loan Losses of $21,223,000 as of December 31, 2010 was adequate.

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of fair value or the loan carrying amount at the date of foreclosure. Subsequent to foreclosure, appraisals or other independent valuations are periodically obtained by Management and the assets are carried at the lower of carrying amount or fair value less costs to sell.

Income tax accounting standards require companies to assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all evidence using a “more likely than not” standard. We reviewed our deferred tax asset, considering both positive and negative evidence and analyzing changes in near term market conditions as well as other factors that may impact future operating results. Significant negative evidence is our net operating losses for 2008 and 2009, combined with a difficult economic environment and uncertainty in the timing of a meaningful economic recovery in southeast Michigan. Positive evidence includes our history of strong earnings prior to 2008, our strong capital position, our improving net interest margin, and our non interest expense control initiatives. Based on our analysis of the evidence, we believed that it was appropriate to establish a valuation allowance in the amount of $13.8 million against our deferred tax asset of $17 million as of December 31, 2009. Following our third consecutive net operating loss in 2010, we decided to record an expense of $3.2 million to increase the valuation allowance to the full amount of the deferred tax asset as of December 31, 2010.

The Bank owns three pooled Trust Preferred Collateralized Debt Obligations in its investment securities portfolio. Due to the lack of an active market for securities of this type, the Bank utilizes an independent third party valuation firm to calculate fair values based on discounted projected cash flows in accordance with the appropriate standards. This valuation analysis includes a determination of the portion of the fair value impairment that is the result of credit losses. The portion of the impairment that is the result of credit losses is recognized in earnings as Other Than Temporary Impairment and the impairment related to all other factors is recognized in Other Comprehensive Income.

Recent Accounting Pronouncements – No recent accounting pronouncements are expected to have a significant impact on the Corporation’s financial statements. Accounting Standards Update 2010-20 (ASU 2010-20), “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” was issued by the Financial Accounting Standards Board (FASB) in July 2010. ASU 2010-20 provides new authoritative accounting guidance under ASC Topic 310, “Receivables,” amending prior guidance to provide expanded disclosures focused around segments and classes of financing receivables (loans). The additional disclosures will include details on our past due loans and credit quality indicators. For public entities, ASU 2010-20 disclosures of period-end balances are effective for interim and annual reporting periods on or after December 15, 2010. The new guidance did not have a material impact on the Company’s statements of income and financial condition. The expanded disclosures required under ASU 2010-20 are included in the Note 5 to the Company’s consolidated financial statements. Disclosures related to activity that occurs during the reporting period are required for interim and annual reporting periods beginning on or after December 15, 2010. The Corporation will adopt the disclosures related to the activity that occurs during the reporting period beginning with out March 31, 2011 consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends the fair value disclosure guidance.  The amendments include new disclosures and changes to clarify existing disclosure requirements.  ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The impact of ASU 2010-06 on the Company’s disclosures is reflected in Note 19 (Fair Value Disclosures) of the consolidated financial statements.

Results of Operations

Comparison of 2010 to 2009 – The Net Loss decreased from a $34.2 million in 2009 to $11.9 million in 2010 due to significant decreases in the Provision for Loan Losses and non interest expenses. In addition, the Corporation experienced Other Than Temporary Impairment charges in its investment portfolio in 2009, which caused the non interest income to increase in 2010. The primary source of earnings for the Bank is its net interest income, which decreased $4.2 million, or 10.2% compared to 2009. Net interest income decreased even though the net interest margin improved from 3.06% to 3.10% because the average earning assets decreased $154.3 million, or 11.5%. The main reason for the decrease in earning assets and the improvement in the net interest margin was the retirement of $115.0 million of high cost borrowings from the Federal Home Loan Bank of Indianapolis in May, 2010. Economic conditions began to slowly improve in southeast Michigan, but loan demand remained weak and total loans decreased $96.1 million, or 11.3% during 2010. The low loan demand and some investment securities sales enabled to Bank decrease the amount of the Bank’s funding from higher cost borrowings, which decreased our cost of funds, resulting in the increase in the net interest margin. Interest income decreased $14.4 million during 2010 as the yield on earnings assets decreased from 5.30% to 4.77%, while the amount of earning assets decreased from $1.34 billion to $1.19 billion. Interest expense decreased $10.2 million compared to 2009 as the average amount of interest bearing liabilities decreased $138.5 million and the cost of the interest bearing liabilities decreased from 2.48% in 2009 to 1.85% in 2010. The decrease in the average cost of funds was due to the historically low level of market interest rates throughout the year and because most of the reduction in the outstanding balances of interest bearing liabilities occurred in reduction in the balances of higher cost borrowed funds.

The provision for loan loss expense decreased 43.1%, from $36.0 million in 2009 to $20.5 million in 2010. The decrease in the provision expense was possible because the credit quality of the loan portfolio stabilized and the amount of net charge offs decreased from $30.5 million in 2009 to $23.3 million in 2010. Although the net charge offs exceeded the provision by $2.8 million, causing a reduction of that amount in the Allowance for Loan Losses, the Allowance as a percent of loans only decreased from 2.83% as of December 31, 2009 to 2.82% as of December 31, 2010.

Other income increased from $10.5 million in 2009 to $19.4 million in 2010. The amount of wealth management fee income increased 7.6% from $3.8 million in 2009 to $4.0 million in 2010, primarily due to estate settlement fees. Service charges and other fees on deposit accounts decreased $0.5 million, or 8.5% due to a significant decrease in the amount of NSF activity. The Bank sold a large portion of its investment portfolio in 2010 to generate the cash needed to payoff its advances from the Federal Home Loan Bank of Indianapolis. Investment securities sales produced a gain of $3.3 million in 2010, which was $4.2 million, or 56.1% less than the gain produced by a portfolio restructuring in 2009. In 2009, The Company also recorded a charge to earnings of $11.8 million to recognize the Other Than Temporary Impairment (OTTI) of pooled trust preferred collateralized debt obligations (TruP CDOs) held in the Bank’s investment portfolio. There was no additional OTTI in 2010, and as a result, non interest income increased by $11.8 million. Mortgage loan origination activity increased in 2010 as borrowers took advantage of the low rate environment to refinance, and mortgage loan origination income increased $245,000, or 51.8%. Income on Bank Owned Life Insurance policies increased $451,000, or 30.2% as a reduction in the benefit payable to participating officers and directors allowed the Bank to record more of the increase in the cash surrender value as income. Other non interest income increased $864,000, or 26.2% due to higher ATM and debit card interchange income and higher rental income on Other Real Estate Owned (OREO).

Other expenses decreased $5.3 million, or 10.6% compared to 2009 due to cost control efforts and a significant reduction in losses and write downs of OREO properties as the decline in property values began to abate. Salaries and benefits decreased $1.6 million or 7.9% as salaries and wages decreased $0.9 million due to the reduction in fulltime equivalent employees from 362 as of December 31, 2009 to 342 as of December 31, 2010, and the elimination of the bonus program in 2010. Employee benefits decreased $0.7 million due to the elimination of the matching contribution to the 401(k) plan after the first quarter of 2010 and lower health insurance costs due to the decrease in staff. Occupancy expense decreased $393,000, or 12.1% primarily due to lower maintenance expense as the utilization of outsourced janitorial services was decreased. Professional fees increased $0.6 million, or 37.9% in 2010 due to increased legal fees and other collection related services. Losses on sales and write downs of OREO decreased from $10.5 million in 2009 to $3.7 million in 2010 as the rapid decrease in real estate values experienced in 2009 appears to have slowed considerably. FDIC deposit insurance assessments increased $254,000, or 8.8% due to an increase in the Bank’s assessment rate as the result of the change in the Bank’s risk rating in 2010. Other expenses decreased from $4.5 million in 2009 to $3.9 million in 2010 due to lower ATM and debit card processing costs and lower state taxes.

The Corporation’s net loss for 2010, before the provision for income taxes was $8.7 million, a decrease of $25.6 million from the reported pre tax loss of $34.3 million in 2009. In 2009, we established a valuation allowance of $13.8 million against our $17 million Deferred Tax Asset (DTA), and as a result, only recorded a tax benefit of $102,000 on our pre tax loss of $34.3 million. In 2010, we decided to record a tax expense of $3.2 million to increase the DTA valuation allowance to the full amount of the DTA. This resulted in a net loss of $11.9 million in 2010, compared to a net loss of $34.2 million in 2009.

Comparison of 2009 to 2008 - Net Income decreased from a profit of $1.7 million in 2008 to a loss of $34.2 million in 2009 due to significant increases in the Provision for Loan Losses, increases in deposit insurance assessments by the FDIC, losses on the sales and write downs of other real estate due to the overall decline in real estate values, and other expenses related to the decline in asset quality. In addition, the Corporation experienced Other Than Temporary Impairment charges in its investment portfolio. The primary source of earnings for the Bank is its net interest income, which decreased $1.4 million, or 3.2% compared to 2008. Net interest income decreased even though the net interest margin improved from 2.96% to 3.06% because the average earning assets decreased $89.3 million, or 6.1%. Economic conditions remained weak throughout southeast Michigan even though the rest of the country began to see some improvement in 2009, and loan demand decreased. As a result of the low loan demand and the low interest rate environment, we were able to decrease the amount of the Bank’s funding from higher cost certificates of deposit and non deposit borrowings. This change in our funding structure enabled us to decrease our cost of funds more than our yield on earning assets, resulting in the increase in the net interest margin. Interest income decreased $13.9 million during 2009 as the yield on earnings assets decreased from 5.94% to 5.30%, while the amount of earning assets was decreased from $1.43 billion to $1.34 billion. Interest expense decreased $12.5 million compared to 2008 as the amount of interest bearing liabilities decreased $67.4 million and the cost of the interest bearing liabilities decreased from 3.33% in 2008 to 2.48% in 2009. The decrease in the average cost of funds was due to the historically low level of market interest rates throughout the year and because most of the reduction in the outstanding balances of interest bearing liabilities occurred in reduction in the balances of higher cost certificates of deposit and borrowed funds.

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

Other income decreased to $10.5 million in 2009 from $16.0 million in 2008. The amount of wealth management assets under management declined due to lower market values of investments and a decrease in account balances. This caused the wealth management fee income to decrease 13.1% from $4.3 million in 2008 to $3.8 million in 2009. Service charges and other fees on deposit accounts decreased $0.6 million, or 9.2% due to a significant decrease in the amount of NSF activity. The Bank restructured its investment portfolio in 2009, selling debt and mortgage backed securities issued by Fannie Mae and Freddie Mac and reinvesting most of the proceeds in mortgage backed securities issued by Ginnie Mae. This activity reduced the regulatory risk weighting of these assets from 20% to 0%, and produced net gains on sales of $7.4 million, an increase of $7.0 million over the net gains realized in 2008. The Corporation also recorded a charge to earnings of $11.8 million to recognize the OTTI of TruP CDOs held in the Bank’s investment portfolio. Income on Bank Owned Life Insurance policies increased $103,000, or 7.4% due to improved policy yields and lower policy costs resulting from changing carriers on some of the policies. Other non interest income increased $257,000, or 8.4% primarily due to higher ATM and debit card interchange income.

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

The Company’s net loss for 2009, before the provision for income taxes was $34.3 million, a decrease of $34.7 million from the reported net income of $375,000 in 2008. Due to our Allowance for Loan Losses, our write downs of OREO, and our OTTI charges, our Deferred Tax Asset (DTA) was $17 million at the end of 2009. We reviewed our deferred tax asset, considering both positive and negative evidence and analyzing changes in near term market conditions as well as other factors that may impact future operating results. Significant negative evidence is our net operating losses for 2008 and 2009, combined with a difficult economic environment and uncertainty in the timing of a meaningful economic recovery in southeast Michigan. Positive evidence includes our history of strong earnings prior to 2008, our strong capital position, our improving net interest margin, and our non interest expense control initiatives. Based on our analysis of the evidence, we established a $13.8 million valuation allowance for this DTA. As a result, we recorded a total tax benefit of $102,000 in 2009, compared to our tax benefit of $1.3 million in 2008. The Company’s net loss for 2009 was $34.2 million, compared to a net income of $1.7 million in 2008.

Earnings for the Bank are usually highly reflective of the Net Interest Income. Economic conditions deteriorated rapidly in 2008, and the Federal Open Market Committee (FOMC) of the Federal Reserve lowered the fed funds rate seven times, bringing it to 0-0.25%, where it remained throughout 2009 and 2010. This caused the yield curve shape to move from inverted in 2008 to a very steep, positive slope in 2009 and through 2010. The Fed extended its quantitative easing program in 2010 in an attempt to keep longer term market rates low and encourage borrowing and fight deflation. Loan and investment yields follow long term market yields, and the yield on our loans decreased from 6.35% in 2008 to 5.84% in 2009 and 5.70% in 2010. The yields on our investment securities also decreased each year, from 5.07% in 2008 to 4.16% in 2009 and 2.78% in 2010. In the current environment of historically low interest rates, we have been reinvesting our investment portfolio cash flow into shorter maturity securities and maintaining large cash reserves, which contributed to the decline in the investment yield in 2010. The investment portfolio restructuring in 2009, which reduced the risk weighting of our assets and prevented an increase in extension risk, caused the decline in investment yields in 2009. Funding costs are more closely tied to the short term rates, and the average cost of our deposits decreased from 2.43%% in 2008 to 1.70% in 2009 and to 1.28% in 2010. Borrowed funds costs are primarily based on the 3 month LIBOR, which also decreased sharply in 2008 and 2009 before leveling off in 2010. As a result our average cost of borrowed funds decreased from 5.08% in 2008 to 4.30% in 2009 and to 3.52% in 2010. This caused our net interest margin to increase slightly from 2.96% in 2008 to 3.06% in 2009 and to 3.10% in 2010. The average cost of interest bearing deposits was 1.49%, 1.94%, and 2.78%, for 2010, 2009, and 2008, respectively. The following table shows selected financial ratios for the same three years.

	2010	2009	2008
Return on Average Assets	-0.92%	-2.36%	0.11%
Return on Average Equity	-14.06%	-29.53%	1.36%
Dividend Payout Ratio	0.00%	-0.95%	514.78%
Average Equity to Average Assets	6.54%	8.00%	8.07%

Balance Sheet Activity – Due to the poor asset quality and the losses recorded in 2009 and 2010, the Bank has faced increased regulatory scrutiny. In 2009, the Corporation began to focus its balance sheet strategy on restricting asset growth and actively managing capital. During the year, assets decreased $179.0 million, or 11.5% as the Bank used loan and investment maturities to fund decreases in deposits and borrowings. This continued throughout 2010, with assets decreasing another $124.0 million, or 9.0%, and total borrowed funds decreasing 44.4% from $258.5 million to $143.6 million. Typically excess funds are invested overnight in federal funds sold through our correspondent banks, but the current effective yield on those transactions is below the FOMC target of 0.25%, and the Federal Reserve is paying the target rate on deposits; therefore we increased our deposit balances with the Federal Reserve Bank, which is reflected in the increase of $21.2 million, or 41.4%, in the Bank’s balances in interest bearing accounts due from banks. The investment portfolio primarily consists of mortgage backed securities issued by GNMA, and debt securities issued by U.S government agencies and states and political subdivisions. During 2010 the remaining corporate debt issued by regional banking companies that was held in our portfolio either matured or was sold. We also hold some pooled trust preferred securities issued by banks and insurance companies. Due to the lack of an active market for pooled trust preferred collateralized debt obligations (TruP CDOs), we utilize an independent third party to value that portion of our investment portfolio. Based on these third party valuations, the values of these securities are significantly below our cost, and in 2009 we recognized OTTI on two of the four bonds we owned. In 2010 we sold one of the impaired bonds for the value that we had written it down to in 2009, and the fair values of each of the three remaining trust preferred CDOs improved during 2010, and no additional impairment was recognized. Our loan portfolio decreased $96.1 million as the slowly recovering economic conditions hampered local loan demand. We expect the loan portfolio to continue to decrease in the first half of 2011 before stabilizing. Deposits were unchanged at $1.032 billion in 2010. We continued to allow our brokered certificates of deposit to mature without being renewed and replaced that funding with in market deposit growth. We reduced our total brokered CDs from $63.2 million at December 31, 2009 to $47.0 million at December 31, 2010. We also did not replace our maturing FHLB advances, bringing the total amount of this funding down from $228.5 million at December 31, 2009 to $113.5 million at December 31, 2010. This change in the funding structure, along with the decrease in interest rates, contributed to the decrease in interest expense in 2010.

Asset Quality - The Corporation uses an internal loan classification system as a means of tracking and reporting problem and potential problem credit assets. Loans that are rated one to four are considered “pass” or high quality credits, loans rated five are “watch” credits, and loans rated six and higher are “problem assets”, which includes non performing loans. Non performing assets include all loans that are 90 days or more past due, non accrual loans, Other Real Estate Owned (OREO), and renegotiated debt. Asset quality began to weaken in 2007 and problem assets increased from $136.9 million, or 8.8% of total assets at December 31, 2008 to $156.0 million, or 11.3% of total assets at December 31, 2009. Throughout 2010, economic conditions in southeast Michigan improved slightly, but lagged the slow national recovery, with above average unemployment, still decreasing commercial property values, and high foreclosure rates. As a result problem assets increased slightly to $160.0 million, or 12.7% of total assets at December 31, 2010.

The Corporation monitors the Allowance for Loan and Lease Losses (ALLL) and the values of the OREO each quarter, making adjustments when necessary. We believe that the ALLL adequately provides for the losses in the portfolio and that the reported OREO value is accurate as of December 31, 2010. We expect the recovery of the local economic environment to continue to lag the recovery experienced by the rest of the country in 2011. This may result in continued high unemployment and low property values in our market area. However, loans that are 30-89 days past due and still accruing interest decreased from $25.0 million, or 2.94% of loans, as of December 31, 2009 to $18.8 million, or 2.50% of loans as of December 31, 2010. Delinquency is one of the indications of potential problems with a loan, and this decrease in early delinquencies may be an indication that problem asset growth may end and we may see some improvement in problem assets in 2011. We also expect the provision for loan losses to improve again in 2011, but still remain above our normal levels.

Cash Flow – Cash flows provided by operations increased compared to 2009 due to the smaller loss and the smaller increase in interest receivable. The increase in the interest receivable was smaller due to the smaller loan portfolio and the lower interest rates on loans and other interest earning assets. Cash flows provided by investing activities decreased from $163.4 million in 2009 to $117.7 million in 2010 because less securities portfolio maturities and sales were used to offset deposit outflow. Cash used for financing activity decreased from $138.9 million in 2009 to $113.5 million in 2010 because deposits grew slightly in 2010, compared to the decrease of $104.3 million in 2010. In 2010, $115.0 million was used to pay off advances from the Federal Home Loan Bank of Indianapolis. Total cash and cash equivalents increased $16.7 million in 2010 as the Corporation continued to maintain a high level of liquidity due to the current economic and interest rate environment.

Liquidity and Capital - The Corporation has maintained sufficient liquidity to allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, a Federal funds line that has been established with a correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. The Federal Reserve Bank discount window, which also allows us to pledge securities and loans as collateral for borrowings, is only available to us under the secondary credit program, and therefore is no longer part of our liquidity planning process. As of December 31, 2010, the Bank utilized $113.5 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and none of its $25 million federal funds line with its correspondent bank.

Total stockholders’ equity of the Corporation was $74.0 million at December 31, 2010 and $81.8 million at December 31, 2009. Although the stockholders’ equity decreased $7.8 million during the year, the ratio of equity to assets was unchanged at 5.9% as of December 31, 2009 and 2010. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These regulatory standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be “well capitalized” if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, the Leverage Capital Ratio is at least 5%, and the Bank is not subject to any written agreements or order issued by the FDIC pursuant to Section 8 of the Federal Deposit Insurance Act.

The following table summarizes the capital ratios of the Corporation:

	December 31, 2010	December 31, 2009	Minimum to be Well Capitalized
Tier 1 Leverage Ratio	6.24%	6.27%	5%
Tier 1 Risk based Capital	8.97%	8.95%	6%
Total Risk Based Capital	10.24%	10.21%	10%

At December 31, 2010 and December 31, 2009, the Bank exceeded the minimum ratios to be considered “well capitalized”. However, since July 22, 2010 the Bank has been operating under a Consent Order with the FDIC, and as of December 31, 2010, the Bank is considered to be “Adequately Capitalized” under the regulatory standards. The Consent Order from the FDIC is a written agreement the Bank has with its regulators requiring, among other things, improvement in our capital ratios and asset quality.  As a part of this written agreement, the Bank agreed to take certain actions to improve the Bank's credit administration and developed a written plan to target a minimum Tier 1 Leverage Capital ratio of 9% and a Total Risked Based Capital ratio of 12%. The Bank’s Tier 1 Leverage Capital ratio decreased from 6.21% at December 31, 2009 to 6.17% at December 31, 2010. The Total Risk Based Capital ratio increased from 10.14% at December 31, 2009 to 10.15% at December 31, 2010. In response to the Consent Order, the Company commenced a Private Placement Memorandum (PPM) offering of debt and equity securities in the third quarter of 2010. The offering, which was scheduled to terminate on December 31, 2010, was extended by the Company until March 31, 2011. The PPM offering raised $1.4 million in 2010, of which $1.2 million was invested in the stock of the Bank. The Company does not expect to attain the 9% Tier 1 Leverage Ratio or the 12% Total Risk Based capital ratio targets set forth in the Consent Order during 2011 without additional new capital. The Board of Directors is seeking shareholder approval to amend the Articles of Incorporation to increase the number of common shares authorized and to authorize preferred shares.

The following table shows the investment portfolio for the last three years (000s omitted).

	Held to Maturity
	December 31, 2010		December 31, 2009		December 31, 2008
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agency and corporation obligations	$6	$6	$6	$6	$7	$7

Securities issued by states and political subdivisions in the U.S.	23,798	23,836	36,427	36,411	46,833	46,036

Total	$23,804	$23,842	$36,433	$36,417	$46,840	$46,043

Pledged securities	$4,502	$4,544	$5,089	$5,129	$6,406	$6,405

	Available for Sale
	December 31, 2010		December 31, 2009		December 31, 2008
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agency and corporation obligations (excluding mortgage-backed securities)	$266,773	$267,035	$256,483	$254,628	$322,767	$329,671

Securities issued by states and political subdivisions in the U.S.	14,881	14,725	35,117	35,637	40,999	41,114

Trust Preferred CDO Securities	9,563	5,188	13,485	7,215	25,132	19,371

Corporate Debt Securities	-	-	8,383	7,509	15,170	13,516

Other domestic securities (debt and equity)	2,553	2,417	2,553	2,357	2,386	2,445

Total	$293,770	$289,365	$316,021	$307,346	$406,454	$406,117

Pledged securities	$139,278	$140,032	$232,220	$231,182	$251,525	$257,054

The following table shows average daily balances, interest income or expense amounts, and the resulting average rates for interest earning assets and interest bearing liabilities for the last three years. Also shown are the net interest income, total interest rate spread, and the net interest margin for the same periods.

	Years Ended December 31,
	2010			2009			2008
	Average	Interest		Average	Interest		Average	Interest
	Daily	Earned	Average	Daily	Earned	Average	Daily	Earned	Average
(Dollars in Thousands)	Balance	or Paid	Yield	Balance	or Paid	Yield	Balance	or Paid	Yield
Investments
Interest Bearing Balances Due From Banks	$49,972	$131	0.26%	$30,161	$89	0.30%	$3,368	$29	0.86%
Obligations of US Government Agencies	258,859	7,888	3.05%	283,030	12,572	4.44%	313,283	16,073	5.13%
Obligations of States & Political Subdivisions1	48,614	1,955	4.02%	82,523	3,358	4.07%	76,862	3,390	4.41%
Other Securities	22,405	602	2.69%	39,549	2,076	5.25%	48,459	2,903	5.99%
Total Investments	379,850	10,576	2.78%	435,263	18,095	4.16%	441,972	22,395	5.07%

Loans
Commercial	554,474	31,384	5.66%	619,198	35,217	5.69%	670,473	41,757	6.23%
Mortgage	171,417	9,021	5.26%	192,881	10,944	5.67%	210,427	12,679	6.03%
Consumer	80,702	5,605	6.95%	93,274	6,748	7.23%	102,682	8,036	7.83%
Total Loans2	806,593	46,010	5.70%	905,353	52,909	5.84%	983,582	62,472	6.35%

Federal Funds Sold	-	-	n/a	-	-	n/a	4,333	36	0.83%
Total Interest Earning Assets	1,186,443	56,586	4.77%	1,340,616	71,004	5.30%	1,429,887	84,903	5.94%

Cash & Non Interest Bearing Due From Banks	17,239			17,748			20,420
Interest Receivable and Other Assets	100,620			105,067			97,412
Total Assets	$1,304,302			$1,463,431			$1,547,719

Savings Accounts	$114,657	$300	0.26%	$106,446	$343	0.32%	$95,546	$183	0.19%
NOW Accounts	103,236	545	0.53%	92,544	637	0.69%	82,031	668	0.81%
Money Market Deposits	266,139	983	0.37%	279,329	1,962	0.70%	293,797	6,115	2.08%
Certificates of Deposit	395,887	11,266	2.85%	450,056	15,044	3.34%	494,962	19,870	4.01%
Federal Funds Purchased	3	-	0.00%	381	1	0.26%	18,364	466	2.54%
Repurchase Agreements	30,000	1,388	4.63%	30,000	1,388	4.63%	32,008	1,474	4.61%
FHLB Advances	159,185	5,276	3.31%	248,837	10,614	4.27%	258,303	13,738	5.32%
Total Interest Bearing Liabilities	1,069,107	19,758	1.85%	1,207,593	29,989	2.48%	1,275,011	42,514	3.33%

Non-interest Bearing Deposits	141,409			129,789			136,918
Other Liabilities	9,998			11,490			10,921
Total Liabilities	1,220,514			1,348,872			1,422,850

Stockholders' Equity	83,788			114,559			124,869

Total Liabilities & Stockholders' Equity	$1,304,302			$1,463,431			$1,547,719

Net Interest Income		$36,828			$41,015			$42,389

Interest Rate Spread			2.92%			2.82%			2.61%

Net Interest Income as a percent of average earning assets			3.10%			3.06%			2.96%

1Interest income on Obligations of States and Political Subdivisions is not on a taxable equivalent basis.

2Total Loans excludes Overdraft Loans, which are non-interest earning. These loans are included in Other Assets. Total Loans includes nonaccrual loans. When a loan is placed in nonaccrual status, all accrued and unpaid interest is charged against interest income. Loans on nonaccrual status do not earn any interest.

The following table summarizes the changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities for the period indicated:

	Years Ended December 31,
	2010 versus 2009			2009 versus 2008			2008 versus 2007
	Changes due to			Changes due to			Changes due to
	increased (decreased)			increased (decreased)			increased (decreased)
(Dollars in Thousands)	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net
Interest Income
Investments
Interest Bearing Balances Due From Banks	$(16)	$59	$43	$(169)	$229	$60	$(141)	$161	$20
Obligations of US Government Agencies	(3,610)	(1,074)	(4,684)	(1,949)	(1,552)	(3,501)	(735)	(110)	(845)
Obligations of States & Political Subdivisions	(23)	(1,380)	(1,403)	(282)	250	(32)	235	(22)	213
Other Securities	(574)	(901)	(1,475)	(293)	(534)	(827)	(34)	879	845
Total Investments	(4,223)	(3,296)	(7,519)	(2,693)	(1,607)	(4,300)	(675)	908	233

Loans
Commercial	(153)	(3,680)	(3,833)	(3,355)	(3,185)	(6,540)	(6,928)	602	(6,326)
Mortgage	(705)	(1,218)	(1,923)	(678)	(1,057)	(1,735)	(27)	(674)	(701)
Consumer	(233)	(910)	(1,143)	(552)	(736)	(1,288)	(580)	(1,166)	(1,746)
Total Loans	(1,091)	(5,808)	(6,899)	(4,585)	(4,978)	(9,563)	(7,535)	(1,238)	(8,773)

Federal Funds Sold	-	-	-	-	(36)	(36)	(189)	81	(108)
Total Interest Income	(5,314)	(9,104)	(14,418)	(7,278)	(6,621)	(13,899)	(8,399)	(249)	(8,648)

Interest Expense
Savings Accounts	(69)	26	(43)	139	21	160	(30)	0	(30)
NOW Accounts	(166)	74	(92)	(117)	86	(31)	366	49	415
Money Market Deposits	(886)	(93)	(979)	(3,852)	(301)	(4,153)	(3,960)	245	(3,715)
Certificates of Deposit	(1,967)	(1,811)	(3,778)	(3,023)	(1,803)	(4,826)	(2,080)	(177)	(2,257)
Federal Funds Purchased	1	(1)	-	(8)	(457)	(465)	(483)	431	(52)
Repurchase agreements	-	-	-	6	(92)	(86)	50	(220)	(170)
FHLB Advances	(1,515)	(3,824)	(5,339)	(2,621)	(503)	(3,124)	(2,573)	114	(2,459)
Total Interest Expense	(4,602)	(5,629)	(10,231)	(9,476)	(3,049)	(12,525)	(8,710)	442	(8,268)

Net Interest Income	$(712)	$(3,475)	$(4,187)	$2,198	$(3,572)	$(1,374)	$311	$(691)	$(380)

For a variety of reasons, including volatile economic conditions, fluctuating interest rates, and large amounts of local municipal deposits, we have attempted, for the last several years, to maintain a liquid investment position. The percentage of securities held as Available for Sale was 92.4% as of December 31, 2010 and 89.4% as of December 31, 2009. The percentage of securities that mature within five years was 23.3% as of December 31, 2010 and 15.0% as of December 31, 2009. The following table presents the scheduled maturities for each of the investment categories, and the average yield on the amounts maturing. The yields presented for the Obligations of States and Political Subdivisions are not tax equivalent yields. The interest income on these securities is exempt from federal income tax. The Corporation’s statutory federal income tax rate was thirty-four percent in 2010.

	Maturing
	Within 1 year		1 - 5 years		5 - 10 Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in Thousands)
Obligations of US Government Agencies	$-	0.00%	$55,721	1.34%	$51,616	3.00%	$159,704	3.46%	$267,041	2.93%
Obligations of States & Political Subdivisions	4,591	4.02%	12,714	4.12%	12,560	4.27%	8,658	3.59%	38,523	4.04%
Trust Preferred CDO Securities	-	0.00%	-	0.00%	-	0.00%	5,188	1.25%	5,188	1.25%
Other Securities	-	0.00%	-	0.00%	-	0.00%	2,417	0.00%	2,417	0.00%
Total	$4,591	4.02%	$68,435	1.86%	$64,176	3.25%	$175,967	3.35%	$313,169	3.01%

Our loan policies also reflect our awareness of the need for liquidity.  We have short average terms for most of our loan portfolios, in particular real estate mortgages, the majority of which are normally written for five years or less. The following table shows the maturities or repricing opportunities (whichever is earlier) for the Bank’s interest earning assets and interest bearing liabilities at December 31, 2010. The repricing assumptions shown are consistent with those established by the Bank’s Asset and Liability Management Committee (ALCO). Savings accounts and interest bearing demand deposit accounts are non-maturing, variable rate deposits, which may reprice as often as daily, but are not included in the zero to six month category because in actual practice, these deposits are only repriced if there is a large change in market interest rates. The effect of including these accounts in the zero to six-month category is depicted in a subsequent table. Money Market deposits are also non-maturing, variable rate deposits; however, these accounts are included in the zero to six-month category because they may get repriced following smaller changes in market rates.

	Assets/Liabilities at December 31, 2010, Maturing or Repricing in:
	0 - 6	6 - 12	1 - 2	2 - 5	Over 5	Total
(Dollars in Thousands)	Months	Months	Years	Years	Years	Amount
Interest Earning Assets
US Treas Secs & Obligations of US Gov't Agencies	$98,371	$31,225	$38,166	$33,635	$65,644	$267,041
Obligations of States & Political Subdivisions	10,560	2,288	4,986	8,288	12,401	38,523
Other Securities	2,620	-	2,568	-	2,417	7,605
Commercial Loans	168,626	31,307	79,116	180,011	7,837	466,897
Mortgage Loans	25,830	34,726	23,623	45,987	85,611	215,777
Consumer Loans	34,830	6,856	10,736	15,267	3,497	71,186
Intereset Bearing DFB	72,511	-	-	-	-	72,511
Total Interest Earning Assets	$413,348	$106,402	$159,195	$283,188	$177,407	$1,139,540

Interest Bearing Liabilities
Savings Deposits	$264,369	$-	$-	$-	$-	$264,369
Other Time Deposits	86,323	118,290	93,350	93,205	8,728	399,896
FHLB Advances	113,500	-	-	-	-	113,500
Repurchase Agreements	10,000	-	5,000	-	15,000	30,000
Notes Payable	-	-	-	135	-	135
Total Interest Bearing Liabilities	$474,192	$118,290	$98,350	$93,340	$23,728	$807,900

Gap	$(60,844)	$(11,888)	$60,845	$189,848	$153,679	$331,640
Cumulative Gap	$(60,844)	$(72,732)	$(11,887)	$177,961	$331,640	$331,640

Sensitivity Ratio	0.87	0.90	1.62	3.03	7.48	1.41
Cumulative Sensitivity Ratio	0.87	0.88	0.98	1.23	1.41	1.41

If savings and interest bearing demand deposit accounts were included in the zero to six months category, the Bank’s gap would be as shown in the following table:

	Assets/Liabilities at December 31, 2010, Maturing or Repricing in:
	0-6	6-12	1-2	2-5	Over 5
	Months	Months	Years	Years	Years	Total
Total Interest Earning Assets	$413,348	$106,402	$159,195	$283,188	$177,407	$1,139,540
Total Interest Bearing Liabilities	$693,612	$118,290	$98,350	$93,340	$23,728	$1,027,320

Gap	$(280,264)	$(11,888)	$60,845	$189,848	$153,679	$112,220
Cumulative Gap	$(280,264)	$(292,152)	$(231,307)	$(41,459)	$112,220	$112,220

Sensitivity Ratio	0.60	0.90	1.62	3.03	7.48	1.11
Cumulative Sensitivity Ratio	0.60	0.64	0.75	0.96	1.11	1.11

The amount of loans due after one year with floating interest rates is $211,320,000.

The following table shows the remaining maturity for Certificates of Deposit with balances of $100,000 or more as of December 31 (000s omitted):

	Years Ended December 31,
(Dollars in Thousands)	2010	2009	2008
Maturing Within
3 Months	$20,057	$31,376	$50,991
3 - 6 Months	8,695	12,039	18,888
6 - 12 Months	35,719	13,637	24,775
Over 12 Months	59,266	60,507	38,595
Total	$123,737	$117,559	$133,249

For 2011, we expect the FOMC to keep the fed funds target rate between zero and one-quarter percent until at least the third quarter. Other factors in the economic environment, such as high unemployment and low real estate values, will continue to restrict the opportunities for lending activity in 2011. In the near term, our focus will be on controlling our asset quality, improving our capital position, and maintaining a high level of liquidity while the economic recovery develops. Both the Consent Order entered into by the Bank with the FDIC in July, 2010, and the Bank’s internal capital policy require maintaining higher levels of capital than the federal banking regulators require in order to have a regulatory capital classification of “well capitalized.” Based on our earnings expectations and our current capital levels, we will need to raise capital from external sources in order to reach our desired level of capital. We expect assets to continue to shrink in 2011, but at a lower rate than in 2010, and we plan to continue to reduce our use of non core funding as brokered CDs, FHLB borrowings, and repurchase agreements mature. Due to the decrease in assets and the stable interest rate environment, we expect a small decrease in our net interest income in 2011.

In 2010 our provision for loan losses was significantly less than in 2009, due to a decrease in actual losses recognized and a decrease in the amount of Allowance for Loan Losses required. We believe that our Allowance for Loan Losses provides adequate coverage for the losses in our portfolio, and because we expect asset quality to begin to improve in 2011, we expect that we will be able to maintain the adequacy of the allowance while decreasing our provision for loan losses expense in 2011.

We anticipate that non interest income will decrease significantly due to a reduction in the gains on sales of investment securities. We also may experience a significant decrease in non interest income due to the implementation of some of the provisions of the Dodd Frank Act. We expect non-interest expenses to decrease due to lower losses on OREO sales and write downs and lower OREO holding costs. Non interest expenses will also decrease due to debt prepayment penalties paid in 2010.

The following table shows the loan portfolio for the last five years (000s omitted).

	2010 (a)	2009 (a)	2008 (a)	2007 (a)	2006 (a)
Loans secured by real estate:
Construction and land development	$46,311	$64,520	$98,104	$149,271	$160,566
Secured by farmland (including farm residential and other improvements)	14,084	10,349	10,459	9,792	10,057
Secured by 1-4 family residential properties	246,070	275,557	304,834	317,327	331,775
Secured by multifamily (5 or more) residential properties	23,084	23,730	25,002	11,953	10,124
Secured by nonfarm nonresidential properties	323,351	351,027	352,934	357,622	328,145

Loans to finance agricultural production and other loans to farmers	6,369	7,121	9,763	5,981	3,738

Commercial and industrial loans to U.S. addresses (domicile)	76,782	93,865	109,337	107,156	97,512

Loans to individuals for household, family, and other personal expenditures (includes purchased paper):
Credit cards and related plans	311	362	403	374	377
Other	16,195	21,873	29,728	40,620	55,510

Nonrated industrial development obligations (other than securities) of states and political subdivisions in the U.S.	-	-	-	-	-

Other loans:
Loans for purchasing or carrying securities (secured and unsecured)	-	-	-	25	-
All other loans	330	575	384	707	473
Less: Any unearned income on loans	-	-	-	-	-

Total loans and leases, net of unearned income	$752,887	$848,979	$940,948	$1,000,828	$998,277

Nonaccrual loans	$67,581	$56,992	$47,872	$30,459	$19,152
Loans 90 days or more past due and accruing	$4	$20	$93	$102	$69
Troubled debt restructurings	$14,098	$29,102	$5,811	$3,367	$888

(a)
Loan categories are presented net of deferred loan fees. The presentation in Note 4 to the consolidated financial statements differs from this schedule’s presentation by presenting the loan categories, gross, before deferred loan fees have been subtracted.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if principal or interest is considered doubtful. Interest paid on nonaccrual loans is applied to the principal balance outstanding, so no interest income was recognized on nonaccrual loans in 2010. If the nonaccrual loans outstanding as of December 31, 2010 had been current in accordance with their original terms, the Bank would have recorded $4,691,000 in gross interest income on those loans during 2010.

The following is an analysis of the transactions in the allowance for loan losses:

	Years Ended December 31,
(Dollars in Thousands)	2010	2009	2008	2007	2006
Balance Beginning of Period	$24,063	$18,528	$20,222	$13,764	$13,625

Loans Charged Off (Domestic)
Commercial, Financial, and Agricultural	2,907	7,093	7,591	1,052	1,600
Secured by Real Estate	20,698	24,266	12,036	4,284	14,910
Loans to Individuals	951	635	1,021	1,050	1,867
Recoveries (Domestic)
Commercial, Financial, and Agricultural	220	607	201	730	815
Secured by Real Estate	437	594	250	48	421
Loans to Individuals	559	328	503	659	805
Net Loans Charged Off	23,340	30,465	19,694	4,949	16,336
Provision Charged to Operations	20,500	36,000	18,000	11,407	16,475
Balance End of Period	$21,223	$24,063	$18,528	$20,222	$13,764

Ratio of Net Loans Charged Off to Average Total Loans Outstanding	2.89%	3.36%	2.00%	0.49%	1.62%

The following analysis shows the allocation of the allowance for loan losses:

	Years Ended December 31,
	2010		2009		2008		2007		2006
	$	% of loans	$	% of loans	$	% of loans	$	% of loans	$	% of loans
(Dollars in Thousands)	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans
Balance at end of period applicable to:
Domestic
Commercial, Financial, and Agricultural	$4,573	12.9%	$6,502	13.1%	$3,586	13.8%	$2,436	12.3%	$1,524	11.1%
Real Estate - Construction	3,729	6.1%	2,351	7.6%	2,915	10.4%	3,610	14.9%	2,181	16.1%
Real Estate - Mortgage	12,551	78.8%	14,888	76.6%	11,673	72.6%	13,618	68.7%	9,056	67.1%
Loans to Individuals	370	2.2%	322	2.7%	354	3.2%	558	4.1%	1,003	5.7%
Foreign	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total	$21,223	100.0%	$24,063	100.0%	$18,528	100.0%	$20,222	100.0%	$13,764	100.0%

Each period the provision for loan losses in the income statement results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses.

To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank’s customers, the payment performance of individual loans and pools of homogeneous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price. Year-end nonperforming assets, which include nonaccrual loans, loans ninety days or more past due, renegotiated debt, nonaccrual securities, and other real estate owned, decreased $3.4 million, or 3.1%, from 2009 to 2010. Nonperforming assets as a percent of total assets at year-end increased from 7.9% in 2009 to 8.4% in 2010. The Allowance for Loan Losses as a percent of nonperforming loans at year-end decreased from 27.9% in 2009 to 26.0% in 2010.

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

Contractual Obligations – The following table shows the Corporation’s contractual obligations.

	Payment Due by Period
		Less than	1 - 3	3 - 5	Over 5
(Dollars in Thousands)	Total	1 year	Years	Years	Years
Long Term Debt Obligations	$143,500	$16,500	$100,000	$12,000	$15,000
Operating Lease Obligations	509	241	210	44	14
Salary Continuation Obligations	987	58	116	116	697
Total Contractual Obligations	$144,996	$16,799	$100,326	$12,160	$15,711

Off-Balance Sheet Arrangements – Please see Note 17 to the audited financial statements provided under Item 8 to this Annual Report for information regarding the Corporation’s off-balance sheet arrangements.

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

Each month, ALCO, which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank’s net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of gradual increases or decreases of 100, 200, and 300 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of December 31, 2010 and 2009.

	Base	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Year-End 2010 12 Month Projection
Interest Income	$49,729	$51,198	$52,857	$54,578	$48,599	$47,212	$46,000
Interest Expense	15,040	15,876	16,714	17,544	14,710	14,642	14,621
Net Interest Income	$34,689	$35,322	$36,143	$37,034	$33,889	$32,570	$31,379

Percent Change From Base Projection		1.8%	4.2%	6.8%	-2.3%	-6.1%	-9.5%
ALCO Policy Limit (+/-)		5.0%	7.5%	10.0%	5.0%	7.5%	10.0%

	Base	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Year-End 2009 12 Month Projection
Interest Income	$63,190	$64,713	$66,324	$68,025	$62,290	$60,970	$59,610
Interest Expense	23,254	23,998	24,749	25,494	23,027	22,970	22,939
Net Interest Income	$39,936	$40,715	$41,575	$42,531	$39,263	$38,000	$36,671

Percent Change From Base Projection		2.0%	4.1%	6.5%	-1.7%	-4.8%	-8.2%
ALCO Policy Limit (+/-)		5.0%	7.5%	10.0%	5.0%	7.5%	10.0%

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. At December 31, 2010, the estimated variability of the net interest income under all rate scenarios was within the policy guidelines. At various times during 2010, the estimated variability of the net interest income exceeded the Bank’s established policy limits in the minus 200 and minus 300 basis point rate scenarios. Because current interest rates are at historically low levels, it is not probable that rates would decrease that much, and the ALCO determined that no corrective action was required.

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

	Fair Value at December 31, 2010
	Rates
(Dollars in Millions)	Base	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Assets	$1,287,184	$1,264,426	$1,240,767	$1,217,684	$1,303,459	$1,314,582	$1,324,861
Liabilities	1,179,170	1,156,858	1,135,273	1,114,385	1,200,001	1,214,896	1,217,227
Stockholders' Equity	$108,014	$107,568	$105,494	$103,299	$103,458	$99,686	$107,634

Change in Equity		-0.4%	-2.3%	-4.4%	-4.2%	-7.7%	-0.4%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	10.0%	20.0%	30.0%

	Fair Value at December 31, 2009
	Rates
(Dollars in Millions)	Base	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Assets	$1,421,652	$1,396,696	$1,369,958	$1,343,551	$1,438,458	$1,452,525	$1,468,502
Liabilities	1,276,781	1,251,611	1,227,288	1,203,769	1,298,803	1,317,834	1,327,323
Stockholders' Equity	$144,871	$145,085	$142,670	$139,782	$139,655	$134,691	$141,179

Change in Equity		0.1%	-1.5%	-3.5%	-3.6%	-7.0%	-2.5%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	10.0%	20.0%	30.0%

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank’s equity, in its policy. Throughout 2010, the estimated variability of the economic value of equity was within the Bank’s established policy limits.

Item 8.  Financial Statements and Supplementary Data

Financial Statements and Supplementary Data
See Pages 43 – 72.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
MBT Financial Corp. and Subsidiaries
Monroe, Michigan

We have audited the accompanying consolidated balance sheets of MBT Financial Corp. and Subsidiaries as of December 31, 2010 and December 31, 2009 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. We have also audited the company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MBT Financial Corp. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, MBT Financial Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 20 to the consolidated financial statements, the Corporation has recurring losses from operations and its subsidiary bank is operating under a Consent Order with its primary regulator. Management’s plans in regards to these matters are also described in Note 20.

/s/ Plante & Moran, PLLC
Auburn Hills, Michigan
March 18, 2011

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2010	2009
Assets
Cash and Cash Equivalents (Note 2)
Cash and due from banks
Non-interest bearing	$13,789	$18,448
Interest bearing	72,511	51,298
Total cash and cash equivalents	86,300	69,746

Securities - Held to Maturity (Note 3)	23,804	36,433
Securities - Available for Sale (Note 3)	289,365	307,346
Federal Home Loan Bank stock - at cost	11,831	13,086
Loans held for sale	973	931
Loans - Net (Notes 4 and 5)	731,664	824,916
Accrued interest receivable and other assets (Note 12)	34,207	50,580
Bank Owned Life Insurance (Note 9)	50,664	47,953
Premises and Equipment - Net (Note 6)	30,569	32,378
Total assets	$1,259,377	$1,383,369

Liabilities
Deposits:
Non-interest bearing	$148,208	$135,038
Interest-bearing (Note 7)	883,685	896,753
Total deposits	1,031,893	1,031,791

Federal Home Loan Bank advances (Note 8)	113,500	228,500
Securities sold under repurchase agreements (Note 8)	30,000	30,000
Notes Payable	135	-
Interest payable and other liabilities (Note 9)	9,851	11,314
Total liabilities	1,185,379	1,301,605

Stockholders' Equity (Notes 10, 13 and 15)
Common stock (no par value; 30,000,000 shares authorized, 17,252,329 and 16,210,110 shares issued and outstanding)	2,146	593
Retained Earnings	76,497	88,396
Unearned Compensation	(187)	-
Accumulated other comprehensive loss	(4,458)	(7,225)
Total stockholders' equity	73,998	81,764
Total liabilities and stockholders' equity	$1,259,377	$1,383,369

The accompanying notes are an integral part of these statements.

Consolidated Statements of Income

	Years Ended December 31,
Dollars in thousands	2010	2009	2008
Interest Income
Interest and fees on loans	$46,010	$52,909	$62,472
Interest on investment securities-
Tax-exempt	1,936	3,358	3,390
Taxable	8,508	14,648	18,976
Interest on balances due from banks	132	89	29
Interest on federal funds sold	-	-	36
Total interest income	56,586	71,004	84,903

Interest Expense
Interest on deposits (Note 7)	13,094	17,986	26,835
Interest on borrowed funds	6,664	12,003	15,679
Total interest expense	19,758	29,989	42,514

Net Interest Income	36,828	41,015	42,389
Provision For Loan Losses (Note 5)	20,500	36,000	18,000

Net Interest Income After
Provision For Loan Losses	16,328	5,015	24,389

Other Income
Wealth management income	4,049	3,762	4,329
Service charges and other fees	5,297	5,788	6,371
Net gain on sales of securities	3,260	7,421	422

Other Than Temporary Impairment losses on securities	-	(14,952)	-
Non credit related losses on securities not expected to be sold (recognized in other comprehensive income)	-	3,191	-
Net impairment losses	-	(11,761)	-

Origination fees on mortgage loans sold	718	473	426
Bank owned life insurance income	1,944	1,493	1,390
Other	4,168	3,304	3,047
Total other income	19,436	10,480	15,985

Other Expenses
Salaries and employee benefits (Notes 9 and 15)	19,106	20,740	20,614
Occupancy expense (Note 6)	2,867	3,260	3,591
Equipment expense	3,170	3,069	3,290
Marketing expense	991	1,034	1,253
Professional fees	2,155	1,563	1,635
Collection expense	377	750	601
Net loss on other real estate owned	3,699	10,533	2,737
Other real estate owned expense	2,630	1,437	1,380
FDIC deposit insurance assessment	3,130	2,876	619
Debt prepayment penalties	2,492	-	-
Other	3,863	4,512	4,279
Total other expenses	44,480	49,774	39,999

Income (Loss) Before Provision For Income Taxes	(8,716)	(34,279)	375
Provision For (Benefit From) Income Taxes (Note 12)	3,183	(102)	(1,317)
Net Income (Loss)	$(11,899)	$(34,177)	$1,692

Basic Earnings (Loss) Per Common Share (Note 14)	$(0.72)	$(2.11)	$0.10

Diluted Earnings (Loss) Per Common Share (Note 14)	$(0.72)	$(2.11)	$0.10

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2008	$-	$129,917	$-	$(2,470)	$127,447

Issuance of Common Stock (23,485 shares)	131	-	-	-	131
Equity Compensation	190	-	-	-	190
Dividends declared ($0.54 per share)	-	(8,713)	-	-	(8,713)

Comprehensive income:
Net income	-	1,692	-	-	1,692
Change in net unrealized loss on securities available for sale - Net of tax effect of $(168)	-	-	-	312	312
Reclassification adjustment for gains included in net income - Net of tax effect of $148	-	-	-	(274)	(274)
Change in postretirement liability - Net of tax effect of $(103)	-	-	-	192	192
Total Comprehensive Income					1,922

Balance - December 31, 2008	$321	$122,896	$-	$(2,240)	$120,977

Issuance of Common Stock (61,628 shares)
Restricted stock awards (15,000 shares)	45	-	-	-	45
Other stock issued (46,628 shares)	102	-	-	-	102
Equity Compensation	125	-	-	-	125
Dividends declared ($0.02 per share)	-	(323)	-	-	(323)

Comprehensive income:
Net loss	-	(34,177)	-	-	(34,177)
Change in net unrealized loss on securities available for sale - Net of tax effect of $4,437	-	-	-	(8,240)	(8,240)
Reclassification adjustment for losses included in net income - Net of tax effect of $(1,519)	-	-	-	2,821	2,821
Change in postretirement liability - Net of tax effect of $(234)	-	-	-	434	434
Total Comprehensive Income					(39,162)

Balance - December 31, 2009	$593	$88,396	$-	$(7,225)	$81,764

Issuance of Common Stock (1,042,219 shares)
Restricted stock awards (120,000 shares)	186	-	(216)	-	(30)
Other stock issued (922,219 shares)	1,303	-	-	-	1,303
Equity compensation	64	-	29	-	93

Comprehensive income:
Net loss	-	(11,899)	-	-	(11,899)
Change in net unrealized loss on securities available for sale - Net of tax effect of $(2,669)	-	-	-	4,860	4,860
Reclassification adjustment for losses included in net income - Net of tax effect of $1,109	-	-	-	(2,151)	(2,151)
Change in postretirement liability - Net of tax effect of $(30)	-	-	-	58	58
Total Comprehensive Income					(9,132)

Balance - December 31, 2010	$2,146	$76,497	$(187)	$(4,458)	$73,998

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
Dollars in thousands	2010	2009	2008
Cash Flows from Operating Activities
Net Income (Loss)	$(11,899)	$(34,177)	$1,692
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	20,500	36,000	18,000
Depreciation	2,122	2,228	2,586
(Increase) decrease in net deferred federal income tax asset	3,183	7,087	(1,394)
Net (accretion) amortization of investment premium and discount	1,300	555	(94)
Writedowns on other real estate owned	3,729	7,917	2,545
Net decrease in interest payable and other liabilities	(1,375)	(1,863)	(439)
Net increase in interest receivable and other assets	(67)	(26,101)	(11,742)
Equity based compensation expense	93	125	190
Net (gain) loss on sales of securities	(3,260)	(7,421)	(422)
Other Than Temporary Impairment of investment securities	-	11,761	-
Increase in cash surrender value of life insurance	(1,944)	(1,593)	(1,390)
Net cash provided by (used for) operating activities	$12,382	$(5,482)	$9,532

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$14,070	$31,583	$12,613
Proceeds from maturities and redemptions of investment securities available for sale	69,302	150,050	207,676
Proceeds from sales of investment securities held to maturity	150	-	-
Proceeds from sales of investment securities available for sale	162,252	289,274	65,762
Net (increase) decrease in loans	72,710	61,357	40,833
Proceeds from sales of other real estate owned	6,653	8,211	4,133
Proceeds from sales of other assets	1,300	215	187
Purchase of investment securities held to maturity	(1,582)	(21,170)	(14,715)
Purchase of bank owned life insurance	(1,222)	(1,439)	(1,589)
Proceeds from surrender of bank owned life insurance	455	568	-
Purchase of investment securities available for sale	(206,108)	(353,471)	(298,747)
Purchase of bank premises and equipment	(318)	(1,819)	(2,779)
Net cash provided by investing activities	$117,662	$163,359	$13,374

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$102	$(104,287)	$26,098
Net decrease in short term borrowings	-	-	(13,300)
Proceeds from issuance of long term debt	135	-	-
Net increase in Federal Home Loan Bank borrowings	-	-	5,000
Repayment of Federal Home Loan Bank borrowings	(115,000)	(33,000)	-
Net decrease in securities sold under repurchase agreements	-	-	(5,000)
Issuance of common stock	1,273	147	131
Dividends paid	-	(1,777)	(10,162)
Net cash provided by (used for) financing activities	$(113,490)	$(138,917)	$2,767

Net Increase (Decrease) in Cash and Cash Equivalents	$16,554	$18,960	$25,673

Cash and Cash Equivalents at Beginning of Year (Note 1)	69,746	50,786	25,113
Cash and Cash Equivalents at End of Year (Note 1)	$86,300	$69,746	$50,786

Supplemental Cash Flow Information
Cash paid for interest	$20,135	$30,829	$42,336
Cash paid (refunded) for federal income taxes	$(7,385)	$240	$1,459

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$12,185	$18,296	$13,306
Transfer of loans to other assets	$446	$264	$393
The accompanying notes are an integral part of these statements.

Notes To Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies
The consolidated financial statements include the accounts of MBT Financial Corp. (the “Corporation”) and its wholly owned subsidiary, Monroe Bank & Trust (the “Bank”). The Bank includes the accounts of its wholly owned subsidiary, MB&T Financial Services, Inc. The Bank operates eighteen banking offices and a mortgage loan office in Monroe County, Michigan and seven banking offices in Wayne County, Michigan. The Bank’s primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Corporation’s sole business segment is community banking.

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

BANK PREMISES AND EQUIPMENT
Bank premises and equipment are stated at cost, less accumulated depreciation of $34,971,000 in 2010 and $33,336,000 in 2009. The Bank uses the straight-line method to provide for depreciation, which is charged to operations over the estimated useful lives of the assets.  Depreciation expense amounted to $2,122,000 in 2010, $2,228,000 in 2009, and $2,586,000 in 2008.

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

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

Dollars in thousands	2010	2009	2008
Unrealized gains (losses) on securities available for sale	$(1,145)	$(13,014)	$85
Reclassification adjustment for losses (gains) realized in income	(3,260)	4,340	(422)
Net unrealized losses	$(4,405)	$(8,674)	$(337)
Post retirement benefit obligations	(2,353)	(2,441)	(3,109)
Tax effect	2,300	3,890	1,206
Accumulated other comprehensive loss	$(4,458)	$(7,225)	$(2,240)

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

The weighted average fair value of options granted was $0.45, $0.52, and $1.39, in 2010, 2009, and 2008, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2010, 2009, and 2008: expected option lives of seven years for all three; expected volatility of 35.70%, 25.80%, and 25.90%; risk-free interest rates of 3.36%, 3.38%, and 3.61%; and dividend yields of 3.00%, 4.87%, and 4.87%, respectively.

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
The Bank is required by regulatory agencies to maintain legal reserve requirements based on the level of balances in deposit categories. Cash balances restricted from usage due to these requirements were $4,883,000 and $4,054,000 at December 31, 2010 and 2009, respectively. Cash and due from banks includes certain deposits held at correspondent banks which are fully insured by the FDIC.

(3)	Investment Securities
The following is a summary of the Bank’s investment securities portfolio as of December 31, 2010 and 2009 (000s omitted):

	Held to Maturity
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$6	$-	$-	$6
Obligations of States and Political Subdivisions	23,798	303	(265)	23,836
	$23,804	$303	$(265)	$23,842

	Available for Sale
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$266,773	$2,526	$(2,264)	$267,035
Obligations of States and Political Subdivisions	14,881	49	(205)	14,725
Trust Preferred CDO Securities	9,563	-	(4,375)	5,188
Other Securities	2,553	80	(216)	2,417
	$293,770	$2,655	$(7,060)	$289,365

	Held to Maturity
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$6	$-	$-	$6
Obligations of States and Political Subdivisions	36,427	336	(352)	36,411
	$36,433	$336	$(352)	$36,417

	Available for Sale
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$256,483	$602	$(2,457)	$254,628
Obligations of States and Political Subdivisions	35,117	667	(147)	35,637
Trust Preferred CDO Securities	13,485	-	(6,270)	7,215
Corporate Debt Securities	8,383	-	(874)	7,509
Other Securities	2,553	74	(270)	2,357
	$316,021	$1,343	$(10,018)	$307,346

The amortized cost, estimated market value, and weighted average yield of securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted).

	Held to Maturity			Available for Sale
		Estimated	Weighted		Estimated	Weighted
	Amortized	Market	Average	Amortized	Market	Average
	Cost	Value	Yield	Cost	Value	Yield
Maturing within
1 year	$3,172	$3,192	4.54%	$1,415	$1,419	2.83%
1 to 5 years	9,323	9,522	4.38%	58,861	59,112	1.46%
5 to 10 years	8,162	8,146	4.53%	55,977	56,014	3.06%
Over 10 years	3,147	2,982	4.43%	174,964	170,403	3.33%
Securities with no stated maturity	-	-	0.00%	2,553	2,417	0.00%
	$23,804	$23,842	4.46%	$293,770	$289,365	2.87%

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and management determines that the Company has the intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery in the market value. The fair values of investments with an amortized cost in excess of their fair values at December 31, 2010 and December 31, 2009 are as follows (000s omitted):
December 31, 2010

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$83,030	$2,264	$-	$-	$83,030	$2,264
Obligations of States and Political Subdivisions	12,192	296	1,931	174	14,123	470
Trust Preferred CDO Securities	-	-	5,188	4,375	5,188	4,375
Equity Securities	-	-	324	216	324	216
	$95,222	$2,560	$7,443	$4,765	$102,665	$7,325

December 31, 2009

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$170,584	$2,457	$-	$-	$170,584	$2,457
Obligations of States and Political Subdivisions	14,616	299	5,058	200	19,674	499
Trust Preferred CDO Securities	-	-	1,662	3,078	1,662	3,078
Corporate Debt Securities	-	-	7,509	874	7,509	874
Equity Securities	270	270	-	-	270	270
	$185,470	$3,026	$14,229	$4,152	$199,699	$7,178

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

The Trust Preferred Securities are issued by companies in the financial services industry, including banks, thrifts, and insurance companies. Each of the three securities owned by the Company is in an unrealized loss position. The main reasons for the impairment are the overall decline in market values for financial industry securities and the lack of an active market for these types of securities in particular. In determining that the impairment is not other-than-temporary, the Company analyzed each security’s expected cash flows. The assumptions used in the cash flow analysis were developed following a review of the financial condition of the banks in the pools. The analysis concluded that disruption of our cash flows due to defaults by issuers was currently not expected to occur in two of the three securities owned. Because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2010. As a result of uncertainties in the market place affecting companies in the financial services industry, it is at least reasonably possible that a change in the estimate will occur in the near term.

The Other Than Temporary Impairment (OTTI) analysis of one of the three Trust Preferred CDO securities indicated that its impairment most likely is not temporary. Accounting regulations require entities to split OTTI charges between credit losses, which are charged to earnings, and other impairment, which is charged to Other Comprehensive Income (OCI). As of December 31, 2010, the CDO that has OTTI had an amortized cost of $3,477,000 and a fair value of $1,385,000. The impairment of $2,092,000 includes credit losses of $1,226,000 that were charged to earnings in 2009, and other impairment of $866,000, which was charged to OCI.

Investment securities carried at $144,533,000 and $236,271,000 were pledged or set aside to secure borrowings, public and trust deposits, and for other purposes required by law at December 31, 2010 and December 31, 2009, respectively.

At December 31, 2010, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Bank with an estimated market value of $97,376,000 and securities issued by the Government National Mortgage Association with an estimated market value of $139,748,000. At December 31, 2009, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Bank with an estimated market value of $69,973,000 and securities issued by the Government National Mortgage Association of $151,741,000.

For the years ended December 31, 2010, 2009, and 2008, proceeds from sales of securities amounted to $162,252,000, $289,274,000, and $65,762,000, respectively. Gross realized gains amounted to $3,378,000, $8,529,000, and $630,000, respectively. Gross realized losses amounted to $118,000, $12,869,000, and $208,000, respectively. The tax provision applicable to these net realized gains and losses amounted to $1,108,000, ($1,519,000), and $148,000, respectively.

On April 27, 2010 the Bank sold an Obligation of States and Political Subdivisions investment security that was classified as Held to Maturity. The security sold had a par value of $150,000 and an amortized cost of $151,000. The security was sold for $150,000, resulting in a loss of $1,000 on the sale. The security was sold after being downgraded by a ratings agency following the issuer’s failure to meet debt service coverage requirements.

(4)	Loans
Loan balances outstanding as of December 31 consist of the following (000s omitted):

	2010	2009
Residential real estate loans	$330,325	$374,970
Non residential real estate loans	323,471	351,256
Loans to finance agricultural production and other loans to farmers	6,357	7,113
Commercial and industrial loans	76,701	93,786
Loans to individuals for household, family, and other personal expenditures	16,393	22,071
All other loans (including overdrafts)	330	574
Total loans, gross	$753,577	$849,770
Less: Deferred loan fees and costs	690	791
Total loans, net of deferred loan fees and costs	$752,887	$848,979
Less: Allowance for loan losses	21,223	24,063
	$731,664	$824,916

Non-accrual loans totaled $67,581,000 as of December 31, 2010 and $56,938,000 as of December 31, 2009. Loans ninety days or more past due and still accruing interest were $4,000 as of December 31, 2010 and $20,000 as of December 31, 2009.

Included in Loans are loans to certain officers, directors, and companies in which such officers and directors have 10 percent or more beneficial ownership in the aggregate amount of $16,869,000 and $21,922,000 at December 31, 2010 and 2009, respectively. In 2010, new loans and other additions amounted to $28,787,000, and repayments and other reductions amounted to $33,840,000. In 2009, new loans and other additions amounted to $39,030,000, and repayments and other reductions amounted to $37,791,000.  In Management’s judgment, these loans were made on substantially the same terms and conditions as those made to other borrowers, and do not represent more than the normal risk of collectibility or present other unfavorable features.

Loans carried at $107,544,000 and $136,720,000 at December 31, 2010 and 2009, respectively, were pledged to secure Federal Home Loan Bank advances.

(5)	Allowance For Loan Losses and Credit Quality of Loans
The Company separates its loan portfolio into segments to perform the calculation and analysis of the allowance for loan losses. The six segments analyzed are Agriculture and Agricultural Real Estate, Commercial, Commercial Real Estate, Construction Real Estate, Residential Real Estate, and Consumer and Other. The Agriculture and Agricultural Real Estate segment includes all loans to finance agricultural production and all loans secured by agricultural real estate. This segment does not include loans to finance agriculture that are secured by residential real estate, which are included in the Residential Real Estate segment. The Commercial segment includes loans to finance commercial and industrial businesses that are not secured by real estate. The Commercial Real Estate segment includes loans secured by non-farm, non-residential real estate. The Construction Real Estate segment includes loans to finance construction and land development. This includes residential and commercial construction and land development. The Residential Real Estate segment includes all loans, other than construction loans, that are secured by single family and multi family residential real estate properties. The Consumer and Other segment includes all loans not included in any other segment. These are primarily loans to consumers for household, family, and other personal expenditures, such as autos, boats, and recreational vehicles.

Activity in the allowance for loan losses for the years ended December 31, 2010 and 2009 was as follows (000s omitted):

2010	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$142	$6,360	$8,331	$2,351	$6,382	$497	$24,063
Charge-offs	-	(2,907)	(10,024)	(5,303)	(5,370)	(951)	(24,555)
Recoveries	1	219	295	22	119	559	1,215
Provision	(66)	203	10,438	6,215	3,465	245	20,500
Ending balance	$77	$3,875	$9,040	$3,285	$4,596	$350	$21,223

Ending balance individually evaluated for impairment	$74	$2,016	$2,958	$876	$973	$49	$6,946
Ending balance collectively evaluated for impairment	3	1,859	6,082	2,409	3,623	301	14,277
Ending balance	$77	$3,875	$9,040	$3,285	$4,596	$350	$21,223

Loans:
Ending balance individually evaluated for impairment	$656	$10,075	$42,326	$8,398	$16,948	$135	$78,538
Ending balance collectively evaluated for impairment	19,797	66,708	281,025	37,912	252,205	16,702	674,349
Ending balance	$20,453	$76,783	$323,351	$46,310	$269,153	$16,837	$752,887

2009	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$43	$3,428	$6,481	$2,915	$5,192	$469	$18,528
Charge-offs	(932)	(6,186)	(6,362)	(8,858)	(9,021)	(635)	(31,994)
Recoveries	-	607	241	126	227	328	1,529
Provision	1,031	8,511	7,971	8,168	9,984	335	36,000
Ending balance	$142	$6,360	$8,331	$2,351	$6,382	$497	$24,063

Ending balance individually evaluated for impairment	$25	$713	$2,432	$1,593	$1,716	$-	$6,479
Ending balance collectively evaluated for impairment	117	5,647	5,899	758	4,666	497	17,584
Ending balance	$142	$6,360	$8,331	$2,351	$6,382	$497	$24,063

Loans:
Ending balance individually evaluated for impairment	$546	$4,761	$36,398	$16,972	$18,287	$-	$76,964
Ending balance collectively evaluated for impairment	16,924	89,104	314,629	47,548	281,000	22,810	772,015
Ending balance	$17,470	$93,865	$351,027	$64,520	$299,287	$22,810	$848,979

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

The Company utilizes an internal loan grading system to assign a risk grade to all commercial loans and each credit relationship with more than $250,000 of aggregate credit exposure. Grades 1 through 4 are considered “pass” credits and grades 5 through 9 are considered “watch” credits and are subject to greater scrutiny. Loans with grades 6 and higher are considered substandard and most are evaluated for impairment. A description of the general characteristics of each grade is as follows:

•
Grade 1 – Excellent – Loans secured by marketable collateral, with adequate margin, or supported by strong financial statements. Probability of serious financial deterioration is unlikely. Possess a sound repayment source and a secondary source. This classification will also include all loans secured by certificates of deposit or cash equivalents.

•
Grade 2 – Satisfactory – Loans that have less than average risk and clearly demonstrate adequate debt service coverage. These loans may have some vulnerability, but are sufficiently strong to have minimal deterioration if adverse factors are encountered, and are expected to be fully collectable.

•
Grade 3 – Average – Loans that have a reasonable amount of risk and may exhibit vulnerability to deterioration if adverse factors are encountered. These loans should demonstrate adequate debt service coverage but warrant a higher level of monitoring to ensure that weaknesses do not advance.

•
Grade 4 – Pass/Watch – Loans that are considered “pass credits” yet appear on the “watch list”. Credit deficiency or potential weakness may include a lack of current or complete financial information. The level of risk is considered acceptable so long as the loan is given additional management supervision.

•
Grade 5 – Watch – Loans that possess some credit deficiency or potential weakness that if not corrected, could increase risk in the future. The source of loan repayment is sufficient but may be considered inadequate by the Bank’s standards.

•
Grade 6 – Substandard – Loans that exhibit one or more of the following characteristics: (1) uncertainty of repayment from primary source and financial deterioration currently underway; (2) inadequate current net worth and paying capacity of the obligor; (3) reliance on secondary source of repayment such as collateral liquidation or guarantees; (4) distinct possibility the Bank will sustain loss if deficiencies are not corrected; (5) unusual courses of action are needed to maintain probability of repayment; (6) insufficient cash flow to repay principal but continuing to pay interest; (7) the Bank is subordinated or unsecured due to flaws in documentation; (8) loans are restructured or are on nonaccrual status due to concessions to the borrower when compared to normal terms; (9) the Bank is contemplating foreclosure or legal action due to deterioration in the loan; or (10) there is deterioration in conditions and the borrower is highly vulnerable to these conditions.

•
Grade 7 – Doubtful – Loans that exhibit one or more of the following characteristics: (1) loans with the weaknesses of Substandard loans and collection or liquidation is not probable to result in payment in full; (2) the primary source of repayment is gone and the quality of the secondary source is doubtful; or (3) the possibility of loss is high, but important pending factors may strengthen the loan.

•	Grades 8 & 9 - Loss – Loans are considered uncollectible and of such little value that carrying them on the Bank’s financial statements is not feasible.

The assessment of compensating factors may result in a rating plus or minus one grade from those listed above. These factors include, but are not limited to collateral, guarantors, environmental conditions, history, plan/projection reasonableness, quality of information, and payment delinquency.

The portfolio segments in each credit risk grade as of December 31, 2010 and 2009 are as follows (000s omitted):

2010	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$56	$1,002	$177	$4,983	$202,020	$16,609	$224,847
1	-	955	-	-	-	-	955
2	351	319	5,381	107	1,136	-	7,294
3	8,941	5,600	18,939	1,064	2,409	40	36,993
4	10,146	43,197	152,697	16,285	25,754	32	248,111
5	-	11,384	73,651	8,918	12,237	-	106,190
6	959	14,326	72,506	14,953	25,597	156	128,497
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$20,453	$76,783	$323,351	$46,310	$269,153	$16,837	$752,887

Performing	$19,798	$67,472	$282,746	$37,805	$247,018	$16,365	$671,204
Nonperforming	655	9,311	40,605	8,505	22,135	472	81,683
Total	$20,453	$76,783	$323,351	$46,310	$269,153	$16,837	$752,887

2009	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$73	$1,927	$49	$6,426	$230,656	$22,633	$261,764
1	-	461	-	-	-	-	461
2	853	316	7,413	205	1,500	36	10,323
3	5,708	11,703	25,024	3,272	5,534	38	51,279
4	9,050	55,308	185,054	23,276	29,264	62	302,014
5	845	9,488	69,005	13,723	6,986	-	100,047
6	941	14,662	64,482	17,618	25,347	41	123,091
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$17,470	$93,865	$351,027	$64,520	$299,287	$22,810	$848,979

Performing	$16,924	$87,839	$313,703	$49,570	$272,185	$22,644	$762,865
Nonperforming	546	6,026	37,324	14,950	27,102	166	86,114
Total	$17,470	$93,865	$351,027	$64,520	$299,287	$22,810	$848,979

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of December 31, 2010 and 2009 (000s omitted):

2010	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$98	$-	$343	$441	$20,012	$20,453	$-
Commercial	2,265	1,031	3,999	7,295	69,488	76,783	4
Commercial Real Estate	8,212	4,532	14,391	27,135	296,216	323,351	-
Construction Real Estate	186	46	6,136	6,368	39,942	46,310	-
Residential Real Estate	6,331	4,910	14,962	26,203	242,950	269,153	-
Consumer and Other	213	43	291	547	16,290	16,837	-
Total	$17,305	$10,562	$40,122	$67,989	$684,898	$752,887	$4

2009	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$99	$-	$344	$443	$17,027	$17,470	$-
Commercial	1,224	2,304	3,065	6,593	87,272	93,865	16
Commercial Real Estate	8,392	4,189	14,459	27,040	323,987	351,027	-
Construction Real Estate	2,493	3,212	8,757	14,462	50,058	64,520	-
Residential Real Estate	6,421	2,938	14,194	23,553	275,734	299,287	-
Consumer and Other	802	384	293	1,479	21,331	22,810	4
Total	$19,431	$13,027	$41,112	$73,570	$775,409	$848,979	$20

Loans are placed on non-accrual status when, in the opinion of Management, the collection of additional interest is doubtful. Loans are automatically placed on non-accrual status upon becoming ninety days past due, however, loans may be placed on non-accrual status regardless of whether or not they are past due. All cash received on non-accrual loans is applied to the principal balance. Loans are considered for return to accrual status on an individual basis when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following is a summary of non-accrual loans as of December 31, 2010 and 2009 (000s omitted):

	2010	2009
Agriculture and Agricultural Real Estate	$386	$546
Commercial	7,179	5,134
Commercial Real Estate	32,033	19,416
Construction Real Estate	7,556	13,578
Residential Real Estate	20,087	18,152
Consumer and Other	340	166
Total	$67,581	$56,992

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of December 31, 2010 and 2009 (000s omitted):

2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$-
Commercial	1,069	2,220	-	1,845	108
Commercial Real Estate	16,968	23,585	-	19,314	819
Construction Real Estate	1,678	2,457	-	1,603	97
Residential Real Estate	14,816	12,175	-	10,033	480
Consumer and Other	337	-	-	-	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	655	656	74	656	7
Commercial	8,242	12,521	2,016	9,154	365
Commercial Real Estate	23,637	29,682	2,958	23,887	1,058
Construction Real Estate	6,827	11,171	876	7,280	190
Residential Real Estate	7,319	9,315	973	7,596	356
Consumer and Other	135	135	49	138	6

Total:
Agriculture and Agricultural Real Estate	$655	$656	$74	$656	$7
Commercial	9,311	14,741	2,016	10,999	473
Commercial Real Estate	40,605	53,267	2,958	43,201	1,877
Construction Real Estate	8,505	13,628	876	8,883	287
Residential Real Estate	22,135	21,490	973	17,629	836
Consumer and Other	472	135	49	138	6

2009	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$344	$1,206	$-	$611	$-
Commercial	4,186	6,983	-	3,272	124
Commercial Real Estate	19,149	20,737	-	19,144	684
Construction Real Estate	3,173	5,695	-	5,444	84
Residential Real Estate	10,942	2,506	-	2,436	104
Consumer and Other	166	-	-	-	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	202	227	25	227	14
Commercial	1,840	1,985	713	1,967	63
Commercial Real Estate	18,175	21,543	2,432	20,131	737
Construction Real Estate	11,777	14,847	1,593	14,945	430
Residential Real Estate	16,160	19,423	1,716	18,143	976
Consumer and Other	-	-		-	-

Total:
Agriculture and Agricultural Real Estate	$546	$1,433	$25	$838	$14
Commercial	6,026	8,968	713	5,239	187
Commercial Real Estate	37,324	42,280	2,432	39,275	1,421
Construction Real Estate	14,950	20,542	1,593	20,389	514
Residential Real Estate	27,102	21,929	1,716	20,579	1,080
Consumer and Other	166	-	-	-	-

(6)   Bank Premises and Equipment
Bank premises and equipment as of year end are as follows (000s omitted):

	2010	2009
Land, buildings and improvements	$43,906	$43,839
Equipment, furniture and fixtures	21,634	21,875
Total Bank premises and equipment	$65,540	$65,714
Less accumulated depreciation	34,971	33,336
Bank premises and equipment, net	$30,569	$32,378

Bank Premises and Equipment includes Construction in Progress of $15,000 as of December 31, 2010 and $48,000 as of December 31, 2009.

The Company has entered into lease commitments for office locations. Rental expense charged to operations was $195,000, $296,000, and $352,000 for the years ended December 31, 2010, 2009, and 2008, respectively. The future minimum lease payments are as follows:

Year	Minimum Payment
2011	$138,000
2012	73,000
2013	57,000
Thereafter	-

(7)   Deposits
Interest expense on time certificates of deposit of $100,000 or more in the year 2010 amounted to $3,294,000, as compared with $3,771,000 in 2009, and $5,779,000 in 2008. At December 31, 2010, the balance of time certificates of deposit of $100,000 or more was $123,737,000, as compared with $117,559,000 at December 31, 2009. The amount of time deposits with a remaining term of more than 1 year was $191,883,000 at December 31, 2010 and $240,391,000 at December 31, 2009. The following table shows the scheduled maturities of Certificates of Deposit as of December 31, 2010:

	Under $100,000	$100,000 and over
2011	$143,541,000	$64,471,000
2012	66,146,000	28,829,000
2013	31,563,000	12,275,000
2014	16,926,000	13,814,000
2015	14,353,000	4,348,000
Thereafter	3,629,000	-
Total	$276,158,000	$123,737,000

Time certificates of deposit under $100,000 include $46,778,000 of brokered certificates of deposit as of December 31, 2010, and $62,827,000 as of December 31, 2009.

(8)   Federal Home Loan Bank Advances and Repurchase Agreements
The following is a summary of the Bank’s borrowings from the Federal Home Loan Bank of Indianapolis as of December 31, 2010 and 2009 (000s omitted):

December 31, 2010

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate
2011	3,000	0.45%	3,500	5.08%
2013	95,000	2.57%	-	-
2014	12,000	0.46%	-	-
	$110,000	2.28%	$3,500	5.08%

December 31, 2009

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate
2010	$-	-	$115,000	5.40%
2011	3,000	0.40%	3,500	5.08%
2013	95,000	2.54%	-	-
2014	12,000	0.41%	-	-
	$110,000	2.25%	$118,500	5.39%

The weighted average maturity of the Federal Home Loan Bank advances was 2.4 years and 2.1 years as of December 31, 2010 and 2009, respectively. The interest rates on the floating rate advances reset quarterly based on the three month LIBOR rate plus a spread ranging from 15 to 260 basis points. The advances are subject to prepayment penalties and the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis.

The following is a summary of the Bank’s borrowings under repurchase agreements as of December 31, 2010 and 2009 (000s omitted):

Securities Sold Under Agreements to Repurchase
December 31, 2010 and 2009

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate
2011	$-	-	$10,000	4.65%
2012	-	-	5,000	4.12%
2016	-	-	15,000	4.65%
	$-	-	$30,000	4.56%

Investment securities issued by U.S. Government agencies are pledged to secure the repurchase agreement borrowings. The amount of repurchase agreement borrowings outstanding was unchanged throughout 2010.

(9) Retirement Plans and Postretirement Benefit Plans
In 2000, the Bank implemented a retirement plan that included both a money purchase pension plan, as well as a voluntary profit sharing 401(k) plan for all employees who meet certain age and length of service eligibility requirements. In 2002, the Bank amended its retirement plan to freeze the money purchase plan and retain the 401(k) plan. To ensure that the plan meets the Safe Harbor provisions of the applicable sections of the Internal Revenue Code, the Bank contributes an amount equal to four percent of the employee’s base salary to the 401(k) plan for all eligible employees. In addition, an employee may contribute from 1 to 75 percent of his or her base salary, up to a maximum of $22,000 in 2009. The Bank matched the employee’s elective contribution up to the first six percent of the employee’s annual base salary in the first six months of 2009. In the second half of 2009 and first quarter of 2010, the Bank’s matching contribution was reduced to 25% of the first eight percent contributed by the employee. The Bank did not match contributions in the last three quarters of 2010. Depending on the Bank’s profitability, an additional profit sharing contribution may be made by the Bank to the 401(k) plan. There were no profit sharing contributions in 2010, 2009, and 2008. The total retirement plan expense was $651,000, for the year ended December 31, 2010, $1,025,000 for the year ended December 31, 2009, and $1,270,000 for the year ended December 31, 2008.

The Bank has a postretirement benefit plan that generally provides for the continuation of medical benefits for all employees hired before January 1, 2007 who retire from the Bank at age 55 or older, upon meeting certain length of service eligibility requirements.  The Bank does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. The amount of benefits paid under the postretirement benefit plan was $232,000 in 2010, $247,000 in 2009, and $239,000 in 2008. The amount of insurance premium paid by the Bank for retirees is capped at 200% of the cost of the premium as of December 31, 1992.

A reconciliation of the accumulated postretirement benefit obligation (“APBO”) to the amounts recorded in the consolidated balance sheets in Interest Payable and Other Liabilities at December 31 is as follows (000s omitted):

	2010	2009
APBO	$2,277	$2,078
Unrecognized net transition obligation	(107)	(161)
Unrecognized prior service costs	(13)	(17)
Unrecognized net gain	264	373
Accrued benefit cost at fiscal year end	$2,421	$2,273

The changes recorded in the accumulated postretirement benefit obligation were as follows (000s omitted):

	2010	2009
APBO at beginning of year	$2,078	$2,000
Service cost	98	101
Interest cost	111	112
Actuarial loss (gain)	97	(27)
Plan participants' contributions	125	139
Benefits paid during year	(232)	(247)
APBO at end of year	$2,277	$2,078

Components of the Bank’s postretirement benefit expense were as follows:

	2010	2009	2008
Service cost	$98	$101	$102
Interest cost	111	112	116
Amortization of transition obligation	53	53	54
Prior service costs	4	4	4
Amortization of gains	(10)	(10)	(4)
Net postretirement benefit expense	$256	$260	$272

The APBO as of December 31, 2010 and 2009 was calculated using an assumed discount rate of 5.00% and 5.50%, respectively.  Based on the provisions of the plan, the Bank’s expense is capped at 200% of the 1992 expense, with all expenses above the cap incurred by the retiree. The expense reached the cap in 2004, and accordingly the impact of an increase in health care costs on the APBO was not calculated.

The Bank Owned Life Insurance policies fund a Death Benefit Only (DBO) obligation that the Bank has with 8 of its active directors, 5 retired directors, 15 active executives, and 8 retired executives. The DBO plan, which replaced previous split dollar agreements, provides a taxable death benefit. The benefit for directors is grossed up to provide a net benefit to each director’s beneficiaries based on that director’s length of service on the board. The directors’ net death benefits are $500,000 for director service of less than 3 years, $600,000 for service up to 5 years, $750,000 for service up to 10 years, and $1,000,000 for director service of 10 years or more. The executives’ beneficiaries will receive a grossed up benefit that will provide a net benefit equal to two times the executive’s base salary if death occurs during employment and a postretirement benefit equal to the executive’s final annual salary rate at the time of retirement if death occurs after retirement.

Information for the postretirement death benefits and health care benefits is as follows as of the December 31 measurement date (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2010	2009	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$4,437	4,414	$2,078	$2,000
Service cost	41	60	98	101
Interest cost	239	243	111	112
Plan participants' contributions	-	-	125	139
Actuarial loss (gain)	175	(280)	97	(27)
Benefits paid	-	-	(232)	(247)
Benefit obligation at end of year	$4,892	$4,437	$2,277	$2,078

Change in accrued benefit cost
Accrued benefit cost at beginning of year	$1,801	$1,184	$2,273	$2,121
Service cost	41	60	98	101
Interest cost	239	243	111	112
Amortization	314	314	46	47
Employer contributions	-	-	(107)	(108)
Net gain	-	-	-	-
Accrued benefit cost at end of year	$2,395	$1,801	$2,421	$2,273

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-	$-	$-
Employer contributions	-	-	107	108
Plan participants' contributions	-	-	125	139
Benefits paid during year	-	-	(232)	(247)
Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(2,497)	$(2,636)	$144	$195

Amounts recognized in other liabilities as of December 31 consist of (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2010	2009	2010	2009
Assets	$-	-	$-	$-
Liabilities	4,892	4,437	2,277	2,078
Total	$4,892	$4,437	$2,277	$2,078

Amounts recognized in accumulated other comprehensive income as of December 31 consist of (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2010	2009	2010	2009
Net loss (gain)	$(116)	(291)	$(264)	$(373)
Transition obligation (asset)	-	-	107	161
Prior service cost (credit)	2,613	2,927	13	17
	$2,497	$2,636	$(144)	$(195)

(10) Stockholders’ Equity
On September 8, 2010, the Corporation commenced a private placement offering (the “Private Placement”) of up to 2,500,000 shares of the Corporation’s common stock, without par value. The shares of common stock being offered were not registered under the Securities Act of 1933 (the “Act”) in reliance of the exemption from registration provided by Section 4(2) of the Act and Rule 506 of SEC Regulation D. As of December 31, 2010, the Corporation had sold 887,638 shares of common stock pursuant to the Private Placement for the aggregate cash consideration of $1,242,000. The Private Placement was scheduled to terminate on December 31, 2010, however, the Corporation decided to extend the offering until March 31, 2011.

 (11) Disclosures about Fair Value of Financial Instruments
Certain of the Bank’s assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets.  These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below.  The fair values of all financial instruments not discussed below (Cash and cash equivalents, Federal funds sold, Federal Home Loan Bank stock, Accrued interest receivable and other assets, Bank Owned Life Insurance, Federal funds purchased, Interest payable and other liabilities, and Notes payable) are estimated to be equal to their carrying amounts as of December 31, 2010 and 2009.

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

LOANS,
Loans Held for Sale consists of fixed rate mortgage loans originated by the Bank.  The fair value of Loans Held for Sale is the estimated value the Bank will receive upon sale of the loan. The fair value of all other loans is estimated by discounting the future cash flows associated with the loans, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

FAIR VALUES
The carrying amounts and approximate fair values as of December 31, 2010 and December 31, 2009 are as follows (000s omitted):
	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and due from banks	$86,300	$86,300	$69,746	$69,746
Securities - Held to Maturity	23,804	23,842	36,433	36,417
Securities - Available for Sale	289,365	289,365	307,346	307,346
Federal Home Loan Bank Stock	11,831	11,831	13,086	13,086
Loans Held for Sale	973	973	931	931
Loans, net	731,664	755,312	824,916	838,965
Accrued Interest Receivable	3,912	3,912	5,513	5,513

Financial Liabilities:
Demand, NOW, savings and money market savings deposits	631,997	631,997	630,065	630,065
Other Time Deposits	399,896	405,736	401,726	408,516
Borrowed funds
Variable Rate FHLB Advances	110,000	115,045	110,000	116,938
Fixed Rate FHLB Advances	3,500	3,567	3,500	3,688
Putable FHLB Advances	-	-	115,000	119,700
Repurchase Agreements	30,000	33,796	30,000	34,896
Notes Payable	135	135	-	-
Accrued Interest Payable	882	882	1,259	1,259

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

The provision for Federal income taxes consists of the following (000s omitted):

	2010	2009	2008
Federal income taxes currently payable (refundable)	$-	$(7,189)	$77
Provision (credit) for deferred taxes on:
Book (over) under tax loan loss provision	614	(1,937)	584
Accretion of bond discount	(74)	(46)	18
Net deferred loan origination fees	40	(14)	(21)
Accrued postretirement benefits	(150)	(293)	(303)
Tax over (under) book depreciation	(67)	197	14
Alternative minimum tax	(67)	(264)	(440)
Non-accrual loan interest	(102)	294	(352)
Write down of other real estate owned	(481)	(411)	(799)
Other than temporary impairment AFS securities	3,550	(4,116)	-
Net operating loss carry forward	(6,851)	-	-
Other, net	(306)	(173)	(95)
Total deferred provision (credit)	(3,894)	(6,763)	(1,394)
Valuation allowance deferred tax assets	7,077	13,850	-
Net deferred provision	3,183	7,087	(1,394)
Tax expense	$3,183	$(102)	$(1,317)

The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as follows:

	2010	2009	2008
Statutory rate	(34.0)%	(34.0)%	34.0%
Municipal interest income	(6.9)	(3.0)	(266.7)
Other, net	(3.8)	(3.7)	(118.5)
Valuation allowance	81.2	40.4	-
Effective tax rate	36.5%	(0.3)%	(351.2)%

The components of the net deferred Federal income tax asset (included in Interest Receivable and Other Assets on the accompanying consolidated balance sheets) at December 31 are as follows (000s omitted):

	2010	2009
Deferred Federal income tax assets:
Allowance for loan losses	$7,913	$8,527
Net deferred loan origination fees	206	246
Tax versus book depreciation differences	146	79
Net unrealized losses on securities available for sale	1,500	3,036
Accrued postretirement benefits	2,683	2,587
Alternative minimum tax	771	704
Non-accrual loan interest	224	122
Write down of other real estate owned	1,952	1,471
Other than temporary impairment AFS securities	566	4,116
Net operating loss	6,851	-
Other, net	804	607
Gross deferred tax asset	23,616	21,495
Valuation allowance	(20,927)	(13,850)
Total Federal deferred tax asset	$2,689	$7,645

Deferred Federal income tax liabilities:
Accretion of bond discount	$(24)	$(98)
Other	(365)	(474)
	$(389)	$(572)
Net deferred Federal income tax asset	$2,300	$7,073

The Corporation has net operating loss carry forwards of approximately $20.2 million that are available to reduce future taxable income through the year ending 2030.

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

As of December 31, 2010, the Bank’s capital ratios exceeded the required minimums to be considered well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum Total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the tables, as well as meeting other requirements specified by the federal banking regulators, including not being subject to any written agreement or order issued by the FDIC pursuant to section 8 of the Federal Deposit Insurance Act. Since July 22, 2010, the Bank has been under a Consent Order with the FDIC. As a result, the Bank is considered to be “Adequately Capitalized” as of December 31, 2010. There are no conditions or events since December 31, 2010 that Management believes have changed the Bank’s category.

The Corporation’s and Bank’s actual capital amounts and ratios are also presented in the table (000s omitted in dollar amounts).

	Actual		Minimum to Qualify as Well Capitalized*
	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital to Risk-Weighted Assets
Consolidated	$89,270	10.24%	$87,196	10%
Monroe Bank & Trust	88,440	10.15%	87,120	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	78,239	8.97%	52,318	6%
Monroe Bank & Trust	77,383	8.88%	52,272	6%
Tier 1 Capital to Average Assets
Consolidated	78,239	6.24%	62,705	5%
Monroe Bank & Trust	77,383	6.17%	62,672	5%

*	Although the Bank’s capital ratios exceed the “Well Capitalized” minimums, the Bank is categorized as “Adequately Capitalized” as of December 31, 2010 due to its Consent Order with the FDIC.

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital to Risk-Weighted Assets
Consolidated	$101,158	10.21%	$99,065	10%
Monroe Bank & Trust	100,329	10.14%	98,984	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	88,627	8.95%	59,439	6%
Monroe Bank & Trust	87,775	8.87%	59,390	6%
Tier 1 Capital to Average Assets
Consolidated	88,627	6.27%	70,681	5%
Monroe Bank & Trust	87,775	6.21%	70,643	5%

(14) Earnings Per Share
The calculation of earnings per common share for the years ended December 31 is as follows:

	2010	2009	2008
Basic
Net income (loss)	$(11,899,000)	$(34,177,000)	$1,692,000
Less preferred dividends	-	-	-
Net income (loss) applicable to common stock	$(11,899,000)	$(34,177,000)	$1,692,000
Average common shares outstanding	16,498,734	16,186,478	16,134,570
Earnings (loss) per common share - basic	$(0.72)	$(2.11)	$0.10

	2010	2009	2008
Diluted
Net income (loss)	$(11,899,000)	$(34,177,000)	$1,692,000
Less preferred dividends	-	-	-
Net income (loss) applicable to common stock	$(11,899,000)	$(34,177,000)	$1,692,000
Average common shares outstanding	16,498,734	16,186,478	16,134,570
Stock option adjustment	-	-	-
Average common shares outstanding - diluted	16,498,734	16,186,478	16,134,570
Earnings (loss) per common share - diluted	$(0.72)	$(2.11)	$0.10

 (15) Stock-Based Compensation Plan
The Long-Term Incentive Compensation Plan approved by shareholders at the April 6, 2000 Annual Meeting of Shareholders of Monroe Bank & Trust authorized the Board of Directors to grant nonqualified stock options to key employees and non-employee directors. Such grants could be made until January 2, 2010 for up to 1,000,000 shares of the Corporation’s common stock. The amount that could be awarded to any one individual was limited to 100,000 shares in any one calendar year. The MBT Financial Corp. 2008 Stock Incentive Plan was approved by shareholders at the May 1, 2008 Annual meeting of shareholders of MBT Financial Corp. This plan replaced the Long-Term Incentive Compensation Plan and authorized the Board of Directors to grant equity incentive awards to key employees and non-employee directors. Such grants may be made until May 1, 2018 for up to 1 million shares of the Corporation’s common stock. The amount that may be awarded to any one individual is limited to 100,000 shares in any one calendar year. As of December 31, 2010, the number of shares available under the plan is 595,541. This includes 74,300 shares that were previously awarded that have been forfeited.

Stock Option Awards - Stock options granted under the plans have exercise prices equal to the fair market value at the date of grant. Options granted under the plan may be exercised for a period of no more than ten years from the date of grant.  All options granted are fully vested at December 31, 2010.

Stock Only Stock Appreciation Rights (SOSARs) – On January 4, 2010, Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain directors in exchange for a portion of their retainer in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. The SOSARs have a term of 10 years and vested on December 31, 2010. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant. Upon exercise, the director will generally receive common shares equal in value to the excess of the market value of the shares over the exercise price on the exercise date.

The fair value of each option and SOSAR grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions disclosed in Note 1 to the consolidated financial statements.

A summary of the status of stock options and SOSARs under the plans is presented in the table below.

	2010		2009		2008
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options Outstanding, January 1	489,075	$17.35	541,976	$17.42	602,143	$17.36
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited/Expired	44,500	18.03	52,901	18.03	60,167	16.85
Options Outstanding, December 31	444,575	$17.28	489,075	$17.35	541,976	$17.42
Options Exercisable, December 31	444,575	$17.28	489,075	$17.35	513,646	$17.54

Stock Only Stock Appreciation Rights (SOSARs)
SOSARs Outstanding, January 1	221,500	$5.23	99,500	$8.53	-	$0.00
Granted	16,000	1.52	141,500	3.03	99,500	8.53
Exercised	-	-	-	-	-	-
Forfeited/Expired	13,500	2.58	19,500	6.13	-	-
SOSARs Outstanding, December 31	224,000	$5.12	221,500	$5.23	99,500	$8.53
SOSARs Exercisable, December 31	190,820	$5.49	124,682	$5.63	35,845	$8.53

Weighted Average Fair Value of Options or SOSARs Granted During Year		$0.45		$0.52		$1.39

The options and SOSARs exercisable as of December 31, 2010 are exercisable at prices ranging from $1.52 to $23.40. The number of options and SOSARs and remaining life at each exercise price are as follows:

	Outstanding Options		Exercisable Options
Exercise Price	Shares	Remaining Life (in years)	Shares	Remaining Life (in years)
$13.20	68,335	2.01	68,335	2.01
$13.85	25,838	1.01	25,838	1.01
$13.94	4,402	0.01	4,402	0.01
$15.33	78,000	6.01	78,000	6.01
$16.24	67,000	5.01	67,000	5.01
$16.69	93,500	3.01	93,500	3.01
$23.40	107,500	4.01	107,500	4.01
	444,575	3.78	444,575	3.78

	Outstanding SOSARs		Exercisable SOSARs
Exercise Price	Shares	Remaining Life (in years)	Shares	Remaining Life (in years)
$1.52	12,000	9.01	12,000	9.01
$3.03	123,500	8.01	90,320	8.01
$8.53	88,500	7.60	88,500	7.60
	224,000	7.90	190,820	7.88

A summary of the status of the Corporation’s nonvested SOSARs as of December 31, 2010 and changes during the year ended December 31, 2010 is as follows:

Nonvested SOSAR Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	96,818	$0.78
Granted	16,000	0.45
Vested	(74,638)	0.85
Forfeited	(5,000)	0.46
Nonvested at December 31, 2010	33,180	$0.51

As of December 31, 2010, there was $17,000 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 1 year.

Restricted Stock Awards – On September 23, 2010, 120,000 restricted shares were awarded to certain key executives in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. The restricted shares will vest as follows:

Date	Shares Vesting
June 30, 2012	20,000
September 23, 2012	50,000
September 23, 2013	25,000
September 23, 2014	25,000

On January 2, 2009, 15,000 restricted shares were awarded to certain key executives in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. The restricted shares will on December 31, 2011.

A summary of the status of the Corporation’s nonvested restricted stock awards as of December 31, 2009 and 2010, and changes during the years then ended is as follows:

Restricted Stock Awards	2010	2009
Nonvested at January 1	15,000	-
Granted	120,000	15,000
Vested	-	-
Forfeited	-	-
Nonvested at December 31	135,000	15,000

The total expense recorded for the restricted stock awards was $29,000 in 2010. As of December 31, 2010 there was $187,000 of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan.

(16) Parent Company
Condensed parent company financial statements, which include transactions with the subsidiary, are as follows (000s omitted):

Balance Sheets

	December 31,
	2010	2009
Assets
Cash and due from banks	$339	$239
Securities	324	270
Investment in subsidiary bank	73,192	80,959
Other assets	278	296
Total assets	$74,133	$81,764

Liabilities
Dividends payable and other liabilities	$135	$-
Total liabilities	135	-

Stockholders' Equity
Total stockholders' equity	73,998	81,764
Total liabilities and stockholders' equity	$74,133	$81,764

Statements of Income

	Years Ended December 31,
	2010	2009	2008
Income
Dividends from subsidiary bank	$-	$-	$10,549
Other operating income	-	-	5
Total income	-	-	10,554

Expense
Interest on borrowed funds	2	-	-
Other expense	298	592	493
Total expense	300	592	493

Income (loss) before tax and equity in undistributed net income (loss) of subsidiary bank	(300)	(592)	10,061
Income tax benefit	-	(202)	(166)
Income (loss) before equity in undistributed net income of subsidiary bank	(300)	(390)	10,227
Equity in undistributed net income (loss) of subsidiary bank	(11,599)	(33,787)	(8,535)
Net Income (Loss)	$(11,899)	$(34,177)	$1,692

Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
Cash Flows Provided By Operating Activities:
Net income (loss)	$(11,899)	$(34,177)	$1,692
Equity in undistributed net income of subsidiary bank	11,599	33,787	8,535
Net increase (decrease) in other liabilities	-	(19)	(1,430)
Net (increase) decrease in other assets	92	223	190
Net cash provided by (used for) operating activities	$(208)	$(186)	$8,987

Cash Flows Used For Investing Activities:
Investment in subsidiary	$(1,100)	$-	$-
Net cash used for investing activities	$(1,100)	$-	$-

Cash Flows Used For Financing Activities:
Issuance of common stock	$1,273	$147	$131
Dividends paid	-	(1,777)	(10,162)
Issuance of long term debt	135	-	-
Net cash used for financing activities	$1,408	$(1,630)	$(10,031)

Net Decrease In
Cash And Cash Equivalents	$100	$(1,816)	$(1,044)

Cash And Cash Equivalents
At Beginning Of Year	239	2,055	3,099
Cash And Cash Equivalents At End Of Year	$339	$239	$2,055

Under current regulations, the Bank is limited in the amount it may loan to the Corporation. Loans to the Corporation may not exceed ten percent of the Bank’s capital stock, surplus, and undivided profits plus the allowance for loan losses. Loans from the Bank to the Corporation are required to be collateralized. Accordingly, at December 31, 2010, Bank funds available for loans to the Corporation amounted to $9,873,000. The Bank has not made any loans to the Corporation.

Federal and state banking laws place certain restrictions on the amount of dividends a bank may make to its parent company. Michigan law limits the amount of dividends that the Bank can pay to the Corporation without regulatory approval to the amount of net income then on hand. The Bank entered in to a Consent Order with the FDIC effective July 22, 2010 that prohibits the Bank from declaring dividends payable to the Company without regulatory approval.

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk at December 31 were as follows (000s omitted):

	Contractual Amount
	2010	2009
Commitments to extend credit:
Unused portion of commercial lines of credit	$59,238	$64,096
Unused portion of credit card lines of credit	2,987	4,286
Unused portion of home equity lines of credit	15,905	16,034
Standby letters of credit and financial guarantees written	4,710	5,008
All other off-balance sheet assets	-	2,986

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

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and other business transactions. All of the letters of credit expire in 2011. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Various legal claims also arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

(18) Quarterly Financial Information (Unaudited) (000s omitted):

2010	First	Second	Third	Fourth
Total Interest Income	$15,314	$14,499	$13,789	$12,984
Total Interest Expense	5,909	5,311	4,368	4,170
Net Interest Income	9,405	9,188	9,421	8,814
Provision for Loan Losses	2,200	3,750	7,464	7,086
Other Income	4,041	6,819	4,381	4,195
Other Expenses	10,898	12,629	10,676	10,277
Income Before Provision For Income Taxes	348	(372)	(4,338)	(4,354)
Provision For Income Taxes	-	-	-	3,183
Net Income	$348	$(372)	$(4,338)	$(7,537)

Basic Earnings Per Common Share	$0.02	$(0.02)	$(0.27)	$(0.45)
Diluted Earnings Per Common Share	$0.02	$(0.02)	$(0.27)	$(0.45)

Dividends Declared Per Share	$-	$-	$-	$-

2009	First	Second	Third	Fourth
Total Interest Income	$18,992	$17,870	$17,640	$16,502
Total Interest Expense	8,779	7,685	7,124	6,401
Net Interest Income	10,213	10,185	10,516	10,101
Provision for Loan Losses	4,200	8,000	6,800	17,000
Other Income	3,331	3,630	3,559	(40)
Other Expenses	11,997	14,589	11,390	11,798
Income Before Provision For Income Taxes	(2,653)	(8,774)	(4,115)	(18,737)
Provision For Income Taxes	(1,286)	(3,401)	(1,790)	6,375
Net Income	$(1,367)	$(5,373)	$(2,325)	$(25,112)

Basic Earnings Per Common Share	$(0.08)	$(0.33)	$(0.14)	$(1.56)
Diluted Earnings Per Common Share	$(0.08)	$(0.33)	$(0.14)	$(1.56)

Dividends Declared Per Share	$0.01	$0.01	$-	$-

(19) Fair Value Disclosures
The following tables present information about the Corporation’s assets measured at fair value on a recurring basis at December 31, 2010 and 2009, and the valuation techniques used by the Corporation to determine those fair values.

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

Assets measured at fair value on a recurring basis are as follows (000’s omitted):

Investment Securities Available for Sale at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$267,035	$-	$-
Obligations of States and Political Subdivisions	-	14,725	-
Trust Preferred CDO Securities	-	-	5,188
Other Securities	2,093	324	-
Total Securities Available for Sale	$269,128	$15,049	$5,188

Investment Securities Available for Sale at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$254,628	$-	$-
Obligations of States and Political Subdivisions	-	35,637	-
Trust Preferred CDO Securities	-	-	7,215
Corporate Debt Securities	7,509
Other Securities	2,087	270	-
Total Securities Available for Sale	$264,224	$35,907	$7,215

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale	2010	2009
Balance at January 1	$7,215	$19,746
Total realized and unrealized gains (losses) included in income	-	(11,760)
Total unrealized gains (losses) included in other comprehensive income	1,893	(771)
Net purchases, sales, calls and maturities	(3,920)	-
Net transfers in/out of Level 3	-	-
Balance at December 31	$5,188	$7,215

Of the Level 3 assets that were held by the Corporation at December 31, 2010, the unrealized gain for the year was $1,893,000. That gain is recognized in other comprehensive income in the consolidated statements of financial condition. During 2010 the Company sold one Level 3 available for sale security. That security was sold at its carrying value of $3,920,000 and the company did not record a gain or loss on the sale. The Company did not have any sales of Level 3 available for sale securities during 2009. The Company did not purchase any Level 3 available for sale securities during 2010 or 2009.

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

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the year ended December 31, 2010

Impaired loans	$78,538	$-	$-	$78,538	$20,008
Other Real Estate Owned	$19,432	$-	$-	$19,432	$2,807

	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the year ended December 31, 2009

Impaired loans	$76,964	$-	$-	$76,964	$27,272
Other Real Estate Owned	$17,502	$-	$-	$17,502	$3,025

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

(20) Consent Order and Management’s Plan
On July 12, 2010, Monroe Bank & Trust (the “Bank”), the wholly owned commercial bank subsidiary of the Corporation, entered into a stipulation and consent to the issuance of a consent order (the “Consent Order”) with the Federal Deposit Insurance Corporation (FDIC”) and the Office of Financial and Insurance Regulation of the state of Michigan (“OFIR”). The Consent Order was dated July 12, 2010 and became effective on July 22, 2010.

Management and the Board of Directors are committed to complying with the terms of the Consent Order, and have already taken, and continue to take, numerous steps to address these matters. The Bank reports to the FDIC and OFIR quarterly regarding its progress in complying with the provisions included in the Consent Order. Compliance with the terms of the Consent Order will be an ongoing priority for management of the Bank.

In view of these matters, the Bank’s ability to improve its financial condition is dependent on the success of management’s plans to address concerns regarding profitability and asset quality. The Bank’s management believes they have taken appropriate steps aimed at returning the Bank to profitability and improving asset quality. Management’s success will ultimately be determined by its implementation of its plans, as well as factors beyond its control, such as the economy and real estate market.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
MBT Financial Corp. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2010, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be in the Corporation’s periodic SEC filings.

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

MBT Financial Corp.’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2010, the Corporation’s internal control over financial reporting is effective, based on those criteria. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010 has been audited by Plante & Moran, PLLC, an independent registered public accounting firm, as stated in their report appearing on page 45.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2010, that materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

Securities authorized for issuance under equity compensation plans as of December 31, 2010 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column )
Equity Compensation plans approved by security holders	444,575	$17.28	595,541
Equity Compensation plans not approved by security holders	0	0	0
Total	444,475	$17.28	595,541

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

Part IV

Item 15. Exhibits and Financial Statement Schedules
Contents

Financial Statements

Reports of Independent Registered Public Accounting Firm – Pages 43-44

Consolidated Balance Sheets as of December 31, 2010 and 2009 – Page 45

Consolidated Statements of Income for the Years Ended
December 31, 2010, 2009, and 2008 – Page 46

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended
December 31, 2010, 2009, and 2008 – Page 47

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2010, 2009, and 2008 – Page 48

Notes to Consolidated Financial Statements – Pages 49 – 72

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

10.10
Stipulation and consent to the issuance of a Consent Order with the FDIC and Michigan OFIR dated July 12, 2010. Previously filed as Exhibit 10 to the Form 8-K filed by MBT Financial Corp. on July 13, 2010.

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

Dated: March 18, 2011		MBT FINANCIAL CORP.

	By:	/s/ John L. Skibski
John L. Skibski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 18, 2011

/s/ H. Douglas Chaffin	/s/ John L. Skibski
H. Douglas Chaffin	John L. Skibski
President, Chief Executive	Chief Financial Officer &
Officer & Director	Director

/s/ Michael J. Miller	/s/ Peter H. Carlton
Michael J. Miller	Peter H. Carlton
Chairman	Director

/s/ Joseph S. Daly	/s/ Edwin L. Harwood
Joseph S. Daly	Edwin L. Harwood
Director	Director

/s/ Thomas M. Huner	/s/ Debra J. Shah
Thomas M. Huner	Debra J. Shah
Director	Director

/s/ Philip P. Swy	/s/ Karen M. Colina Wilson Smithbauer
Philip P. Swy	Karen M. Colina Wilson Smithbauer
Director	Director

Exhibit Index

Exhibit Number	Description of Exhibits
3.1	Restated Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2004.
10.1	MBT Financial Corp. 2008 Stock Incentive Compensation Plan. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on June 5, 2008.
10.2	Monroe Bank & Trust Salary Continuation Agreement with Ronald D. LaBeau. Previously filed as Exhibit 10.2 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
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

10.10	Stipulation and consent to the issuance of a Consent Order with the FDIC and Michigan OFIR. Previously filed as Exhibit 10 to the Form 8-K filed by MBT Financial Corp. on July 13, 2010.
21	Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
23	Consent of Independent Auditors
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.