Form 10-Q
period 2011-03-31
MBT FINANCIAL CORP
filed 2011-05-16
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2011

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-30973

MBT FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Michigan	38-3516922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 E. Front Street
Monroe, Michigan  48161
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

As of May 16, 2011, there were 17,265,046 shares of the Company’s Common Stock outstanding.

Part I Financial Information
Item 1. Financial Statements

MBT FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

Dollars in thousands	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$14,430	$13,789
Interest bearing	53,486	72,511
Total cash and cash equivalents	67,916	86,300

Securities - Held to Maturity	23,201	23,804
Securities - Available for Sale	345,918	289,365
Federal Home Loan Bank stock - at cost	11,831	11,831
Loans held for sale	784	973
Loans - Net	705,292	731,664
Accrued interest receivable and other assets	37,150	34,207
Bank Owned Life Insurance	47,422	50,664
Premises and Equipment - Net	30,101	30,569
Total assets	$1,269,615	$1,259,377

LIABILITIES
Deposits:
Non-interest bearing	$147,737	$148,208
Interest-bearing	897,404	883,685
Total deposits	1,045,141	1,031,893

Federal Home Loan Bank advances	113,500	113,500
Repurchase agreements	30,000	30,000
Notes Payable	135	135
Interest payable and other liabilities	10,424	9,851
Total liabilities	1,199,200	1,185,379

STOCKHOLDERS' EQUITY
Common stock (no par value; 30,000,000 shares authorized, 17,260,748 and 17,252,329 shares issued and outstanding)	2,026	2,146
Retained Earnings	72,455	76,497
Unearned Compensation	(158)	(187)
Accumulated other comprehensive loss	(3,908)	(4,458)
Total stockholders' equity	70,415	73,998
Total liabilities and stockholders' equity	$1,269,615	$1,259,377

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended March 31,
Dollars in thousands, except per share data	2011	2010
Interest Income
Interest and fees on loans	$10,352	$11,949
Interest on investment securities-
Tax-exempt	372	638
Taxable	2,040	2,689
Interest on balances due from banks	38	38
Total interest income	12,802	15,314

Interest Expense
Interest on deposits	3,015	3,353
Interest on borrowed funds	1,018	2,556
Total interest expense	4,033	5,909

Net Interest Income	8,769	9,405
Provision For Loan Losses	5,750	2,200

Net Interest Income After
Provision For Loan Losses	3,019	7,205

Other Income
Income from wealth management services	987	962
Service charges and other fees	1,117	1,271
Net gain on sales of securities available for sale	67	295
Origination fees on mortgage loans sold	83	132
Bank owned life insurance income	412	389
Other	997	992
Total other income	3,663	4,041

Other Expenses
Salaries and employee benefits	4,849	5,069
Occupancy expense	777	805
Equipment expense	694	840
Marketing expense	246	248
Professional fees	699	480
Collection expenses	77	94
Net loss on other real estate owned	1,241	1,036
Other real estate owned expenses	308	751
FDIC Deposit Insurance Assessment	846	631
Other	987	944
Total other expenses	10,724	10,898

Loss Before Income Taxes	(4,042)	348
Income Tax Benefit	-	-
Net Loss	$(4,042)	$348

Basic Loss Per Common Share	$(0.23)	$0.02

Diluted Loss Per Common Share	$(0.23)	$0.02

Common Stock Dividends Declared Per Share	$-	$-

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2011	$2,146	$76,497	$(187)	$(4,458)	$73,998

Issuance of Common Stock (8,419 shares)	15	-	-	-	15
Stock Offering Expense	(151)	-	-	-	(151)
Equity Compensation	16	-	29	-	45

Comprehensive income:
Net loss	-	(4,042)	-	-	(4,042)
Change in net unrealized gain on securities available for sale - Net of tax effect of $(283)	-	-	-	542	542
Reclassification adjustment for gains included in net income - Net of tax effect of $23	-	-	-	(44)	(44)
Change in postretirement benefit obligation
Net of tax effect of $(27)	-	-	-	52	52
Total Comprehensive Income					(3,492)

Balance - March 31, 2011	$2,026	$72,455	$(158)	$(3,908)	$70,415

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
Dollars in thousands	2011	2010
Cash Flows from Operating Activities
Net Income (Loss)	$(4,042)	$348
Adjustments to reconcile net loss to net cash from operating activities
Provision for loan losses	5,750	2,200
Depreciation	521	549
Net amortization of investment premium and discount	297	335
Writedowns of Other Real Estate Owned	1,092	820
Net increase (decrease) in interest payable and other liabilities	652	(954)
Net increase in interest receivable and other assets	(5,402)	(3,510)
Equity based compensation expense	45	17
Net gain on sale/settlement of securities	(67)	(295)
Increase in cash surrender value of life insurance	(412)	(389)
Net cash used for operating activities	$(1,566)	$(879)

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$602	$4,752
Proceeds from maturities and redemptions of investment securities available for sale	7,050	25,567
Proceeds from sales of investment securities available for sale	5,068	18,492
Net decrease in loans	20,811	24,244
Proceeds from sales of other real estate owned	760	974
Proceeds from sales of other assets	169	1,261
Purchase of investment securities held to maturity	-	(417)
Proceeds from surrender of Bank Owned Life Insurance	3,654	-
Purchase of investment securities available for sale	(68,142)	(71,306)
Purchase of bank premises and equipment	(53)	(90)
Net cash provided by (used for) investing activities	$(30,081)	$3,477

Cash Flows from Financing Activities
Net increse (decrease) in deposits	$13,248	$(2,870)
Proceeds from issuance of common stock	15	20
Net cash provided by (used for) financing activities	$13,263	$(2,850)

Net Decrease In Cash and Cash Equivalents	$(18,384)	$(252)

Cash and Cash Equivalents at Beginning Of Period	86,300	69,746
Cash And Cash Equivalents At End Of Period	$67,916	$69,494

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The unaudited consolidated financial statements include the accounts of MBT Financial Corp. (the “Company”) and its subsidiary, Monroe Bank & Trust (the “Bank”). The Bank includes the accounts of its wholly owned subsidiary, MB&T Financial Services, Inc. The Bank operates eighteen branches in Monroe County, Michigan, seven branches in Wayne County, Michigan, and a mortgage loan office in Monroe County. The Bank’s primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Company’s sole business segment is community banking.

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

ACCOUNTING PRONOUNCEMENTS

No recent accounting pronouncements are expected to have a significant impact on the Corporation’s financial statements. Accounting Standards Update 2010-20 (ASU 2010-20), “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” was issued by the Financial Accounting Standards Board (FASB) in July 2010. ASU 2010-20 provides new authoritative accounting guidance under ASC Topic 310, “Receivables,” amending prior guidance to provide expanded disclosures focused around segments and classes of financing receivables (loans). The additional disclosures include details on our past due loans and credit quality indicators. For public entities, ASU 2010-20 disclosures are required for interim and annual reporting periods beginning on or after December 31, 2010. The expanded disclosures required under ASU 2010-20 are included in Note 5 to these interim statements.

In April 2011, the FASB issued Accounting Standards Update 2011-02 (ASU 2011-02), “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. ASU 2011-02 amended guidance clarifying whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties, for purposes of determining whether a restructuring constitutes a Troubled Debt Restructuring (TDR). The amended guidance also requires the Corporation to disclose new information about TDRs, including qualitative and quantitative information by portfolio segment and class. The amended guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011, and for purposes of identifying TDRs under the amended guidance, should be applied retrospectively to the beginning of the annual reporting period of adoption. The Corporation is currently in the process of evaluating the impact of adopting the amended guidance on the Corporation’s Consolidated Financial Statements.

2. EARNINGS PER SHARE

The calculations of earnings (loss) per common share are as follows:

	For the three months ended March 31,
	2011	2010
Basic
Net loss	$(4,042,000)	$348,000
Net loss applicable to common stock	$(4,042,000)	$348,000
Average common shares outstanding	17,256,472	16,216,177
Loss per common share - basic	$(0.23)	$0.02

	2011	2010
Diluted
Net loss	$(4,042,000)	$348,000
Net loss applicable to common stock	$(4,042,000)	$348,000
Average common shares outstanding	17,256,472	16,216,177
Stock option adjustment	-	531
Average common shares outstanding - diluted	17,256,472	16,216,708
Loss per common share - diluted	$(0.23)	$0.02

3. STOCK BASED COMPENSATION

Stock Options - The following table summarizes the options that had been granted to certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

		Weighted Average
	Shares	Exercise Price
Options Outstanding, January 1, 2011	444,575	$17.28
Granted	-	-
Exercised	-	-
Forfeited	4,402	13.94
Options Outstanding, March 31, 2011	440,173	$17.31
Options Exercisable, March 31, 2011	440,173	$17.28

Stock Only Stock Appreciation Rights (SOSARs) - On January 27, 2011, Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain executives in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. The SOSARs have a term of ten years and vest in three equal annual installments beginning on December 31, 2011. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant.

The fair value of $0.80 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 53.0%, a risk free rate of 1.90% and dividend yield of 3.00%. The following table summarizes the SOSARs that have been granted:

		Weighted Average
	Shares	Exercise Price
SOSARs Outstanding, January 1, 2011	224,000	$5.12
Granted	111,000	1.85
Exercised	-	-
Forfeited	-	-
SOSARs Outstanding, March 31, 2011	335,000	$4.04
SOSARs Exercisable, March 31, 2011	190,820	$5.49

Restricted Stock Unit Awards – On January 27, 2011, performance restricted stock units were awarded to certain key executive officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. Each Restricted Stock Unit (RSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a two year performance period that ends on December 31, 2012. Up to 50% of the aggregate RSUs granted may be earned in each year of the performance period subject to satisfying weighted performance thresholds. Earned RSUs vest on December 31, 2013.

The total expense for equity based compensation was $45,000 in the first quarter of 2011 and $17,000 in the first quarter of 2010.

4. LOANS

The Bank makes commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan, southern and western Wayne County, Michigan, and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.

Loans consist of the following (000s omitted):

	March 31,	December 31,
	2011	2010
Residential real estate loans	$317,476	$330,325
Non-farm, non-residential real estate loans	320,204	323,471
Loans to finance agricultural production and other loans to farmers	6,766	6,357
Commercial and industrial loans	69,216	76,701
Loans to individuals for household, family, and other personal expenditures	15,399	16,393
All other loans (including overdrafts)	311	330
Total loans, gross	729,372	753,577
Less: Deferred loan fees	653	690
Total loans, net of deferred loan fees	728,719	752,887
Less: Allowance for loan losses	23,427	21,223
	$705,292	$731,664

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

The following table summarizes nonperforming assets (000’s omitted):

	March 31,	December 31,
	2011	2010
Nonaccrual loans	$65,597	$67,581
Loans 90 days past due	364	4
Restructured loans	14,775	14,098
Total nonperforming loans	$80,736	$81,683
Other real estate owned	22,620	19,432
Other assets	20	383
Nonperforming investment securities	2,694	2,568
Total nonperforming assets	$106,070	$104,066
Nonperforming assets to total assets	8.35%	8.26%
Allowance for loan losses to nonperforming loans	29.02%	25.98%

5. ALLOWANCE FOR LOAN LOSSES

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

Activity in the allowance for loan losses during the quarter ended March 31, 2011 was as follows (000’s omitted):

March 31, 2011	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning Balance	$77	$3,875	$9,040	$3,285	$4,596	$350	$21,223
Charge-offs	-	(828)	(2,298)	(202)	(705)	(31)	(4,064)
Recoveries	-	93	7	10	302	106	518
Provision	16	(261)	4,481	495	1,205	(186)	5,750
Ending balance	$93	$2,879	$11,230	$3,588	$5,398	$239	$23,427

Ending balance individually evaluated for impairment	$89	$934	$4,067	$1,140	$1,479	$62	$7,771
Ending balance collectively evaluated for impairment	4	1,945	7,163	2,448	3,919	177	15,656
Ending balance	$93	$2,879	$11,230	$3,588	$5,398	$239	$23,427

Loans:
Ending balance individually evaluated for impairment	$656	$6,650	$42,210	$8,090	$16,616	$155	$74,377
Ending balance collectively evaluated for impairment	17,577	62,641	277,884	33,797	246,780	15,663	654,342
Ending balance	$18,233	$69,291	$320,094	$41,887	$263,396	$15,818	$728,719

Activity in the allowance for loan losses during the year ended December 31, 2010 was as follows (000’s omitted):

December 31, 2010	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning Balance	$142	$6,360	$8,331	$2,351	$6,382	$497	$24,063
Charge-offs	-	(2,907)	(10,024)	(5,303)	(5,370)	(951)	(24,555)
Recoveries	1	219	295	22	119	559	1,215
Provision	(66)	203	10,438	6,215	3,465	245	20,500
Ending balance	$77	$3,875	$9,040	$3,285	$4,596	$350	$21,223

Ending balance individually evaluated for impairment	$74	$2,016	$2,958	$876	$973	$49	$6,946

Ending balance collectively evaluated for impairment	3	1,859	6,082	2,409	3,623	301	14,277
Ending balance	$77	$3,875	$9,040	$3,285	$4,596	$350	$21,223

Loans:
Ending balance individually evaluated for impairment	$656	$10,075	$42,326	$8,398	$16,948	$135	$78,538

Ending balance collectively evaluated for impairment	19,797	66,708	281,025	37,912	252,205	16,702	674,349
Ending balance	$20,453	$76,783	$323,351	$46,310	$269,153	$16,837	$752,887

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

The Company utilizes an internal loan grading system to assign a risk grade to all commercial loans, all renegotiated loans, and each commercial credit relationship. Grades 1 through 4 are considered “pass” credits and grades 5 through 9 are considered “watch” credits and are subject to greater scrutiny. Loans with grades 6 and higher are considered substandard and most are evaluated for impairment. A description of the general characteristics of each grade is as follows:

·
Grade 1 – Excellent – Loans secured by marketable collateral, with adequate margin, or supported by strong financial statements. Probability of serious financial deterioration is unlikely. Possess a sound repayment source and a secondary source. This classification will also include all loans secured by certificates of deposit or cash equivalents.

·
Grade 2 – Satisfactory – Loans that have less than average risk and clearly demonstrate adequate debt service coverage. These loans may have some vulnerability, but are sufficiently strong to have minimal deterioration if adverse factors are encountered, and are expected to be fully collectable.

·
Grade 3 – Average – Loans that have a reasonable amount of risk and may exhibit vulnerability to deterioration if adverse factors are encountered. These loans should demonstrate adequate debt service coverage but warrant a higher level of monitoring to ensure that weaknesses do not advance.

·
Grade 4 – Pass/Watch – Loans that are considered “pass credits” yet appear on the “watch list”. Credit deficiency or potential weakness may include a lack of current or complete financial information. The level of risk is considered acceptable so long as the loan is given additional management supervision.

·
Grade 5 – Watch – Loans that possess some credit deficiency or potential weakness that if not corrected, could increase risk in the future. The source of loan repayment is sufficient but may be considered inadequate by the Bank’s standards.

·
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

·
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

·	Grades 8 & 9 - Loss – Loans are considered uncollectible and of such little value that carrying them on the Bank’s financial statements is not feasible.

The assessment of compensating factors may result in a rating plus or minus one grade from those listed above. These factors include, but are not limited to collateral, guarantors, environmental conditions, history, plan/projection reasonableness, quality of information, and payment delinquency.

The portfolio segments in each credit risk grade as of March 31, 2011 are as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$33	$1,016	$173	$4,709	$197,629	$15,593	$219,153
1	-	1,746	-	-	-	-	1,746
2	201	315	5,109	105	1,101	-	6,831
3	5,919	6,341	15,369	1,008	2,488	35	31,160
4	10,611	38,746	160,663	13,913	24,789	30	248,752
5	512	10,670	62,481	8,466	12,226	-	94,355
6	957	10,457	76,299	13,686	25,163	160	126,722
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$18,233	$69,291	$320,094	$41,887	$263,396	$15,818	$728,719

Performing	$17,577	$62,742	$278,685	$33,182	$240,417	$15,380	$647,983
Nonperforming	656	6,549	41,409	8,705	22,979	438	80,736
Total	$18,233	$69,291	$320,094	$41,887	$263,396	$15,818	$728,719

The portfolio segments in each credit risk grade as of December 31, 2010 are as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$56	$1,002	$177	$4,983	$202,020	$16,609	$224,847
1	-	955	-	-	-	-	955
2	351	319	5,381	107	1,136	-	7,294
3	8,941	5,600	18,939	1,064	2,409	40	36,993
4	10,146	43,197	152,697	16,285	25,754	32	248,111
5	-	11,384	73,651	8,918	12,237	-	106,190
6	959	14,326	72,506	14,953	25,597	156	128,497
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$20,453	$76,783	$323,351	$46,310	$269,153	$16,837	$752,887

Performing	$19,798	$67,472	$282,746	$37,805	$247,018	$16,365	$671,204
Nonperforming	655	9,311	40,605	8,505	22,135	472	81,683
Total	$20,453	$76,783	$323,351	$46,310	$269,153	$16,837	$752,887

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of March 31, 2011 and December 31, 2010 (000s omitted):

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing
Agriculture and Agricultural Real Estate	$98	$-	$343	$441	$17,792	$18,233	$-
Commercial	1,073	188	2,178	3,439	65,852	69,291	1
Commercial Real Estate	6,604	4,640	13,733	24,977	295,117	320,094	-
Construction Real Estate	1,327	197	3,973	5,497	36,390	41,887	-
Residential Real Estate	6,394	954	9,075	16,423	246,973	263,396	360
Consumer and Other	199	34	238	471	15,347	15,818	3
Total	$15,695	$6,013	$29,540	$51,248	$677,471	$728,719	$364

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing
Agriculture and Agricultural Real Estate	$98	$-	$343	$441	$20,012	$20,453	$-
Commercial	2,265	1,031	3,999	7,295	69,488	76,783	4
Commercial Real Estate	8,212	4,532	14,391	27,135	296,216	323,351	-
Construction Real Estate	186	46	6,136	6,368	39,942	46,310	-
Residential Real Estate	6,331	4,910	14,962	26,203	242,950	269,153	-
Consumer and Other	213	43	291	547	16,290	16,837	-
Total	$17,305	$10,562	$40,122	$67,989	$684,898	$752,887	$4

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

The following is a summary of non-accrual loans as of March 31, 2011 and December 31, 2010 (000s omitted):

	3/31/2011	12/31/2010
Agriculture and Agricultural Real Estate	$343	$386
Commercial	6,315	7,179
Commercial Real Estate	33,326	32,033
Construction Real Estate	7,757	7,556
Residential Real Estate	17,565	20,087
Consumer and Other	291	340
Total	$65,597	$67,581

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of March 31, 2011 and December 31, 2010 (000s omitted):

March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized in the Three Months Ended
With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$-
Commercial	1,444	3,017	-	1,494	9
Commercial Real Estate	8,240	11,521	-	9,010	50
Construction Real Estate	601	799	-	617	10
Residential Real Estate	9,143	11,642	-	9,656	228
Consumer and Other	-	-	-	-	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	656	656	89	655	2
Commercial	5,206	5,889	934	5,737	49
Commercial Real Estate	33,970	42,204	4,067	34,922	338
Construction Real Estate	7,489	12,537	1,140	7,995	12
Residential Real Estate	7,473	8,940	1,479	7,826	77
Consumer and Other	155	156	62	157	2

Total:
Agriculture and Agricultural Real Estate	$656	$656	$89	$655	$2
Commercial	6,650	8,906	934	7,231	58
Commercial Real Estate	42,210	53,725	4,067	43,932	388
Construction Real Estate	8,090	13,336	1,140	8,612	22
Residential Real Estate	16,616	20,582	1,479	17,482	305
Consumer and Other	155	156	62	157	2

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized in the Year Ended
With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$-
Commercial	1,069	2,220	-	1,845	108
Commercial Real Estate	16,968	23,585	-	19,314	819
Construction Real Estate	1,678	2,457	-	1,603	97
Residential Real Estate	14,816	12,175	-	10,033	480
Consumer and Other	-	-	-	-	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	656	656	74	656	7
Commercial	9,006	12,521	2,016	9,154	365
Commercial Real Estate	25,358	29,682	2,958	23,887	1,058
Construction Real Estate	6,720	11,171	876	7,280	190
Residential Real Estate	2,132	9,315	973	7,596	356
Consumer and Other	135	135	49	138	6

Total:
Agriculture and Agricultural Real Estate	$656	$656	$74	$656	$7
Commercial	10,075	14,741	2,016	10,999	473
Commercial Real Estate	42,326	53,267	2,958	43,201	1,877
Construction Real Estate	8,398	13,628	876	8,883	287
Residential Real Estate	16,948	21,490	973	17,629	836
Consumer and Other	135	135	49	138	6

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of March 31, 2011 and December 31, 2010 (000’s omitted):

	Held to Maturity
	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$6	$-	$-	$6
Obligations of States and Political Subdivisions	23,195	255	(274)	23,176
	$23,201	$255	$(274)	$23,182

	Available for Sale
	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$322,483	$2,439	$(1,875)	$323,047
Obligations of States and Political Subdivisions	14,978	116	(113)	14,981
Trust Preferred CDO Securities	9,554	-	(4,087)	5,467
Other Securities	2,553	86	(216)	2,423
	$349,568	$2,641	$(6,291)	$345,918

	Held to Maturity
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$6	$-	$-	$6
Obligations of States and Political Subdivisions	23,798	303	(265)	23,836
	$23,804	$303	$(265)	$23,842

	Available for Sale
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$266,773	$2,526	$(2,264)	$267,035
Obligations of States and Political Subdivisions	14,881	49	(205)	14,725
Trust Preferred CDO Securities	9,563	-	(4,375)	5,188
Other Securities	2,553	80	(216)	2,417
	$293,770	$2,655	$(7,060)	$289,365

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.

March 31, 2011

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$131,458	$1,875	$-	$-	$131,458	$1,875
Obligations of States and Political Subdivisions	7,880	229	1,946	158	9,826	387
Trust Preferred CDO Securities	-	-	5,467	4,087	5,467	4,087
Equity Securities	-	-	324	216	324	216
	$139,338	$2,104	$7,737	$4,461	$147,075	$6,565

December 31, 2010

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$83,030	$2,264	$-	$-	$83,030	$2,264
Obligations of States and Political Subdivisions	12,192	296	1,931	174	14,123	470
Trust Preferred CDO Securities	-	-	5,188	4,375	5,188	4,375
Equity Securities	-	-	324	216	324	216
	$95,222	$2,560	$7,443	$4,765	$102,665	$7,325

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at March 31, 2011.

The Trust Preferred CDO Securities are issued by companies in the financial services industry, including banks, thrifts, and insurance companies. Each of the three securities owned by the Company is in an unrealized loss position. The main reasons for the impairment are the overall decline in market values for financial industry securities and the lack of an active market for these types of securities in particular. In determining whether the impairment is not other-than-temporary, the Company analyzed each security’s expected cash flows. The assumptions used in the cash flow analysis were developed following a review of the financial condition of the individual obligors in the pools. The analysis concluded that disruption of our cash flows due to defaults by issuers was currently not expected to occur in one of the three securities owned. As a result of uncertainties in the market place affecting companies in the financial services industry, it is at least reasonably possible that a change in the estimate will occur in the near term. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at  March 31, 2011.

7. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Certain of the Bank’s assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets.  These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below.  The fair values of all financial instruments not discussed below (Cash and cash equivalents, Federal funds sold, Federal Home Loan Bank stock, Accrued interest receivable and other assets, Bank Owned Life Insurance, Demand deposits, NOW deposits, Savings deposits, Money market deposits, Federal funds purchased, and Interest payable and other liabilities) are estimated to be equal to their carrying amounts as of March 31, 2011 and December 31, 2010.

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

The carrying amounts and approximate fair values as of March 31, 2011 and December 31, 2010 are as follows (000’s omitted):

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and due from banks	$67,916	$67,916	$86,300	$86,300
Securities - Held to Maturity	23,201	23,182	23,804	23,842
Securities - Available for Sale	345,918	345,918	289,365	289,365
Federal Home Loan Bank Stock	11,831	11,831	11,831	11,831
Loans Held for Sale	784	784	973	973
Loans, net	705,292	721,275	731,664	755,312
Accrued Interest Receivable	4,463	4,463	3,912	3,912

Financial Liabilities:
Demand, NOW, savings and money market savings deposits	650,136	650,136	631,997	631,997
Other Time Deposits	395,005	399,841	399,896	405,736
Borrowed funds
Variable Rate FHLB Advances	110,000	114,311	110,000	115,045
Fixed Rate FHLB Advances	3,500	3,520	3,500	3,567
Putable FHLB Advances	-	-	-	-
Repurchase Agreements	30,000	33,485	30,000	33,796
Notes Payable	135	135	135	135
Accrued Interest Payable	911	911	882	882

8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets measured at fair value on a recurring basis at March 31, 2011 and 2009, and the valuation techniques used by the Company to determine those fair values.

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

Assets measured at fair value on a recurring basis are as follows (000’s omitted):

Investment Securities Available for Sale	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 3/31/2011
Obligations of U.S. Government Agencies	$323,047	$-	$-	$323,047
Obligations of States and Political Subdivisions	-	14,981	-	14,981
Trust Preferred CDO Securities	-	-	5,467	5,467
Other Securities	2,099	324	-	2,423
Total Securities Available for Sale	$325,146	$15,305	$5,467	$345,918

Investment Securities Available for Sale	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2010
Obligations of U.S. Government Agencies	$267,035	$-	$-	$267,035
Obligations of States and Political Subdivisions	-	14,725	-	14,725
Trust Preferred CDO Securities	-	-	5,188	5,188
Other Securities	2,093	324	-	2,417
Total Securities Available for Sale	$269,128	$15,049	$5,188	$289,365

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale	2011	2010
Balance at January 1	$5,188	$7,215
Total realized and unrealized gains (losses) included in income	-	-
Total unrealized gains (losses) included in other comprehensive income	279	150
Net purchases, sales, calls and maturities	-	(3,920)
Net transfers in/out of Level 3	-	-
Balance at March 31	$5,467	$3,445

Of the Level 3 assets that were held by the Company at March 31, 2011, the unrealized gain for the three months ended March 31, 2011 was $279,000, which is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

The Company owns pooled Trust Preferred Securities (“TRUPs”) with a fair value of $5,467,000 as of March 31, 2011. Trading of these types of securities has increased recently but is primarily conducted on a distress sale or forced liquidation basis. As a result, the Company measures the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include loans and Other Real Estate Owned. The Company estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$74,377	$-	$-	$74,377
Other Real Estate Owned	$22,620	$-	$-	$22,620

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$78,538	$-	$-	$78,538
Other Real Estate Owned	$19,432	$-	$-	$19,432

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	March 31,	December 31,
	2011	2010
Commitments to extend credit:
Unused portion of commercial lines of credit	$63,453	$59,238
Unused portion of credit card lines of credit	2,968	2,987
Unused portion of home equity lines of credit	16,108	15,905
Standby letters of credit and financial guarantees written	4,650	4,710
All other off-balance sheet commitments	2,994	-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

MBT Financial Corp. (the “Company) is a bank holding company with one subsidiary, Monroe Bank & Trust (“the Bank”). The Bank is a commercial bank with a wholly owned subsidiary, MB&T Financial Services. MB&T Financial Services is an insurance agency which sells insurance policies to the Bank. The Bank operates 18 branch offices in Monroe County, Michigan and 7 offices in Wayne County, Michigan. The Bank’s primary source of income is interest income on its loans and investments and its primary expense is interest expense on its deposits and borrowings.

The national economic recovery is continuing slowly, and conditions in southeast Michigan have also begun to improve. Local unemployment rates remain higher than the national average and commercial and residential development property values are still declining slightly while residential property values have shown some improvement. Our total problem assets, which include non performing loans, other real estate owned, non accrual investments, and performing loans that are internally classified as potential problems, increased $1.9 million, or 1.2% during the first quarter of 2011, the second consecutive quarterly increase, causing us to increase our Allowance for Loan and Lease Losses (ALLL) from $21.2 million to $23.4 million. The loan portfolio decreased $24.4 million during the quarter, so the ALLL as a percent of loans increased from 2.82% at December 31, 2010 to 3.21% at March 31, 2011. Although local property values and the unemployment rate have stabilized over the past several quarters, we anticipate a slow recovery in our local markets in 2011. We will continue to focus our efforts on improving asset quality, maintaining liquidity, strengthening capital, and controlling expenses.

Net Interest Income decreased $636,000 compared to the first quarter of 2010 as the net interest margin decreased from 3.13% to 3.11% and the average earning assets decreased $90.1 million, or 7.2%. The provision for loan losses increased from $2.2 million in the first quarter of 2010 to $5.8 million in 2011. An increase in the historical loss rates increased the amount of ALLL required. As a result, it was necessary to record a provision that was larger than the net charge offs for the quarter. Non interest income, net of securities transactions, decreased $150,000 compared to last year, primarily due to a decrease in overdraft service charges that resulted from a decrease in NSF check activity. Also, origination fees on mortgage loans sold decreased due to a significant decline in mortgage loan activity. Our ongoing efforts to control costs continue to produce results, and our non interest expenses decreased $174,000, or 1.6% compared to the first quarter of 2010. We expect credit related expenses, including the costs of carrying a high level of Other Real Estate Owned (OREO), to remain high, but we should continue to see meaningful expense improvement in most other areas.

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

Financial Condition

National economic conditions began to recover in the second half of 2009, but regional conditions remained weak until 2010. Local unemployment and property values have stabilized and the economic environment in southeast Michigan is slowly beginning to show improvement. Our nonperforming assets increased 1.9% during the quarter, from $104.1 million to $106.1 million, and total problem assets increased from $157.8 million to $159.7 million. Total loans decreased due to low loan demand, payments received in the ordinary course of business, and charge offs of existing loans. We continued to manage toward a decreased use of high cost wholesale funding, which has helped improve our net interest margin. While some lending opportunities exist, the economy is expected to remain weak in our market area throughout the first half of 2011. The Company expects low deposit growth and a slight reduction in total assets in 2011, and intends to continue to focus efforts on improved credit quality, capital management, and enterprise risk mitigation.

Since December 31, 2010, total loans decreased $24.4 million (3.2%) due to the weak loan demand. At the same time, deposits increased $13.2 million, or 1.3% due to normal seasonal fluctuations. This reduction in loans and increase in deposits resulted in an increase of $37.6 million (9.4%) in cash and investments and an increase of $10.2 million (0.8%) in total assets since the end of 2010. Total capital decreased $3.6 million or 4.8%, resulting from the loss of $4.0 million, partially offset by the decrease of $0.5 million in the accumulated other comprehensive loss (AOCL) due to an increase in the value of our securities available for sale. The common stock component of capital decreased $120,000 during the first quarter. The Corporation commenced a private placement capital offering in the third quarter of 2010, and ended the offering period on March 31, 2011. Most of the stock sales were completed in 2010; however, the total costs of the offering were recorded as a reduction of the capital raised in the first quarter of 2011. The decrease in total capital and the increase in total assets caused the capital to assets ratio to decrease from 5.88% at December 31, 2010 to 5.55% at March 31, 2011.

The amount of nonperforming assets (“NPAs”) increased $2.0 million or 1.9% since year end. NPAs include non performing loans, which decreased 1.2% from $81.7 million to $80.7 million, and Other Real Estate Owned and Other Assets (“OREO”), which increased 14.3% from $19.8 million to $22.6 million. Total problem assets, which includes all NPAs and performing loans that are internally classified as substandard, increased $1.9 million, or 1.2%. The Company’s Allowance for Loan and Lease Losses (“ALLL”) increased $2.2 million since December 31, 2010, resulting from an increase in our FAS 5 general allocation from $14.2 million to $15.7 million due to the increase in historical losses. The FAS 114 specific allocations increased from $6.9 million to $7.8 million primarily due to decreases in the values of commercial real estate collateral. The ALLL is now 3.21% of loans, compared to 2.82% at December 31, 2010. The ALLL is 29.02% of NPLs, compared to 25.98% at year end and 26.85% at March 31, 2010. In light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in the loan portfolio.

Results of Operations – First Quarter 2011 vs. First Quarter 2010

Net Interest Income - A comparison of the income statements for the three months ended March 31, 2010 and 2011 shows a decrease of $636,000, or 6.8%, in Net Interest Income. Interest income on loans decreased $1.6 million or 13.4% as the average loans outstanding decreased $91.5 million and the average yield on loans decreased from 5.80% to 5.64%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $0.9 million as the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $1.5 million and the yield decreased from 3.27% to 2.37%. An improvement in the term structure of interest rates, a continued low overall level of interest rates, and the maturity and prepayment of some high cost borrowings and brokered certificates of deposit allowed funding costs to decrease considerably. The interest expense on deposits decreased $338,000 or 10.1% even though the average deposits increased $19.9 million as the average cost of deposits decreased from 1.33% to 1.17%. The cost of borrowed funds decreased $1.5 million as the average amount of borrowed funds decreased $114.9 million and the average cost of the borrowings decreased from 4.01% to 2.87%.

Provision for Loan Losses - The Provision for Loan Losses increased from $2.2 million in the first quarter of 2010 to $5.8 million in the first quarter of 2011. Net charge offs were $3.5 million during the first quarter of 2011, compared to $2.2 million in the first quarter of 2010. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to an increase in the historical loss percentages, it was necessary to record a provision in excess of the net charge offs in order to maintain an adequate ALLL in the first quarter of 2011. The ALLL is 3.21% of loans as of March 31, 2011, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income decreased $378,000, or 9.4% compared to the first quarter of 2010. Service charges and other fees decreased $154,000, or 12.1%, primarily due to a decrease in overdraft fees on checking accounts. The gain on securities transactions decreased $228,000 due to a decrease in investment sales transactions. Origination fees on mortgage loans sold decreased $49,000, or 37.1%.

Other Expenses – Total non interest expenses decreased $174,000 or 1.6% compared to the first quarter of 2010. Most expense categories were flat or decreased due to ongoing cost containment initiatives. Salaries and Employee Benefits decreased $220,000, or 4.3%, due to a decrease in staff and reductions in benefits, including the elimination of the 401(k) matching contribution. Professional fees increased $219,000 primarily due to increases in legal and other professional fees paid for collection activities. Losses on Other Real Estate Owned (OREO) properties increased $205,000 due to larger writedowns of foreclosed property values in 2011. FDIC deposit insurance premium expense increased $215,000 due to an increase in our assessment rate that was effective in the second quarter of 2010.

As a result of the above activity, the Loss Before Income Taxes increased $4.4 million from a profit of $348,000 in the first quarter of 2010 to a loss of $4,042,000 in the first quarter of 2011. No income tax benefit was recorded in either year due to the uncertainty of our expected ability to utilize our existing deferred tax assets.

Cash Flows

Cash flows used for operating activities increased from $0.9 million in the first three months of 2010 to $1.6 million in the first three months of 2011. The increase in cash used by operations was not as large as the change in earnings because most of the loss in 2011 was caused by non-cash charges to earnings. Cash flows from investing activities decreased from $3.4 million provided in the first three months of 2010 to $30.1 million used in the first three months of 2011 primarily due to a decrease in the sales, maturities, and redemptions of investment securities. The decrease in the sales of investment securities was due to the sales of federal agency debt and mortgage backed securities in 2010 related to the restructuring of the portfolio in order to shorten the duration and manage interest rate and liquidity risks. In addition, the Corporation surrendered $3.7 million in Bank Owned Life Insurance policies that are no longer required to provide benefits to former employees and directors. The amount of cash provided by financing activities increased in the first three months of 2011 compared to the first three months of 2010 due to the growth in deposits.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of March 31, 2011, the Bank utilized $113.5 million of its authorized limit of $265 million with the Federal Home Loan Bank of Indianapolis, none of its $10 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, and none of its $25 million of federal funds line with a correspondent bank.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first three months of 2011 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $70.4 million at March 31, 2011 and $74.0 million at December 31, 2010. The ratio of equity to assets was 5.55% at March 31, 2011 and 5.88% at December 31, 2010. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of March 31, 2011:
Total Capital to Risk-Weighted Assets
Consolidated	$85,011	9.91%	$85,749	10%
Monroe Bank & Trust	84,421	9.85%	85,690	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	74,132	8.65%	51,450	6%
Monroe Bank & Trust	73,511	8.58%	51,414	6%
Tier 1 Capital to Average Assets
Consolidated	74,132	5.81%	63,764	5%
Monroe Bank & Trust	73,511	5.77%	63,736	5%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital to Risk-Weighted Assets
Consolidated	$89,270	10.24%	$87,196	10%
Monroe Bank & Trust	88,440	10.15%	87,120	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	78,239	8.97%	52,318	6%
Monroe Bank & Trust	77,383	8.88%	52,272	6%
Tier 1 Capital to Average Assets
Consolidated	78,239	6.24%	62,705	5%
Monroe Bank & Trust	77,383	6.17%	62,672	5%

On July 12, 2010, the Bank entered into a Consent Order with its state and federal regulators. While the Bank is under the Consent Order, it is classified as “adequately capitalized” even if its ratios meet the “well capitalized” guidelines.

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank’s earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank’s market risk is monitored monthly and it has not changed significantly since year-end 2010.

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

Each month, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank’s net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of both gradual and sudden increases or decreases of 100, 200, and 300 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates.

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout 2011, the Bank’s interest rate risk has remained within its policy limits.

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

The Bank’s interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2010.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2011, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2011, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

MBT Financial Corp. and its subsidiaries are not a party to, nor is any of their property the subject of any material legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I Item 1A of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2010.

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

MBT Financial Corp. (Registrant)

May 16, 2011	By	/s/ H. Douglas Chaffin
Date		H. Douglas Chaffin
President & Chief Executive Officer

May 16, 2011	By	/s/ John L. Skibski
Date		John L. Skibski
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.