Form 10-Q
period 2011-06-30
MBT FINANCIAL CORP
filed 2011-08-15
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2011

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-30973

MBT FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Michigan	38-3516922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 E. Front Street
Monroe, Michigan  48161
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

As of August 12, 2011, there were 17,273,526 shares of the Company’s Common Stock outstanding.

Part I Financial Information
Item 1. Financial Statements

MBT FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011
Dollars in thousands	(Unaudited)	December 31, 2010

ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$19,044	$13,789
Interest bearing	36,815	72,511
Total cash and cash equivalents	55,859	86,300

Securities - Held to Maturity	32,999	23,804
Securities - Available for Sale	328,115	289,365
Federal Home Loan Bank stock - at cost	10,605	11,831

Loans held for sale	349	973

Loans	717,139	752,887
Allowance for Loan Losses	(22,629)	(21,223)
Loans - Net	694,510	731,664

Accrued interest receivable and other assets	32,477	34,207
Bank Owned Life Insurance	47,812	50,664
Premises and Equipment - Net	29,712	30,569
Total assets	$1,232,438	$1,259,377

LIABILITIES
Deposits:
Non-interest bearing	$152,200	$148,208
Interest-bearing	866,104	883,685
Total deposits	1,018,304	1,031,893

Federal Home Loan Bank advances	110,000	113,500
Repurchase agreements	20,000	30,000
Notes Payable	135	135
Interest payable and other liabilities	11,024	9,851
Total liabilities	1,159,463	1,185,379

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 and 30,000,000 shares authorized,17,269,225 and 17,252,329 shares issued and outstanding)	2,054	2,146
Retained Earnings	71,672	76,497
Unearned Compensation	(134)	(187)
Accumulated other comprehensive loss	(617)	(4,458)
Total stockholders' equity	72,975	73,998
Total liabilities and stockholders' equity	$1,232,438	$1,259,377

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2011	2010	2011	2010

Interest Income
Interest and fees on loans	$9,992	$11,642	$20,344	$23,591
Interest on investment securities-
Tax-exempt	351	476	723	1,114
Taxable	2,121	2,353	4,161	5,042
Interest on balances due from banks	30	28	68	66
Total interest income	12,494	14,499	25,296	29,813

Interest Expense
Interest on deposits	2,960	3,336	5,975	6,689
Interest on borrowed funds	956	1,975	1,974	4,531
Total interest expense	3,916	5,311	7,949	11,220

Net Interest Income	8,578	9,188	17,347	18,593
Provision For Loan Losses	2,850	3,750	8,600	5,950

Net Interest Income After
Provision For Loan Losses	5,728	5,438	8,747	12,643

Other Income
Income from wealth management services	996	1,141	1,983	2,103
Service charges and other fees	1,179	1,301	2,296	2,572
Net gain on sales of securities	29	2,791	96	3,086
Origination fees on mortgage loans sold	86	137	169	269
Bank owned life insurance income	390	450	802	839
Other	1,178	999	2,175	1,991
Total other income	3,858	6,819	7,521	10,860

Other Expenses
Salaries and employee benefits	4,884	4,652	9,733	9,721
Occupancy expense	688	703	1,465	1,508
Equipment expense	748	797	1,442	1,637
Marketing expense	235	256	481	504
Professional fees	594	508	1,293	988
Collection expenses	57	102	134	196
Net loss on other real estate owned	884	954	2,125	1,990
Other real estate owned expenses	564	601	872	1,352
FDIC Deposit Insurance Assessment	790	611	1,636	1,242
Debt prepayment penalties	-	2,492	-	2,492
Other	925	953	1,912	1,897
Total other expenses	10,369	12,629	21,093	23,527

Loss Before Income Taxes	(783)	(372)	(4,825)	(24)
Income Tax Benefit	-	-	-	-
Net Loss	$(783)	$(372)	$(4,825)	$(24)

Basic Loss Per Common Share	$(0.05)	$(0.02)	$(0.28)	$-

Diluted Loss Per Common Share	$(0.05)	$(0.02)	$(0.28)	$-

Common Stock Dividends Declared Per Share	$-	$-	$-	$-

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2011	$2,146	$76,497	$(187)	$(4,458)	$73,998

Issuance of Common Stock (16,896 shares)	27	-	-	-	27
Stock Offering Expense	(151)	-	-	-	(151)
Equity Compensation	32	-	53	-	85

Comprehensive income:
Net loss	-	(4,825)	-	-	(4,825)
Change in net unrealized gain (loss) on securities available for sale - Net of tax effect of $(1,962)	-	-	-	3,801	3,801
Reclassification adjustment for gains included in net income - Net of tax effect of $33	-	-	-	(63)	(63)
Change in postretirement benefit obligation
Net of tax effect of $(53)	-	-	-	103	103
Total Comprehensive Income					(984)

Balance - June 30, 2011	$2,054	$71,672	$(134)	$(617)	$72,975

The accompanying notes to consolidated financial statements are integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
Dollars in thousands	2011	2010

Cash Flows from Operating Activities
Net Loss	$(4,825)	$(24)
Adjustments to reconcile net loss to net cash from operating activities
Provision for loan losses	8,600	5,950
Depreciation	1,040	1,087
Net amortization of investment premium and discount	525	645
Writedowns of Other Real Estate Owned	1,951	1,814
Net increase (decrease) in interest payable and other liabilities	1,329	(837)
Net increase in interest receivable and other assets	(5,660)	(2,828)
Equity based compensation expense	85	45
Net gain on sale/settlement of securities	(96)	(3,086)
Increase in cash surrender value of life insurance	(802)	(839)
Net cash provided by operating activities	$2,147	$1,927

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$3,805	$10,646
Proceeds from maturities and redemptions of investment securities available for sale	54,366	50,361
Proceeds from sales of investment securities held to maturity	-	150
Proceeds from sales of investment securities available for sale	5,068	128,449
Net decrease in loans	29,178	36,135
Proceeds from sales of other real estate owned	3,096	2,686
Proceeds from sales of other assets	229	1,286
Purchase of investment securities held to maturity	(13,000)	(1,582)
Purchase of Bank Owned Life Insurance	-	(1,222)
Proceeds from surrender of Bank Owned Life Insurance	3,654	455
Purchase of investment securities available for sale	(91,720)	(97,196)
Purchase of bank premises and equipment	(202)	(133)
Net cash provided by (used for) investing activities	$(5,526)	$130,035

Cash Flows from Financing Activities
Net decrease in deposits	$(13,589)	$(8,134)
Repayment of Federal Home Loan Bank borrowings	(3,500)	(115,000)
Repayment of repurchase agreements	(10,000)	-
Proceeds from issuance of common stock	27	34
Net cash used for financing activities	$(27,062)	$(123,100)

Net Increase (Decrease) In Cash and Cash Equivalents	$(30,441)	$8,862

Cash and Cash Equivalents at Beginning Of Period	86,300	69,746
Cash And Cash Equivalents At End Of Period	$55,859	$78,608

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

The Corporation applied the following fair value hierarchy:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. The Corporation’s mutual fund investments where quoted prices are available in an active market generally are classified within Level 1 of the fair value hierarchy.

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Corporation’s borrowed funds and investments in U.S. government agency securities, government sponsored mortgage backed securities, and obligations of states and political subdivisions are generally classified in Level 2 of the fair value hierarchy. Fair values for these instruments are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.  Private equity investments and trust preferred collateralized debt obligations are classified within Level 3 of the fair value hierarchy. Fair values are initially valued based on transaction price and are adjusted to reflect exit values.

In financial statements filed by the Corporation prior to the statements for the quarter ended June 30, 2011, the Corporation classified its investments in U.S. Government agency debt securities and government sponsored mortgage backed securities as having Level 1 valuations. Beginning with the statements filed for the quarter ended June 30, 2011, the Corporation changed the classification of these securities to Level 2. Many of these types of securities do not trade on a daily basis, but fair values are quoted by securities dealers based on pricing models or quoted prices of securities with similar characteristics. Because of this, the Corporation now believes that it is more appropriate to classify these securities as Level 2. The effect of the change in classification is immaterial and prior period disclosures have not been restated.

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

ACCOUNTING PRONOUNCEMENTS
No recent accounting pronouncements are expected to have a significant impact on the Corporation’s financial statements. Accounting Standards Update 2010-06 (ASU 2010-06), “Improving Disclosures about Fair Value Measurements” was issued by the Financial Accounting Standards Board (FASB). ASU 2010-06 requires additional disclosures regarding measurement of fair values of financial instruments. All required disclosures are incorporated into Note 8 to these interim statements.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income, along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We anticipate this statement will be adopted with our 2012 annual financial statements.

2. EARNINGS PER SHARE

The calculations of earnings (loss) per common share are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Basic and Diluted
Net loss	$(783,000)	$(372,000)	$(4,825,000)	$(24,000)
Net loss applicable to common stock	$(783,000)	$(372,000)	$(4,825,000)	$(24,000)
Average common shares outstanding	17,265,075	16,225,327	17,260,797	16,220,777
Loss per common share - basic and diluted	$(0.05)	$(0.02)	$(0.28)	$-

3. STOCK BASED COMPENSATION
Stock Options - The following table summarizes the options that had been granted to certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

		Weighted Average
	Shares	Exercise Price
Options Outstanding, January 1, 2011	444,575	$17.28
Granted	-	-
Exercised	-	-
Forfeited	8,072	13.90
Options Outstanding, June 30, 2011	436,503	$17.34
Options Exercisable, June 30, 2011	436,503	$17.34

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

The fair value of $0.80 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 53.0%, a risk free rate of 1.90% and dividend yield of 3.00%. The following table summarizes the SOSARs that have been granted:

		Weighted Average
	Shares	Exercise Price
SOSARs Outstanding, January 1, 2011	224,000	$5.12
Granted	107,000	1.85
Exercised	-	-
Forfeited	-	-
SOSARs Outstanding, June 30, 2011	331,000	$4.06
SOSARs Exercisable, June 30, 2011	190,820	$5.49

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

The total expense for equity based compensation was $40,000 in the second quarter of 2011 and $15,000 in the second quarter of 2010. The total expense for equity based compensation was $85,000 in the first six months of 2011 and $45,000 in the first six months of 2010.

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

Loans consist of the following (000s omitted):

	June 30,	December 31,
	2011	2010
Residential real estate loans	$309,892	$330,325
Non-farm, non-residential real estate loans	313,330	323,471
Loans to finance agricultural production and other loans to farmers	9,622	6,357
Commercial and industrial loans	69,368	76,701
Loans to individuals for household, family, and other personal expenditures	15,082	16,393
All other loans (including overdrafts)	472	330
Total loans, gross	717,766	753,577
Less: Deferred loan fees	627	690
Total loans, net of deferred loan fees	717,139	752,887
Less: Allowance for loan losses	22,629	21,223
	$694,510	$731,664

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

The following table summarizes nonperforming assets (000’s omitted):

	June 30,	December 31,
	2011	2010
Nonaccrual loans	$66,659	$67,581
Loans 90 days past due	14	4
Restructured loans	11,595	14,098
Total nonperforming loans	$78,268	$81,683

Other real estate owned	21,345	19,432
Other assets	20	383
Nonperforming investment securities	2,810	2,568
Total nonperforming assets	$102,443	$104,066

Nonperforming assets to total assets	8.31%	8.26%
Allowance for loan losses to nonperforming loans	28.91%	25.98%

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

Activity in the allowance for loan losses during the six months ended June 30, 2011 was as follows (000’s omitted):

June 30, 2011	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$77	$3,875	$9,040	$3,285	$4,596	$350	$21,223
Charge-offs	-	(1,424)	(3,678)	(847)	(1,939)	(146)	(8,034)
Recoveries	-	174	120	21	362	163	840
Provision	105	(831)	5,416	885	2,914	111	8,600
Ending balance	$182	$1,794	$10,898	$3,344	$5,933	$478	$22,629

Ending balance individually evaluated for impairment	$89	$427	$4,933	$854	$1,056	$71	$7,430
Ending balance collectively evaluated for impairment	93	1,367	5,965	2,490	4,877	407	15,199
Ending balance	$182	$1,794	$10,898	$3,344	$5,933	$478	$22,629

Loans:
Ending balance individually evaluated for impairment	$1,168	$3,032	$41,029	$7,860	$18,056	$166	$71,311
Ending balance collectively evaluated for impairment	18,586	66,412	272,209	23,073	250,057	15,491	645,828
Ending balance	$19,754	$69,444	$313,238	$30,933	$268,113	$15,657	$717,139

Activity in the allowance for loan losses during the year ended December 31, 2010 was as follows (000’s omitted):

December 31, 2010	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$142	$6,360	$8,331	$2,351	$6,382	$497	$24,063
Charge-offs	-	(2,907)	(10,024)	(5,303)	(5,370)	(951)	(24,555)
Recoveries	1	219	295	22	119	559	1,215
Provision	(66)	203	10,438	6,215	3,465	245	20,500
Ending balance	$77	$3,875	$9,040	$3,285	$4,596	$350	$21,223

Ending balance individually evaluated for impairment	$74	$2,016	$2,958	$876	$973	$49	$6,946
Ending balance collectively evaluated for impairment	3	1,859	6,082	2,409	3,623	301	14,277
Ending balance	$77	$3,875	$9,040	$3,285	$4,596	$350	$21,223

Loans:
Ending balance individually evaluated for impairment	$656	$10,075	$42,326	$8,398	$16,948	$135	$78,538
Ending balance collectively evaluated for impairment	19,797	66,708	281,025	37,912	252,205	16,702	674,349
Ending balance	$20,453	$76,783	$323,351	$46,310	$269,153	$16,837	$752,887

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

The portfolio segments in each credit risk grade as of June 30, 2011 are as follows (000s omitted):
	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$155	$953	$167	$3,373	$193,054	$15,430	$213,132
1	-	1,741	-	-	-	-	1,741
2	356	397	4,874	102	787	-	6,516
3	4,285	8,953	15,340	522	2,393	32	31,525
4	13,486	39,504	161,602	5,950	32,745	27	253,314
5	5	11,230	65,327	7,311	12,490	-	96,363
6	1,467	6,666	65,928	13,675	26,644	168	114,548
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$19,754	$69,444	$313,238	$30,933	$268,113	$15,657	$717,139

Performing	$18,586	$66,274	$272,028	$21,890	$244,786	$15,307	$638,871
Nonperforming	1,168	3,170	41,210	9,043	23,327	350	78,268
Total	$19,754	$69,444	$313,238	$30,933	$268,113	$15,657	$717,139

The portfolio segments in each credit risk grade as of December 31, 2010 are as follows (000s omitted):
	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$56	$1,002	$177	$4,983	$202,020	$16,609	$224,847
1	-	955	-	-	-	-	955
2	351	319	5,381	107	1,136	-	7,294
3	8,941	5,600	18,939	1,064	2,409	40	36,993
4	10,146	43,197	152,697	16,285	25,754	32	248,111
5	-	11,384	73,651	8,918	12,237	-	106,190
6	959	14,326	72,506	14,953	25,597	156	128,497
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$20,453	$76,783	$323,351	$46,310	$269,153	$16,837	$752,887

Performing	$19,798	$67,472	$282,746	$37,805	$247,018	$16,365	$671,204
Nonperforming	655	9,311	40,605	8,505	22,135	472	81,683
Total	$20,453	$76,783	$323,351	$46,310	$269,153	$16,837	$752,887

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of June 30, 2011 and December 31, 2010 (000s omitted):

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$97	$-	$343	$440	$19,314	$19,754	$-
Commercial	1,329	440	2,060	3,829	65,615	69,444	10
Commercial Real Estate	2,200	2,633	16,404	21,237	292,001	313,238	-
Construction Real Estate	1,216	68	5,317	6,601	24,332	30,933	-
Residential Real Estate	5,092	3,125	7,840	16,057	252,056	268,113	-
Consumer and Other	185	8	121	314	15,343	15,657	4
Total	$10,119	$6,274	$32,085	$48,478	$668,661	$717,139	$14

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$98	$-	$343	$441	$20,012	$20,453	$-
Commercial	2,265	1,031	3,999	7,295	69,488	76,783	4
Commercial Real Estate	8,212	4,532	14,391	27,135	296,216	323,351	-
Construction Real Estate	186	46	6,136	6,368	39,942	46,310	-
Residential Real Estate	6,331	4,910	14,962	26,203	242,950	269,153	-
Consumer and Other	213	43	291	547	16,290	16,837	-
Total	$17,305	$10,562	$40,122	$67,989	$684,898	$752,887	$4

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

The following is a summary of non-accrual loans as of June 30, 2011 and December 31, 2010 (000s omitted):

	6/30/2011	12/31/2010
Agriculture and Agricultural Real Estate	$1,124	$386
Commercial	2,826	7,179
Commercial Real Estate	33,970	32,033
Construction Real Estate	8,105	7,556
Residential Real Estate	20,441	20,087
Consumer and Other	193	340
Total	$66,659	$67,581

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of June 30, 2011 and December 31, 2010 (000s omitted):

June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized in the Three Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$555	$1,078	$-	$581	$19
Commercial	688	1,142	-	790	9
Commercial Real Estate	6,546	9,049	-	6,812	128
Construction Real Estate	587	788	-	614	15
Residential Real Estate	8,711	11,454	-	9,514	370
Consumer and Other	3	3	-	3	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	613	612	89	612	2
Commercial	2,344	2,714	427	2,420	53
Commercial Real Estate	34,483	42,703	4,933	35,200	652
Construction Real Estate	7,273	12,920	854	7,799	38
Residential Real Estate	9,345	11,334	1,056	10,319	264
Consumer and Other	163	162	71	165	5

Total:
Agriculture and Agricultural Real Estate	$1,168	$1,690	$89	$1,193	$21
Commercial	3,032	3,856	427	3,210	62
Commercial Real Estate	41,029	51,752	4,933	42,012	780
Construction Real Estate	7,860	13,708	854	8,413	53
Residential Real Estate	18,056	22,788	1,056	19,833	634
Consumer and Other	166	165	71	168	5

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized in the Year Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$-
Commercial	1,069	2,220	-	1,845	108
Commercial Real Estate	16,968	23,585	-	19,314	819
Construction Real Estate	1,678	2,457	-	1,603	97
Residential Real Estate	14,816	12,175	-	10,033	480
Consumer and Other	337	-	-	-	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	655	656	74	656	7
Commercial	8,242	12,521	2,016	9,154	365
Commercial Real Estate	23,637	29,682	2,958	23,887	1,058
Construction Real Estate	6,827	11,171	876	7,280	190
Residential Real Estate	7,319	9,315	973	7,596	356
Consumer and Other	135	135	49	138	6

Total:
Agriculture and Agricultural Real Estate	$655	$656	$74	$656	$7
Commercial	9,311	14,741	2,016	10,999	473
Commercial Real Estate	40,605	53,267	2,958	43,201	1,877
Construction Real Estate	8,505	13,628	876	8,883	287
Residential Real Estate	22,135	21,490	973	17,629	836
Consumer and Other	472	135	49	138	6

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of June 30, 2011 and December 31, 2010 (000’s omitted):

	Held to Maturity
	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$6	$-	$-	$6
Obligations of States and Political Subdivisions	32,993	353	(168)	33,178
	$32,999	$353	$(168)	$33,184

	Available for Sale
	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$300,826	$5,413	$(299)	$305,940
Obligations of States and Political Subdivisions	13,926	278	(47)	14,157
Trust Preferred CDO Securities	9,549	-	(3,991)	5,558
Other Securities	2,553	123	(216)	2,460
	$326,854	$5,814	$(4,553)	$328,115

	Held to Maturity
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$6	$-	$-	$6
Obligations of States and Political Subdivisions	23,798	303	(265)	23,836
	$23,804	$303	$(265)	$23,842

	Available for Sale
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$266,773	$2,526	$(2,264)	$267,035
Obligations of States and Political Subdivisions	14,881	49	(205)	14,725
Trust Preferred CDO Securities	9,563	-	(4,375)	5,188
Other Securities	2,553	80	(216)	2,417
	$293,770	$2,655	$(7,060)	$289,365

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.

	June 30, 2011
	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$48,824	$299	$-	$-	$48,824	$299
Obligations of States and Political Subdivisions	3,505	61	9,520	154	13,025	215
Trust Preferred CDO Securities	-	-	5,558	3,991	5,558	3,991
Equity Securities	-	-	324	216	324	216
	$52,329	$360	$15,402	$4,361	$67,731	$4,721

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$83,030	$2,264	$-	$-	$83,030	$2,264
Obligations of States and Political Subdivisions	12,192	296	1,931	174	14,123	470
Trust Preferred CDO Securities	-	-	5,188	4,375	5,188	4,375
Equity Securities	-	-	324	216	324	216
	$95,222	$2,560	$7,443	$4,765	$102,665	$7,325

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at June 30, 2011.

The Trust Preferred CDO Securities are issued by companies in the financial services industry, including banks, thrifts, and insurance companies. Each of the three securities owned by the Company is in an unrealized loss position. The main reasons for the impairment are the overall decline in market values for financial industry securities and the lack of an active market for these types of securities in particular. In determining whether the impairment is not other-than-temporary, the Company analyzed each security’s expected cash flows. The assumptions used in the cash flow analysis were developed following a review of the financial condition of the individual obligors in the pools. The analysis concluded that disruption of our cash flows due to defaults by issuers was currently not expected to occur in one of the three securities owned. As a result of uncertainties in the market place affecting companies in the financial services industry, it is at least reasonably possible that a change in the estimate will occur in the near term. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at  June 30, 2011.

7. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Certain of the Bank’s assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets.  These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below.  The fair values of all financial instruments not discussed below (Cash and cash equivalents, Federal funds sold, Federal Home Loan Bank stock, Accrued interest receivable and other assets, Bank Owned Life Insurance, Demand deposits, NOW deposits, Savings deposits, Money market deposits, Federal funds purchased, and Interest payable and other liabilities) are estimated to be equal to their carrying amounts as of June 30, 2011 and December 31, 2010.

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

The carrying amounts and approximate fair values as of June 30, 2011 and December 31, 2010 are as follows (000’s omitted):

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and due from banks	$55,859	$55,859	$86,300	$86,300
Securities - Held to Maturity	32,999	33,184	23,804	23,842
Securities - Available for Sale	328,115	328,115	289,365	289,365
Federal Home Loan Bank Stock	10,605	10,605	11,831	11,831
Loans Held for Sale	349	349	973	973
Loans, net	694,510	711,075	731,664	755,312
Accrued Interest Receivable	3,752	3,752	3,912	3,912

Financial Liabilities:
Demand, NOW, savings and money market savings deposits	630,402	630,402	631,997	631,997
Other Time Deposits	387,902	391,990	399,896	405,736
Borrowed funds
Variable Rate FHLB Advances	110,000	113,839	110,000	115,045
Fixed Rate FHLB Advances	-	-	3,500	3,567
Repurchase Agreements	20,000	23,256	30,000	33,796
Notes Payable	135	135	135	135
Accrued Interest Payable	821	821	882	882

8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010, and the valuation techniques used by the Company to determine those fair values.

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

Assets measured at fair value on a recurring basis are as follows (000’s omitted):

Investment Securities Available for Sale	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 6/30/2011
Obligations of U.S. Government Agencies	$-	$305,940	$-	$305,940
Obligations of States and Political Subdivisions	-	14,157	-	14,157
Trust Preferred CDO Securities	-	-	5,558	5,558
Other Securities	2,136	324	-	2,460
Total Securities Available for Sale	$2,136	$320,421	$5,558	$328,115

Investment Securities Available for Sale	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2010
Obligations of U.S. Government Agencies	$267,035	$-	$-	$267,035
Obligations of States and Political Subdivisions	-	14,725	-	14,725
Trust Preferred CDO Securities	-	-	5,188	5,188
Other Securities	2,093	324	-	2,417
Total Securities Available for Sale	$269,128	$15,049	$5,188	$289,365

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale	2011	2010
Balance at January 1	$5,188	$7,215
Total realized and unrealized gains (losses) included in income	-	-
Total unrealized gains (losses) included in other comprehensive income	370	287
Net purchases, sales, calls and maturities	-	(3,920)
Net transfers in/out of Level 3	-	-
Balance at June 30	$5,558	$3,582

Of the Level 3 assets that were held by the Company at June 30, 2011, the unrealized gain for the six months ended June 30, 2011 was $370,000, which is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

The Company owns pooled Trust Preferred Securities (“TRUPs”) with a fair value of $5,558,000 as of June 30, 2011. Trading of these types of securities has increased recently but is primarily conducted on a distress sale or forced liquidation basis. As a result, the Company measures the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include loans and Other Real Estate Owned. The Company estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$78,268	$-	$-	$78,268
Other Real Estate Owned	$21,345	$-	$-	$21,345

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$81,683	$-	$-	$81,683
Other Real Estate Owned	$19,432	$-	$-	$19,432

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	June 30,	December 31,
	2011	2010
Commitments to extend credit:
Unused portion of commercial lines of credit	$61,519	$59,238
Unused portion of credit card lines of credit	2,734	2,987
Unused portion of home equity lines of credit	15,650	15,905
Standby letters of credit and financial guarantees written	4,632	4,710

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

The national economic recovery is continuing slowly, and conditions in southeast Michigan are also slowly improving. Local unemployment rates improved significantly over the past year, but remain higher than the national average and historical norms. Commercial and residential development property values have shown some stability and certain residential property values have shown some improvement. Our total problem assets, which include non performing loans, other real estate owned, non accrual investments, and performing loans that are internally classified as potential problems, decreased $14.0 million, or 8.8% during the second quarter of 2011, causing us to decrease our Allowance for Loan and Lease Losses (ALLL) from $23.4 million to $22.6 million. The loan portfolio decreased $12.0 million during the quarter, and the ALLL as a percent of loans decreased slightly from 3.21% at March 31, 2011 to 3.15% at June 30, 2011. Although local property values and the unemployment rate have stabilized over the past several quarters, we anticipate a slower than normal recovery in our local markets in 2011 and 2012. We will continue to focus our efforts on improving asset quality, maintaining liquidity, strengthening capital, and controlling expenses.

Net Interest Income decreased $610,000 compared to the second quarter of 2010 as the net interest margin decreased from 3.13% to 3.06% and the average earning assets decreased $60.3 million, or 5.0%. The provision for loan losses decreased from $3.75 million in the second quarter of 2010 to $2.85 million in the second quarter of 2011. Improvement in the risk ratings of loans, a decrease in the historical loss rates, and the decrease in the size of the loan portfolio decreased the amount of ALLL required. As a result, we were able to record a provision that was smaller than the net charge offs for the quarter. Non interest income, net of securities transactions, decreased $199,000 compared to last year, as wealth management income decreased due to one time fees collected in the second quarter of 2010 and a decrease in overdraft service charges that resulted from a decrease in NSF check activity. Also, origination fees on mortgage loans sold decreased due to a significant decline in mortgage loan activity and income from Bank Owned Life Insurance policies decreased due to an adjustment to the income in the second quarter of 2010. Non interest expenses decreased $2.26 million due to debt prepayment penalties of $2.5 million paid in 2010 to retire Federal Home Loan Bank advances prior to maturity. Excluding this item, non interest expenses increased $232,000, or 2.3%, primarily due to higher FDIC deposit insurance assessments, credit related legal fees, and employee benefits expenses. We continue to work to control costs, and we decreased several non interest income categories. We expect credit related expenses, including the costs of carrying a high level of Other Real Estate Owned (OREO), to remain high, but we should continue to see meaningful expense improvement in most other areas.

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

To determine the Allowance for Loan Losses, the Company estimates losses on all loans that are not classified as non accrual or renegotiated by applying historical loss rates, adjusted for current conditions, to those loans. In addition, all non accrual loan relationships over $250,000 that are classified by Management as nonperforming as well as selected performing accounts and all renegotiated loans are individually tested for impairment. Any amount of monetary impairment is included in the Allowance for Loan Losses.

Income tax accounting standards require companies to assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all evidence using a “more likely than not” standard. We reviewed our deferred tax asset, considering both positive and negative evidence and analyzing changes in near term market conditions as well as other factors that may impact future operating results. Significant negative evidence is our net operating losses for the last three years, combined with a difficult economic environment and a slow economic recovery projected for southeast Michigan. Positive evidence includes our history of strong earnings prior to 2008, our strong capital position, our steady net interest margin, and our non interest expense control initiatives. Based on our analysis of the evidence, we believed that it was appropriate to maintain a valuation allowance equal to the full amount of the deferred tax asset as of June 30, 2011.

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

Financial Condition
National economic conditions began to recover in the second half of 2009, but regional conditions remained weak until 2010. Local unemployment and property values have stabilized and the economic environment in southeast Michigan is continuing to slowly show improvement. Our nonperforming assets decreased 3.4% during the quarter, from $106.1 million to $102.4 million, and total problem assets decreased from $159.7 million to $145.7 million. Total loans decreased due to low loan demand, payments received in the ordinary course of business, and charge offs of existing loans. We continued to manage toward a decreased use of high cost wholesale funding, which has helped mitigate the reduction in our net interest margin that is occurring due to the change in the mix of earning assets and the ongoing repricing of earning assets in this historically low interest rate environment. While some lending opportunities exist, the economy is expected to continue to recover very slowly in our market area throughout 2011. The Company expects low deposit growth and a slight reduction in total assets in 2011, and intends to continue to focus efforts on improved credit quality, capital management, and enterprise risk mitigation.

Since December 31, 2010, total loans decreased $36.4 million (4.8%) because the weak loan demand did not result in enough new loan activity to offset write downs recorded and payments received. At the same time, deposits decreased $13.6 million, or 1.3% due to normal seasonal fluctuations and our efforts to reduce brokered certificates of deposit. This reduction in loans and deposits resulted in a decrease of $26.9 million (2.1%) in total assets since the end of 2010. Total capital decreased $1.0 million or 1.4%, resulting from the loss of $4.8 million, partially offset by the decrease of $3.8 million in the accumulated other comprehensive loss (AOCL) due to an increase in the value of our securities available for sale. The common stock component of capital decreased $92,000 during the first six months. The Corporation commenced a private placement capital offering in the third quarter of 2010, and ended the offering period on March 31, 2011. Most of the stock sales were completed in 2010; however, the total costs of the offering were recorded as a reduction of the capital raised in the first quarter of 2011. Although capital decreased, the decrease in total assets caused the capital to assets ratio to increase from 5.88% at December 31, 2010 to 5.92% at June 30, 2011.

The amount of nonperforming assets (“NPAs”) decreased $3.6 million or 3.4% during the second quarter of 2011. NPAs include non performing loans, which decreased 3.1% from $80.7 million to $78.3 million, and Other Real Estate Owned and Other Assets (“OREO”), which decreased 5.6% from $22.6 million to $21.4 million. Total problem assets, which includes all NPAs and performing loans that are internally classified as substandard, decreased $14.0 million, or 8.8%. The Company’s Allowance for Loan and Lease Losses (“ALLL”) decreased $0.8 million since March 31, 2011, resulting from a decrease in our FAS 5 general allocation from $15.7 million to $15.2 million due to the decrease in the size of the portfolio subject to the FAS 5 method, and a decrease in the historical loss factors. The FAS 114 specific allocations decreased from $7.8 million to $7.4 million primarily due to a decrease in the amount of the portfolio subject to the FAS 114 method. The ALLL is now 3.15% of loans, compared to 3.21% at March 31, 2011 and 2.82% at December 31, 2010. The ALLL is 28.91% of NPLs, compared to 25.98% at year end and 26.61% at June 30, 2010. In light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in the loan portfolio.

Results of Operations – Second Quarter 2011 vs. Second Quarter 2010
Net Interest Income - A comparison of the income statements for the three months ended June 30, 2010 and 2011 shows a decrease of $610,000, or 6.6%, in Net Interest Income. Interest income on loans decreased $1.7 million or 14.2% as the average loans outstanding decreased $93.3 million and the average yield on loans decreased from 5.72% to 5.54%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $0.4 million as the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $1.5 million and the yield decreased from 2.94% to 2.38%. The yield on investments decreased because the Company is maintaining its strong liquidity position by keeping its excess funds in low yielding short term investments and deposits in the Federal Reserve Bank. An improvement in the term structure of interest rates, a continued low overall level of interest rates, and the maturity and prepayment of some high cost borrowings and brokered certificates of deposit allowed funding costs to decrease considerably. The interest expense on deposits decreased $376,000 or 11.3% as the average deposits decreased $13.5 million and the average cost of deposits decreased from 1.31% to 1.15%. The cost of borrowed funds decreased $1.0 million as the average amount of borrowed funds decreased $75.3 million and the average cost of the borrowings decreased from 3.72% to 2.87%.

Provision for Loan Losses - The Provision for Loan Losses decreased from $3.8 million in the second quarter of 2010 to $2.9 million in the second quarter of 2011. Net charge offs were $3.6 million during the second quarter of 2011, compared to $3.8 million in the second quarter of 2010. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to a decrease in the size of the portfolio, a decrease in the historical loss percentages, and a decrease in the specific allocations, we were able to maintain an adequate ALLL in the second quarter of 2011 even though we recorded a provision that was less than our net charge offs. The ALLL is 3.15% of loans as of June 30, 2011, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income, excluding securities gains, decreased $199,000, or 4.9% compared to the second quarter of 2010. Service charges and other fees decreased $122,000, or 9.4%, primarily due to a decrease in overdraft fees on checking accounts. Origination fees on mortgage loan sold decreased $51,000, or 37.2% due to lower mortgage loan origination volume in 2011. The gain on securities transactions decreased $2.8 million due to a large amount of securities sold at a gain in the second quarter of 2010. Those securities transactions took place to prepay $115 million of Federal Home Loan Bank advances last year and the gains offset the prepayment penalties on the debt.

Other Expenses – Total non interest expenses decreased $2.3 million, or 17.9% compared to the second quarter of 2010, primarily due to debt prepayment penalties of $2.5 million paid in the second quarter of 2010. Excluding this expense, non interest expenses increased $232,000. Salaries and Employee Benefits increased $232,000, or 5.0%, due to increases in medical insurance, life insurance, and payroll tax expenses. Professional fees increased $86,000 primarily due to increases in legal and other professional fees paid for collection activities. Losses on Other Real Estate Owned (OREO) properties decreased $70,000 compared to the second quarter of 2010 as the rate of decrease in the values of foreclosed properties slowed in 2011. FDIC deposit insurance premium expense increased $179,000, or 29.3%, due to an increase in our assessment rate.

As a result of the above activity, the Loss Before Income Taxes increased $411,000 from a loss of $372,000 in the second quarter of 2010 to a loss of $783,000 in the second quarter of 2011. No income tax benefit was recorded in either year due to the uncertainty of our expected ability to utilize our existing deferred tax assets.

Results of Operations – Year to Date June 30, 2011 vs. Year to Date June 30, 2010
Net Interest Income - A comparison of the income statements for the six months ended June 30, 2010 and 2011 shows a decrease of $1.2 million, or 6.7%, in Net Interest Income. Interest income on loans decreased $3.2 million or 13.8% as the average loans outstanding decreased $92.4 million and the average yield on loans decreased from 5.76% to 5.59%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $1.3 million even though the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $17.4 million as the yield decreased from 3.11% to 2.37%. The continued low overall level of interest rates and the maturity and prepayment of some high cost borrowings and brokered certificates of deposit allowed funding costs to decrease considerably. The interest expense on deposits decreased $714,000 or 10.7% even though the average deposits increased $13.7 million as the average cost of deposits decreased from 1.32% to 1.16%. The cost of borrowed funds decreased $2.6 million as the average amount of borrowed funds decreased $95.0 million and the average cost of the borrowings decreased from 3.88% to 2.83%.

Provision for Loan Losses - The Provision for Loan Losses increased from $5.95 million in the first six months of 2010 to $8.6 million in the first six months of 2011. Net charge offs were $7.2 million during the first half of 2011, compared to $6.0 million in the first half of 2010. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to an increase in the historical loss percentages, it was necessary to record a provision in excess of the net charge offs in order to maintain an adequate ALLL in the first six months of 2011. The ALLL is 3.15% of loans as of June 30, 2011, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income, excluding securities gains, decreased $349,000, or 4.5% compared to the first half of 2010. Wealth Management income decreased $120,000 due to one time fees collected in the first half of 2010. Service charges and other fees decreased $276,000, or 10.7%, primarily due to a decrease in overdraft fees on checking accounts. The gain on securities transactions decreased $3.0 million due to a large of amount of securities sales in the second quarter of 2010. Other income increased $184,000, or 9.2% due to an increase in rental income on other real estate.

Other Expenses – Total non interest expenses decreased $2.4 million, or 10.3% compared to the first half of 2010 due to debt prepayment penalties of $2.5 million in the second quarter of 2010. Most expense categories were flat or decreased due to ongoing cost containment initiatives. Professional fees increased $305,000 primarily due to increases in legal and other professional fees paid for collection activities. Losses on Other Real Estate Owned (OREO) properties increased $135,000 due to larger writedowns of foreclosed property values in 2011. FDIC deposit insurance premium expense increased $394,000 due to an increase in our assessment rate that was effective in 2010.

As a result of the above activity, the Loss Before Income Taxes increased $4.8 million from a loss of $24,000 in the first six months of 2010 to a loss of $4,825,000 in the first six months of 2011. No income tax benefit was recorded in either year due to the uncertainty of our expected ability to utilize our existing deferred tax assets.

Cash Flows
Cash flows provided by operating activities increased from $1.9 million in the first six months of 2010 to $2.1 million in the first six months of 2011. The cash provided by operations increased even though the net loss increased because most of the loss in 2011 was caused by non-cash charges to earnings and a significant decrease in the amount of interest receivable. Cash flows from investing activities decreased from $130.0 million provided in the first six months of 2010 to $5.5 million used in the first six months of 2011 primarily due to a decrease in the sales, maturities, and redemptions of investment securities. The decrease in the sales of investment securities was due to the sales of federal agency debt and mortgage backed securities in 2010 related to a restructuring of the portfolio and to generate the cash to prepay FHLB advances. In addition, the Corporation surrendered $3.7 million in Bank Owned Life Insurance policies that are no longer required to provide benefits to former employees and directors. The amount of cash used for financing activities decreased in the first six months of 2011 compared to the first six months of 2010 due to the repayment of borrowed funds in both periods.

Liquidity and Capital
The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of June 30, 2011, the Bank utilized $110.0 million of its authorized limit of $265 million with the Federal Home Loan Bank of Indianapolis, none of its $10 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, and none of its $25 million of federal funds line with a correspondent bank.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first six months of 2011 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $73.0 million at June 30, 2011 and $74.0 million at December 31, 2010. The ratio of equity to assets was 5.92% at June 30, 2011 and 5.88% at December 31, 2010. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of June 30, 2011:
Total Capital to Risk-Weighted Assets
Consolidated	$84,103	10.01%	$84,042	10%
Monroe Bank & Trust	83,548	9.95%	83,984	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	73,445	8.74%	50,425	6%
Monroe Bank & Trust	72,842	8.67%	50,390	6%
Tier 1 Capital to Average Assets
Consolidated	73,445	5.86%	62,635	5%
Monroe Bank & Trust	72,842	5.82%	62,591	5%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital to Risk-Weighted Assets
Consolidated	$89,270	10.24%	$87,196	10%
Monroe Bank & Trust	88,440	10.15%	87,120	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	78,239	8.97%	52,318	6%
Monroe Bank & Trust	77,383	8.88%	52,272	6%
Tier 1 Capital to Average Assets
Consolidated	78,239	6.24%	62,705	5%
Monroe Bank & Trust	77,383	6.17%	62,672	5%

On July 12, 2010, the Bank entered into a Consent Order with its state and federal regulators. While the Bank is under the Consent Order, it is classified as “adequately capitalized” even if its ratios meet the “well capitalized” guidelines.

During 2010, the Company conducted a Private Placement Memorandum (PPM) offering of debt and equity securities. The PPM offering raised $1.4 million in 2010, of which $1.2 million was invested in the stock of the Bank. On May 5, 2011, the shareholders of the Company approved an amendment to the Articles of Incorporation to increase the number of commons shares authorized from 30,000,000 to 50,000,000. The Company is currently considering conducting a public offering of common stock to help improve its capital position. The size and timing of the offering have not been determined.

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

Each month, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank’s net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of both gradual and sudden increases or decreases of 100, 200, 300, and 400 basis points in the interest rates. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates.

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first six months of 2011, the Bank’s interest rate risk has remained within its policy limits.

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

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2011, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2011, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings
MBT Financial Corp. and its subsidiaries are not a party to, nor is any of their property the subject of any material legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

Item 1A. Risk Factors
In addition to the risk factors previously disclosed in Part I Item 1A of the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2010, the Company has identified the following new Risk Factor:

The Standard & Poor’s downgrade of the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor's downgraded the credit ratings of long-term debt instruments issued by ten of the twelve Federal Home Loan Banks from AAA to AA+ (two of the FHLBs were already rated AA+). Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when, or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors  in the Company’s 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 5. Other Information
No matters to be reported.

Item 6. Exhibits
The following exhibits are filed as a part of this report:

3.1	Articles of Incorporation of MBT Financial Corp.

3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.

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

MBT Financial Corp.
(Registrant)

August 15, 2011	By	/s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President &
Chief Executive Officer

August 15, 2011	By	/s/ John L. Skibski
Date	John L. Skibski
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.