Form 10-Q
period 2011-09-30
MBT FINANCIAL CORP
filed 2011-11-14
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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

As of November 14, 2011, there were 17,285,320 shares of the Company’s Common Stock outstanding.

Part I Financial Information
Item 1. Financial Statements
MBT FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

Dollars in thousands	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$21,539	$13,789
Interest bearing	77,052	72,511
Total cash and cash equivalents	98,591	86,300

Securities - Held to Maturity	29,525	23,804
Securities - Available for Sale	318,857	289,365
Federal Home Loan Bank stock - at cost	10,605	11,831

Loans held for sale	656	973

Loans	702,774	752,887
Allowance for Loan Losses	(21,869)	(21,223)
Loans - Net	680,905	731,664

Accrued interest receivable and other assets	28,542	34,207
Bank Owned Life Insurance	48,279	50,664
Premises and Equipment - Net	29,441	30,569
Total assets	$1,245,401	$1,259,377

LIABILITIES
Deposits:
Non-interest bearing	$164,319	$148,208
Interest-bearing	865,328	883,685
Total deposits	1,029,647	1,031,893

Federal Home Loan Bank advances	110,000	113,500
Repurchase agreements	20,000	30,000
Notes Payable	135	135
Interest payable and other liabilities	10,689	9,851
Total liabilities	1,170,471	1,185,379

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 and 30,000,000 shares authorized, 17,279,696 and 17,252,329 shares issued and outstanding)	2,082	2,146
Retained Earnings	72,304	76,497
Unearned Compensation	(111)	(187)
Accumulated other comprehensive income (loss)	655	(4,458)
Total stockholders' equity	74,930	73,998
Total liabilities and stockholders' equity	$1,245,401	$1,259,377

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Dollars in thousands, except per share data	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$10,026	$11,587	$30,370	$35,178
Interest on investment securities-
Tax-exempt	346	426	1,069	1,540
Taxable	2,050	1,742	6,211	6,784
Interest on balances due from banks	44	34	112	100
Total interest income	12,466	13,789	37,762	43,602
Interest Expense
Interest on deposits	2,646	3,279	8,621	9,968
Interest on borrowed funds	864	1,089	2,838	5,620
Total interest expense	3,510	4,368	11,459	15,588
Net Interest Income	8,956	9,421	26,303	28,014
Provision For Loan Losses	2,700	7,464	11,300	13,414
Net Interest Income After
Provision For Loan Losses	6,256	1,957	15,003	14,600
Other Income
Income from wealth management services	972	936	2,955	3,039
Service charges and other fees	1,226	1,413	3,522	3,985
Net gain on sales of securities	555	183	651	3,269
Origination fees on mortgage loans sold	102	189	271	458
Bank owned life insurance income	405	693	1,207	1,532
Other	1,059	967	3,234	2,958
Total other income	4,319	4,381	11,840	15,241
Other Expenses
Salaries and employee benefits	4,878	4,717	14,611	14,438
Occupancy expense	781	686	2,246	2,194
Equipment expense	722	780	2,164	2,417
Marketing expense	214	230	695	734
Professional fees	540	549	1,833	1,537
Collection expenses	47	67	181	263
Net loss on other real estate owned	818	1,076	2,943	3,066
Other real estate owned expenses	586	564	1,458	1,916
FDIC Deposit Insurance Assessment	618	1,029	2,254	2,271
Debt prepayment penalties	-	-	-	2,492
Other	739	978	2,651	2,875
Total other expenses	9,943	10,676	31,036	34,203
Income (Loss ) Before Income Taxes	632	(4,338)	(4,193)	(4,362)
Income Tax Expense (Benefit)	-	-	-	-
Net Income (Loss)	$632	$(4,338)	$(4,193)	$(4,362)
Basic Earnings (Loss) Per Common Share	$0.04	$(0.27)	$(0.24)	$(0.27)
Diluted Earnings (Loss) Per Common Share	$0.04	$(0.27)	$(0.24)	$(0.27)
Common Stock Dividends Declared Per Share	$-	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

Dollars in thousands	Common Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance - January 1, 2011	$2,146	$76,497	$(187)	$(4,458)	$73,998

Issuance of Common Stock (27,367 shares)	41	-	-	-	41
Stock Offering Expense	(151)	-	-	-	(151)
Equity Compensation	46	-	76	-	122

Comprehensive income:
Net loss	-	(4,193)	-	-	(4,193)
Change in net unrealized gain (loss) on securities available for sale - Net of tax effect of $(2,779)	-	-	-	5,387	5,387
Reclassification adjustment for gains included in net income - Net of tax effect of $221	-	-	-	(430)	(430)
Change in postretirement benefit obligation Net of tax effect of $(80)	-	-	-	156	156
Total Comprehensive Income					920

Balance - September 30, 2011	$2,082	$72,304	$(111)	$655	$74,930

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
Dollars in thousands	2011	2010
Cash Flows from Operating Activities
Net Loss	$(4,193)	$(4,362)
Adjustments to reconcile net loss to net cash from operating activities
Provision for loan losses	11,300	13,414
Depreciation	1,535	1,604
Net amortization of investment premium and discount	762	938
Writedowns of Other Real Estate Owned	2,970	2,900
Net increase (decrease) in interest payable and other liabilities	1,074	(1,276)
Net increase (decrease) in interest receivable and other assets	(6,906)	2,210
Equity based compensation expense	122	62
Net gain on sale/settlement of securities	(651)	(3,269)
Increase in cash surrender value of life insurance	(1,206)	(1,531)
Net cash provided by operating activities	$4,807	$10,690

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$9,154	$12,830
Proceeds from maturities and redemptions of investment securities available for sale	119,180	57,495
Proceeds from sales of investment securities held to maturity	-	150
Proceeds from sales of investment securities available for sale	5,068	143,093
Net decrease in loans	39,776	47,125
Proceeds from sales of other real estate owned	6,602	3,740
Proceeds from sales of other assets	229	1,294
Purchase of investment securities held to maturity	(14,875)	(1,582)
Purchase of Bank Owned Life Insurance	(63)	(1,222)
Proceeds from surrender of Bank Owned Life Insurance	3,654	455
Purchase of investment securities available for sale	(145,110)	(169,041)
Purchase of bank premises and equipment	(426)	(227)
Net cash provided by investing activities	$23,189	$94,110
Cash Flows from Financing Activities
Net decrease in deposits	$(2,246)	$(9,331)
Proceeds from issuance of long term debt	-	35
Repayment of Federal Home Loan Bank borrowings	(3,500)	(115,000)
Repayment of repurchase agreements	(10,000)	-
Proceeds from issuance of common stock	41	1,164
Net cash used for financing activities	$(15,705)	$(123,132)
Net Increase (Decrease) In Cash and Cash Equivalents	$12,291	$(18,332)
Cash and Cash Equivalents at Beginning Of Period	86,300	69,746
Cash And Cash Equivalents At End Of Period	$98,591	$51,414

Supplemental Cash Flow Information
Cash paid for interest	$11,778	$15,890
Cash paid for federal income taxes	$0	$0

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$8,597	$8,086
Transfer of loans to other assets	$82	$227

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

2. EARNINGS PER SHARE

The calculations of earnings (loss) per common share are as follows:

	For the three months ended Sept. 30,		For the nine months ended Sept. 30,
	2011	2010	2011	2010
Basic and Diluted
Net profit (loss)	$632,000	$(4,338,000)	$(4,193,000)	$(4,362,000)
Net profit (loss) applicable to common stock	$632,000	$(4,338,000)	$(4,193,000)	$(4,362,000)
Average common shares outstanding	17,274,436	16,329,549	17,265,394	16,257,433
Earnings (Loss) per common share - basic and diluted	$0.04	$(0.27)	$(0.24)	$(0.27)

3. STOCK BASED COMPENSATION

Stock Options - The following table summarizes the options that had been granted to certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

	Shares	Weighted Average Exercise Price
Options Outstanding, January 1, 2011	444,575	$17.28
Granted	-	-
Exercised	-	-
Forfeited	8,072	13.90
Options Outstanding, September 30, 2011	436,503	$17.34
Options Exercisable, September 30, 2011	436,503	$17.34

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

The fair value of $0.80 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 53.0%, a risk free rate of 1.90% and dividend yield of 3.00%. The following table summarizes the SOSARs that have been granted:

	Shares	Weighted Average Exercise Price
SOSARs Outstanding, January 1, 2011	224,000	$5.12
Granted	107,000	1.85
Exercised	-	-
Forfeited	9,000	4.03
SOSARs Outstanding, September 30, 2011	322,000	$4.07
SOSARs Exercisable, September 30, 2011	186,654	$5.47

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

The total expense for equity based compensation was $37,000 in the third quarter of 2011 and $17,000 in the third quarter of 2010. The total expense for equity based compensation was $122,000 in the first nine months of 2011 and $62,000 in the first nine months of 2010.

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

Loans consist of the following (000s omitted):

	September 30, 2011	December 31, 2010
Residential real estate loans	$263,182	$269,153
Commercial and Construction real estate loans	335,776	369,661
Agriculture and agricultural real estate loans	22,128	20,453
Commercial and industrial loans	66,890	76,783
Loans to individuals for household, family, and other personal expenditures	14,798	16,837
Total loans, gross	702,774	752,887
Less: Allowance for loan losses	21,869	21,223
	680,905	731,664

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

The following table summarizes nonperforming assets (000’s omitted):

	September 30, 2011	December 31, 2010
Nonaccrual loans	$57,673	$67,581
Loans 90 days past due	29	4
Restructured loans	16,023	14,098
Total nonperforming loans	$73,725	$81,683

Other real estate owned	18,690	19,432
Other assets	49	383
Nonperforming investment securities	2,749	2,568
Total nonperforming assets	$95,213	$104,066

Nonperforming assets to total assets	7.65%	8.26%
Allowance for loan losses to nonperforming loans	29.66%	25.98%

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

Activity in the allowance for loan losses during the nine months ended September 30, 2011 was as follows (000’s omitted):

September 30, 2011	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning Balance	$77	$3,875	$9,040	$3,285	$4,596	$350	$21,223
Charge-offs	-	(1,650)	(5,857)	(1,258)	(3,162)	(212)	(12,139)
Recoveries	1	278	317	66	611	212	1,485
Provision	103	(201)	6,860	374	3,703	461	11,300
Ending balance	$181	$2,302	$10,360	$2,467	$5,748	$811	$21,869

Ending balance individually evaluated for impairment	$86	$660	$3,707	$848	$1,030	$94	$6,425
Ending balance collectively evaluated for impairment	95	1,642	6,653	1,619	4,718	717	15,444
Ending balance	$181	$2,302	$10,360	$2,467	$5,748	$811	$21,869

Loans:
Ending balance individually evaluated for impairment	$1,120	$2,291	$37,056	$7,398	$18,484	$197	$66,546
Ending balance collectively evaluated for impairment	21,008	64,599	271,421	19,901	244,698	14,601	636,228
Ending balance	$22,128	$66,890	$308,477	$27,299	$263,182	$14,798	$702,774

Activity in the allowance for loan losses during the year ended December 31, 2010 was as follows (000’s omitted):

December 31, 2010	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning Balance	$142	$6,360	$8,331	$2,351	$6,382	$497	$24,063
Charge-offs	-	(2,907)	(10,024)	(5,303)	(5,370)	(951)	(24,555)
Recoveries	1	219	295	22	119	559	1,215
Provision	(66)	203	10,438	6,215	3,465	245	20,500
Ending balance	$77	$3,875	$9,040	$3,285	$4,596	$350	$21,223

Ending balance individually evaluated for impairment	$74	$2,016	$2,958	$876	$973	$49	$6,946
Ending balance collectively evaluated for impairment	3	1,859	6,082	2,409	3,623	301	14,277
Ending balance	$77	$3,875	$9,040	$3,285	$4,596	$350	$21,223

Loans:
Ending balance individually evaluated for impairment	$655	$9,311	$40,605	$8,505	$22,135	$472	$81,683
Ending balance collectively evaluated for impairment	19,798	67,472	282,746	37,805	247,018	16,365	671,204
Ending balance	$20,453	$76,783	$323,351	$46,310	$269,153	$16,837	$752,887

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

The portfolio segments in each credit risk grade as of September 30, 2011 are as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$161	$962	$141	$3,079	$186,930	$14,535	$205,808
1	-	1,744	-	-	-	-	1,744
2	311	196	4,733	99	787	-	6,126
3	5,380	7,603	12,829	388	2,211	28	28,439
4	14,750	38,653	167,510	5,774	32,833	35	259,555
5	-	10,886	58,133	6,260	11,158	-	86,437
6	1,526	6,846	65,131	11,699	29,263	200	114,665
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$22,128	$66,890	$308,477	$27,299	$263,182	$14,798	$702,774
Performing	$20,918	$64,452	$270,155	$18,725	$240,350	$14,449	$629,049
Nonperforming	1,210	2,438	38,322	8,574	22,832	349	73,725
Total	$22,128	$66,890	$308,477	$27,299	$263,182	$14,798	$702,774

The portfolio segments in each credit risk grade as of December 31, 2010 are as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$56	$1,002	$177	$4,983	$202,020	$16,609	$224,847
1	-	955	-	-	-	-	955
2	351	319	5,381	107	1,136	-	7,294
3	8,941	5,600	18,939	1,064	2,409	40	36,993
4	10,146	43,197	152,697	16,285	25,754	32	248,111
5	-	11,384	73,651	8,918	12,237	-	106,190
6	959	14,326	72,506	14,953	25,597	156	128,497
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$20,453	$76,783	$323,351	$46,310	$269,153	$16,837	$752,887
Performing	$19,798	$67,472	$282,746	$37,805	$247,018	$16,365	$671,204
Nonperforming	655	9,311	40,605	8,505	22,135	472	81,683
Total	$20,453	$76,783	$323,351	$46,310	$269,153	$16,837	$752,887

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of September 30, 2011 and December 31, 2010 (000s omitted):

September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing
Agriculture and Agricultural Real Estate	$217	$20	$424	$661	$21,467	$22,128	$-
Commercial	380	588	879	1,847	65,043	66,890	26
Commercial Real Estate	2,973	2,155	11,646	16,774	291,703	308,477	-
Construction Real Estate	86	33	4,844	4,963	22,336	27,299	-
Residential Real Estate	5,794	1,594	6,370	13,758	249,424	263,182	-
Consumer and Other	165	63	53	281	14,517	14,798	3
Total	$9,615	$4,453	$24,216	$38,284	$664,490	$702,774	$29

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing
Agriculture and Agricultural Real Estate	$98	$-	$343	$441	$20,012	$20,453	$-
Commercial	2,265	1,031	3,999	7,295	69,488	76,783	4
Commercial Real Estate	8,212	4,532	14,391	27,135	296,216	323,351	-
Construction Real Estate	186	46	6,136	6,368	39,942	46,310	-
Residential Real Estate	6,331	4,910	14,962	26,203	242,950	269,153	-
Consumer and Other	213	43	291	547	16,290	16,837	-
Total	$17,305	$10,562	$40,122	$67,989	$684,898	$752,887	$4

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

The following is a summary of non-accrual loans as of September 30, 2011 and December 31, 2010 (000s omitted):

	9/30/2011	12/31/2010
Agriculture and Agricultural Real Estate	$1,167	$386
Commercial	2,116	7,179
Commercial Real Estate	29,155	32,033
Construction Real Estate	7,568	7,556
Residential Real Estate	17,477	20,087
Consumer and Other	190	340
Total	$57,673	$67,581

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of September 30, 2011 and December 31, 2010 (000s omitted):

September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized in the Nine Months Ended
With no related allowance recorded:
Agriculture and Agricultural Real Estate	$509	$1,049	$-	$578	$37
Commercial	312	584	-	378	21
Commercial Real Estate	8,326	11,203	-	8,760	257
Construction Real Estate	1,544	2,284	-	1,541	21
Residential Real Estate	9,221	11,161	-	10,358	579
Consumer and Other	34	34	-	34	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	611	611	86	612	4
Commercial	1,979	2,613	660	2,420	70
Commercial Real Estate	28,730	36,198	3,707	35,200	961
Construction Real Estate	5,854	9,326	848	7,799	72
Residential Real Estate	9,263	12,011	1,030	10,319	444
Consumer and Other	163	163	94	165	7

Total:
Agriculture and Agricultural Real Estate	$1,120	$1,660	$86	$1,190	$41
Commercial	2,291	3,197	660	2,798	91
Commercial Real Estate	37,056	47,401	3,707	43,960	1,218
Construction Real Estate	7,398	11,610	848	9,340	93
Residential Real Estate	18,484	23,172	1,030	20,677	1,023
Consumer and Other	197	197	94	199	7

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized in the Year Ended
With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$-
Commercial	1,069	2,220	-	1,845	108
Commercial Real Estate	16,968	23,585	-	19,314	819
Construction Real Estate	1,678	2,457	-	1,603	97
Residential Real Estate	14,816	12,175	-	10,033	480
Consumer and Other	337	-	-	-	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	655	656	74	656	7
Commercial	8,242	12,521	2,016	9,154	365
Commercial Real Estate	23,637	29,682	2,958	23,887	1,058
Construction Real Estate	6,827	11,171	876	7,280	190
Residential Real Estate	7,319	9,315	973	7,596	356
Consumer and Other	135	135	49	138	6

Total:
Agriculture and Agricultural Real Estate	$655	$656	$74	$656	$7
Commercial	9,311	14,741	2,016	10,999	473
Commercial Real Estate	40,605	53,267	2,958	43,201	1,877
Construction Real Estate	8,505	13,628	876	8,883	287
Residential Real Estate	22,135	21,490	973	17,629	836
Consumer and Other	472	135	49	138	6

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three and nine month periods ended September 30, 2011 are as follows (000s omitted from dollar amounts):

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Number of Contracts	Pre-Modification Recorded Principal Balance	Post-Modification Recorded Principal Balance	Number of Contracts	Pre-Modification Recorded Principal Balance	Post-Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	3	652	618	5	788	735
Commercial Real Estate	8	3,096	2,945	29	17,933	16,949
Construction Real Estate	3	421	421	6	1,327	1,156
Residential Real Estate	10	1,468	1,464	27	6,391	5,323
Consumer and Other	2	44	43	4	60	59
Total	26	$5,681	$5,491	71	$26,499	$24,222

The Bank considers TDRs that become 90 days or more past due under the modified terms as defaulted. Loans that became TDRs during the twelve months ended September 30, 2011 that subsequently defaulted during the three and nine months ended September 30, 2011 are as follows (000s omitted from dollar amounts):

	Three months ended		Nine months ended
	September 30, 2011		September 30, 2011
	Number of Contracts	Recorded Principal Balance	Number of Contracts	Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	-	$-
Commercial	-	-	-	-
Commercial Real Estate	-	-	-	-
Construction Real Estate	-	-	-	-
Residential Real Estate	1	694	1	694
Consumer and Other	-	-	-	-
Total	1	$694	1	$694

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of September 30, 2011 and December 31, 2010 (000’s omitted):

		Held to Maturity September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of U.S. Government
Agencies	$6	$-	$-	$6
Obligations of States and Political
Subdivisions	29,519	665	(112)	30,072
	$29,525	$665	$(112)	$30,078

		Available for Sale September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of U.S. Government
Agencies	$287,725	$7,232	$(170)	$294,787
Obligations of States and Political
Subdivisions	13,924	425	(22)	14,327
Trust Preferred CDO Securities	9,549	-	(4,308)	5,241
Corporate Debt Securities	2,000	-	(3)	1,997
Other Securities	2,553	168	(216)	2,505
	$315,751	$7,825	$(4,719)	$318,857

		Held to Maturity December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of U.S. Government
Agencies	$6	$-	$-	$6
Obligations of States and Political
Subdivisions	23,798	303	(265)	23,836
	$23,804	$303	$(265)	$23,842

		Available for Sale December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of U.S. Government
Agencies	$266,773	$2,526	$(2,264)	$267,035
Obligations of States and Political
Subdivisions	14,881	49	(205)	14,725
Trust Preferred CDO Securities	9,563	-	(4,375)	5,188
Other Securities	2,553	80	(216)	2,417
	$293,770	$2,655	$(7,060)	$289,365

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.

	September 30, 2011
	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States
Government Agencies	$39,939	$170	$-	$-	$39,939	$170
Obligations of States and
Political Subdivisions	7,352	120	1,074	14	8,426	134
Trust Preferred CDO Securities	-	-	5,241	4,308	5,241	4,308
Corporate Debt Securities	1,997	3	-	-	1,997	3
Equity Securities	-	-	324	216	324	216
	$49,288	$293	$6,639	$4,538	$55,927	$4,831

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States
Government Agencies	$83,030	$2,264	$-	$-	$83,030	$2,264
Obligations of States and
Political Subdivisions	12,192	296	1,931	174	14,123	470
Trust Preferred CDO Securities	-	-	5,188	4,375	5,188	4,375
Equity Securities	-	-	324	216	324	216
	$95,222	$2,560	$7,443	$4,765	$102,665	$7,325

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at September 30, 2011.

The Trust Preferred CDO Securities are issued by companies in the financial services industry, including banks, thrifts, and insurance companies. Each of the three securities owned by the Company is in an unrealized loss position. The main reasons for the impairment are the overall decline in market values for financial industry securities and the lack of an active market for these types of securities in particular. In determining whether the impairment is not other-than-temporary, the Company analyzed each security’s expected cash flows. The assumptions used in the cash flow analysis were developed following a review of the financial condition of the individual obligors in the pools. The analysis concluded that disruption of our cash flows due to defaults by issuers was currently not expected to occur in one of the three securities owned. As a result of uncertainties in the market place affecting companies in the financial services industry, it is at least reasonably possible that a change in the estimate will occur in the near term. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at  September 30, 2011.

7. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Certain of the Bank’s assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets.  These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below.  The fair values of all financial instruments not discussed below (Cash and cash equivalents, Federal funds sold, Federal Home Loan Bank stock, Accrued interest receivable and other assets, Bank Owned Life Insurance, Demand deposits, NOW deposits, Savings deposits, Money market deposits, Federal funds purchased, and Interest payable and other liabilities) are estimated to be equal to their carrying amounts as of September 30, 2011 and December 31, 2010.

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

OTHER FINANCIAL INSTRUMENTS

The fair values of the Federal Home Loan Bank of Indianapolis stock, Loans Held for Sale, Accrued Interest Receivable, and Accrued Interest Payable are estimated to be equal to their carrying values.

The carrying amounts and approximate fair values as of September 30, 2011 and December 31, 2010 are as follows (000’s omitted):

	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and due from banks	$98,591	$98,591	$86,300	$86,300
Securities - Held to Maturity	29,525	30,078	23,804	23,842
Securities - Available for Sale	318,857	318,857	289,365	289,365
Federal Home Loan Bank Stock	10,605	10,605	11,831	11,831
Loans Held for Sale	656	656	973	973
Loans, net	680,905	692,093	731,664	755,312
Accrued Interest Receivable	4,024	4,024	3,912	3,912

Financial Liabilities:
Demand, NOW, savings and money market savings deposits	670,918	670,918	631,997	631,997
Other Time Deposits	358,729	360,836	399,896	405,736
Borrowed funds
Variable Rate FHLB Advances	110,000	113,499	110,000	115,045
Fixed Rate FHLB Advances	-	-	3,500	3,567
Repurchase Agreements	20,000	23,038	30,000	33,796
Notes Payable	135	135	135	135
Accrued Interest Payable	564	564	882	882

8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010, and the valuation techniques used by the Company to determine those fair values.

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

Assets measured at fair value on a recurring basis are as follows (000’s omitted):

Investment Securities Available for Sale	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 9/30/2011
Obligations of U.S. Government Agencies	$-	$294,787	$-	$294,787
Obligations of States and Political Subdivisions	-	14,327	-	14,327
Trust Preferred CDO Securities	-	-	5,241	5,241
Corporate Debt Securities	-	1,997	-	1,997
Other Securities	2,181	324	-	2,505
Total Securities Available for Sale	$2,181	$311,435	$5,241	$318,857

Investment Securities Available for Sale	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2010
Obligations of U.S. Government Agencies	$267,035	$-	$-	$267,035
Obligations of States and Political Subdivisions	-	14,725	-	14,725
Trust Preferred CDO Securities	-	-	5,188	5,188
Other Securities	2,093	324	-	2,417
Total Securities Available for Sale	$269,128	$15,049	$5,188	$289,365

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale	2011	2010
Balance at January 1	$5,188	$7,215
Total realized and unrealized gains (losses) included in income	-	-
Total unrealized gains (losses) included in other comprehensive income	53	81
Net purchases, sales, calls and maturities	-	(3,920)
Net transfers in/out of Level 3	-	-
Balance at September 30	$5,241	$3,376

Of the Level 3 assets that were held by the Company at September 30, 2011, the unrealized gain for the nine months ended September 30, 2011 was $53,000, which is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

The Company owns pooled Trust Preferred Securities (“TRUPs”) with a fair value of $5,241,000 as of September 30, 2011. Trading of these types of securities has increased recently but is primarily conducted on a distress sale or forced liquidation basis. As a result, the Company measures the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include loans and Other Real Estate Owned. The Company estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$66,546	$-	$-	$66,546
Other Real Estate Owned	$18,690	$-	$-	$18,690

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$81,683	$-	$-	$81,683
Other Real Estate Owned	$19,432	$-	$-	$19,432

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	September 30, 2011	December 31, 2010
Commitments to extend credit:
Unused portion of commercial lines of credit	$63,434	$59,238
Unused portion of credit card lines of credit	2,716	2,987
Unused portion of home equity lines of credit	15,204	15,905
Standby letters of credit and financial guarantees written	4,455	4,710
All other off-balance sheet commitments	-	-

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

The national economic recovery is continuing slowly, and conditions in southeast Michigan are also slowly improving. Local unemployment rates improved significantly over the past year, but remain higher than the national average and historical norms. Commercial and residential development property values have shown some stability and certain residential property values have shown some improvement. Our total problem assets, which include nonperforming loans, other real estate owned, non accrual investments, and performing loans that are internally classified as potential problems, decreased $3.6 million, or 2.5% during the third quarter of 2011, allowing us to decrease our Allowance for Loan and Lease Losses (ALLL) from $22.6 million to $21.9 million. The loan portfolio decreased $14.4 million during the quarter, and the ALLL as a percent of loans decreased slightly from 3.15% at June 30, 2011 to 3.11% at September 30, 2011. Although local property values and the unemployment rate have stabilized over the past several quarters, we anticipate a slower than normal recovery in our local markets in 2011 and 2012. We will continue to focus our efforts on improving asset quality, maintaining liquidity, strengthening capital, and controlling expenses.

Net Interest Income decreased $465,000 compared to the third quarter of 2010 as the net interest margin decreased from 3.32% to 3.16% and the average earning assets decreased $5.6 million, or 0.5%. The provision for loan losses decreased from $7.5 million in the third quarter of 2010 to $2.7 million in the third quarter of 2011. Improvement in the risk ratings of loans, a decrease in the historical loss rates, and the decrease in the size of the loan portfolio decreased the amount of ALLL required. As a result, we were able to record a provision that was smaller than the net charge offs for the quarter. Non interest income, net of securities transactions, decreased $434,000 compared to last year, as a decrease in overdraft service charges that resulted from a decrease in NSF check activity and origination fees on mortgage loans sold decreased due to a significant decline in mortgage loan activity. Also, income from Bank Owned Life Insurance policies decreased due to a favorable adjustment to the asset values in the third quarter of 2010 and a reduction in the amount of policies owned in 2011. Non interest expenses decreased $733,000, or 6.9% due to lower losses on Other Real Estate Owned, and lower FIDC deposit insurance assessments. We continue to work to control costs, and we decreased several non interest expense categories. We expect credit related expenses, including the costs of carrying a high level of Other Real Estate Owned (OREO), to continue to improve, but still remain above normal levels.

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

Income tax accounting standards require companies to assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all evidence using a “more likely than not” standard. We reviewed our deferred tax asset, considering both positive and negative evidence and analyzing changes in near term market conditions as well as other factors that may impact future operating results. Significant negative evidence is our net operating losses for the last three years, combined with a difficult economic environment and a slow economic recovery projected for southeast Michigan. Positive evidence includes our history of strong earnings prior to 2008, our third quarter 2011 profit, our strong capital position, our steady net interest margin, and our non interest expense control initiatives. Based on our analysis of the evidence, we believed that it was appropriate to maintain a valuation allowance equal to the full amount of the deferred tax asset as of September 30, 2011.

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

Financial Condition

National economic conditions began to recover in the second half of 2009, but regional conditions remained weak until 2010. Local unemployment and property values have stabilized and the economic environment in southeast Michigan is continuing to slowly show improvement. Our nonperforming assets decreased 7.1% during the quarter, from $102.4 million to $95.2 million, and total problem assets decreased from $145.7 million to $142.1 million. Total loans decreased due to low loan demand, payments received in the ordinary course of business, and charge offs of existing loans. We continued to manage toward a decreased use of high cost wholesale funding, which has helped mitigate the reduction in our net interest margin that is occurring due to the change in the mix of earning assets and the ongoing repricing of earning assets in this historically low interest rate environment. While some lending opportunities exist, the economy is expected to continue to recover very slowly in our market area into 2012. The Company expects low deposit growth and a slight reduction in total assets in 2011, and intends to continue to focus efforts on improved credit quality, capital management, and enterprise risk mitigation.

Since December 31, 2010, total loans decreased $50.1 million (6.7%) because the weak loan demand did not result in enough new loan activity to offset write downs recorded and payments received. At the same time, deposits decreased only $2.2 million, or 0.2% as our efforts to reduce brokered certificates of deposit were offset by an increase in local deposit activity. This reduction in loans and deposits resulted in a decrease of $14.0 million (1.1%) in total assets since the end of 2010. Total capital increased $932,000 or 1.3%, as the loss of $4.2 million was offset by the increase of $5.1 million in the accumulated other comprehensive income (AOCI) due to an increase in the value of our securities available for sale. The increase in capital and the decrease in total assets caused the capital to assets ratio to increase from 5.88% at December 31, 2010 to 6.02% at September 30, 2011.

The amount of nonperforming assets (“NPAs”) decreased $7.2 million or 7.1% during the third quarter of 2011. NPAs include non performing loans, which decreased 5.8% from $78.3 million to $73.7 million, and Other Real Estate Owned and Other Assets (“OREO”), which decreased 12.3% from $21.3 million to $18.7 million. Total problem assets, which includes all NPAs and performing loans that are internally classified as substandard, decreased $3.6 million, or 2.5%. The Company’s Allowance for Loan and Lease Losses (“ALLL”) decreased $0.8 million since June 30, 2011, resulting from a decrease in the FAS 114 specific allocations from $7.4 million to $6.4 million, primarily due to a decrease in the amount of the portfolio subject to the FAS 114 method. Our FAS 5 general allocation increased slightly from $15.2 million to $15.4. The ALLL is now 3.11% of loans, compared to 3.15% at June 30, 2011 and 2.82% at December 31, 2010. The ALLL is 29.66% of nonperforming loans (“NPLs”), compared to 25.98% at year end and 26.06% at September 30, 2010. In light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in the loan portfolio.

Results of Operations – Third Quarter 2011 vs. Third Quarter 2010

Net Interest Income - A comparison of the income statements for the three months ended September 30, 2010 and 2011 shows a decrease of $465,000, or 4.9%, in Net Interest Income. Interest income on loans decreased $1.6 million or 13.5% as the average loans outstanding decreased $87.8 million and the average yield on loans decreased from 5.74% to 5.58%. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $238,000 as the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $82.2 million but the yield decreased from 2.51% to 2.25%. The yield on investments decreased because the Company is maintaining its strong liquidity position by keeping its excess funds in low yielding short term investments and deposits in the Federal Reserve Bank. An improvement in the term structure of interest rates, a continued low overall level of interest rates, and the maturity and prepayment of some high cost borrowings and brokered certificates of deposit allowed funding costs to decrease considerably. The interest expense on deposits decreased $633,000 or 19.3% as the average deposits increased $6.3 million but the average cost of deposits decreased from 1.27% to 1.02%. The cost of borrowed funds decreased $225,000 as the average amount of borrowed funds decreased $13.4 million and the average cost of the borrowings decreased from 3.01% to 2.63%.

Provision for Loan Losses - The Provision for Loan Losses decreased from $7.5 million in the third quarter of 2010 to $2.7 million in the third quarter of 2011. Net charge offs were $3.5 million during the third quarter of 2011, compared to $10.7 million in the third quarter of 2010. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to a decrease in the size of the portfolio, a decrease in the historical loss percentages, and a decrease in the specific allocations, we were able to maintain an adequate ALLL in the third quarter of 2011 even though we recorded a provision that was less than our net charge offs. The ALLL is 3.11% of loans as of September 30, 2011, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income, excluding securities gains, decreased $434,000, or 10.3% compared to the third quarter of 2010. Service charges and other fees on deposit accounts decreased $187,000, or 13.2%, primarily due to a decrease in overdraft fees on checking accounts. Origination fees on mortgage loan sold decreased $87,000, or 46.0% due to lower mortgage loan origination volume in 2011. Income on Bank Owned Life Insurance policies decreased 41.6% from $693,000 to $405,000 due to a positive valuation adjustment in 2010 and a reduction of policies owned this year. The gain on securities transactions increased $372,000 due to some callable federal agency bond calls in the third quarter of 2011. The gain resulted from bonds that were owned at discounts being called at par. Other non interest income increased $92,000, or 9.5%, primarily due to higher rental income on other real estate owned.

Other Expenses – Total non interest expenses decreased $733,000, or 6.9% compared to the third quarter of 2010. Salaries and Employee Benefits increased $161,000, or 3.4%, due to increases in medical insurance, life insurance, and payroll tax expenses. Occupancy expense increased $95,000, or 13.8%, as we accrued $100,000 for the estimated additional costs of the environmental cleanup of our Temperance branch location. Losses on Other Real Estate Owned (OREO) properties decreased $258,000 compared to the third quarter of 2010 as the rate of decrease in the values of foreclosed properties slowed in 2011. We conducted two auctions of OREO properties late in the third quarter of 2011. Most of the sales will not close until the fourth quarter, but the losses were recognized as write downs of the property values in the third quarter. FDIC deposit insurance premium expense decreased $411,000, or 39.9%, due to a change in the assessment method in 2011.

As a result of the above activity, the Profit Before Income Taxes in the third quarter of 2011 was $632,000, an improvement of $4.97 million compared to the loss of $4.338 million in the third quarter of 2010. No income tax benefit or expense was recorded in either year due to our net operating loss carry forwards and the uncertainty of our expected ability to utilize our existing deferred tax assets.

Results of Operations – Year to Date September 30, 2011 vs. Year to Date September 30, 2010

Net Interest Income - A comparison of the income statements for the nine months ended September 30, 2010 and 2011 shows a decrease of $1.7 million, or 6.1%, in Net Interest Income. Interest income on loans decreased $4.8 million or 13.7% as the average loans outstanding decreased $90.9 million and the average yield on loans decreased from 5.75% to 5.59%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $1.0 million even though the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $39.2 million as the yield decreased from 2.93% to 2.33%. The continued low overall level of interest rates and the maturity and prepayment of some high cost borrowings and brokered certificates of deposit allowed funding costs to decrease considerably. The interest expense on deposits decreased $1.3 million or 13.5% even though the average deposits increased $13.2 million as the average cost of deposits decreased from 1.30% to 1.11%. The cost of borrowed funds decreased $2.8 million as the average amount of borrowed funds decreased $67.5 million and the average cost of the borrowings decreased from 3.67% to 2.77%.

Provision for Loan Losses - The Provision for Loan Losses decreased from $13.4 million in the first nine months of 2010 to $11.3 million in the first nine months of 2011. Net charge offs were $10.7 million during the first three quarters of 2011, compared to $16.7 million in the first three quarters of 2010. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to an increase in the historical loss percentages, it was necessary to record a provision in excess of the net charge offs in order to maintain an adequate ALLL in the first nine months of 2011. The ALLL is 3.11% of loans as of September 30, 2011, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income, excluding securities gains, decreased $783,000, or 6.5% compared to the first three quarters of 2010. Service charges and other fees on deposit accounts decreased $463,000, or 11.6%, primarily due to a decrease in overdraft fees on checking accounts. Origination fees on mortgage loans sold decreased 40.8% from $458,000 in 2010 to $271,000 in 2011 due to a significant decline in the amount of mortgage loan activity. Income from bank owned life insurance policies decreased $325,000, or 21.2% due to a positive valuation adjustment in 2010 and a decrease in policies owned in 2011. The gain on securities transactions decreased $2.6 million due to a large of amount of securities sales in the second quarter of 2010. Other non interest income increased $276,000, or 9.3%, mainly due to increases of $173,000 in OREO rental income and $62,000 in ATM and debit card income.

Other Expenses – Total non interest expenses decreased $3.2 million, or 9.3% compared to the first three quarters of 2010 due to debt prepayment penalties of $2.5 million in the second quarter of 2010. Most expense categories were flat or decreased due to ongoing cost containment initiatives. Professional fees increased $296,000, or 19.3%, primarily due to increases in legal and other professional fees paid for collection activities. Expenses of other real estate owned decreased $458,000 due to reductions in maintenance, insurance, and property taxes on foreclosed properties.

As a result of the above activity, the Loss Before Income Taxes decreased $169,000 from a loss of $4,362,000 in the first nine months of 2010 to a loss of $4,193,000 in the first nine months of 2011. No income tax benefit was recorded in either year due to the uncertainty of our expected ability to utilize our existing deferred tax assets.

Cash Flows

Cash flows provided by operating activities decreased from $10.7 million in the first nine months of 2010 to $4.8 million in the first nine months of 2011. The cash provided by operations decreased even though the net loss did not change significantly because non-cash charges to earnings decreased, interest payable and other liabilities increased and interest receivable and other assets decreased. Cash flows from investing activities decreased from $94.1 million provided in the first nine months of 2010 to $23.2 million in the first nine months of 2011 primarily due to a decrease in the sales, maturities, and redemptions of investment securities. The decrease in the sales of investment securities was due to the sales of federal agency debt and mortgage backed securities in 2010 related to a restructuring of the portfolio and to generate the cash to prepay FHLB advances. Proceeds from maturities and redemptions of investment securities increased in 2011 as the low interest rate environment resulted in an increase in early redemptions of callable securities. In addition, the Corporation surrendered $3.7 million in Bank Owned Life Insurance policies that are no longer required to provide benefits to former employees and directors in 2011. The amount of cash used for financing activities decreased in the first nine months of 2011 compared to the first nine months of 2010 due to the repayment of borrowed funds in both periods.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of September 30, 2011, the Bank utilized $110.0 million of its authorized limit of $265 million with the Federal Home Loan Bank of Indianapolis, none of its $10 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, and none of its $25 million of federal funds line with a correspondent bank.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first nine months of 2011 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $74.9 million at September 30, 2011 and $74.0 million at December 31, 2010. The ratio of equity to assets was 6.02% at September 30, 2011 and 5.88% at December 31, 2010. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of September 30, 2011:
Total Capital to Risk-Weighted Assets
Consolidated	$84,630	10.26%	$82,478	10%
Monroe Bank & Trust	84,108	10.20%	82,430	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	74,174	8.99%	49,487	6%
Monroe Bank & Trust	73,583	8.93%	49,458	6%
Tier 1 Capital to Average Assets
Consolidated	74,174	5.96%	62,258	5%
Monroe Bank & Trust	73,583	5.91%	62,233	5%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital to Risk-Weighted Assets
Consolidated	$89,270	10.24%	$87,196	10%
Monroe Bank & Trust	88,440	10.15%	87,120	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	78,239	8.97%	52,318	6%
Monroe Bank & Trust	77,383	8.88%	52,272	6%
Tier 1 Capital to Average Assets
Consolidated	78,239	6.24%	62,705	5%
Monroe Bank & Trust	77,383	6.17%	62,672	5%

On July 12, 2010, the Bank entered into a Consent Order with its state and federal regulators. While the Bank is under the Consent Order, it is classified as “adequately capitalized” even if its ratios meet the “well capitalized” guidelines.

During 2010, the Company conducted a Private Placement Memorandum (PPM) offering of debt and equity securities. The PPM offering raised $1.4 million in 2010, of which $1.2 million was invested in the stock of the Bank. On May 5, 2011, the shareholders of the Company approved an amendment to the Articles of Incorporation to increase the number of common shares authorized from 30,000,000 to 50,000,000. The Company is currently considering conducting a public offering of common stock to help improve its capital position. The size and timing of the offering have not been determined.

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first nine months of 2011, the Bank’s interest rate risk has remained within its policy limits.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2011, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

No matters to be reported.

Item 6. Exhibits

The following exhibits are filed as a part of this report:

3.1	Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2011.

3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.

10.1	Amended and Restated Monroe Bank & Trust Supplemental Executive Retirement Agreement with H. Douglas Chaffin.

31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBT Financial Corp. (Registrant)

Date November 14, 2011	By:	/s/ H. Douglas Chaffin
H. Douglas Chaffin
President & Chief Executive Officer

Date November 14, 2011	By:	/s/ John L. Skibski
John L. Skibski
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

10.1	Amended and Restated Monroe Bank & Trust Supplemental Executive Retirement Agreement with H. Douglas Chaffin.

31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.