Form 10-K
period 2011-12-31
MBT FINANCIAL CORP
filed 2012-03-14
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

As of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $24.7 million based on the closing sale price as reported on the NASDAQ Global Select system.

As of March 14, 2012, there were 17,311,686 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders of MBT Financial Corp. to be held on May 3, 2012 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

Special Note regarding Forward Looking Information

This document, including the documents that are incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act (the “Exchange Act”). You can identify forward-looking statements by words or phrases such as “will likely result,” “may,” “are expected to,” “predict,” “is anticipated,” “estimate,” “forecast,” “projected,” “future,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may,” “hope,” “can,” “predict,” “potential,” “continue,” or similar verbs, or the negative of those terms or other words of similar meaning. You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. Such forward-looking statements may relate to our financial condition, results of operations, plans, objectives, future performance, or business and are based upon the beliefs and assumptions of our management and the information available to our management at the time these disclosures are prepared. These forward-looking statements involve risks and uncertainties that we may not be able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Shareholders should be aware that the occurrence of certain events could have an adverse effect on our business, results of operations, and financial condition. These events, many of which are beyond our control, include the following:

•	general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in Michigan;
•	potential limitations on our ability to access and rely on wholesale funding sources;
•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and the financial services industry;
•	fluctuation of our stock price;
•	ability to attract and retain key personnel;
•	ability to receive dividends from our subsidiaries;
•	operating, legal, and regulatory risks, including risks relating to further deteriorations in credit quality, our allowance for loan losses, potential losses on dispositions of non-performing assets, and impairment of goodwill;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules;
•	the results of examinations of us by the Federal Reserve and our bank subsidiary by the Federal Deposit Insurance Corporation, or other regulatory authorities, who could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;
•	compliance with regulatory enforcement actions, including the Consent Order, legislative or regulatory changes that adversely affect our business, including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets;
•	economic, political, and competitive forces affecting our banking, securities, asset management, insurance, and credit services businesses;
•	the impact on net interest income from changes in monetary policy and general economic conditions; and
•	the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

Other factors not currently anticipated may also materially and adversely affect our results of operations, cash flows, financial position, and prospects. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report and the information incorporated herein by reference are reasonable, you should not place undue reliance on any forward-looking statement. The forward-looking statements contained or incorporated by reference in this document relate only to circumstances as of the date on which the statements are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Part I

Item 1. Business

General

MBT Financial Corp. (the “Corporation” or the “Company”) is a bank holding company as defined by the Bank Holding Company Act of 1956, as amended (the “BHCA”) headquartered in Monroe, Michigan. It was incorporated under the laws of the State of Michigan in January 2000, at the direction of the management of Monroe Bank & Trust (the “Bank”), for the purpose of becoming a bank holding company by acquiring all the outstanding shares of Monroe Bank & Trust.

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

The Bank’s primary market area is Monroe County, Michigan. According to the most recent market data, there are ten deposit taking/lending institutions competing in the Bank’s market. According to the most recent FDIC Summary of Deposits, the Bank ranks first in market share in Monroe County with 50.72% of the market. In 2001, the Bank began expanding into Wayne County, Michigan, and currently ranks thirteenth out of twenty-eight institutions operating in Wayne County with a market share of 0.42%. For the combined Monroe and Wayne County market, the Bank ranks sixth of twenty-nine institutions with a market share of 2.77%.

Supervision and Regulation

General

As a bank holding company, we are required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve” or “Federal Reserve Board.”) The Bank is a Michigan state chartered commercial bank and is not a member of the Federal Reserve, and therefore, is regulated and supervised by the Commissioner of the Michigan Office of Financial and Insurance Regulation (“Michigan OFIR”) and the Federal Deposit Insurance Corporation (“FDIC”). The Michigan OFIR and the FDIC conduct periodic examinations of the Bank. The Bank is also a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and subject to its regulations. The deposits of the Bank are insured under the provisions of the Federal Deposit Insurance Act by the FDIC to the fullest extent provided by law. The Corporation is also subject to regulation by the Securities and Exchange Commission (the “SEC”) by virtue of its status as a public company.

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

The federal and state laws and regulations that are applicable to banks and to some extent bank holding companies regulate, among other matters, the scope of their business, their activities, their investments, their reserves against deposits, the timing of the availability of deposited funds, the amount of loans to individual and related borrowers and the nature, amount of and collateral for certain loans, and the amount of interest that may be charged on loans. Various federal and state consumer laws and regulations also affect the services provided to consumers.

The Corporation and/or its subsidiary are required to file various reports with, and is subject to examination by regulators, including the FRB, the FDIC and OFIR. The FRB, FDIC and OFIR have the authority to issue orders to bank holding companies and/or banks to cease and desist from certain banking practices and violations of conditions imposed by, or violations of agreements with, the FRB, FDIC and OFIR. Certain of the Corporation's and/or its banking subsidiary regulators are also empowered to assess civil money penalties against companies or individuals in certain situations, such as when there is a violation of a law or regulation. Applicable state and federal law also grant certain regulators the authority to impose additional requirements and restrictions on the activities of the Corporation and or its banking subsidiary and, in some situations, the imposition of such additional requirements and restrictions will not be publicly available information.

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

As of December 31, 2011, the Bank has achieved all of the requirements of the Consent Order except for the two capital ratio targets. A failure to achieve and maintain the capital ratio targets referred to in the Consent Order may result in further adverse regulatory actions, including the imposition of additional restrictions under the FDIC’s Prompt Corrective Action regulations.

Regulatory Reform

Congress, U.S. Department of the Treasury (“Treasury”), and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system and financial markets. Beginning in late 2008, the U.S. and global financial markets experienced deterioration of the worldwide credit markets, which created significant challenges for financial institutions both in the United States and around the world. Dramatic declines in the housing market in 2009 and 2010, marked by falling home prices and increasing levels of mortgage foreclosures, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. In addition, many lenders and institutional investors reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

In response to the financial market crisis and continuing economic uncertainty, the United States government, specifically the Treasury, the Federal Reserve Board and the FDIC working in cooperation with foreign governments and other central banks, took a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including measures available under the Emergency Economic Stabilization Act of 2008 (“EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), which included the Troubled Asset Relief Program (“TARP”).The stated purpose of TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. As part of TARP, Treasury purchased debt or equity securities from participating financial institutions through the Treasury’s Capital Purchase Plan (“CPP”). Participants in the CPP are subject to various restrictions regarding dividends, stock repurchases, corporate governance and executive compensation. We withdrew our application to participate in the program before it was determined whether or not we would be allowed to participate and, therefore, we are not subject to the restrictions imposed on CPP participants.

EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase became permanent at the end of 2010 under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). Following a systemic risk determination, on October 14, 2008, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”). Under the Transaction Account Guarantee Program of the TLGP, the FDIC temporarily provided a 100% guarantee of the deposits in non-interest-bearing transaction deposit accounts in participating financial institutions. The Bank participated in this program. Consequently, all funds held in non-interest-bearing transaction accounts (demand deposit accounts), Interest on Lawyers Trust Accounts (IOLTAs), and low-interest NOW accounts (defined as NOW accounts with interest rates no higher than 0.50%) with the Bank were covered under this program. This program expired December 31, 2010. The Dodd-Frank Act extended unlimited FDIC insurance coverage on non-interest bearing transaction accounts through December 31, 2012. Under the Dodd-Frank Act, low-interest NOW accounts are excluded from the definition of non-interest bearing transaction accounts.

The Dodd-Frank Dodd-Frank Act is aimed, in part, at accountability and transparency in the financial system and includes numerous provisions that apply to and/or could impact the Corporation and its banking subsidiary. The Dodd-Frank Act implements changes that, among other things, affect the oversight and supervision of financial institutions, provide for a new resolution procedure for large financial companies, create a new agency responsible for implementing and enforcing compliance with consumer financial laws, introduce more stringent regulatory capital requirements, effect significant changes in the regulation of over the counter derivatives, reform the regulation of credit rating agencies, implement changes to corporate governance and executive compensation practices, incorporate requirements on proprietary trading and investing in certain funds by financial institutions (known as the "Volcker Rule"), require registration of advisers to certain private funds, and effect significant changes in the securitization market. In order to fully implement many provisions of the Dodd-Frank Act, various government agencies, in particular banking and other financial services agencies are required to promulgate regulations. Set forth below is a discussion of some of the major sections the Dodd-Frank Act and implementing regulations that have or could have a substantial impact on the Corporation and its banking subsidiary. Due to the volume of regulations required by the Dodd-Frank Act, not all proposed or final regulations that may have an impact on the Corporation or its banking subsidiary are necessarily discussed.

Debit Card Interchange Fees

The Dodd-Frank Act provides for a set of new rules requiring that interchange transaction fees for electric debit transactions be "reasonable" and proportional to certain costs associated with processing the transactions. The FRB was given authority to, among other things, establish standards for assessing whether interchange fees are reasonable and proportional. In June 2011, the FRB issued a final rule establishing certain standards and prohibitions pursuant to the Dodd-Frank Act, including establishing standards for debit card interchange fees and allowing for an upward adjustment if the issuer develops and implements policies and procedures reasonably designed to prevent fraud. The provisions regarding debit card interchange fees and the fraud adjustment became effective October 1, 2011. The rules impose requirements on the Corporation and its banking subsidiary and may negatively impact our revenues and results of operations.

Consumer Issues

The Dodd-Frank Act creates a new bureau, the Consumer Financial Protection Bureau (the “CFPB”), which has the authority to implement regulations pursuant to numerous consumer protection laws and has supervisory authority, including the power to conduct examinations and take enforcement actions, with respect to depository institutions with more than $10 billion in consolidated assets. The CFPB also has authority, with respect to consumer financial services to, among other things, restrict unfair, deceptive or abusive acts or practices, enforce laws that prohibit discrimination and unfair treatment and to require certain consumer disclosures.

Corporate Governance. The Dodd-Frank Act clarifies that the SEC may, but is not required to promulgate rules that would require that a company's proxy materials include a nominee for the board of directors submitted by a shareholder. Although the SEC promulgated rules to accomplish this, these rules were invalidated by a federal appeals court decision. The SEC has said that it will not challenge the ruling, but has not ruled out the possibility that new rules could be proposed. The Corporation is presently a “smaller reporting company” as defined by SEC regulations and is therefore exempt from these provisions. The Dodd-Frank Act requires stock exchanges to have rules prohibiting their members from voting securities that they do not beneficially own (unless they have received voting instructions from the beneficial owner) with respect to the election of a member of the board of directors (other than an uncontested election of directors of an investment company registered under the Investment Company Act of 1940), executive compensation or any other significant matter, as determined by the SEC by rule.

Executive Compensation

The Dodd-Frank Act provides for a say on pay for shareholders of all public companies. Under the Dodd-Frank Act, each company must give its shareholders the opportunity to vote on the compensation of its executives at least once every three years. The Dodd-Frank Act also adds disclosure and voting requirements for golden parachute compensation that is payable to named executive officers in connection with sale transactions.

The Dodd-Frank Act requires the SEC to issue rules directing the stock exchanges to prohibit listing classes of equity securities if a company's compensation committee members are not independent. The Dodd-Frank Act also provides that a company's compensation committee may only select a compensation consultant, legal counsel or other advisor after taking into consideration factors to be identified by the SEC that affect the independence of a compensation consultant, legal counsel or other advisor.

The SEC is required under the Dodd-Frank Act to issue rules obligating companies to disclose in proxy materials for annual meetings of shareholders information that shows the relationship between executive compensation actually paid to their named executive officers and their financial performance, taking into account any change in the value of the shares of a company's stock and dividends or distributions.

The Dodd-Frank Act provides that the SEC must issue rules directing the stock exchanges to prohibit listing any security of a company unless the company develops and implements a policy providing for disclosure of the policy of the company on incentive-based compensation that is based on financial information required to be reported under the securities laws and that, in the event the company is required to prepare an accounting restatement due to the material noncompliance of the company with any financial reporting requirement under the securities laws, the company will recover from any current or former executive officer of the company who received incentive-based compensation during the three-year period preceding the date on which the company is required to prepare the restatement based on the erroneous data, any exceptional compensation above what would have been paid under the restatement.

The Dodd-Frank Act requires the SEC, by rule, to require that each company disclose in the proxy materials for its annual meetings whether an employee or board member is permitted to purchase financial instruments designed to hedge or offset decreases in the market value of equity securities granted as compensation or otherwise held by the employee or board member.

The Corporation is presently a “smaller reporting company” as defined by SEC regulations and is therefore exempt presently from some of the provisions noted above regarding compensation disclosures and required voting regarding say on pay.

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

Loans to One Borrower. Michigan law provides that a Michigan commercial bank may not provide loans or extensions of credit to a person in excess of 15% of the capital and surplus of the bank. The limit, however, may be increased to 25% of capital and surplus if approval of two-thirds of the Bank’s board of directors is granted. At December 31, 2011, the Bank’s regulatory limit on loans to one borrower was $12.165 million or $20.275 million for loans approved by two-thirds of the Board of Directors. If the Michigan OFIR determines that the interests of a group of more than one person, co-partnership, association or corporation are so interrelated that they should be considered as a unit for the purpose of extending credit, the total loans and extensions of credit to that group are combined. At December 31, 2011, the Bank did not have any loans with one borrower that exceeded its regulatory limit.

At December 31, 2011, loans that had high loan to value ratios at origination were quantified by management and represented less than 10% of total outstanding loans as of the balance sheet date. Additionally, management quantified all loans (mortgage, consumer and commercial) that required interest only payments as of the balance sheet date and determined that these types of loans were less than 10% of total loans outstanding at December 31, 2011. Based on these facts, management concluded no concentrations of credit risk existed at December 31, 2011.

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

Capital Requirements. Under FDIC regulations, federally-insured state-chartered banks that are not members of the Federal Reserve (“state non-member banks”), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC not to be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is principally composed of the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships). As of December 31, 2011, the Tier 1 capital to average total assets ratio for the Bank was 6.03%.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized"), and all institutions are assigned one such category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. At December 31, 2011, the Bank’s regulatory capital classification was “adequately capitalized.” Although the Bank’s nominal capital ratios are above those required to be considered “well capitalized”, the existence of a written agreement with the FDIC limits the Bank’s capital classification to “adequately capitalized.”

For further discussion regarding the Corporation’s regulatory capital requirements, see Note 13 to the 2011 Consolidated Financial Statements.

Deposit Insurance Assessments. All of the Bank’s deposits are insured under the Federal Deposit Insurance Act by the FDIC to the fullest extent permitted by law. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. The FDIC recently raised assessment rates to increase funding for the Deposit Insurance Fund (the “DIF”), which is currently underfunded.

The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. In addition, federal deposit insurance for the full net amount of deposits in noninterest-bearing transaction accounts was extended to January 1, 2013 for all insured banks.

The Dodd-Frank Act changes the deposit insurance assessment framework, primarily by basing assessments on an institution’s average total consolidated assets less average tangible equity (subject to risk-based adjustments that would further reduce the assessment base for custodial banks) rather than domestic deposits, which is expected to shift a greater portion of the aggregate assessments to large banks, as described in detail below. The Dodd-Frank Act also eliminates the upper limit for the reserve ratio designated by the FDIC each year, increases the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. On December 20, 2010, the FDIC raised the minimum designated reserve ratio of DIF to 2%. The ratio is higher than the minimum reserve ratio of 1.35% as set by the Dodd-Frank Act. Under the Dodd-Frank Act, the FDIC is required to offset the effect of the higher reserve ratio on small insured depository institutions, defined as those with consolidated assets of less than $10 billion.

On February 7, 2011, the FDIC approved a final rule on Assessments, Dividends, Assessment Base and Large Bank Pricing. The final rule, mandated by the Dodd-Frank Act, changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Because the new assessment base under the Dodd-Frank Act is larger than the current assessment base, the final rule’s assessment rates are lower than the current rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. In addition, the final rule adopts a “scorecard” assessment scheme for larger banks and suspends dividend payments if the DIF reserve ratio exceeds 1.5% but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. The final rule also determines how the effect of the higher reserve ratio will be offset for institutions with less than $10 billion of consolidated assets.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.

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

Mergers and Acquisitions. The Bank may engage in mergers or consolidations with other depository institutions or their holding companies, subject to review and approval by applicable state and federal banking agencies. When reviewing a proposed merger, the federal banking regulators consider numerous factors, including the effect on competition, the financial and managerial resources and future prospects of existing and proposed institutions, the effectiveness of FDIC-insured institutions involved in the merger in addressing money laundering activities and the convenience and needs of the community to be served, including performance under the Community Reinvestment Act.

Interstate Branching. Beginning June 1, 1997, federal law permitted the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The law also permitted a state to “opt in” to the provisions of the Interstate Banking Act before June 1, 1997, and permitted a state to “opt out” of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. Michigan did not “opt out” of the provisions of the Interstate Banking Act. Accordingly, beginning June 1, 1997, a Michigan commercial bank could acquire an institution by merger in a state other than Michigan unless the other state had opted out. The Interstate Banking Act also authorizes de novo branching into another state, but only if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders. Effective with the enactment of The Dodd-Frank Act, the FDI Act and the National Bank Act have been amended to remove the expressly required “opt-in” concept applicable to de novo interstate branching and now permits national and insured state banks to engage in de novo in interstate branching if, under the laws of the state where the new branch is to be established, as a state bank chartered in that state would be permitted to establish a branch.

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

Privacy. The FRB, FDIC and other bank regulatory agencies have adopted final guidelines (the "Guidelines) for safeguarding confidential, personal customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Corporation has adopted a customer information security program that has been approved by the Corporation's Board of Directors (the "Board”). The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the banking subsidiary's policies and procedures. The Corporation's banking subsidiary has implemented a privacy policy.

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

Federal Home Loan Bank. The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”), one of the 12 regional Federal Home Loan Banks. The FHLBI provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLBI, is required to acquire and hold shares of capital stock in the FHLBI in an amount equal to at least 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLBI, whichever is greater. The Bank was in compliance with this requirement and its investment in FHLBI stock at December 31, 2011 was $10.6 million. The FHLB Banks function as a central reserve bank by providing credit for financial institutions throughout the United States. Advances are generally secured by eligible assets of a member, which include principally mortgage loans and obligations of, or guaranteed by, the U.S. government or its agencies. Advances can be made to the Bank under several different credit programs of the FHLBI. Each credit program has its own interest rate, range of maturities and limitations on the amount of advances permitted based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

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

Employees

MBT Financial Corp. has no employees other than its three officers, each of whom is also an employee and officer of Monroe Bank & Trust and who serve in their capacity as officers of MBT Financial Corp. without compensation. As of December 31, 2011, Monroe Bank & Trust had 348 full-time employees and 14 part-time employees. Monroe Bank & Trust provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services, and a 401(k) plan.

Executive Officers of the Registrant
NAME	AGE	POSITION
H. Douglas Chaffin	56	President & Chief Executive Officer
Donald M. Lieto	56	Executive Vice President, Senior Administration
		Manager, Monroe Bank & Trust
Scott E. McKelvey	52	Executive Vice President, Senior Wealth
		Management Officer, Monroe Bank & Trust
James E. Morr	65	Executive Vice President, General Counsel, and
		Chief Risk Officer, Monroe Bank & Trust; Secretary, MBT Financial Corp.
Thomas G. Myers	55	Executive Vice President & Chief
		Lending Manager, Monroe Bank & Trust
John L. Skibski	47	Executive Vice President & Chief
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

H. Douglas Chaffin was President & Chief Executive Officer in each of the last five years. Donald M. Lieto was Executive Vice President, Senior Administration Manager in each of the last five years. Scott E. McKelvey was Executive Vice President, Senior Wealth Management Officer in 2011, 2010, 2009, 2008, and 2007, and Senior Vice President – Downriver Community President in 2007. James E. Morr was Executive Vice President, General Counsel and Chief Risk Officer in 2011, 2010, 2009, 2008, and 2007 and Executive Vice President, Senior Wealth Management Officer and General Counsel in 2007. Thomas G. Myers was Executive Vice President & Chief Lending Manager in each of the last five years. John L. Skibski was Executive Vice President & Chief Financial Officer in each of the last five years.

Available Information

MBT Financial Corp. makes its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports available on its website as soon as reasonably practicable after they are filed with or furnished to the SEC, free of charge. The website address is www.mbandt.com.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters, and Issuer Purchases of Equity Securities

Common stock consists of 17,291,729 shares with a book value of $4.38. No dividends were declared on common stock during 2011. The common stock is traded on the NASDAQ Global Select Market under the symbol MBTF. Below is a schedule of the high and low trading price for the past two years by quarter. These prices represent those known to Management, but do not necessarily represent all transactions that occurred.

	2011		2010
	High	Low	High	Low
1st quarter	$2.00	$1.46	$2.15	$1.35
2nd quarter	$1.75	$1.29	$4.30	$1.24
3rd quarter	$1.60	$1.13	$2.33	$1.26
4th quarter	$1.46	$0.80	$2.10	$1.42

Dividends declared during the past three years on a quarterly basis were as follows:

	2011	2010	2009
1st quarter	$-	$-	$0.01
2nd quarter	$-	$-	$0.01
3rd quarter	$-	$-	$-
4th quarter	$-	$-	$-

As of December 31, 2011, the number of holders of record of the Corporation’s common shares was 1,201. The payment of future cash dividends is at the discretion of the Board of Directors and is subject to a number of factors, including results of operations, general business conditions, growth, financial condition, and other factors deemed relevant. Further, the Corporation’s ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the sections captioned “Recent Regulatory Enforcement Actions” and “Bank Regulation-Dividends” in Item 1 above. Given the Corporation’s operating results and need to raise additional capital, Management’s expectation is that the payment of dividends will continue to be suspended for the foreseeable future.

Item 6. Selected Financial Data

The selected financial data for the five years ended December 31, 2011 are derived from the audited Consolidated Financial Statements of the Corporation. The financial data set forth below contains only a portion of our financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Selected Consolidated Financial Data

Dollar amounts are in thousands,
except per share data	2011	2010	2009	2008	2007
Consolidated Statements of Income
Interest Income	$49,560	$56,586	$71,004	$84,903	$93,551
Interest Expense	14,433	19,758	29,989	42,514	50,782
Net Interest Income	35,127	36,828	41,015	42,389	42,769
Provision for Loan Losses	13,800	20,500	36,000	18,000	11,407
Net Interest Income after Provision for Loan Losses	21,327	16,328	5,015	24,389	31,362
Other Income	18,230	19,436	10,480	15,985	15,634
Other Expenses	42,819	44,480	49,774	39,999	37,234
Income before Provision for Income Taxes	(3,262)	(8,716)	(34,279)	375	9,762
Provision for Income Taxes	500	3,183	(102)	(1,317)	2,049
Net Income (Loss)	$(3,762)	$(11,899)	$(34,177)	$1,692	$7,713
Net Income (Loss) available to Common Shareholders	$(3,762)	$(11,899)	$(34,177)	$1,692	$7,713

Per Common Share
Basic Net Income (Loss)	$(0.22)	$(0.72)	$(2.11)	$0.10	$0.47
Diluted Net Income (Loss)	(0.22)	(0.72)	(2.11)	0.10	0.47
Cash Dividends Declared	-	-	0.02	0.54	0.72
Book Value at Year End	4.38	4.29	5.04	7.49	7.90
Average Common Shares Outstanding	17,270,528	16,498,734	16,186,478	16,134,570	16,415,425

Consolidated Balance Sheets (Year End)
Total Assets	$1,238,027	$1,259,377	$1,383,369	$1,562,401	$1,556,806
Total Securities	400,868	325,000	356,865	466,043	438,058
Total Loans	679,475	752,887	848,979	940,948	1,000,828
Allowance for Loan Losses	20,865	21,223	24,063	18,528	20,222
Deposits	1,022,310	1,031,893	1,031,791	1,136,078	1,109,980
Borrowings	127,135	143,635	258,500	291,500	304,800
Total Shareholders' Equity	75,711	73,998	81,764	120,977	127,447

Selected Financial Ratios
Return on Average Assets	-0.30%	-0.92%	-2.36%	0.11%	0.50%
Return on Average Equity	-5.11%	-14.06%	-29.53%	1.36%	5.77%
Net Interest Margin	3.07%	3.10%	3.06%	2.96%	2.99%
Dividend Payout Ratio	0.00%	0.00%	-0.95%	514.78%	152.40%
Allowance for Loan Losses to Period End Loans	3.07%	2.82%	2.83%	1.97%	2.02%
Allowance for Loan Losses to Non Performing Loans	27.63%	25.98%	27.94%	34.45%	59.60%
Non Performing Loans to Period End Loans	11.10%	10.84%	10.13%	5.71%	3.39%
Net Charge Offs to Average Loans	1.97%	2.89%	3.36%	2.00%	0.49%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies - The Bank’s Allowance for Loan Losses is a “critical accounting estimate” because it is an estimate that is based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Corporation’s financial condition. These assumptions include, but are not limited to, collateral values and the effect of economic conditions on the financial condition of the Bank’s borrowers. To determine the Allowance for Loan Losses, the Bank estimates losses on all loans that are not classified as non-accrual or renegotiated by applying historical loss rates, adjusted for environmental factors, to those loans. This portion of the analysis utilizes the loss history for the most recent eight quarters, adjusted for qualitative factors including recent delinquency rates, real estate values, and economic conditions. In addition, all loans over $250,000 that are nonaccrual and all loans that are renegotiated are individually tested for impairment. Impairment exists when the carrying value of a loan is greater than the realizable value of the collateral pledged to secure the loan or the presented value of the cash flow of the loan. Any amount of monetary impairment is included in the Allowance for Loan Losses. Management is of the opinion that the Allowance for Loan Losses of $20,865,000 as of December 31, 2011 was adequate.

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of fair value or the loan carrying amount at the date of foreclosure. Subsequent to foreclosure, appraisals or other independent valuations are periodically obtained by Management and the assets are carried at the lower of carrying amount or fair value less costs to sell.

Income tax accounting standards require companies to assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all evidence using a “more likely than not” standard. We reviewed our deferred tax asset, considering both positive and negative evidence and analyzing changes in near term market conditions as well as other factors that may impact future operating results. Significant negative evidence is our net operating losses for 2008 through 2011, combined with a difficult economic environment consisting of persistently high unemployment and a very slow economic recovery in southeast Michigan. Positive evidence includes our history of strong earnings prior to 2008, our strong capital position, our steady net interest margin, and our non interest expense control initiatives. Based on our analysis of the evidence, we believe that it is appropriate to maintain a valuation allowance equal to the full amount of the deferred tax asset of $24.2 million as of December 31, 2011.

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

Recent Accounting Pronouncements – No recent accounting pronouncements are expected to have a significant impact on the Corporation’s financial statements. Accounting Standards Update 2011-02 (ASU 2011-02), “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” was issued by the Financial Accounting Standards Board (FASB) in April 2011. ASU 2011-02 provides additional guidance to help creditors determine whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update were effective for the Company for the year ended December 31, 2011. The impact of the adoption of this standard on the Company’s financial disclosures is reflected in Note 5 to the Company’s consolidated financial statements.

Accounting Standards Update 2011-04 (ASU 2011-04), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” was issued by FASB in May 2011. ASU 2011-04 clarifies existing fair value measurement and disclosure requirements and changes existing principles and disclosure guidance. Clarification was made to disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first annual period beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Accounting Standards Update 2011-05 (ASU 2011-05), “Comprehensive Income” was issued by FASB in June 2011. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of comprehensive income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but continuous statements. This standard eliminates the option to present the components of other comprehensive income as a part of the statement of changes in stockholders’ equity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 31, 2011. The implementation of this standard will only change the presentation of comprehensive income; it will not have an impact on the Company’s financial position or its results of operations. ASU 2011-12 was issued by FASB in December 2011. ASU 2011-12 defers the requirement to present reclassification adjustments for each component of OCI in both net income and OCI and the face of the financial statements until fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The other requirements of ASU 2011-05 were not affected by ASU 2011-12.

Results of Operations

Comparison of 2011 to 2010 – The Net Loss decreased $8.1 million from $11.9 million in 2010 to $3.8 million in 2011 mainly due to the decrease of $6.7 million in the Provision for Loan Losses and the decrease of $2.7 million in federal income tax expense. The primary source of earnings for the Bank is its net interest income, which decreased $1.7 million, or 4.6% compared to 2010. Net interest income decreased as the net interest margin decreased from 3.10% to 3.07% and the average earning assets decreased $41.6 million, or 3.5%. Earning assets decreased due to the continued low loan demand and Management’s efforts to improve the Bank’s capital ratios by reducing its assets. Interest income decreased $7.0 million during 2011 as the yield on earnings assets decreased from 4.77% to 4.33%, while the amount of earning assets decreased slightly from $1.19 billion to $1.14 billion. Interest expense decreased $5.3 million compared to 2010 as the average amount of interest bearing liabilities decreased $58.5 million and the cost of the interest bearing liabilities decreased from 1.85% in 2010 to 1.43% in 2011. The decrease in the average cost of funds was due to the historically low level of market interest rates throughout the year and because most of the reduction in the outstanding balances of interest bearing liabilities occurred in reduction in the balances of higher cost borrowed funds.

The Provision for Loan Losses decreased 32.7% from $20.5 million in 2010 to $13.8 million in 2011 as the amount of net charge offs decreased from $23.3 million in 2010 to $14.2 million in 2011. The slowly improving economic conditions and continued high credit standards and collection efforts contributed to the decrease in charge offs. The net charge offs exceeded the provision by $358,000, causing a decrease of that amount in our Allowance for Loan Losses. Due to the decrease in the size of the portfolio, the Allowance as a percent of loans increased from 2.82% as of December 31, 2010 to 3.07% as of December 31, 2011.

Other Income decreased 6.2% from $19.4 million in 2010 to $18.2 million in 2011. Service charges and other fees decreased $603,000, or 11.4% as NSF fee income decreased due to lower overdraft activity. Security gains decreased $2.2 million due to the large amount of gains on sales of securities in 2010 that were the result of selling investments to pay off Federal Home Loan Bank advances. The gains recorded in 2011 were primarily the result of bonds owned at discounts being called at par. Mortgage loan origination income decreased 32.8% from 2010 as the weak real estate market conditions had a negative impact on the amount of sales and refinance activity. Income from Bank Owned Life Insurance increased $1.7 million, or 85.5%, due to the proceeds of a death claim for one of our directors in 2011. Other non-interest income increased 6.6% due to an increase in ATM and debit card interchange income.

Other expenses decreased $1.7 million, or 3.7% in 2011 compared to 2010. Salaries and benefits expense increased $369,000, or 1.9% as small reductions in salaries and retirement benefits were offset by increases in insurance costs and payroll taxes. Occupancy expense increased 8.2% as property taxes, utilities, and maintenance expenses all increased. The increase in maintenance expense includes an accrual of $340,000 for additional environmental cleanup costs at our Temperance branch location. Equipment expense decreased $229,000, or 7.2%, due to lower depreciation and maintenance costs. Professional fees increased 14.9% from $2.1 million in 2010 to $2.5 million in 2011 as legal fees increased due to collection activity and accounting fees increased due to IRS audit assistance costs. Expenses and losses on Other Real Estate Owned decreased $661,000, or 10.4% as the decline in real estate values slowed, decreasing the need to write down our properties. Maintenance, insurance, and property tax costs on OREO properties also decreased. Debt prepayment penalty expense decreased $2.5 million, or 100% due to the one time cost associated with prepaying Federal Home Loan Bank advances in 2010. Death benefit obligation expense increased $1.6 million due to the accrual of a death benefit payable to the beneficiary of one of our board members in 2011.

The Company’s net loss for 2011, before provision for income taxes, was $3.3 million, a decrease of $5.4 million compared to the pretax loss of $8.7 million in 2010. In 2010 we recorded a tax expense of $3.2 million to increase the valuation allowance to 100% of our deferred tax assets. In 2011 we recorded a tax expense of $500,000 for an estimated adjustment to our 2009 tax return resulting from our ongoing IRS exam. The exam is on going and this estimate is based on the information currently available. The net loss in 2011 was $3.8 million, an improvement of $8.1 million compared to the loss of $11.9 million in 2010.

Comparison of 2010 to 2009 – The Net Loss decreased from $34.2 million in 2009 to $11.9 million in 2010 due to significant decreases in the Provision for Loan Losses and non interest expenses. In addition, the Corporation experienced Other Than Temporary Impairment charges in its investment portfolio in 2009, which caused the non interest income to increase in 2010. The net interest income decreased $4.2 million, or 10.2% compared to 2009. Net interest income decreased even though the net interest margin improved from 3.06% to 3.10% because the average earning assets decreased $154.3 million, or 11.5%. The main reason for the decrease in earning assets and the improvement in the net interest margin was the retirement of $115.0 million of high cost borrowings from the Federal Home Loan Bank of Indianapolis in May, 2010. Economic conditions began to slowly improve in southeast Michigan, but loan demand remained weak and total loans decreased $96.1 million, or 11.3% during 2010. The low loan demand and some investment securities sales enabled the Bank to decrease the amount of the Bank’s funding from higher cost borrowings, which decreased our cost of funds, resulting in the increase in the net interest margin. Interest income decreased $14.4 million during 2010 as the yield on earnings assets decreased from 5.30% to 4.77%, while the amount of earning assets decreased from $1.34 billion to $1.19 billion. Interest expense decreased $10.2 million compared to 2009 as the average amount of interest bearing liabilities decreased $138.5 million and the cost of the interest bearing liabilities decreased from 2.48% in 2009 to 1.85% in 2010. The decrease in the average cost of funds was due to the historically low level of market interest rates throughout the year and because most of the reduction in the outstanding balances of interest bearing liabilities occurred in reduction in the balances of higher cost borrowed funds.

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

The Company’s net loss for 2010, before the provision for income taxes was $8.7 million, a decrease of $25.6 million from the reported pre tax loss of $34.3 million in 2009. In 2009, we established a valuation allowance of $13.8 million against our $17 million Deferred Tax Asset (DTA), and as a result, only recorded a tax benefit of $102,000 on our pre tax loss of $34.3 million. In 2010, we decided to record a tax expense of $3.2 million to increase the DTA valuation allowance to the full amount of the DTA. This resulted in a net loss of $11.9 million in 2010, compared to a net loss of $34.2 million in 2009.

Earnings for the Bank are usually highly reflective of the Net Interest Income. Economic conditions deteriorated rapidly in 2008, and the Federal Open Market Committee (FOMC) of the Federal Reserve lowered the fed funds rate target to 0-0.25%, where it has remained. The yield curve shape became steeply, positively sloped in 2009 and through 2010. The Fed extended its quantitative easing program in 2010 and 2011 in an attempt to keep longer term market rates low and encourage borrowing and fight deflation. This removed some of the slope from the yield curve. Loan and investment yields follow long term market yields, and the yield on our loans decreased from 5.84% in 2009 to 5.70% in 2010 and 5.53% in 2011. The yields on our investment securities also decreased each year, from 4.15% in 2009 to 2.78% in 2010 and 2.30% in 2011. In the current environment of historically low interest rates, we have been reinvesting our investment portfolio cash flow into shorter maturity securities and maintaining large cash reserves, which contributed to the decline in the investment yield in 2010 and 2011. Funding costs are more closely tied to the short term rates, and the average cost of our deposits decreased from 1.70% in 2009 to 1.28% in 2010 and to 1.04% in 2011. Borrowed funds costs are primarily based on the 3 month LIBOR, which also decreased sharply in 2009 before leveling off in 2010 and rising late in 2011. As a result our average cost of borrowed funds decreased from 4.30% in 2009 to 3.52% in 2010 and to 2.76% in 2011. This caused our net interest margin to increase slightly from 3.06% in 2009 to 3.10% in 2010 before decreasing slightly to 3.07% in 2011. The average cost of interest bearing deposits was 1.22%, 1.49%, and 1.94%, for 2011, 2010, and 2009, respectively. The following table shows selected financial ratios for the same three years.

	2011	2010	2009
Return on Average Assets	-0.30%	-0.92%	-2.36%
Return on Average Equity	-5.11%	-14.06%	-29.53%
Dividend Payout Ratio	0.00%	0.00%	-0.95%
Average Equity to Average Assets	5.84%	6.54%	8.00%

Balance Sheet Activity – Due to the poor asset quality and the losses recorded in 2009 and 2010, the Bank faced increased regulatory scrutiny, including a requirement to increase its capital ratios. In 2010, the Corporation continued to focus its balance sheet strategy on restricting asset growth and actively managing capital. During the year, assets decreased $124.0 million, or 9.0% as the Bank used loan maturities and investment sales to fund the prepayment of Federal Home Loan Bank advances. This balance sheet strategy continued throughout 2011, with assets decreasing another $21.4 million, or 1.7%, and total borrowed funds decreasing 11.5% from $143.5 million to $127.0 million. The investment portfolio primarily consists of mortgage backed securities issued by GNMA, and debt securities issued by U.S government agencies and states and political subdivisions. During 2011, as economic conditions began to improve nationally, we purchased a small amount of intermediate term corporate debt securities. We also continued to hold three pooled trust preferred securities issued by banks and insurance companies. Due to the lack of an active market for pooled trust preferred collateralized debt obligations (TruP CDOs), we utilize an independent third party to value that portion of our investment portfolio. Based on these third party valuations, the values of these securities are significantly below our cost. The fair values of each of the three trust preferred CDOs improved during 2010 and 2011, and no Other Than Temporary Impairment has been recognized since 2009. Our loan portfolio decreased $73.4 million as the slowly recovering economic conditions have not resulted in an increase in local loan demand. The largest decreases in the loan portfolio were in construction real estate loans, down $22.9 million, or 49.4%, and commercial and residential real estate loans, which decreased 5.0% and 5.1%, respectively. The soft real estate market and the high amount of charge offs in these areas contributed to their declines. We expect the loan portfolio to continue to decrease in the first quarter of 2012 before stabilizing and then beginning to increase before the end of 2012. Deposits decreased $9.6 million, or 0.9%, to $1.022 billion in 2011. We continued to allow our brokered certificates of deposit to mature without being renewed and replaced that funding with in market deposit growth. We reduced our total brokered CDs from $47.0 million at December 31, 2010 to $24.0 million at December 31, 2011. The mix of deposits changed during 2011 as the low interest rate environment caused many customers to put their maturing certificate of deposits into checking and savings accounts. We also did not replace our maturing FHLB advances and repurchase agreements in 2011, bringing the total amount of non deposit funding down from $143.5 million at December 31, 2010 to $127.0 million at December 31, 2011. This change in the funding structure, along with the decrease in interest rates, contributed to the decrease in interest expense in 2011.

Asset Quality - The Corporation uses an internal loan classification system as a means of tracking and reporting problem and potential problem credit assets. Loans that are rated one to four are considered “pass” or high quality credits, loans rated five are “watch” credits, and loans rated six and higher are “problem assets”, which includes non performing loans. Non performing assets include all loans that are 90 days or more past due, non accrual loans, Other Real Estate Owned (OREO), and Troubled Debt Restructurings (TDRs). Asset quality began to weaken in 2007 and problem assets increased to $157.8 million, or 12.5% of total assets at December 31, 2010. Throughout 2011, economic conditions nationally and in southeast Michigan improved moderately. Although unemployment remains high and property values have not begun to recover, problem assets decreased to $136.8 million, or 11.0% of total assets at December 31, 2011.

The Corporation monitors the Allowance for Loan and Lease Losses (ALLL) and the values of the OREO each quarter, making adjustments when necessary. We believe that the ALLL adequately provides for the losses in the portfolio and that the reported OREO value is accurate as of December 31, 2011. We expect the recovery of the local economic environment to continue to slowly along with the rest of the country in 2012. This may result in continued high unemployment and low property values in our market area. However, loans that were 30-89 days past due decreased from $27.9 million, or 3.70% of loans, as of December 31, 2010 to $15.6 million, or 2.29% of loans as of December 31, 2011. Delinquency is one of the indications of potential problems with a loan, and this second consecutive decrease in early delinquencies may be an indication that the problem asset level will continue to improve in 2012. We also expect the provision for loan losses to improve again in 2012, although it is still expected to remain above our normal levels.

Cash Flow – Cash flows provided by operations decreased compared to 2010 as the impact of the smaller loss and the increase in interest payables and other liabilities was offset by the smaller decrease in interest receivable and other assets and the change in the deferred tax asset. The increase in other liabilities was primarily due to the accrual of a death benefit payable of $1.6 million. Cash flows provided by investing activities decreased $108.4 million from 2010 to 2011 due to the large amount of securities sold in 2010 to repay Federal Home Loan Bank Advances. Cash used for financing activity decreased from $113.5 million in 2010 to $26.0 million in 2011 primarily due to a decrease in the amount of borrowed funds that were repaid. Total cash and cash equivalents decreased $10.3 million in 2011 as the Corporation moved a portion of its cash held at the Federal Reserve into investment securities.

Liquidity and Capital - The Corporation has maintained sufficient liquidity to allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, a Federal funds line that has been established with a correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. The Federal Reserve Bank discount window, which also allows us to pledge securities and loans as collateral for borrowings, is only available to us under the secondary credit program, and therefore is no longer part of our liquidity planning process. As of December 31, 2011, the Bank utilized $107 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and none of its $25 million federal funds line with its correspondent bank.

Total stockholders’ equity of the Corporation was $75.7 million at December 31, 2011 and $74.0 million at December 31, 2010. The stockholders’ equity increased $1.7 million during the year, the ratio of equity to assets increased from 5.9% as of December 31, 2010 to 6.1% as of December 31, 2011. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These regulatory standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be “well capitalized” if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, the Leverage Capital Ratio is at least 5%, and the Bank is not subject to any written agreements or order issued by the FDIC pursuant to Section 8 of the Federal Deposit Insurance Act.

The following table summarizes the capital ratios of the Corporation:

	December 31, 2011	December 31, 2010	Minimum to be Well Capitalized
Tier 1 Leverage Ratio	6.07%	6.24%	5%
Tier 1 Risk based Capital	9.21%	8.97%	6%
Total Risk Based Capital	10.48%	10.24%	10%

At December 31, 2011 and December 31, 2010, the Bank exceeded the minimum ratios to be considered “well capitalized”. However, since July 22, 2010 the Bank has been operating under a Consent Order with the FDIC, and as of December 31, 2011 and December 31, 2010, the Bank was considered to be “Adequately Capitalized” under the regulatory standards. As an “Adequately Capitalized” institution, the Bank is not allowed to issue new brokered certificates of deposit or to replace maturing brokered certificates of deposit without a waiver from the FDIC. The Bank maintains a high level of liquidity and its balance sheet management strategy involves reducing the use of out of market funding, so the capital classification does not have an impact on the Bank’s operations. The Consent Order from the FDIC is a written agreement the Bank has with its regulators requiring, among other things, improvement in our capital ratios and asset quality. As a part of this written agreement, the Bank agreed to take certain actions to improve the Bank's credit administration and developed a written plan to target a minimum Tier 1 Leverage Capital ratio of 9% and a Total Risked Based Capital ratio of 12%. The Bank’s Tier 1 Leverage Capital ratio decreased from 6.17% at December 31, 2010 to 6.03% at December 31, 2011. The Total Risk Based Capital ratio increased from 10.15% at December 31, 2010 to 10.42% at December 31, 2011. In response to the Consent Order, the Company commenced a Private Placement Memorandum (PPM) offering of debt and equity securities in the third quarter of 2010. The offering was terminated on March 31, 2011. The PPM offering raised $1.4 million, of which $1.2 million was invested in the stock of the Bank. The Company does not expect to attain the 9% Tier 1 Leverage Ratio or the 12% Total Risk Based capital ratio targets set forth in the Consent Order during 2012 without additional new capital. In 2011 the shareholders approved an amendment to the Articles of Incorporation to increase the number of common shares authorized. In light of continued softness in the market for capital offerings for community banking organizations and the recent improvement in asset quality and earnings, the Board of Directors will evaluate the appropriateness and the timing of any future capital offering based on improved market conditions and the Company’s needs.

The following table shows the investment portfolio for the last three years (000s omitted).

	Held to Maturity
	December 31, 2011		December 31, 2010		December 31, 2009
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agency and corporation obligations	$-	$-	$-	$-	$-	$-

Mortgage Backed Securities issued by U.S. Government Agencies	-	-	6	6	6	6

Securities issued by states and political subdivisions in the U.S.	35,364	35,812	23,798	23,836	36,427	36,411

Total	$35,364	$35,812	$23,804	$23,842	$36,433	$36,417

Pledged securities	$1,111	$1,125	$4,502	$4,544	$5,089	$5,129

	Available for Sale
	December 31, 2011		December 31, 2010		December 31, 2009
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agency and corporation obligations (excluding mortgage-backed securities)	$161,483	$165,532	$127,065	$127,291	$104,353	$102,892

Mortgage Backed Securities issued by U.S. Government Agencies	156,883	160,168	139,708	139,744	152,130	151,736

Securities issued by states and political subdivisions in the U.S.	14,616	15,178	14,881	14,725	35,117	35,637

Trust Preferred CDO Securities	9,542	5,467	9,563	5,188	13,485	7,215

Corporate Debt Securities	6,070	5,979	-	-	8,383	7,509

Other domestic securities (debt and equity)	2,567	2,575	2,553	2,417	2,553	2,357

Total	$351,161	$354,899	$293,770	$289,365	$316,021	$307,346

Pledged securities	$131,616	$137,220	$139,278	$140,031	$232,220	$231,182

The following table shows average daily balances, interest income or expense amounts, and the resulting average rates for interest earning assets and interest bearing liabilities for the last three years. Also shown are the net interest income, total interest rate spread, and the net interest margin for the same periods.

	Years Ended December 31,
	2011			2010			2009
	Average	Interest		Average	Interest		Average	Interest
	Daily	Earned	Average	Daily	Earned	Average	Daily	Earned	Average
(Dollars in Thousands)	Balance	or Paid	Yield	Balance	or Paid	Yield	Balance	or Paid	Yield
Investments
Interest Bearing Balances Due From Banks	$58,558	$151	0.26%	$49,972	$131	0.26%	$30,161	$89	0.30%
Obligations of US Government Agencies	304,422	7,722	2.54%	258,859	7,888	3.05%	283,030	12,572	4.44%
Obligations of States & Political Subdivisions[1]	43,235	1,542	3.57%	48,614	1,955	4.02%	82,523	3,358	4.07%
Other Securities	20,720	433	2.09%	22,405	602	2.69%	39,549	2,076	5.25%
Total Investments	426,935	9,848	2.31%	379,850	10,576	2.78%	435,263	18,095	4.16%

Loans
Commercial	495,581	27,380	5.52%	554,474	31,384	5.66%	619,198	35,217	5.69%
Mortgage	204,311	10,469	5.12%	171,417	9,021	5.26%	192,881	10,944	5.67%
Consumer	17,880	1,863	10.42%	80,702	5,605	6.95%	93,274	6,748	7.23%
Total Loans[2]	717,772	39,712	5.53%	806,593	46,010	5.70%	905,353	52,909	5.84%

Federal Funds Sold	41	-	n/a	-	-	n/a	-	-	n/a
Total Interest Earning Assets	1,144,748	49,560	4.33%	1,186,443	56,586	4.77%	1,340,616	71,004	5.30%

Cash & Non Interest Bearing Due From Banks	18,207			17,239			17,748
Interest Receivable and Other Assets	86,614			100,620			105,067
Total Assets	$1,249,569			$1,304,302			$1,463,431

Savings Accounts	$121,378	$219	0.18%	$114,657	$300	0.26%	$106,446	$343	0.32%
NOW Accounts	109,587	266	0.24%	103,236	545	0.53%	92,544	637	0.69%
Money Market Deposits	267,650	758	0.28%	266,139	983	0.37%	279,329	1,962	0.70%
Certificates of Deposit	376,806	9,455	2.51%	395,887	11,266	2.85%	450,056	15,044	3.34%
Fed Funds Purch & Other Borrowings	135	11	8.50%	3	-	0.00%	381	1	0.26%
Repurchase Agreements	23,918	1,101	4.60%	30,000	1,388	4.63%	30,000	1,388	4.63%
FHLB Advances	111,197	2,623	2.36%	159,185	5,276	3.31%	248,837	10,614	4.27%
Total Interest Bearing Liabilities	1,010,671	14,433	1.43%	1,069,107	19,758	1.85%	1,207,593	29,989	2.48%

Non-interest Bearing Deposits	155,504			141,409			129,789
Other Liabilities	10,370			9,998			11,490
Total Liabilities	1,176,545			1,220,514			1,348,872

Stockholders' Equity	73,024			83,788			114,559

Total Liabilities & Stockholders' Equity	$1,249,569			$1,304,302			$1,463,431

Net Interest Income		$35,127			$36,828			$41,015

Interest Rate Spread			2.90%			2.92%			2.82%

Net Interest Income as a percent of average earning assets			3.07%			3.10%			3.06%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities for the period indicated:

	Years Ended December 31,
	2011 versus 2010			2010 versus 2009			2009 versus 2008
	Changes due to			Changes due to			Changes due to
	increased (decreased)			increased (decreased)			increased (decreased)
(Dollars in Thousands)	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net
Interest Income
Investments
Interest Bearing Balances
Due From Banks	$(3)	$23	$20	$(16)	$59	$43	$(169)	$229	$60
Obligations of US
Government Agencies	(1,555)	1,388	(167)	(3,610)	(1,074)	(4,684)	(1,949)	(1,552)	(3,501)
Obligations of States &
Political Subdivisions	(196)	(216)	(412)	(23)	(1,380)	(1,403)	(282)	250	(32)
Other Securities	(124)	(45)	(169)	(574)	(901)	(1,475)	(293)	(534)	(827)
Total Investments	(1,878)	1,150	(728)	(4,223)	(3,296)	(7,519)	(2,693)	(1,607)	(4,300)

Loans
Commercial	(668)	(3,336)	(4,004)	(153)	(3,680)	(3,833)	(3,355)	(3,185)	(6,540)
Mortgage	(283)	1,731	1,448	(705)	(1,218)	(1,923)	(678)	(1,057)	(1,735)
Consumer	621	(4,363)	(3,742)	(233)	(910)	(1,143)	(552)	(736)	(1,288)
Total Loans	(330)	(5,968)	(6,298)	(1,091)	(5,808)	(6,899)	(4,585)	(4,978)	(9,563)

Federal Funds Sold	-	-	-	-	-	-	-	(36)	(36)
Total Interest Income	(2,208)	(4,818)	(7,026)	(5,314)	(9,104)	(14,418)	(7,278)	(6,621)	(13,899)

Interest Expense
Savings Accounts	(99)	18	(81)	(69)	26	(43)	139	21	160
NOW Accounts	(313)	34	(279)	(166)	74	(92)	(117)	86	(31)
Money Market Deposits	(230)	5	(225)	(886)	(93)	(979)	(3,852)	(301)	(4,153)
Certificates of Deposit	(1,268)	(543)	(1,811)	(1,967)	(1,811)	(3,778)	(3,023)	(1,803)	(4,826)
Fed Funds Purch & Other Borrrowings	11	0	11	1	(1)	-	(8)	(457)	(465)
Repurchase agreements	(6)	(281)	(287)	-	-	-	6	(92)	(86)
FHLB Advances	(1,063)	(1,590)	(2,653)	(1,515)	(3,824)	(5,339)	(2,621)	(503)	(3,124)
Total Interest Expense	(2,968)	(2,357)	(5,325)	(4,602)	(5,629)	(10,231)	(9,476)	(3,049)	(12,525)

Net Interest Income	$760	$(2,461)	$(1,701)	$(712)	$(3,475)	$(4,187)	$2,198	$(3,572)	$(1,374)

For a variety of reasons, including volatile economic conditions, fluctuating interest rates, and large amounts of local municipal deposits, we have attempted, for the last several years, to maintain a liquid investment position. The percentage of securities held as Available for Sale was 90.9% as of December 31, 2011 and 92.4% as of December 31, 2010. The percentage of securities that mature within five years was 27.3% as of December 31, 2011 and 23.3% as of December 31, 2010. The following table presents the scheduled maturities for each of the investment categories, and the average yield on the amounts maturing. The yields presented for the Obligations of States and Political Subdivisions are not tax equivalent yields. The interest income on a portion of these securities is exempt from federal income tax. The Corporation’s statutory federal income tax rate was thirty-four percent in 2011.

	Maturing
	Within 1 year		1 - 5 years		5 - 10 Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in Thousands)
Obligations of US Government Agencies	$-	0.00%	$75,690	1.31%	$74,826	2.83%	$15,016	1.80%	$165,532	2.04%
Mortgage Backed Securities issued by US Gov't Agencies	-	0.00%	-	0.00%	-	0.00%	160,168	3.48%	160,168	3.48%
Obligations of States & Political Subdivisions	7,678	2.64%	17,063	2.79%	16,190	4.03%	9,611	3.79%	50,542	3.35%
Trust Preferred CDO Securities	-	0.00%	-	0.00%	-	0.00%	5,467	1.24%	5,467	1.24%
Corporate Debt Securities	-	0.00%	5,979	3.47%	-	0.00%	-	0.00%	5,979	3.47%
Other Securities	-	0.00%	-	0.00%	-	0.00%	2,575	0.00%	2,575	0.00%
Total	$7,678	2.64%	$98,732	1.70%	$91,016	3.04%	$192,837	3.26%	$390,263	2.80%

Our loan policies also reflect our awareness of the need for liquidity. We have short average terms for most of our loan portfolios, in particular real estate mortgages, the majority of which are normally written for five years or less. The following table shows the maturities or repricing opportunities (whichever is earlier) for the Bank’s interest earning assets and interest bearing liabilities at December 31, 2011. The repricing assumptions shown are consistent with those established by the Bank’s Asset and Liability Management Committee (ALCO). Savings accounts and interest bearing demand deposit accounts are non-maturing, variable rate deposits, which may reprice as often as daily, but are not included in the zero to six month category because in actual practice, these deposits are only repriced if there is a large change in market interest rates. The effect of including these accounts in the zero to six-month category is depicted in a subsequent table. Money Market deposits are also non-maturing, variable rate deposits; however, these accounts are included in the zero to six-month category because they may get repriced following smaller changes in market rates.

	Assets/Liabilities at December 31, 2011, Maturing or Repricing in:
	0 - 6	6 - 12	1 - 2	2 - 5	Over 5	Total
(Dollars in Thousands)	Months	Months	Years	Years	Years	Amount
Interest Earning Assets
US Treas Secs & Obligations of US Gov't Agencies	$124,117	$42,843	$33,219	$54,758	$70,763	$325,700
Obligations of States & Political Subdivisions	16,064	4,924	4,550	13,375	11,629	50,542
Other Securities	8,021	4,000	-	2,000	-	14,021
Commercial Loans	149,697	36,344	93,162	144,414	3,141	426,758
Mortgage Loans	23,673	37,007	20,091	35,961	20,631	137,363
Consumer Loans	34,417	6,116	6,951	13,307	3,497	64,288
Intereset Bearing DFB	57,794	-	-	-	-	57,794
Total Interest Earning Assets	$413,783	$131,234	$157,973	$263,815	$109,661	$1,076,466

Interest Bearing Liabilities
Savings Deposits	$283,201	$-	$-	$-	$-	$283,201
Other Time Deposits	109,861	52,025	81,734	87,831	1,438	332,889
FHLB Advances	107,000	-	-	-	-	107,000
Repurchase Agreements	-	-	5,000	15,000	-	20,000
Notes Payable	-	-	-	135	-	135
Total Interest Bearing Liabilities	$500,062	$52,025	$86,734	$102,966	$1,438	$743,225

Gap	$(86,279)	$79,209	$71,239	$160,849	$108,223	$333,241
Cumulative Gap	$(86,279)	$(7,070)	$64,169	$225,018	$333,241	$333,241

Sensitivity Ratio	0.83	2.52	1.82	2.56	76.26	1.45
Cumulative Sensitivity Ratio	0.83	0.99	1.10	1.30	1.45	1.45

If savings and interest bearing demand deposit accounts were included in the zero to six months category, the Bank’s gap would be as shown in the following table:

	Assets/Liabilities at December 31, 2011, Maturing or Repricing in:
	0-6	6-12	1-2	2-5	Over 5
	Months	Months	Years	Years	Years	Total
Total Interest Earning Assets	$413,783	$131,234	$157,973	$263,815	$109,661	$1,076,466
Total Interest Bearing Liabilities	$741,430	$52,025	$86,734	$102,966	$1,438	$984,593

Gap	$(327,647)	$79,209	$71,239	$160,849	$108,223	$91,873
Cumulative Gap	$(327,647)	$(248,438)	$(177,199)	$(16,350)	$91,873	$91,873

Sensitivity Ratio	0.56	2.52	1.82	2.56	76.26	1.09
Cumulative Sensitivity Ratio	0.56	0.69	0.80	0.98	1.09	1.09

The amount of loans due after one year with floating interest rates is $172,341,000.

The following table shows the remaining maturity for Certificates of Deposit with balances of $100,000 or more as of December 31 (000s omitted):

	Years Ended December 31,
(Dollars in Thousands)	2011	2010	2009
Maturing Within
3 Months	$18,623	$20,057	$31,376
3 - 6 Months	19,673	8,695	12,039
6 - 12 Months	17,816	35,719	13,637
Over 12 Months	56,231	59,266	60,507
Total	$112,343	$123,737	$117,559

For 2012, we expect the FOMC to keep the fed funds target rate between zero and one-quarter percent all year. Other factors in the economic environment, such as high unemployment and low real estate values, will continue to improve, and opportunities for lending activity will increase in 2012. In the near term, our focus will continue to be on controlling our asset quality, improving our capital position, and maintaining a high level of liquidity while pursuing new lending opportunities. Both the Consent Order entered into by the Bank with the FDIC in July, 2010, and the Bank’s internal capital policy require maintaining higher levels of capital than the federal banking regulators require in order to have a regulatory capital classification of “well capitalized.” Based on our earnings expectations and our current capital levels, we will need to raise capital from external sources in order to reach our targeted level of capital. We expect the total asset level to stabilize in 2012, but we plan to continue to reduce our use of non core funding as brokered CDs, FHLB borrowings, and repurchase agreements mature. Due to the stable balance sheet and interest rate environment, we do not expect a significant change in our net interest income in 2012.

In 2011 our provision for loan losses was significantly less than in 2010, due to a decrease in actual losses recognized and a decrease in the amount of Allowance for Loan Losses required. We believe that our Allowance for Loan Losses provides adequate coverage for the losses in our portfolio, and because we expect asset quality to continue to improve in 2012, we expect that we will be able to maintain the adequacy of the allowance while recording a provision for loan losses expense that is less than our net charge offs in 2012. We also expect the net charge offs to be lower in 2012 due to the improvements in the asset quality and the economic environment.

We anticipate that non interest income will decrease significantly due to a reduction in the gains on sales of investment securities and due to the life insurance proceeds received in 2011. We expect non-interest expenses to decrease due to lower losses on OREO sales and write downs, and lower OREO holding costs. Non interest expenses will also decrease due to the death benefit expense recorded in 2011.

The following table shows the loan portfolio for the last five years (000s omitted).

	Book Value at December 31,
	2011	2010	2009	2008	2007
Domestic Loans:
Agriculture and Agricultural Real Estate	$15,931	$20,453	$17,470	$20,222	$15,773
Commercial and industrial	63,762	76,783	93,865	109,337	107,156
Commercial Real Estate	307,075	323,351	351,027	352,934	357,622
Construction Real Estate	23,423	46,310	64,520	98,104	149,271
Residential Real Estate	255,555	269,153	299,287	329,836	329,280
Consumer and Other	13,729	16,837	22,810	30,515	41,726

Total loans and leases, net of unearned income	$679,475	$752,887	$848,979	$940,948	$1,000,828

Nonaccrual loans	$51,066	$67,581	$56,938	$47,872	$30,459
Loans 90 days or more past due and accruing	$20	$4	$20	$93	$102
Troubled debt restructurings	$24,774	$14,098	$29,102	$5,811	$3,367

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if principal or interest is considered doubtful. Interest paid on nonaccrual loans is applied to the principal balance outstanding, so no interest income was recognized on nonaccrual loans in 2011. If the nonaccrual loans outstanding as of December 31, 2011 had been current in accordance with their original terms, the Bank would have recorded $3,545,000 in gross interest income on those loans during 2011.

The following is an analysis of the transactions in the allowance for loan losses:

	Years Ended December 31,
(Dollars in Thousands)	2011	2010	2009	2008	2007
Balance Beginning of Period	$21,223	$24,063	$18,528	$20,222	$13,764

Loans Charged Off (Domestic)
Agriculture and Agricultural Real Estate	-	-	932	-	-
Commercial	1,893	2,907	6,186	7,591	1,052
Commercial Real Estate	7,456	10,024	6,362	4,639	258
Construction Real Estate	2,177	5,303	8,858	4,162	2,131
Residential Real Estate	4,097	5,370	9,021	3,235	1,895
Consumer and Other	249	951	635	1,021	1,050
Recoveries (Domestic)
Agriculture and Agricultural Real Estate	1	1	-	-	-
Commercial	376	219	607	201	731
Commercial Real Estate	324	295	241	117	-
Construction Real Estate	81	22	126	81	7
Residential Real Estate	689	119	227	52	41
Consumer and Other	243	559	328	503	658
Net Loans Charged Off	14,158	23,340	30,465	19,694	4,949
Provision Charged to Operations	13,800	20,500	36,000	18,000	11,407
Balance End of Period	$20,865	$21,223	$24,063	$18,528	$20,222

Ratio of Net Loans Charged Off to Average Total Loans Outstanding	1.97%	2.89%	3.36%	2.00%	0.49%

The following analysis shows the allocation of the allowance for loan losses:

	Years Ended December 31,
	2011		2010		2009		2008		2007
	$	% of loans	$	% of loans	$	% of loans	$	% of loans	$	% of loans
(Dollars in Thousands)	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans
Balance at end of period applicable to:
Domestic
Agriculture and Agricultural Real Estate	$64	2.3%	$77	2.7%	$142	2.1%	$43	2.1%	$143	1.6%
Commercial	2,184	9.4%	3,875	10.2%	6,360	11.0%	3,428	11.6%	2,293	10.7%
Commercial Real Estate	9,351	45.2%	9,040	43.0%	8,331	41.3%	6,481	37.6%	8,985	35.6%
Construction Real Estate	2,632	3.4%	3,285	6.1%	2,351	7.6%	2,915	10.4%	3,610	14.9%
Residential Real Estate	6,227	37.7%	4,596	35.8%	6,382	35.3%	5,192	35.1%	4,633	33.0%
Consumer and Other	407	2.0%	350	2.2%	497	2.7%	469	3.2%	558	4.2%
Foreign	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total	$20,865	100.0%	$21,223	100.0%	$24,063	100.0%	$18,528	100.0%	$20,222	100.0%

Each period the provision for loan losses in the statement of operations results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses.

To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank’s customers, the payment performance of individual loans and pools of homogeneous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price. Year-end nonperforming assets, which include nonaccrual loans, loans ninety days or more past due, renegotiated debt, nonaccrual securities, and other real estate owned, decreased $8.9 million, or 8.5%, from 2010 to 2011. Nonperforming assets as a percent of total assets at year-end decreased from 8.3% in 2010 to 7.7% in 2011. The Allowance for Loan Losses as a percent of nonperforming loans at year-end increased from 26.0% in 2010 to 27.6% in 2011.

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

Contractual Obligations – The following table shows the Corporation’s contractual obligations.

	Payment Due by Period
		Less than	1 - 3	3 - 5	Over 5
(Dollars in Thousands)	Total	1 year	Years	Years	Years
Long Term Debt Obligations	$127,135	$5,000	$107,000	$15,135	$-
Operating Lease Obligations	541	197	294	41	9
Salary Continuation Obligations	969	58	116	172	623
Total Contractual Obligations	$128,645	$5,255	$107,410	$15,348	$632

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

Each month, ALCO, which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank’s net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of gradual increases or decreases of 100, 200, and 300 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of December 31, 2011 and 2010.

	Base	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Year-End 2011 12 Month Projection
Interest Income	$43,874	$45,412	$47,017	$48,612	$42,603	$41,528	$40,568
Interest Expense	10,672	11,388	12,110	12,825	10,295	10,239	10,224
Net Interest Income	$33,202	$34,024	$34,907	$35,787	$32,308	$31,289	$30,344

Percent Change From Base Projection		2.5%	5.1%	7.8%	-2.7%	-5.8%	-8.6%
ALCO Policy Limit (+/-)		5.0%	7.5%	10.0%	5.0%	7.5%	10.0%

	Base	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Year-End 2010 12 Month Projection
Interest Income	$49,729	$51,198	$52,857	$54,578	$48,599	$47,212	$46,000
Interest Expense	15,040	15,876	16,714	17,544	14,710	14,642	14,621
Net Interest Income	$34,689	$35,322	$36,143	$37,034	$33,889	$32,570	$31,379

Percent Change From Base Projection		1.8%	4.2%	6.8%	-2.3%	-6.1%	-9.5%
ALCO Policy Limit (+/-)		5.0%	7.5%	10.0%	5.0%	7.5%	10.0%

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. At December 31, 2011, the estimated variability of the net interest income under all rate scenarios was within the policy guidelines. Throughout 2011, the estimated variability of the net interest income was within the Bank’s established policy limits in the all rate scenarios analyzed.

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

	Fair Value at December 31, 2011
	Rates
(Dollars in Millions)	Base	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Assets	$1,287,604	$1,264,804	$1,237,865	$1,210,356	$1,300,320	$1,308,426	$1,314,349
Liabilities	1,160,071	1,139,208	1,118,984	1,099,378	1,179,618	1,182,183	1,182,183
Stockholders' Equity	$127,533	$125,596	$118,881	$110,978	$120,702	$126,243	$132,166

Change in Equity		-1.5%	-6.8%	-13.0%	-5.4%	-1.0%	3.6%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	10.0%	20.0%	30.0%

	Fair Value at December 31, 2010
	Rates
(Dollars in Millions)	Base	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Assets	$1,287,184	$1,264,426	$1,240,767	$1,217,684	$1,303,459	$1,314,582	$1,324,861
Liabilities	1,179,170	1,156,858	1,135,273	1,114,385	1,200,001	1,214,896	1,217,227
Stockholders' Equity	$108,014	$107,568	$105,494	$103,299	$103,458	$99,686	$107,634

Change in Equity		-0.4%	-2.3%	-4.4%	-4.2%	-7.7%	-0.4%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	10.0%	20.0%	30.0%

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank’s equity, in its policy. Throughout 2011, the estimated variability of the economic value of equity was within the Bank’s established policy limits.

Item 8. Financial Statements and Supplementary Data

Financial Statements and Supplementary Data

See Pages 36 – 66.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

MBT Financial Corp. and Subsidiaries

Monroe, Michigan

We have audited the accompanying consolidated balance sheets of MBT Financial Corp. and Subsidiaries as of December 31, 2011 and December 31, 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. We have also audited the company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MBT Financial Corp. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, MBT Financial Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 20 to the consolidated financial statements, the Corporation has recurring losses from operations and its subsidiary bank is operating under a Consent Order with its primary regulator. Management’s plans in regards to these matters are also described in Note 20.

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan

March 14, 2012

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2011	2010

Assets
Cash and Cash Equivalents (Note 2)
Cash and due from banks
Non-interest bearing	$18,201	$13,789
Interest bearing	57,794	72,511
Total cash and cash equivalents	75,995	86,300

Securities - Held to Maturity (Note 3)	35,364	23,804
Securities - Available for Sale (Note 3)	354,899	289,365
Federal Home Loan Bank stock - at cost	10,605	11,831
Loans held for sale	1,035	973

Loans (Note 4)	679,475	752,887
Allowance for Loan Losses (Note 5)	(20,865)	(21,223)
Loans - Net	658,610	731,664

Accrued interest receivable and other assets (Note 11)	7,700	14,775
Other Real Estate Owned	16,650	19,432
Bank Owned Life Insurance (Note 9)	47,653	50,664
Premises and Equipment - Net (Note 6)	29,516	30,569
Total assets	$1,238,027	$1,259,377

Liabilities
Deposits:
Non-interest bearing	$164,852	$148,208
Interest-bearing (Note 7)	857,458	883,685
Total deposits	1,022,310	1,031,893

Federal Home Loan Bank advances (Note 8)	107,000	113,500
Securities sold under repurchase agreements (Note 8)	20,000	30,000
Interest payable and other liabilities (Note 9)	13,006	9,986
Total liabilities	1,162,316	1,185,379

Stockholders' Equity (Notes 10, 13 and 15)
Common stock (no par value; 50,000,000 and 30,000,000 shares authorized, 17,291,729 and 17,252,329 shares issued and outstanding)	2,099	2,146
Retained Earnings	72,735	76,497
Unearned Compensation	(87)	(187)
Accumulated other comprehensive income (loss)	964	(4,458)
Total stockholders' equity	75,711	73,998
Total liabilities and stockholders' equity	$1,238,027	$1,259,377

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations

	Years Ended December 31,
Dollars in thousands	2011	2010	2009

Interest Income
Interest and fees on loans	$39,712	$46,010	$52,909
Interest on investment securities-
Tax-exempt	1,415	1,936	3,358
Taxable	8,282	8,508	14,648
Interest on balances due from banks	151	132	89
Total interest income	49,560	56,586	71,004

Interest Expense
Interest on deposits (Note 7)	10,698	13,094	17,986
Interest on borrowed funds	3,735	6,664	12,003
Total interest expense	14,433	19,758	29,989

Net Interest Income	35,127	36,828	41,015
Provision For Loan Losses (Note 5)	13,800	20,500	36,000

Net Interest Income After
Provision For Loan Losses	21,327	16,328	5,015

Other Income
Wealth management income	3,919	4,049	3,762
Service charges and other fees	4,694	5,297	5,788
Net gain on sales of securities	1,084	3,260	7,421

Other Than Temporary Impairment losses on securities	-	-	(14,952)
Non credit related losses on securities not expected to be sold (recognized in other comprehensive income)	-	-	3,191
Net impairment losses	-	-	(11,761)

Origination fees on mortgage loans sold	482	718	473
Bank owned life insurance income	3,607	1,944	1,493
Other	4,444	4,168	3,304
Total other income	18,230	19,436	10,480

Other Expenses
Salaries and employee benefits (Notes 9 and 15)	19,475	19,106	20,740
Occupancy expense (Note 6)	3,103	2,867	3,260
Equipment expense	2,941	3,170	3,069
Marketing expense	849	991	1,034
Professional fees	2,477	2,155	1,563
Collection expense	233	377	750
Net loss on other real estate owned	3,561	3,699	10,533
Other real estate owned expense	2,108	2,630	1,437
FDIC insurance premium	2,947	3,130	2,876
Debt prepayment penalties	-	2,492	-
Death benefit obligation expense	1,639	-	-
Other	3,486	3,863	4,512
Total other expenses	42,819	44,480	49,774

Loss Before Provision For Income Taxes	(3,262)	(8,716)	(34,279)
Provision For (Benefit From) Income Taxes (Note 12)	500	3,183	(102)
Net Loss	$(3,762)	$(11,899)	$(34,177)

Basic Loss Per Common Share (Note 14)	$(0.22)	$(0.72)	$(2.11)

Diluted Loss Per Common Share (Note 14)	$(0.22)	$(0.72)	$(2.11)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2009	$321	$122,896	$-	$(2,240)	$120,977

Issuance of Common Stock (61,628 shares)
Restricted stock awards (15,000 shares)	45	-	-	-	45
Other stock issued (46,628 shares)	102	-	-	-	102
Equity Compensation	125	-	-	-	125
Dividends declared ($0.02 per share)	-	(323)	-	-	(323)

Comprehensive income:
Net loss	-	(34,177)	-	-	(34,177)
Change in net unrealized loss on securities available for sale - Net of tax effect of $4,437	-	-	-	(8,240)	(8,240)
Reclassification adjustment for losses included in net income - Net of tax effect of $(1,519)	-	-	-	2,821	2,821
Change in postretirement liability - Net of tax effect of $(234)	-	-	-	434	434
Total Comprehensive Loss					(39,162)

Balance - December 31, 2009	$593	$88,396	$-	$(7,225)	$81,764

Issuance of Common Stock (1,042,219 shares)
Restricted stock awards (120,000 shares)	186	-	(216)	-	(30)
Other stock issued (922,219 shares)	1,303	-	-	-	1,303
Equity compensation	64	-	29	-	93

Comprehensive income:
Net loss	-	(11,899)	-	-	(11,899)
Change in net unrealized loss on securities available for sale - Net of tax effect of $(2,669)	-	-	-	4,860	4,860
Reclassification adjustment for losses included in net income - Net of tax effect of $1,109	-	-	-	(2,151)	(2,151)
Change in postretirement liability - Net of tax effect of $(30)	-	-	-	58	58
Total Comprehensive Loss					(9,132)

Balance - December 31, 2010	$2,146	$76,497	$(187)	$(4,458)	$73,998

Issuance of Common Stock (39,400 shares)	54	-	-	-	54
Stock Offering Expense	(151)	-	-	-	(151)
Equity compensation	50	-	100	-	150

Comprehensive income:
Net loss	-	(3,762)	-	-	(3,762)
Change in net unrealized loss on securities available for sale - Net of tax effect of $(3,139)	-	-	-	6,088	6,088
Reclassification adjustment for losses included in net income - Net of tax effect of $368	-	-	-	(716)	(716)
Change in postretirement liability - Net of tax effect of $(26)	-	-	-	50	50
Total Comprehensive Income					1,660

Balance - December 31, 2011	$2,099	$72,735	$(87)	$964	$75,711

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
Dollars in thousands	2011	2010	2009

Cash Flows from Operating Activities
Net Loss	$(3,762)	$(11,899)	$(34,177)
Adjustments to reconcile net loss to net cash from operating activities
Provision for loan losses	13,800	20,500	36,000
Depreciation	2,021	2,122	2,228
(Increase) decrease in net deferred federal income tax asset	(497)	3,183	7,087
Net amortization of investment premium and discount	1,137	1,300	555
Writedowns on other real estate owned	3,733	3,729	7,917
Net increase (decrease) in interest payable and other liabilities	1,457	(1,375)	(1,863)
Net (increase) decrease in interest receivable and other assets	4,130	12,564	(7,541)
Equity based compensation expense	150	93	125
Net gain on sale/settlement of securities	(1,084)	(3,260)	(7,421)
Net gain on life insurance claims	(385)	-	-
Other Than Temporary Impairment of investment securities	-	-	11,761
Increase in cash surrender value of life insurance	(1,583)	(1,944)	(1,593)
Net cash provided by (used for) operating activities	$19,117	$25,013	$13,078

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$11,721	$14,070	$31,583
Proceeds from maturities and redemptions of investment securities available for sale	138,264	69,302	150,050
Proceeds from sales of investment securities held to maturity	-	150	-
Proceeds from sales of investment securities available for sale	10,365	162,252	289,274
Net decrease in loans	48,097	60,079	42,797
Proceeds from sales of other real estate owned	10,428	6,653	8,211
Proceeds from sales of other assets	210	1,300	215
Purchase of investment securities held to maturity	(23,281)	(1,582)	(21,170)
Purchase of bank owned life insurance	(62)	(1,222)	(1,439)
Proceeds from surrender of bank owned life insurance	3,654	455	568
Proceeds from bank owned life insurance claims	3,026	-	-
Purchase of investment securities available for sale	(204,847)	(206,108)	(353,471)
Purchase of bank premises and equipment	(968)	(318)	(1,819)
Net cash provided by investing activities	$(3,393)	$105,031	$144,799

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$(9,583)	$102	$(104,287)
Proceeds from issuance of long term debt	-	135	-
Repayment of Federal Home Loan Bank borrowings	(6,500)	(115,000)	(33,000)
Repayment of repurchase agreements	(10,000)	-	-
Issuance of common stock	54	1,273	147
Dividends paid	-	-	(1,777)
Net cash used for financing activities	$(26,029)	$(113,490)	$(138,917)

Net Increase (Decrease) in Cash and Cash Equivalents	$(10,305)	$16,554	$18,960

Cash and Cash Equivalents at Beginning of Year (Note 1)	86,300	69,746	50,786
Cash and Cash Equivalents at End of Year (Note 1)	$75,995	$86,300	$69,746

Supplemental Cash Flow Information
Cash paid for interest	$14,838	$20,135	$30,829
Cash paid (refunded) for federal income taxes	$-	$(7,385)	$240

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$11,001	$12,185	$18,296
Transfer of loans to other assets	$94	$446	$264

The accompanying notes are an integral part of these statements.

Notes To Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of MBT Financial Corp. (the “Corporation”) and its wholly owned subsidiary, Monroe Bank & Trust (the “Bank”). The Bank includes the accounts of its wholly owned subsidiary, MB&T Financial Services, Inc. The Bank operates seventeen banking offices and a mortgage loan office in Monroe County, Michigan and seven banking offices in Wayne County, Michigan. The Bank’s primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Corporation’s sole business segment is community banking.

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

INVESTMENT SECURITIES

Investment securities that are classified as “held to maturity” are stated at cost, and adjusted for accumulated amortization of premium and accretion of discount. The Bank has the intention and, in Management’s opinion, the ability to hold these investment securities until maturity. Investment securities that are classified as “available for sale” are stated at estimated market value, with the related unrealized gains and losses reported as an amount, net of taxes, as a component of stockholders’ equity. The market value of securities is based on quoted market prices. For securities that do not have readily available market values, estimated market values are calculated based on the market values of comparable securities.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

LOANS

The Bank grants mortgage, commercial, and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

BANK PREMISES AND EQUIPMENT

Bank premises and equipment are stated at cost, less accumulated depreciation of $36,942,000 in 2011 and $34,971,000 in 2010. The Bank uses the straight-line method to provide for depreciation, which is charged to operations over the estimated useful lives of the assets. Depreciation expense amounted to $2,021,000 in 2011, $2,122,000 in 2010, and $2,228,000 in 2009.

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

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

Dollars in thousands	2011	2010	2009
Unrealized gains (losses) on securities available for sale	$4,822	$(1,145)	$(13,014)
Reclassification adjustment for losses (gains) realized in income	(1,084)	(3,260)	4,340
Net unrealized gains (losses)	$3,738	$(4,405)	$(8,674)
Post retirement benefit obligations	(2,277)	(2,353)	(2,441)
Tax effect	(497)	2,300	3,890
Accumulated other comprehensive income (loss)	$964	$(4,458)	$(7,225)

CASH AND CASH EQUIVALENTS

For the purpose of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold which mature within 90 days.

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

The weighted average fair value of options granted was $0.80, $0.45, and $0.52, in 2011, 2010, and 2009, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2011, 2010, and 2009: expected option lives of seven years for all three; expected volatility of 53.0%, 35.7%, and 25.8%; risk-free interest rates of 1.90%, 3.36%, and 3.38%; and dividend yields of 3.00%, 3.00%, and 4.87%, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update 2011-02 (ASU 2011-02), “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” was issued by the Financial Accounting Standards Board (FASB) in April 2011. ASU 2011-02 provides additional guidance to help creditors determine whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update were effective for the Company for the year ended December 31, 2011. The impact of the adoption of this standard on the Company’s financial disclosures is reflected in Note 5 to the Company’s consolidated financial statements.

Accounting Standards Update 2011-04 (ASU 2011-04), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” was issued by FASB in May 2011. ASU 2011-04 clarifies existing fair value measurement and disclosure requirements and changes existing principles and disclosure guidance. Clarification was made to disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first annual period beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Accounting Standards Update 2011-05 (ASU 2011-05), “Comprehensive Income” was issued by FASB in June 2011. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of comprehensive income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but continuous statements. This standard eliminates the option to present the components of other comprehensive income as a part of the statement of changes in stockholders’ equity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 31, 2011. The implementation of this standard will only change the presentation of comprehensive income; it will not have an impact on the Company’s financial position or its results of operations. ASU 2011-12 was issued by FASB in December 2011. ASU 2011-12 defers the requirement to present reclassification adjustments for each component of OCI in both net income and OCI and the face of the financial statements until fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The other requirements of ASU 2011-05 were not affected by ASU 2011-12.

(2) Cash and Due from Banks

The Bank is required by regulatory agencies to maintain legal reserve requirements based on the level of balances in deposit categories. Cash balances restricted from usage due to these requirements were $3,652,000 and $4,883,000 at December 31, 2011 and 2010, respectively. Cash and due from banks includes certain deposits held at correspondent banks which are fully insured by the FDIC.

(3) Investment Securities

The following is a summary of the Bank’s investment securities portfolio as of December 31, 2011 and 2010 (000s omitted):

	Held to Maturity
	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political
Subdivisions	35,364	688	(240)	35,812
	$35,364	$688	$(240)	$35,812

	Available for Sale
	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$161,483	$4,071	$(22)	$165,532
Mortgage Backed Securities issued by U.S. Government Agencies	156,883	3,320	(35)	160,168
Obligations of States and Political Subdivisions	14,616	567	(5)	15,178
Trust Preferred CDO Securities	9,542	-	(4,075)	5,467
Corporate Debt Securities	6,070	-	(91)	5,979
Other Securities	2,567	156	(148)	2,575
	$351,161	$8,114	$(4,376)	$354,899

	Held to Maturity
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Mortgage Backed Securities issued by U.S. Government Agencies	$6	$-	$-	$6
Obligations of States and Political Subdivisions	23,798	303	(265)	23,836
	$23,804	$303	$(265)	$23,842

	Available for Sale
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$127,065	$1,260	$(1,034)	$127,291
Mortgage Backed Securities issued by U.S. Government Agencies	139,708	1,266	(1,230)	139,744
Obligations of States and Political Subdivisions	14,881	49	(205)	14,725
Trust Preferred CDO Securities	9,563	-	(4,375)	5,188
Other Securities	2,553	80	(216)	2,417
	$293,770	$2,655	$(7,060)	$289,365

The amortized cost, estimated market value, and weighted average yield of securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted).

	Held to Maturity			Available for Sale
		Estimated	Weighted		Estimated	Weighted
	Amortized	Market	Average	Amortized	Market	Average
	Cost	Value	Yield	Cost	Value	Yield
Maturing within
1 year	$5,740	$5,753	2.54%	$1,931	$1,937	2.93%
1 through 5 years	14,166	14,314	2.78%	84,283	84,568	1.52%
6 through 10 years	9,438	9,606	4.19%	77,478	81,578	2.91%
Over 10 years	6,020	6,139	4.54%	28,019	24,074	1.70%
Total	35,364	35,812	3.42%	191,711	192,157	2.12%
Mortgage Backed Securities	-	-	0.00%	156,883	160,168	3.48%
Securities with no stated maturity	-	-	0.00%	2,567	2,574	0.00%
Total	$35,364	$35,812	3.42%	$351,161	$354,899	2.71%

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and management determines that the Company has the intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery in the market value. The fair values of investments with an amortized cost in excess of their fair values at December 31, 2011 and December 31, 2010 are as follows (000s omitted):

December 31, 2011

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$14,729	$22	$-	$-	$14,729	$22
Mortgage Backed Securities issued by U.S. Government Agencies	26,453	35	-	-	26,453	35
Obligations of States and Political Subdivisions	12,766	239	1,261	6	14,027	245
Trust Preferred CDO Securities	-	-	5,467	4,075	5,467	4,075
Corporate Debt Securities	5,979	91	-	-	5,979	91
Equity Securities	-	-	392	148	392	148
	$59,927	$387	$7,120	$4,229	$67,047	$4,616

December 31, 2010

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$83,030	$2,264	$-	$-	$83,030	$2,264
Obligations of States and Political Subdivisions	12,192	296	1,931	174	14,123	470
Trust Preferred CDO Securities	-	-	5,188	4,375	5,188	4,375
Equity Securities	-	-	324	216	324	216
	$95,222	$2,560	$7,443	$4,765	$102,665	$7,325

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. The company has the ability and intent to hold these securities until recovery, which may be until maturity. The fair value of these securities is expected to recover as the securities approach maturity. As of December 31, 2011 and December 31, 2010, there were 66 and 127 securities in an unrealized loss position, respectively.

The Trust Preferred Securities are issued by companies in the financial services industry, including banks, thrifts, and insurance companies. Each of the three securities owned by the Company has been in an unrealized loss position for more than 12 months. The main reasons for the impairment are the overall decline in market values for financial industry securities and the lack of an active market for these types of securities in particular. In determining that the impairment is not other-than-temporary, the Company analyzed each security’s expected cash flows. The assumptions used in the cash flow analysis were developed following a review of the financial condition of the banks in the pools. The analysis concluded that disruption of our cash flows due to defaults by issuers was currently not expected to occur in two of the three securities owned. Because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2011. As a result of uncertainties in the market place affecting companies in the financial services industry, it is at least reasonably possible that a change in the estimate will occur in the near term.

The Other Than Temporary Impairment (OTTI) analysis of one of the three Trust Preferred CDO securities indicated that its impairment most likely is not temporary. Accounting regulations require entities to split OTTI charges between credit losses, which are charged to earnings, and other impairment, which is charged to Other Comprehensive Income (OCI). As of December 31, 2011, the CDO that has OTTI has an amortized cost of $2,239,000 and a fair value of $1,245,000. The impairment of $994,000 was charged to OCI.

Investment securities carried at $138,331,000 and $144,533,000 were pledged or set aside to secure borrowings, public and trust deposits, and for other purposes required by law at December 31, 2011 and December 31, 2010, respectively.

At December 31, 2011, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Banks with an estimated market value of $121,153,000 and Mortgage Backed Securities issued by U. S. Government Agencies included securities issued by the Government National Mortgage Association with an estimated market value of $160,168,000. At December 31, 2010, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Banks with an estimated market value of $97,376,000 and Mortgage Backed Securities issued by U. S. Government Agencies included securities issued by the Government National Mortgage Association of $139,744,000.

For the years ended December 31, 2011, 2010, and 2009, proceeds from sales of securities amounted to $10,365,000, $162,252,000, and $289,274,000, respectively. Gross realized gains amounted to $1,086,000, $3,378,000, and $8,529,000, respectively. Gross realized losses amounted to $2,000, $118,000, and $12,869,000, respectively. The tax provision applicable to these net realized gains and losses amounted to $368,000, $1,109,000, and ($1,519,000), respectively.

On April 27, 2010 the Bank sold an Obligation of States and Political Subdivisions investment security that was classified as Held to Maturity. The security sold had a par value of $150,000 and an amortized cost of $151,000. The security was sold for $150,000, resulting in a loss of $1,000 on the sale. The security was sold after being downgraded by a rating agency following the issuer’s failure to meet debt service coverage requirements.

(4)  Loans

Loan balances outstanding as of December 31 consist of the following (000s omitted):

	2011	2010
Residential real estate loans	$255,555	$269,153
Commercial and Construction real estate loans	330,498	369,661
Agriculture and agricultural real estate loans	15,931	20,453
Commercial and industrial loans	63,762	76,783
Loans to individuals for household, family, and other personal expenditures	13,729	16,837
Total loans, gross	$679,475	$752,887
Less: Allowance for loan losses	20,865	21,223
	$658,610	$731,664

Included in Loans are loans to certain officers, directors, and companies in which such officers and directors have 10 percent or more beneficial ownership in the aggregate amount of $9,519,000 and $16,869,000 at December 31, 2011 and 2010, respectively. In 2011, new loans and other additions amounted to $24,966,000, and repayments and other reductions amounted to $32,316,000. In 2010, new loans and other additions amounted to $28,787,000, and repayments and other reductions amounted to $33,840,000. In Management’s judgment, these loans were made on substantially the same terms and conditions as those made to other borrowers, and do not represent more than the normal risk of collectibility or present other unfavorable features.

Loans carried at $92,517,000 and $107,544,000 at December 31, 2011 and 2010, respectively, were pledged to secure Federal Home Loan Bank advances.

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

Activity in the allowance for loan losses for the years ended December 31, 2011 and 2010 was as follows (000s omitted):

2011	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$77	$3,875	$9,040	$3,285	$4,596	$350	$21,223
Charge-offs	-	(1,893)	(7,456)	(2,177)	(4,097)	(249)	(15,872)
Recoveries	1	376	324	81	689	243	1,714
Provision	(14)	(174)	7,443	1,443	5,039	63	13,800
Ending balance	$64	$2,184	$9,351	$2,632	$6,227	$407	$20,865

Ending balance individually evaluated for impairment	$64	$700	$3,906	$1,394	$2,923	$46	$9,033
Ending balance collectively evaluated for impairment	-	1,484	5,445	1,238	3,304	361	11,832
Ending balance	$64	$2,184	$9,351	$2,632	$6,227	$407	$20,865

Loans:
Ending balance individually evaluated for impairment	$1,078	$2,566	$36,424	$8,589	$21,929	$217	$70,803
Ending balance collectively evaluated for impairment	14,853	61,196	270,651	14,834	233,626	13,512	608,672
Ending balance	$15,931	$63,762	$307,075	$23,423	$255,555	$13,729	$679,475

2010	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$142	$6,360	$8,331	$2,351	$6,382	$497	$24,063
Charge-offs	-	(2,907)	(10,024)	(5,303)	(5,370)	(951)	(24,555)
Recoveries	1	219	295	22	119	559	1,215
Provision	(66)	203	10,438	6,215	3,465	245	20,500
Ending balance	$77	$3,875	$9,040	$3,285	$4,596	$350	$21,223

Ending balance individually evaluated for impairment	$74	$2,016	$2,958	$876	$973	$49	$6,946
Ending balance collectively evaluated for impairment	3	1,859	6,082	2,409	3,623	301	14,277
Ending balance	$77	$3,875	$9,040	$3,285	$4,596	$350	$21,223

Loans:
Ending balance individually evaluated for impairment	$656	$10,075	$42,326	$8,398	$16,948	$135	$78,538
Ending balance collectively evaluated for impairment	19,797	66,708	281,025	37,912	252,205	16,702	674,349
Ending balance	$20,453	$76,783	$323,351	$46,310	$269,153	$16,837	$752,887

Each period the provision for loan losses in the statement of operations results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses occurring in prior periods.

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

The portfolio segments in each credit risk grade as of December 31, 2011 and 2010 are as follows (000s omitted):

2011	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$158	$823	$139	$3,021	$181,853	$13,454	$199,448
1	-	1,188	-	-	-	-	1,188
2	145	341	3,735	95	770	-	5,086
3	3,547	7,049	14,331	322	1,853	26	27,128
4	10,337	32,726	163,586	3,261	29,984	31	239,925
5	274	14,556	65,611	6,124	10,969	-	97,534
6	1,470	7,079	59,673	10,600	30,126	218	109,166
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$15,931	$63,762	$307,075	$23,423	$255,555	$13,729	$679,475

Performing	$14,753	$61,054	$270,072	$13,657	$230,729	$13,350	$603,615
Nonperforming	1,178	2,708	37,003	9,766	24,826	379	75,860
Total	$15,931	$63,762	$307,075	$23,423	$255,555	$13,729	$679,475

2010	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$56	$1,002	$177	$4,983	$202,020	$16,609	$224,847
1	-	955	-	-	-	-	955
2	351	319	5,381	107	1,136	-	7,294
3	8,941	5,600	18,939	1,064	2,409	40	36,993
4	10,146	43,197	152,697	16,285	25,754	32	248,111
5	-	11,384	73,651	8,918	12,237	-	106,190
6	959	14,326	72,506	14,953	25,597	156	128,497
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$20,453	$76,783	$323,351	$46,310	$269,153	$16,837	$752,887

Performing	$19,798	$67,472	$282,746	$37,805	$247,018	$16,365	$671,204
Nonperforming	655	9,311	40,605	8,505	22,135	472	81,683
Total	$20,453	$76,783	$323,351	$46,310	$269,153	$16,837	$752,887

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of December 31, 2011 and 2010 (000s omitted):

2011	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$614	$-	$364	$978	$14,953	$15,931	$-
Commercial	1,530	50	1,240	2,820	60,942	63,762	11
Commercial Real Estate	3,340	286	11,988	15,614	291,461	307,075	-
Construction Real Estate	460	2,093	2,134	4,687	18,736	23,423	-
Residential Real Estate	5,604	1,337	5,344	12,285	243,270	255,555	-
Consumer and Other	188	58	130	376	13,353	13,729	9
Total	$11,736	$3,824	$21,200	$36,760	$642,715	$679,475	$20

2010	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$98	$-	$343	$441	$20,012	$20,453	$-
Commercial	2,265	1,031	3,999	7,295	69,488	76,783	4
Commercial Real Estate	8,212	4,532	14,391	27,135	296,216	323,351	-
Construction Real Estate	186	46	6,136	6,368	39,942	46,310	-
Residential Real Estate	6,331	4,910	14,962	26,203	242,950	269,153	-
Consumer and Other	213	43	291	547	16,290	16,837	-
Total	$17,305	$10,562	$40,122	$67,989	$684,898	$752,887	$4

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

The following is a summary of non-accrual loans as of December 31, 2011 and 2010 (000s omitted):

	2011	2010
Agriculture and Agricultural Real Estate	$867	$386
Commercial	2,309	7,179
Commercial Real Estate	23,557	32,033
Construction Real Estate	6,653	7,556
Residential Real Estate	17,484	20,087
Consumer and Other	196	340
Total	$51,066	$67,581

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of December 31, 2011 and 2010 (000s omitted):

2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$425	$974	$-	$527	$43
Commercial	335	602	-	398	27
Commercial Real Estate	8,284	11,811	-	7,760	291
Construction Real Estate	330	569	-	350	18
Residential Real Estate	7,423	9,697	-	8,527	609
Consumer and Other	107	107	-	108	4

With an allowance recorded:
Agriculture and Agricultural Real Estate	653	654	64	655	8
Commercial	2,231	2,942	700	2,272	113
Commercial Real Estate	28,140	36,889	3,906	31,733	1,337
Construction Real Estate	8,259	11,930	1,394	9,046	220
Residential Real Estate	14,506	17,157	2,923	15,413	790
Consumer and Other	110	110	46	149	11

Total:
Agriculture and Agricultural Real Estate	$1,078	$1,628	$64	$1,182	$51
Commercial	2,566	3,544	700	2,670	140
Commercial Real Estate	36,424	48,700	3,906	39,493	1,628
Construction Real Estate	8,589	12,499	1,394	9,396	238
Residential Real Estate	21,929	26,854	2,923	23,940	1,399
Consumer and Other	217	217	46	257	15

2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$-
Commercial	1,833	2,220	-	1,845	108
Commercial Real Estate	18,689	23,585	-	19,314	819
Construction Real Estate	1,571	2,457	-	1,603	97
Residential Real Estate	9,629	12,175	-	10,033	480
Consumer and Other	-	-	-	-	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	656	656	74	656	7
Commercial	8,242	12,521	2,016	9,154	365
Commercial Real Estate	23,637	29,682	2,958	23,887	1,058
Construction Real Estate	6,827	11,171	876	7,280	190
Residential Real Estate	7,319	9,315	973	7,596	356
Consumer and Other	135	135	49	138	6

Total:
Agriculture and Agricultural Real Estate	$656	$656	$74	$656	$7
Commercial	10,075	14,741	2,016	10,999	473
Commercial Real Estate	42,326	53,267	2,958	43,201	1,877
Construction Real Estate	8,398	13,628	876	8,883	287
Residential Real Estate	16,948	21,490	973	17,629	836
Consumer and Other	135	135	49	138	6

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (TDRs).

Loans that were classified as TDRs during the year ended December 31, 2011 are as follows (000s omitted from dollar amounts):

	December 31, 2011
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-
Commercial	11	1,000	796
Commercial Real Estate	38	22,938	18,592
Construction Real Estate	10	4,284	3,958
Residential Real Estate	40	9,554	7,686
Consumer and Other	6	137	80
Total	105	$37,913	$31,112

The Bank considers TDRs that become 90 days or more past due under the modified terms as defaulted. Loans that became TDRs during the year ended December 31, 2011 that subsequently defaulted during the year ended December 31, 2011 are as follows (000s omitted from dollar amounts):

	December 31, 2011
	Number of Contracts	Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-
Commercial	-	-
Commercial Real Estate	1	211
Construction Real Estate	3	420
Residential Real Estate	1	533
Consumer and Other	-	-
Total	5	$1,164

(6) Bank Premises and Equipment

Bank premises and equipment as of year end are as follows (000s omitted):

	2011	2010
Land, buildings and improvements	$44,335	$43,906
Equipment, furniture and fixtures	22,123	21,634
Total Bank premises and equipment	$66,458	$65,540
Less accumulated depreciation	36,942	34,971
Bank premises and equipment, net	$29,516	$30,569

Bank Premises and Equipment includes Construction in Progress of $81,000 as of December 31, 2011 and $15,000 as of December 31, 2010.

The Company has entered into lease commitments for office locations. Rental expense charged to operations was $193,000, $195,000, and $296,000 for the years ended December 31, 2011, 2010, and 2009, respectively. The future minimum lease payments are as follows:

Year	Minimum Payment
2012	$147,000
2013	138,000
2014	80,000
2015	7,000
Thereafter	-

(7) Deposits

Interest expense on time certificates of deposit of $100,000 or more in the year 2011 amounted to $3,009,000, as compared with $3,294,000 in 2010, and $3,771,000 in 2009. At December 31, 2011, the balance of time certificates of deposit of $100,000 or more was $112,343,000, as compared with $123,737,000 at December 31, 2010. The amount of time deposits with a remaining term of more than 1 year was $173,936,000 at December 31, 2011 and $191,883,000 at December 31, 2010. The following table shows the scheduled maturities of Certificates of Deposit as of December 31, 2011 (000s omitted):

	Under $100,000	$100,000 and over
2012	$102,841	$56,112
2013	59,258	24,899
2014	28,624	19,562
2015	16,619	5,238
2016	11,245	6,532
Thereafter	1,959	-
Total	$220,546	$112,343

Time certificates of deposit under $100,000 include $23,921,000 of brokered certificates of deposit as of December 31, 2011, and $46,778,000 as of December 31, 2010. The Bank did not have any brokered certificates of deposit over $100,000 as of December 31, 2011 and December 31, 2010.

(8) Federal Home Loan Bank Advances and Repurchase Agreements

The following is a summary of the Bank’s borrowings from the Federal Home Loan Bank of Indianapolis as of December 31, 2011 and 2010 (000s omitted):

December 31, 2011

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate
2013	95,000	2.76%	-	-
2014	12,000	0.72%	-	-
	$107,000	2.53%	$-	0.00%

December 31, 2010

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate
2011	3,000	0.45%	3,500	5.08%
2013	95,000	2.57%	-	-
2014	12,000	0.46%	-	-
	$110,000	2.28%	$3,500	5.08%

The weighted average maturity of the Federal Home Loan Bank advances was 1.5 years and 2.4 years as of December 31, 2011 and 2010, respectively. The interest rates on the floating rate advances reset quarterly based on the three month LIBOR rate plus a spread ranging from 16 to 260 basis points. The advances are subject to prepayment penalties and the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis.

The following is a summary of the Bank’s borrowings under repurchase agreements as of December 31, 2011 and 2010 (000s omitted):

Securities Sold Under Agreements to Repurchase
December 31, 2011

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate
2012	-	-	5,000	4.12%
2016	-	-	15,000	4.65%
	$-	-	$20,000	4.52%

Securities Sold Under Agreements to Repurchase
December 31, 2010

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate
2011	$-	-	$10,000	4.65%
2012	-	-	5,000	4.12%
2016	-	-	15,000	4.65%
	$-	-	$30,000	4.56%

Investment securities issued by U.S. Government agencies with a carrying value of $27.7 million and $40.8 million were pledged to secure the repurchase agreement borrowings at December 31, 2011 and December 31, 2010, respectively.

(9) Retirement Plans and Postretirement Benefit Plans

In 2000, the Bank implemented a retirement plan that included both a money purchase pension plan, as well as a voluntary profit sharing 401(k) plan for all employees who meet certain age and length of service eligibility requirements. In 2002, the Bank amended its retirement plan to freeze the money purchase plan and retain the 401(k) plan. To ensure that the plan meets the Safe Harbor provisions of the applicable sections of the Internal Revenue Code, the Bank contributes an amount equal to four percent of the employee’s base salary to the 401(k) plan for all eligible employees. In addition, an employee may contribute from 1 to 75 percent of his or her base salary, up to a maximum of $22,000 in 2011. The Bank did not match employee’s elective contributions in 2011 or in the last three quarters of 2010. The Bank matched 25% of the first eight percent contributed by the employee in the first quarter of 2010. Depending on the Bank’s profitability, an additional profit sharing contribution may be made by the Bank to the 401(k) plan. There were no profit sharing contributions in 2011, 2010, and 2009. The total retirement plan expense was $582,000, for the year ended December 31, 2011, $651,000 for the year ended December 31, 2010, and $1,025,000 for the year ended December 31, 2009.

The Bank has a postretirement benefit plan that generally provides for the continuation of medical benefits for all employees hired before January 1, 2007 who retire from the Bank at age 55 or older, upon meeting certain length of service eligibility requirements. The Bank does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. The amount of benefits paid under the postretirement benefit plan was $167,000 in 2011, $232,000 in 2010, and $247,000 in 2009. The amount of insurance premium paid by the Bank for retirees is capped at 200% of the cost of the premium as of December 31, 1992.

A reconciliation of the accumulated postretirement benefit obligation (“APBO”) to the amounts recorded in the consolidated balance sheets in Interest Payable and Other Liabilities at December 31 is as follows (000s omitted):

	2011	2010
APBO	$2,479	$2,277
Unrecognized net transition obligation	(54)	(107)
Unrecognized prior service costs	(9)	(13)
Unrecognized net gain	182	264
Accrued benefit cost at fiscal year end	$2,598	$2,421

The changes recorded in the accumulated postretirement benefit obligation were as follows (000s omitted):

	2011	2010
APBO at beginning of year	$2,277	$2,078
Service cost	102	98
Interest cost	111	111
Actuarial loss (gain)	80	97
Plan participants' contributions	76	125
Benefits paid during year	(167)	(232)
APBO at end of year	$2,479	$2,277

Components of the Bank’s postretirement benefit expense were as follows:

	2011	2010	2009
Service cost	$102	$98	$101
Interest cost	111	111	112
Amortization of transition obligation	54	53	53
Prior service costs	4	4	4
Amortization of gains	(2)	(10)	(10)
Net postretirement benefit expense	$269	$256	$260

The APBO as of December 31, 2011 and 2010 was calculated using assumed discount rates of 4.50% and 5.00%, respectively. Based on the provisions of the plan, the Bank’s expense is capped at 200% of the 1992 expense, with all expenses above the cap incurred by the retiree. The expense reached the cap in 2004, and accordingly the impact of an increase in health care costs on the APBO was not calculated.

The Bank Owned Life Insurance policies fund a Death Benefit Only (DBO) obligation that the Bank has with 7 of its active directors, 5 retired directors, 14 active executives, and 8 retired executives. The DBO plan, which replaced previous split dollar agreements, provides a taxable death benefit. The benefit for directors is grossed up to provide a net benefit to each director’s beneficiaries based on that director’s length of service on the board. The directors’ net death benefits are $500,000 for director service of less than 3 years, $600,000 for service up to 5 years, $750,000 for service up to 10 years, and $1,000,000 for director service of 10 years or more. The active directors who participate in the plan have all waived the postretirement benefit. The executives’ beneficiaries will receive a grossed up benefit that will provide a net benefit equal to two times the executive’s base salary if death occurs during employment and a postretirement benefit equal to the executive’s final annual salary rate at the time of retirement if death occurs after retirement.

Information for the postretirement death benefits and health care benefits is as follows as of the December 31 measurement date (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2011	2010	2011	2010

Change in benefit obligation
Benefit obligation at beginning of year	$4,892	4,437	$2,277	$2,078
Service cost	26	41	102	98
Interest cost	240	239	111	111
Plan participants' contributions	-	-	76	125
Actuarial loss (gain)	214	175	80	97
Benefits paid	-	-	(167)	(232)
Benefit obligation at end of year	$5,372	$4,892	$2,479	$2,277

Change in accrued benefit cost
Accrued benefit cost at beginning of year	$2,395	$1,801	$2,421	$2,273
Service cost	26	41	102	98
Interest cost	240	239	111	111
Amortization	315	314	55	46
Employer contributions	-	-	(91)	(107)
Net gain	-	-	-	-
Accrued benefit cost at end of year	$2,976	$2,395	$2,598	$2,421

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-	$-	$-
Employer contributions	-	-	91	107
Plan participants' contributions	-	-	76	125
Benefits paid during year	-	-	(167)	(232)
Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(2,396)	$(2,497)	$119	$144

Amounts recognized in other liabilities as of December 31 consist of (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2011	2010	2011	2010
Assets	$-	-	$-	$-
Liabilities	5,372	4,892	2,479	2,277
Total	$5,372	$4,892	$2,479	$2,277

Amounts recognized in accumulated other comprehensive income as of December 31 consist of (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2011	2010	2011	2010
Net loss (gain)	$97	(116)	$(182)	$(264)
Transition obligation (asset)	-	-	54	107
Prior service cost (credit)	2,299	2,613	9	13
	$2,396	$2,497	$(119)	$(144)

(10) Stockholders’ Equity

On September 8, 2010, the Corporation commenced a private placement offering (the “Private Placement”) of up to 2,500,000 shares of the Corporation’s common stock, without par value. The shares of common stock being offered were not registered under the Securities Act of 1933 (the “Act”) in reliance of the exemption from registration provided by Section 4(2) of the Act and Rule 506 of SEC Regulation D. As of December 31, 2010, the Corporation had sold 887,638 shares of common stock pursuant to the Private Placement for the aggregate cash consideration of $1,242,000. The Private Placement terminated on March 31, 2011. No additional shares were issued under the Private Placement in 2011.

(11) Disclosures about Fair Value of Financial Instruments

Certain of the Bank’s assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets. These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below. The fair values of all financial instruments not discussed below (Cash and cash equivalents, Federal funds sold, Federal Home Loan Bank stock, Accrued interest receivable and other assets, Bank Owned Life Insurance, Federal funds purchased, Interest payable and other liabilities, and Notes payable) are estimated to be equal to their carrying amounts as of December 31, 2011 and 2010.

CASH AND CASH EQUIVALENTS

The carrying amounts of cash and cash equivalents approximate fair values.

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

LOANS AND LOANS HELD FOR SALE

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

ACCRUED INTEREST

The carrying amounts of accrued interest approximate fair value.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

The fair values of commitments to extend credit and standby letters of credit and financial guarantees written are estimated using the fees currently charged to engage into similar agreements. The fair values of these instruments are not significant.

FAIR VALUES

The carrying amounts and approximate fair values as of December 31, 2011 and December 31, 2010 are as follows (000s omitted):

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and due from banks	$75,995	$75,995	$86,300	$86,300
Securities - Held to Maturity	35,364	35,812	23,804	23,842
Securities - Available for Sale	354,899	354,899	289,365	289,365
Federal Home Loan Bank Stock	10,605	10,605	11,831	11,831
Loans Held for Sale	1,035	1,035	973	973
Loans, net	658,610	684,007	731,664	755,312
Accrued Interest Receivable	3,582	3,582	3,912	3,912

Financial Liabilities:
Demand, NOW, savings and money market savings deposits	689,421	689,421	631,997	631,997
Other Time Deposits	332,889	339,927	399,896	405,736
Borrowed funds
Variable Rate FHLB Advances	107,000	109,664	110,000	115,045
Fixed Rate FHLB Advances	-	-	3,500	3,567
Repurchase Agreements	20,000	22,773	30,000	33,796
Accrued Interest Payable	477	477	882	882

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

The provision for Federal income taxes consists of the following (000s omitted):

	2011	2010	2009
Federal income taxes currently payable (refundable)	$500	$-	$(7,189)
Provision (credit) for deferred taxes on:
Book (over) under tax loan loss provision	390	670	(1,937)
Accretion of bond discount	(1)	(74)	(46)
Net deferred loan origination fees	9	40	(14)
Accrued postretirement benefits	(254)	(150)	(293)
Tax over (under) book depreciation	(83)	(16)	197
Alternative minimum tax	-	(67)	(264)
Non-accrual loan interest	(953)	(243)	294
Write down of other real estate owned	(103)	(380)	(411)
Other than temporary impairment AFS securities	-	3,550	(4,116)
Net operating loss carry forward	(2,039)	(6,950)	-
Other, net	(236)	(274)	(173)
Total deferred provision (credit)	(3,270)	(3,894)	(6,763)
Valuation allowance deferred tax assets	3,270	7,077	13,850
Net deferred provision	-	3,183	7,087
Tax expense	$500	$3,183	$(102)

The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as follows:

	2011	2010	2009
Statutory rate	(34.0)%	(34.0)%	(34.0)%
Municipal interest income	(13.4)	(6.9)	(3.0)
Other, net	(37.6)	(3.8)	(3.7)
Valuation allowance	100.3	81.2	40.4
Effective tax rate	15.3%	36.5%	(0.3)%

In accordance with ASC 740, the Company is required to establish a valuation allowance for deferred tax assets when it is “more likely than not” that a portion or the entire deferred tax asset will not be realized. The evaluation requires significant judgment and extensive analysis of all available positive and negative evidence, the forecast of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.

During 2010, the Company established a deferred tax valuation allowance after evaluating all positive and negative evidence. The expense for recording the valuation allowance was a non cash item, and the recording of the expense does not imply that the Company owes additional taxes. As business and economic conditions change, the Company will reevaluate the criteria related to the recognition of deferred tax assets. As of December 31, 2011, the valuation allowance totals $24.2 million.

In the ordinary course of business, the Company enters into certain transactions that have tax consequences. From time to time, the Internal Revenue Service (IRS) questions and/or challenges the tax positions taken by the Company with respect to those transactions. The Company believes that its tax returns were filed based upon applicable statutes, regulations, and case law in effect at the time of the transactions. The IRS, an administrative authority of a court, if presented with the transactions could disagree with the Company’s interpretation of the tax law.

The Company is currently under an audit of its tax returns filed for the 2004, 2005, 2007, 2008, 2009 and 2010 tax years. Based on current knowledge and probability assessments of various potential outcomes, the Company believes that the accrued tax liability is adequate to absorb the effect, if any, relating to the ultimate resolution of the uncertain tax position challenged by the IRS.

The components of the net deferred Federal income tax asset (included in Interest Receivable and Other Assets on the accompanying consolidated balance sheets) at December 31 are as follows (000s omitted):

	2011	2010
Deferred Federal income tax assets:
Allowance for loan losses	$7,467	$7,857
Net deferred loan origination fees	197	206
Tax versus book depreciation differences	178	95
Net unrealized losses on securities available for sale	-	1,500
Accrued postretirement benefits	2,911	2,683
Alternative minimum tax	771	771
Non-accrual loan interest	1,318	364
Write down of other real estate owned	1,954	1,851
Other than temporary impairment AFS securities	566	566
Net operating loss	8,989	6,950
Other, net	977	764
Gross deferred tax asset	25,328	23,607
Valuation allowance	(24,197)	(20,927)
Total deferred federal tax asset	$1,131	$2,680

Deferred Federal income tax liabilities:
Accretion of bond discount	$(23)	$(24)
Net unrealized gains on securities available for sale	$(1,271)	$-
Other	(334)	(356)
Total deferred federal tax liabilities	$(1,628)	$(380)
Net deferred Federal income tax asset (liability)	$(497)	$2,300

The Corporation has net operating loss carry forwards of approximately $26.4 million that are available to reduce future taxable income through the year ending December 31, 2031.

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

As of December 31, 2011 and 2010, the Bank’s capital ratios exceeded the required minimums to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the tables, as well as meeting other requirements specified by the federal banking regulators, including not being subject to any written agreement or order issued by the FDIC pursuant to section 8 of the Federal Deposit Insurance Act.

Since July 22, 2010, the Bank has been under a Consent Order (the “Consent Order”) with the FDIC and the Michigan OFIR. The Consent Order requires the Bank to, among other things, increase its Tier 1 Leverage ratio to 9.0% and its Total Risk Based Capital ratio to 12.0%. The Bank is in compliance with all of the other provisions of the Consent Order, which include a requirement to charge off all loans classified as “Loss” in the Report of Examination; a prohibition against extending additional credit to borrowers whose debt has been charged off; a prohibition against extending additional credit to borrowers whose debt is classified as “Substandard” or “Doubtful” without board of directors approval; a requirement to develop a written plan to reduce the Bank’s risk position in each asset in excess of $1,000,000 which is more than 90 days delinquent or classified as “Substandard” or “Doubtful”; a prohibition against declaring or paying dividends without written permission from the FDIC and the Michigan OFIR; a requirement for board approval of the allowance for loan and lease losses prior to filing the Bank’s quarterly Reports of Condition and Income required by the FDIC; adoption of a two year written profit plan; implementation of a plan to monitor compliance with the Consent Order; and a requirement to furnish quarterly progress reports to the FDIC and Michigan OFIR detailing action taken to secure compliance with the Consent Order. If the Bank is unable to timely comply with the Consent Order, there could be material adverse effects on the Bank and the Corporation.

Due to the existence of the Consent Order, the Bank is considered to be “Adequately Capitalized” as of December 31, 2011 and 2010. There are no conditions or events since December 31, 2011 that Management believes have changed the Bank’s category.

The Corporation’s and Bank’s actual capital amounts and ratios are also presented in the table (000s omitted in dollar amounts).

	Actual		Minimum to Qualify as Well Capitalized*
	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital to Risk-Weighted Assets
Consolidated	$84,970	10.48%	$81,084	10%
Monroe Bank & Trust	84,441	10.42%	81,033	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	74,695	9.21%	48,650	6%
Monroe Bank & Trust	74,106	9.15%	48,620	6%
Tier 1 Capital to Average Assets
Consolidated	74,695	6.07%	61,505	5%
Monroe Bank & Trust	74,106	6.03%	61,481	5%

	Actual		Minimum to Qualify as Well Capitalized*
	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital to Risk-Weighted Assets
Consolidated	$89,270	10.24%	$87,196	10%
Monroe Bank & Trust	88,440	10.15%	87,120	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	78,239	8.97%	52,318	6%
Monroe Bank & Trust	77,383	8.88%	52,272	6%
Tier 1 Capital to Average Assets
Consolidated	78,239	6.24%	62,705	5%
Monroe Bank & Trust	77,383	6.17%	62,672	5%

* Although the Bank’s capital ratios exceed the “Well Capitalized” minimums, the Bank is categorized as “Adequately Capitalized” as of December 31, 2011 and 2010 due to its Consent Order with the FDIC.

(14) Earnings (Loss) Per Share

The calculation of earnings (loss) per common share for the years ended December 31 is as follows:

	2011	2010	2009
Basic and Diluted
Net loss	$(3,762,000)	$(11,899,000)	$(34,177,000)
Less preferred dividends	-	-	-
Net loss applicable to common stock	$(3,762,000)	$(11,899,000)	$(34,177,000)
Average common shares outstanding	17,270,528	16,498,734	16,186,478
Loss per common share - basic and diluted	$(0.22)	$(0.72)	$(2.11)

(15) Stock-Based Compensation Plan

The Long-Term Incentive Compensation Plan approved by shareholders at the April 6, 2000 Annual Meeting of Shareholders of Monroe Bank & Trust authorized the Board of Directors to grant nonqualified stock options to key employees and non-employee directors. Such grants could be made until January 2, 2010 for up to 1,000,000 shares of the Corporation’s common stock. The amount that could be awarded to any one individual was limited to 100,000 shares in any one calendar year. The MBT Financial Corp. 2008 Stock Incentive Plan was approved by shareholders at the May 1, 2008 Annual meeting of shareholders of MBT Financial Corp. This plan replaced the Long-Term Incentive Compensation Plan and authorized the Board of Directors to grant equity incentive awards to key employees and non-employee directors. Such grants may be made until May 1, 2018 for up to 1,000,000 shares of the Corporation’s common stock. The amount that may be awarded to any one individual is limited to 100,000 shares in any one calendar year. As of December 31, 2011, the number of shares available under the plan is 459,979. This includes 85,300 shares that were previously awarded that have been forfeited.

Stock Option Awards - Stock options granted under the plans have exercise prices equal to the fair market value at the date of grant. Options granted under the plan may be exercised for a period of no more than ten years from the date of grant. All options granted are fully vested at December 31, 2011.

Stock Only Stock Appreciation Rights (SOSARs) – On January 27, 2011, Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain executives in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. The SOSARs have a term of 10 years and vest in three equal annual installments beginning on December 31, 2011. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant. Upon exercise, the executive will generally receive common shares equal in value to the excess of the market value of the shares over the exercise price on the exercise date.

The fair value of each option and SOSAR grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions disclosed in Note 1 to the consolidated financial statements.

A summary of the status of stock options and SOSARs under the plans is presented in the table below.

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock Options
Options Outstanding, January 1	444,575	$17.28	489,075	$17.35	541,976	$17.42
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited/Expired	8,072	13.90	44,500	18.03	52,901	18.03
Options Outstanding, December 31	436,503	$17.34	444,575	$17.28	489,075	$17.35
Options Exercisable, December 31	436,503	$17.34	444,575	$17.28	489,075	$17.35

Stock Only Stock Appreciation Rights (SOSARs)
SOSARs Outstanding, January 1	224,000	$5.12	221,500	$5.23	99,500	$8.53
Granted	107,000	1.85	16,000	1.52	141,500	3.03
Exercised	-	-	-	-	-	-
Forfeited/Expired	11,000	3.64	13,500	2.58	19,500	6.13
SOSARs Outstanding, December 31	320,000	$4.08	224,000	$5.12	221,500	$5.23
SOSARs Exercisable, December 31	253,321	$4.67	190,820	$5.49	124,682	$5.63

Weighted Average Fair Value of Options or SOSARs Granted During Year		$0.75		$0.45		$0.52

The options and SOSARs exercisable as of December 31, 2011 are exercisable at prices ranging from $1.52 to $23.40. The number of options and SOSARs and remaining life at each exercise price are as follows:

Outstanding and Exercisable Options
Exercise Price	Shares	Remaining Life (in years)
$13.20	68,335	1.01
$13.85	22,168	0.01
$15.33	78,000	5.01
$16.24	67,000	4.01
$16.69	93,500	2.01
$23.40	107,500	3.01
	436,503	2.84

	Outstanding SOSARs		Exercisable SOSARs
Exercise Price	Shares	Remaining Life (in years)	Shares	Remaining Life (in years)
$1.52	12,000	8.01	12,000	8.01
$1.85	101,000	9.07	34,321	9.07
$3.03	121,000	7.01	121,000	7.01
$8.53	86,000	6.60	86,000	6.60
	320,000	7.59	253,321	7.20

A summary of the status of the Corporation’s nonvested SOSARs as of December 31, 2011 and changes during the year ended December 31, 2011 is as follows:

Nonvested SOSAR Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	33,180	$0.52
Granted	107,000	0.75
Vested	(66,667)	0.66
Forfeited	(6,834)	0.77
Nonvested at December 31, 2011	66,679	$0.72

As of December 31, 2011, there was $53,000 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2 years.

Restricted Stock Awards – On September 23, 2010, 120,000 restricted shares were awarded to certain key executives in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. The restricted shares will vest as follows:

Date	Shares Vesting
June 30, 2012	20,000
September 23, 2012	50,000
September 23, 2013	25,000
September 23, 2014	25,000

A summary of the status of the Corporation’s nonvested restricted stock awards as of December 31, 2010 and 2011, and changes during the years then ended is as follows:

Restricted Stock Awards	2011	2010
Nonvested at January 1	135,000	15,000
Granted	-	120,000
Vested	15,000	-
Forfeited	-	-
Nonvested at December 31	120,000	135,000

The total expense recorded for the restricted stock awards was $100,000 in 2011 and $29,000 in 2010. The amount of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan was $87,000 as of December 31, 2011 and $187,000 as of December 31, 2010.

Restricted Stock Unit Awards – Restricted stock units granted under the plan result in an award of common shares to key employees based on selected performance metrics during the performance period. Key employees were granted 35,000 Restricted Stock Units (RSUs) on January 27, 2011. The RSUs will vest on December 31, 2013 based on the Bank achieving the performance targets in the following schedule, with up to 50% of the RSUs earned in 2011 and up to 50% of the RSUs earned in 2012.

Performance Metric	Weighting Percentage	Performance Requirement	2011 Performance Threshold	2012 Performance Threshold
Net Income (Loss) before tax	50%	At or better than	$(4,319,000)	$3,503,000
Tier 1 leverage ratio	25%	At or greater than	6.22%	6.30%
Non accrual loans	25%	At or less than	$55,000,000	$40,000,000

The Tier 1 leverage ratio goal was not achieved in 2011. As a result, 75% of the 17,500 RSUs (13,125) that could be earned in 2011 will be awarded upon completion of the vesting period. The current expectation is that the 17,500 RSUs that may be earned in 2012 will be awarded. Accordingly, the Company recorded an expense of $15,000 in 2011 for the RSUs.

(16) Parent Company

Condensed parent company financial statements, which include transactions with the subsidiary, are as follows (000s omitted):

Balance Sheets

	December 31,
	2011	2010
Assets
Cash and due from banks	$116	$339
Securities	392	324
Investment in subsidiary bank	75,220	73,192
Other assets	118	278
Total assets	$75,846	$74,133

Liabilities
Dividends payable and other liabilities	$135	$135
Total liabilities	135	135

Stockholders' Equity
Total stockholders' equity	75,711	73,998
Total liabilities and stockholders' equity	$75,846	$74,133

Statements of Operations

	Years Ended December 31,
	2011	2010	2009
Income
Dividends from subsidiary bank	$-	$-	$-
Other operating income	-	-	-
Total income	-	-	-

Expense
Interest on borrowed funds	11	2	-
Other expense	399	298	592
Total expense	410	300	592

Loss before tax and equity in undistributed net loss of subsidiary bank	(410)	(300)	(592)
Income tax benefit	-	-	(202)
Loss before equity in undistributed net loss of subsidiary bank	(410)	(300)	(390)
Equity in undistributed net loss of subsidiary bank	(3,352)	(11,599)	(33,787)
Net Loss	$(3,762)	$(11,899)	$(34,177)

Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
Cash Flows Provided By Operating Activities:
Net loss	$(3,762)	$(11,899)	$(34,177)
Equity in undistributed net income of subsidiary bank	3,352	11,599	33,787
Net decrease in other liabilities	-	-	(19)
Net decrease in other assets	133	92	223
Net cash used for operating activities	$(277)	$(208)	$(186)

Cash Flows Used For Investing Activities:
Investment in subsidiary	$-	$(1,100)	$-
Net cash provided by investing activities	$-	$(1,100)	$-

Cash Flows Used For Financing Activities:
Issuance of common stock	$54	$1,273	$147
Dividends paid	-	-	(1,777)
Issuance of long term debt	-	135	-
Net cash (used for) provided by financing activities	$54	$1,408	$(1,630)

Net Increase (Decrease) In
Cash And Cash Equivalents	$(223)	$100	$(1,816)

Cash And Cash Equivalents
At Beginning Of Year	339	239	2,055
Cash And Cash Equivalents At End Of Year	$116	$339	$239

Under current regulations, the Bank is limited in the amount it may loan to the Corporation. Loans to the Corporation may not exceed ten percent of the Bank’s capital stock, surplus, and undivided profits plus the allowance for loan losses. Loans from the Bank to the Corporation are required to be collateralized. Accordingly, at December 31, 2011, Bank funds available for loans to the Corporation amounted to $9,502,000. The Bank has not made any loans to the Corporation.

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk at December 31 were as follows (000s omitted):

	Contractual Amount
	2011	2010
Commitments to extend credit:
Unused portion of commercial lines of credit	$65,460	$59,238
Unused portion of credit card lines of credit	2,756	2,987
Unused portion of home equity lines of credit	15,026	15,905
Standby letters of credit and financial guarantees written	4,461	4,710
All other off-balance sheet assets	-	-

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

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and other business transactions. All of the letters of credit expire in 2012. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Various legal claims also arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

(18) Quarterly Financial Information (Unaudited) (000s omitted):

2011	First	Second	Third	Fourth
Total Interest Income	$12,802	$12,494	$12,466	$11,798
Total Interest Expense	4,033	3,916	3,510	2,974
Net Interest Income	8,769	8,578	8,956	8,824
Provision for Loan Losses	5,750	2,850	2,700	2,500
Other Income	3,663	3,858	4,319	6,390
Other Expenses	10,724	10,369	9,943	11,783
Income (Loss) Before Provision For Income Taxes	(4,042)	(783)	632	931
Provision For Income Taxes	-	-	-	500
Net Income (Loss)	$(4,042)	$(783)	$632	$431

Basic Earnings (Loss) Per Common Share	$(0.23)	$(0.05)	$0.04	$0.02
Diluted Earnings (Loss) Per Common Share	$(0.23)	$(0.05)	$0.04	$0.02

Dividends Declared Per Share	$-	$-	$-	$-

2010	First	Second	Third	Fourth
Total Interest Income	$15,314	$14,499	$13,789	$12,984
Total Interest Expense	5,909	5,311	4,368	4,170
Net Interest Income	9,405	9,188	9,421	8,814
Provision for Loan Losses	2,200	3,750	7,464	7,086
Other Income	4,041	6,819	4,381	4,195
Other Expenses	10,898	12,629	10,676	10,277
Income (Loss) Before Provision For Income Taxes	348	(372)	(4,338)	(4,354)
Provision For Income Taxes	-	-	-	3,183
Net Income (Loss)	$348	$(372)	$(4,338)	$(7,537)

Basic Earnings (Loss) Per Common Share	$0.02	$(0.02)	$(0.27)	$(0.45)
Diluted Earnings (Loss) Per Common Share	$0.02	$(0.02)	$(0.27)	$(0.45)

Dividends Declared Per Share	$-	$-	$-	$-

(19) Fair Value Disclosures

The following tables present information about the Corporation’s assets measured at fair value on a recurring basis at December 31, 2011 and 2010, and the valuation techniques used by the Corporation to determine those fair values.

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

Assets measured at fair value on a recurring basis are as follows (000’s omitted):

Investment Securities Available for Sale at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$-	$165,532	$-
MBS issued by U.S. Government Agencies		160,168
Obligations of States and Political Subdivisions	-	15,178	-
Trust Preferred CDO Securities	-	-	5,467
Corporate Debt Securities	-	5,979	-
Other Securities	2,183	392	-
Total Securities Available for Sale	$2,183	$347,249	$5,467

Investment Securities Available for Sale at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$-	$127,291	$-
MBS issued by U.S. Government Agencies		139,744
Obligations of States and Political Subdivisions	-	14,725	-
Trust Preferred CDO Securities	-	-	5,188
Other Securities	2,093	324	-
Total Securities Available for Sale	$2,093	$282,084	$5,188

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale	2011	2010
Balance at January 1	$5,188	$7,215
Total realized and unrealized gains (losses) included in income	-	-
Total unrealized gains (losses) included in other comprehensive income	300	1,893
Net purchases, sales, calls and maturities	(21)	(3,920)
Net transfers in/out of Level 3	-	-
Balance at December 31	$5,467	$5,188

Of the Level 3 assets that were held by the Corporation at December 31, 2011, the unrealized gain for the year was $300,000. That gain is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not have any sales of Level 3 available for sale securities during 2011. During 2010 the Company sold one Level 3 available for sale security. That security was sold at its carrying value of $3,920,000 and the company did not record a gain or loss on the sale. The Company did not purchase any Level 3 available for sale securities during 2011 or 2010.

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

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$70,803	$-	$-	$70,803
Other Real Estate Owned	$16,650	$-	$-	$16,650

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$78,538	$-	$-	$78,538
Other Real Estate Owned	$19,432	$-	$-	$19,432

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

(20) Consent Order and Management’s Plan

On July 12, 2010, Monroe Bank & Trust (the “Bank”), the wholly owned commercial bank subsidiary of the Corporation, entered into a stipulation and consent to the issuance of a consent order (the “Consent Order”) with the Federal Deposit Insurance Corporation (FDIC”) and the Office of Financial and Insurance Regulation of the state of Michigan (“OFIR”). The Consent Order was dated July 12, 2010 and became effective on July 22, 2010. The Consent Order requires the Bank to maintain minimum capital ratios and to make various procedural changes. Bank management has taken numerous steps to comply with the Consent Order and to improve its financial condition. See Note 13 for a complete disclosure of the requirements of the Consent Order.

Management and the Board of Directors are committed to complying with the terms of the Consent Order, and have already taken, and continue to take, numerous steps to address these matters. The Bank is in compliance with all of the requirements of the Consent Order except the minimum capital requirements. During 2011 the Bank continued implementing its strategic initiatives, including adjusting its balance sheet structure, increasing liquidity, reducing controllable operating costs, and improving asset quality by rehabilitating or liquidating problem credits. The efforts of the Bank and improvements in the economic conditions have resulted in reductions in loan delinquencies and non performing assets. This improvement in asset quality has resulted in lower credit related expenses, which is improving earnings and enabling the Bank to increase its capital. The Corporation is also monitoring the equity market conditions. If the equity markets present an opportunity, the Corporation may sell capital securities and invest the proceeds in the Bank to further improve the Bank’s capital ratios. The Bank reports to the FDIC and OFIR quarterly regarding its progress in complying with the provisions included in the Consent Order. Compliance with the terms of the Consent Order will continue to be an ongoing priority for management of the Bank.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

MBT Financial Corp. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2011, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be in the Corporation’s periodic SEC filings.

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

MBT Financial Corp.’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2011, the Corporation’s internal control over financial reporting is effective, based on those criteria. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011 has been audited by Plante & Moran, PLLC, an independent registered public accounting firm, as stated in their report appearing on page 44.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2011, that materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

Securities authorized for issuance under equity compensation plans as of December 31, 2011 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column )
Equity Compensation plans approved by security holders	849,634	$10.44	459,979
Equity Compensation plans not approved by security holders	0	0	0
Total	849,634	$10.44	459,979

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

Contents

Financial Statements

Reports of Independent Registered Public Accounting Firm – Pages 34-35

Consolidated Balance Sheets as of December 31, 2011 and 2010 – Page 36

Consolidated Statements of Operations for the Years Ended
December 31, 2011, 2010, and 2009 – Page 37

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended
December 31, 2011, 2010, and 2009 – Page 38

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2011, 2010, and 2009 – Page 39

Notes to Consolidated Financial Statements – Pages 40-66

Exhibits

The following exhibits are filed as a part of this report:

3.1	Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2011.
3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.
10.1	MBT Financial Corp. 2008 Stock Incentive Compensation Plan. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on June 5, 2008.
10.2	Monroe Bank & Trust Salary Continuation Agreement with Ronald D. LaBeau. Previously filed as Exhibit 10.2 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
10.3	MBT Financial Corp. Amended and Restated Change in Control Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.5 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2005.
10.4	Monroe Bank & Trust Group Director Death Benefit Only Plan. Previously filed as Exhibit 10.4 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2006.
10.5	Monroe Bank & Trust Group Executive Death Benefit Only Plan. Previously filed as Exhibit 10.5 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2006.
10.6	Monroe Bank & Trust Amended and Restated Supplemental Executive Retirement Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended September 30, 2011.
10.7	MBT Financial Corp. Severance Agreements with Donald M. Lieto, James E. Morr, Thomas G. Myers, and John L. Skibski. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on January 26, 2006.
10.8	MBT Financial Corp. Severance Agreement with Scott E. McKelvey. Previously filed as Exhibit 10.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2007.
10.9	Real estate purchase agreement dated August 27, 2009 between Registrant’s wholly owned commercial bank subsidiary and D-M Investments, LLC. Previously filed as Exhibit 10 to the Form 8-K filed by MBT Financial Corp. on September 22, 2009.
10.10	Stipulation and consent to the issuance of a Consent Order with the FDIC and Michigan OFIR dated July 12, 2010. Previously filed as Exhibit 10 to the Form 8-K filed by MBT Financial Corp. on July 13, 2010.
21	Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
23	Consent of Independent Auditors
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2012		MBT FINANCIAL CORP.

	By:	/s/ John L. Skibski
John L. Skibski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 14, 2012

/s/ H. Douglas Chaffin	/s/ John L. Skibski
H. Douglas Chaffin	John L. Skibski
President, Chief Executive	Chief Financial Officer &
Officer & Director	Director

/s/ Michael J. Miller	/s/ Peter H. Carlton
Michael J. Miller	Peter H. Carlton
Chairman	Director

/s/ Joseph S. Daly	/s/ Edwin L. Harwood
Joseph S. Daly	Edwin L. Harwood
Director	Director

/s/ Debra J. Shah	/s/ Philip P. Swy
Debra J. Shah	Philip P. Swy
Director	Director

/s/ Karen Wilson Smithbauer
Karen Wilson Smithbauer
Director

Exhibit Index

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2011.
3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.
10.1	MBT Financial Corp. 2008 Stock Incentive Compensation Plan. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on June 5, 2008.
10.2	Monroe Bank & Trust Salary Continuation Agreement with Ronald D. LaBeau. Previously filed as Exhibit 10.2 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
10.3	MBT Financial Corp. Amended and Restated Change in Control Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.5 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2005.
10.4	Monroe Bank & Trust Group Director Death Benefit Only Plan. Previously filed as Exhibit 10.4 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2006.
10.5	Monroe Bank & Trust Group Executive Death Benefit Only Plan. Previously filed as Exhibit 10.5 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2006.
10.6	Monroe Bank & Trust Amended and Restated Supplemental Executive Retirement Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.1 to MBT Financial Corp.’s Form 10-Q for its fiscal year ended September 30, 2011.
10.7	MBT Financial Corp. Severance Agreements with Donald M. Lieto, James E. Morr, Thomas G. Myers, and John L. Skibski. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on January 26, 2006.
10.8	MBT Financial Corp. Severance Agreement with Scott E. McKelvey. Previously filed as Exhibit 10.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2007.
10.9	Real estate purchase agreement dated August 27, 2009 between Registrant’s wholly owned commercial bank subsidiary and D-M Investments, LLC. Previously filed as Exhibit 10 to the Form 8-K filed by MBT Financial Corp. on September 22, 2009.
10.10	Stipulation and consent to the issuance of a Consent Order with the FDIC and Michigan OFIR. Previously filed as Exhibit 10 to the Form 8-K filed by MBT Financial Corp. on July 13, 2010.
21	Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
23	Consent of Independent Auditors
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

