Form 10-Q
period 2012-03-31
MBT FINANCIAL CORP
filed 2012-05-15
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2012

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

As of May 15, 2012, there were 17,315,600 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012
Dollars in thousands	(Unaudited)	December 31, 2011

ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$19,275	$18,201
Interest bearing	85,304	57,794
Total cash and cash equivalents	104,579	75,995

Securities - Held to Maturity	35,788	35,364
Securities - Available for Sale	353,137	354,899
Federal Home Loan Bank stock - at cost	10,605	10,605

Loans held for sale	641	1,035

Loans	666,653	679,475
Allowance for Loan Losses	(20,481)	(20,865)
Loans - Net	646,172	658,610

Accrued interest receivable and other assets	8,179	7,700
Other Real Estate Owned	14,258	16,650
Bank Owned Life Insurance	48,023	47,653
Premises and Equipment - Net	29,067	29,516
Total assets	$1,250,449	$1,238,027

LIABILITIES
Deposits:
Non-interest bearing	$164,459	$164,852
Interest-bearing	871,091	857,458
Total deposits	1,035,550	1,022,310

Federal Home Loan Bank advances	107,000	107,000
Repurchase agreements	20,000	20,000
Interest payable and other liabilities	12,000	13,006
Total liabilities	1,174,550	1,162,316

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 shares authorized,
17,312,707 and 17,291,729 shares issued and outstanding)	2,129	2,099
Retained Earnings	73,952	72,735
Unearned Compensation	(67)	(87)
Accumulated other comprehensive income (loss)	(115)	964
Total stockholders' equity	75,899	75,711
Total liabilities and stockholders' equity	$1,250,449	$1,238,027

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended March 31,
Dollars in thousands, except per share data	2012	2011

Interest Income
Interest and fees on loans	$9,139	$10,352
Interest on investment securities-
Tax-exempt	380	372
Taxable	2,134	2,040
Interest on balances due from banks	43	38
Total interest income	11,696	12,802

Interest Expense
Interest on deposits	1,839	3,015
Interest on borrowed funds	929	1,018
Total interest expense	2,768	4,033

Net Interest Income	8,928	8,769
Provision For Loan Losses	2,250	5,750

Net Interest Income After
Provision For Loan Losses	6,678	3,019

Other Income
Income from wealth management services	968	987
Service charges and other fees	1,090	1,117
Net gain on sales of securities available for sale	1,100	67
Origination fees on mortgage loans sold	122	83
Bank owned life insurance income	370	412
Other	1,027	997
Total other income	4,677	3,663
Other Expenses
Salaries and employee benefits	5,106	4,849
Occupancy expense	725	777
Equipment expense	803	694
Marketing expense	198	246
Professional fees	588	699
Collection expenses	62	77
Net loss on other real estate owned	269	1,241
Other real estate owned expenses	469	308
FDIC Deposit Insurance Assessment	679	846
Other	1,113	987
Total other expenses	10,012	10,724

Income (Loss ) Before Income Taxes	1,343	(4,042)
Income Tax Expense	126	-
Net Income (Loss)	$1,217	$(4,042)

Other Comprehensive Income (Net of Tax)
Unrealized gains (losses) on securities	(1,131)	498
Postretirement benefit liability	52	52
Comprehensive Income (Loss)	$138	$(3,492)

Basic Earnings (Loss) Per Common Share	$0.07	$(0.23)

Diluted Earnings (Loss) Per Common Share	$0.07	$(0.23)

Common Stock Dividends Declared Per Share	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2012	$2,099	$72,735	$(87)	$964	$75,711

Issuance of Common Stock (20,978 shares)	25	-	-	-	25
Equity Compensation	5	-	20	-	25

Comprehensive income:
Net income	-	1,217	-	-	1,217
Change in net unrealized gain (loss) on securities
available for sale - Net of tax effect of $209	-	-	-	(405)	(405)
Reclassification adjustment for gains included
in net income - Net of tax effect of $374	-	-	-	(726)	(726)
Change in postretirement benefit obligation
Net of tax effect of $(27)	-	-	-	52	52
Total Comprehensive Income	138

Balance - March 31, 2012	$2,129	$73,952	$(67)	$(115)	$75,899

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
Dollars in thousands	2012	2011

Cash Flows from Operating Activities
Net Loss	$1,217	$(4,042)
Adjustments to reconcile net loss to net cash from operating activities
Provision for loan losses	2,250	5,750
Depreciation	500	521
Net amortization of investment premium and discount	435	297
Writedowns of Other Real Estate Owned	515	1,092
Net increase (decrease) in interest payable and other liabilities	(445)	652
Net decrease in interest receivable and other assets	(707)	(5,402)
Equity based compensation expense	40	45
Net gain on sale/settlement of securities	(1,100)	(67)
Increase in cash surrender value of life insurance	(370)	(412)
Net cash provided by (used for) operating activities	$2,335	$(1,566)

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$3,436	$602
Proceeds from maturities and redemptions of investment securities available for sale	74,009	7,050
Proceeds from sales of investment securities held to maturity	-	5,068
Proceeds from sales of investment securities available for sale	15,198	-
Net decrease in loans	8,466	20,811
Proceeds from sales of other real estate owned	4,226	760
Proceeds from sales of other assets	56	169
Purchase of investment securities held to maturity	(3,860)	-
Proceeds from surrender of Bank Owned Life Insurance	-	3,654
Purchase of investment securities available for sale	(88,494)	(68,142)
Purchase of bank premises and equipment	(53)	(53)
Net cash provided by (used for) investing activities	$12,984	$(30,081)

Cash Flows from Financing Activities
Net increase in deposits	$13,240	$13,248
Proceeds from issuance of common stock	25	15
Net cash provided by financing activities	$13,265	$13,263

Net Increase (Decrease) In Cash and Cash Equivalents	$28,584	$(18,384)

Cash and Cash Equivalents at Beginning Of Period	75,995	86,300
Cash And Cash Equivalents At End Of Period	$104,579	$67,916

Supplemental Cash Flow Information
Cash paid for interest	$2,764	$4,005
Cash paid for federal income taxes	$-	$-

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$2,104	$4,984
Transfer of loans to other assets	$12	$12

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The unaudited consolidated financial statements include the accounts of MBT Financial Corp. (the “Company”) and its subsidiary, Monroe Bank & Trust (the “Bank”). The Bank includes the accounts of its wholly owned subsidiary, MB&T Financial Services, Inc. The Bank operates seventeen branches in Monroe County, Michigan, seven branches in Wayne County, Michigan, and a mortgage loan office in Monroe County. The Bank’s primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Company’s sole business segment is community banking.

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (ASU 2011-04). ASU 2011-04 is the result of the work of the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. Disclosure of the fair value levels of our financial assets and financial liabilities was added to Note 7 upon adoption of this ASU in the first quarter of 2012.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income, along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update applies retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this statement in the first quarter of 2012, electing to present each component of other comprehensive income in a single continuous statement.

2. EARNINGS PER SHARE

The calculations of earnings (loss) per common share are as follows:

	For the three months ended March 31,
	2012	2011
Basic
Net profit (loss)	$1,217,000	$(4,042,000)
Net profit (loss) applicable to common stock	$1,217,000	$(4,042,000)
Average common shares outstanding	17,304,781	17,256,472
Earnings (Loss) per common share - basic	$0.07	$(0.23)

	2012	2011
Diluted
Net profit (loss)	$1,217,000	$(4,042,000)
Net profit (loss) applicable to common stock	$1,217,000	$(4,042,000)
Average common shares outstanding	17,304,781	17,256,472
Stock option adjustment	690	-
Average common shares outstanding - diluted	17,305,471	17,256,472
Profit (Loss) per common share - diluted	$0.07	$(0.23)

3. STOCK BASED COMPENSATION

Stock Options - The following table summarizes the options that had been granted to certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

		Weighted Average
	Shares	Exercise Price
Options Outstanding, January 1, 2012	436,503	$17.34
Granted	-	-
Exercised	-	-
Forfeited	22,168	13.85
Options Outstanding, March 31, 2012	414,335	$17.53
Options Exercisable, March 31, 2012	414,335	$17.34

Stock Only Stock Appreciation Rights (SOSARs) - On February 23, 2012, Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain executives in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. The SOSARs have a term of ten years and vest in three equal annual installments beginning on December 31, 2012. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant.

The fair value of $0.57 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 54.1%, a risk free rate of 1.34% and dividend yield of 0.00%. The following table summarizes the SOSARs that have been granted:

		Weighted Average
	Shares	Exercise Price
SOSARs Outstanding, January 1, 2012	320,000	$4.08
Granted	109,000	1.85
Exercised	-	-
Forfeited	6,000	5.13
SOSARs Outstanding, March 31, 2012	423,000	$3.49
SOSARs Exercisable, March 31, 2012	247,321	$4.65

Restricted Stock Unit Awards – On February 23, 2012, performance restricted stock units were awarded to certain key executive officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. Each Restricted Stock Unit (RSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a two year performance period that ends on December 31, 2013. Up to 50% of the aggregate RSUs granted may be earned in each year of the performance period subject to satisfying weighted performance thresholds. Earned RSUs vest on December 31, 2014.

The total expense for equity based compensation was $40,000 in the first quarter of 2012 and $45,000 in the first quarter of 2011.

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

Loans consist of the following (000s omitted):

	March 31,	December 31,
	2012	2011
Residential real estate loans	$249,983	$255,555
Commercial and Construction real estate loans	323,850	330,498
Agriculture and agricultural real estate loans	15,093	15,931
Commercial and industrial loans	64,607	63,762
Loans to individuals for household, family,
and other personal expenditures	13,120	13,729
Total loans, gross	666,653	679,475
Less: Allowance for loan losses	20,481	20,865
	646,172	658,610

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

The following table summarizes nonperforming assets (000’s omitted):

	March 31,	December 31,
	2012	2011
Nonaccrual loans	$45,436	$50,717
Loans 90 days past due and accruing	2	20
Restructured loans	25,954	24,774
Total nonperforming loans	$71,392	$75,511
Other real estate owned	14,258	16,650
Other assets	20	61
Nonperforming investment securities	2,888	2,984
Total nonperforming assets	$88,558	$95,206
Nonperforming assets to total assets	7.08%	7.69%
Allowance for loan losses to
nonperforming loans	28.69%	27.63%

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

Activity in the allowance for loan losses during the three months ended March 31, 2012 was as follows (000’s omitted):

March 31, 2012	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$64	$2,184	$9,351	$2,632	$6,227	$407	$20,865
Charge-offs	-	(96)	(1,573)	(462)	(654)	(47)	(2,832)
Recoveries	-	66	9	37	50	36	198
Provision	5	586	1,519	113	7	20	2,250
Ending balance	$69	$2,740	$9,306	$2,320	$5,630	$416	$20,481

Ending balance individually
evaluated for impairment	$69	$1,477	$3,408	$1,257	$2,453	$73	$8,737
Ending balance collectively
evaluated for impairment	-	1,263	5,898	1,063	3,177	343	11,744
Ending balance	$69	$2,740	$9,306	$2,320	$5,630	$416	$20,481

Loans:
Ending balance individually
evaluated for impairment	$1,051	$3,975	$36,492	$8,449	$19,568	$236	$69,771
Ending balance collectively
evaluated for impairment	14,042	60,632	265,417	13,492	230,415	12,884	596,882
Ending balance	$15,093	$64,607	$301,909	$21,941	$249,983	$13,120	$666,653

Activity in the allowance for loan losses during the three months ended March 31, 2011 was as follows (000’s omitted):

March 31, 2011	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$77	$3,875	$9,040	$3,285	$4,596	$350	$21,223
Charge-offs	-	(828)	(2,298)	(202)	(705)	(31)	(4,064)
Recoveries	-	93	7	10	302	106	518
Provision	16	(261)	4,481	495	1,205	(186)	5,750
Ending balance	$93	$2,879	$11,230	$3,588	$5,398	$239	$23,427

Ending balance individually
evaluated for impairment	$89	$934	$4,067	$1,140	$1,479	$62	$7,771
Ending balance collectively
evaluated for impairment	4	1,945	7,163	2,448	3,919	177	15,656
Ending balance	$93	$2,879	$11,230	$3,588	$5,398	$239	$23,427

Loans:
Ending balance individually
evaluated for impairment	$656	$6,650	$42,210	$8,090	$16,616	$155	$74,377
Ending balance collectively
evaluated for impairment	17,577	62,641	277,884	33,797	246,780	15,663	654,342
Ending balance	$18,233	$69,291	$320,094	$41,887	$263,396	$15,818	$728,719

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

The portfolio segments in each credit risk grade as of March 31, 2012 are as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$156	$1,244	$-	$3,085	$176,735	$12,841	$194,061
1	4	1,923	-	-	-	-	1,927
2	145	290	3,514	92	760	-	4,801
3	1,956	8,459	12,623	276	1,795	14	25,123
4	11,110	32,366	158,379	3,143	32,721	27	237,746
5	304	12,146	68,988	5,643	10,608	-	97,689
6	1,418	8,179	58,405	9,702	27,364	238	105,306
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$15,093	$64,607	$301,909	$21,941	$249,983	$13,120	$666,653

Performing	$14,013	$60,472	$265,663	$12,960	$229,431	$12,722	$595,261
Nonperforming	1,080	4,135	36,246	8,981	20,552	398	71,392
Total	$15,093	$64,607	$301,909	$21,941	$249,983	$13,120	$666,653

The portfolio segments in each credit risk grade as of March 31, 2011 are as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$33	$1,016	$173	$4,709	$197,629	$15,593	$219,153
1	-	1,746	-	-	-	-	1,746
2	201	315	5,109	105	1,101	-	6,831
3	5,919	6,341	15,369	1,008	2,488	35	31,160
4	10,611	38,746	160,663	13,913	24,789	30	248,752
5	512	10,670	62,481	8,466	12,226	-	94,355
6	957	10,457	76,299	13,686	25,163	160	126,722
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$18,233	$69,291	$320,094	$41,887	$263,396	$15,818	$728,719

Performing	$17,577	$62,742	$278,685	$33,182	$240,417	$15,380	$647,983
Nonperforming	656	6,549	41,409	8,705	22,979	438	80,736
Total	$18,233	$69,291	$320,094	$41,887	$263,396	$15,818	$728,719

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of March 31, 2012 and 2011 (000s omitted):

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$92	$-	$375	$467	$14,626	$15,093	$-
Commercial	611	88	569	1,268	63,339	64,607	2
Commercial Real Estate	4,906	2,826	11,197	18,929	282,980	301,909	-
Construction Real Estate	209	79	2,141	2,429	19,512	21,941	-
Residential Real Estate	5,977	2,533	4,621	13,131	236,852	249,983	-
Consumer and Other	78	22	88	188	12,932	13,120	-
Total	$11,873	$5,548	$18,991	$36,412	$630,241	$666,653	$2

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$98	$-	$343	$441	$17,792	$18,233	$-
Commercial	1,073	188	2,178	3,439	65,852	69,291	1
Commercial Real Estate	6,604	4,640	13,733	24,977	295,117	320,094	-
Construction Real Estate	1,327	197	3,973	5,497	36,390	41,887	-
Residential Real Estate	6,394	954	9,075	16,423	246,973	263,396	360
Consumer and Other	199	34	238	471	15,347	15,818	3
Total	$15,695	$6,013	$29,540	$51,248	$677,471	$728,719	$364

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

The following is a summary of non-accrual loans as of March 31, 2012 and 2011 (000s omitted):

	3/31/2012	3/31/2011
Agriculture and Agricultural Real Estate	$384	$343
Commercial	2,613	6,315
Commercial Real Estate	22,568	33,326
Construction Real Estate	5,735	7,757
Residential Real Estate	13,908	17,565
Consumer and Other	228	291
Total	$45,436	$65,597

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of March 31, 2012 and 2011 (000s omitted):

March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized in the Three Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$430	$978	$-	$478	$17
Commercial	198	376	-	344	7
Commercial Real Estate	11,126	13,764	-	11,721	93
Construction Real Estate	730	1,039	-	762	6
Residential Real Estate	6,603	8,989	-	7,599	136
Consumer and Other	88	89	-	89	1

With an allowance recorded:
Agriculture and Agricultural Real Estate	621	621	69	618	1
Commercial	3,777	4,179	1,477	3,833	56
Commercial Real Estate	25,366	33,357	3,408	25,832	184
Construction Real Estate	7,719	11,469	1,257	8,337	80
Residential Real Estate	12,965	15,629	2,453	13,297	145
Consumer and Other	148	148	73	149	3

Total:
Agriculture and Agricultural Real Estate	$1,051	$1,599	$69	$1,096	$18
Commercial	3,975	4,555	1,477	4,177	63
Commercial Real Estate	36,492	47,121	3,408	37,553	277
Construction Real Estate	8,449	12,508	1,257	9,099	86
Residential Real Estate	19,568	24,618	2,453	20,896	281
Consumer and Other	236	237	73	238	4

March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized in the Year Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$-
Commercial	1,444	3,017	-	1,494	9
Commercial Real Estate	8,240	11,521	-	9,010	50
Construction Real Estate	601	799	-	617	10
Residential Real Estate	9,143	11,642	-	9,656	228
Consumer and Other	-	-	-	-	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	656	656	89	655	2
Commercial	5,206	5,889	934	5,737	49
Commercial Real Estate	33,970	42,204	4,067	34,922	338
Construction Real Estate	7,489	12,537	1,140	7,995	12
Residential Real Estate	7,473	8,940	1,479	7,826	77
Consumer and Other	155	156	62	157	2

Total:
Agriculture and Agricultural Real Estate	$656	$656	$89	$655	$2
Commercial	6,650	8,906	934	7,231	58
Commercial Real Estate	42,210	53,725	4,067	43,932	388
Construction Real Estate	8,090	13,336	1,140	8,612	22
Residential Real Estate	16,616	20,582	1,479	17,482	305
Consumer and Other	155	156	62	157	2

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three month period ended March 31, 2012 are as follows (000s omitted from dollar amounts):

	Three months ended
	March 31, 2012
	Number of Contracts	Pre-Modification Recorded Principal Balance	Post-Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-
Commercial	6	782	433
Commercial Real Estate	8	2,969	1,884
Construction Real Estate	5	2,686	2,677
Residential Real Estate	3	515	515
Consumer and Other	2	27	26
Total	24	$6,979	$5,535

The Bank considers TDRs that become 90 days or more past due under the modified terms as defaulted. There were no loans that became TDRs during the three months ended March 31, 2012 that subsequently defaulted during the three months ended March 31, 2012.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of March 31, 2012 and December 31, 2011 (000’s omitted):

	Held to Maturity
	March 31, 2012
	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political
Subdivisions	$35,788	$627	$(192)	$36,223
	$35,788	$627	$(192)	$36,223

	Available for Sale
	March 31, 2012
	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government
Agencies	$145,198	$2,689	$(373)	$147,514
Mortgage Backed Securities issued
by U.S. Government Agencies	168,264	3,632	(101)	171,795
Obligations of States and Political
Subdivisions	15,595	594	(8)	16,181
Trust Preferred CDO Securities	9,538	-	(4,310)	5,228
Corporate Debt Securities	9,952	58	(165)	9,845
Other Securities	2,567	156	(149)	2,574
	$351,114	$7,129	$(5,106)	$353,137

	Held to Maturity
	December 31, 2011
	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political
Subdivisions	$35,364	$688	$(240)	$35,812
	$35,364	$688	$(240)	$35,812

	Available for Sale
	December 31, 2011
	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government
Agencies	$161,483	$4,071	$(22)	$165,532
Mortgage Backed Securities issued
by U.S. Government Agencies	156,883	3,320	(35)	160,168
Obligations of States and Political
Subdivisions	14,616	567	(5)	15,178
Trust Preferred CDO Securities	9,542	-	(4,075)	5,467
Corporate Debt Securities	6,070	-	(91)	5,979
Other Securities	2,567	156	(148)	2,575
	$351,161	$8,114	$(4,376)	$354,899

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.

March 31, 2012

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States
Government Agencies	$55,941	$373	$-	$-	$55,941	$373
Mortgage Backed Securities issued
by U.S. Government Agencies	30,982	101	-	-	30,982	101
Obligations of States and
Political Subdivisions	11,141	192	677	9	11,818	201
Trust Preferred CDO Securities	-	-	5,228	4,310	5,228	4,310
Corporate Debt Securities	3,835	165	-	-	3,835	165
Equity Securities	-	-	392	148	392	148
	$101,899	$831	$6,297	$4,467	$108,196	$5,298

December 31, 2011

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States
Government Agencies	$14,729	$22	$-	$-	$14,729	$22
Mortgage Backed Securities issued
by U.S. Government Agencies	26,453	35	-	-	26,453	35
Obligations of States and
Political Subdivisions	12,766	240	1,261	5	14,027	245
Trust Preferred CDO Securities	-	-	5,467	4,075	5,467	4,075
Corporate Debt Securities	5,979	91	-	-	5,979	91
Equity Securities	-	-	392	148	392	148
	$59,927	$388	$7,120	$4,228	$67,047	$4,616

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at March 31, 2012.

The Trust Preferred CDO Securities are issued by companies in the financial services industry, including banks, thrifts, and insurance companies. Each of the three securities owned by the Company is in an unrealized loss position. The main reasons for the impairment are the overall decline in market values for financial industry securities and the lack of an active market for these types of securities in particular. In determining whether the impairment is not other-than-temporary, the Company analyzed each security’s expected cash flows. The assumptions used in the cash flow analysis were developed following a review of the financial condition of the individual obligors in the pools. The analysis concluded that disruption of our cash flows due to defaults by issuers was currently not expected to occur in one of the three securities owned. As a result of uncertainties in the market place affecting companies in the financial services industry, it is at least reasonably possible that a change in the estimate will occur in the near term. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at March 31, 2012.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value, as defined in ASC Topic 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for market activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair value is used on a recurring basis for Available for Sale Securities. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes. Examples of these non-recurring uses of fair value include certain loans held for sale accounted for on a lower of cost or market basis. Depending on the nature of the asset or liability, the Corporation uses various valuation techniques and assumptions when estimating fair value.

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

The following tables present information about the Company’s assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, and the valuation techniques used by the Company to determine those fair values.

					Total
	Carrying				Estimated
March 31, 2012	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$104,579	$104,579	$-	$-	$104,579
Securities - Held to Maturity
Obligations of States and Political Subdivisions	35,788	-	36,223	36,223
Securities - Available for Sale
Obligations of U.S. Government Agencies	147,514	-	147,514	-	147,514
MBS issued by U.S. Government Agencies	171,795	-	171,795	-	171,795
Obligations of States and Political Subdivisions	16,181	-	16,181	-	16,181
Trust Preferred CDO Securities	5,228	-	-	5,228	5,228
Corporate Debt Securities	9,845	-	9,845	-	9,845
Other Securities	2,574	2,182	392	-	2,574
Federal Home Loan Bank Stock	10,605	-	-	10,605	10,605
Loans Held for Sale	641	-	641	-	641
Loans, net	646,172	-	-	671,025	671,025
Accrued Interest Receivable	3,933	3,933	-	-	3,933
Financial Liabilities:
Demand, NOW, savings and money market
savings deposits	709,123	709,123	-	-	709,123
Other Time Deposits	326,427	-	334,198	-	334,198
Borrowed funds
FHLB Advances	107,000	-	-	109,365	109,365
Repurchase Agreements	20,000	-	-	22,547	22,547
Accrued Interest Payable	480	480	-	-	480

					Total
	Carrying				Estimated
December 31, 2011	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$75,995	$75,995	$75,995
Securities - Held to Maturity
Obligations of States and Political Subdivisions	35,364	-	35,812	35,812
Securities - Available for Sale
Obligations of U.S. Government Agencies	165,532	-	165,532	-	165,532
MBS issued by U.S. Government Agencies	160,168	-	160,168	-	160,168
Obligations of States and Political Subdivisions	15,178	-	15,178	-	15,178
Trust Preferred CDO Securities	5,467	-	-	5,467	5,467
Corporate Debt Securities	5,979	-	5,979	-	5,979
Other Securities	2,575	2,183	392	-	2,575
Federal Home Loan Bank Stock	10,605	-	-	10,605	10,605
Loans Held for Sale	1,035	-	1,035	-	1,035
Loans, net	658,610	-	-	684,007	684,007
Accrued Interest Receivable	3,582	3,582	-	-	3,582
Financial Liabilities:
Demand, NOW, savings and money market
savings deposits	689,421	689,421	-	-	689,421
Other Time Deposits	332,889	-	339,927	-	339,927
Borrowed funds
FHLB Advances	107,000	-	-	109,664	109,664
Repurchase Agreements	20,000	-	-	22,773	22,773
Accrued Interest Payable	477	477	-	-	477

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

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale	2012	2011
Balance at January 1	$5,467	$5,188
Total realized and unrealized gains (losses) included in income	-	-
Total unrealized gains (losses) included in other comprehensive income	(239)	279
Net purchases, sales, calls and maturities	-	-
Net transfers in/out of Level 3	-	-
Balance at March 31	$5,228	$5,467

Of the Level 3 assets that were held by the Company at March 31, 2012, the unrealized loss for the three months ended March 31, 2012 was $239,000, which is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

The Company owns pooled Trust Preferred Securities (“TRUPs”) with a fair value of $5,228,000 as of March 31, 2012. Trading of these types of securities has increased recently but is primarily conducted on a distress sale or forced liquidation basis. As a result, the Company measures the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include loans and Other Real Estate Owned. The Company estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$69,771	$-	$-	$69,771
Other Real Estate Owned	$14,258	$-	$-	$14,258

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$70,803	$-	$-	$70,803
Other Real Estate Owned	$16,650	$-	$-	$16,650

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	March 31,	December 31,
	2012	2011
Commitments to extend credit:
Unused portion of commercial lines of credit	$66,375	$65,460
Unused portion of credit card lines of credit	2,704	2,756
Unused portion of home equity lines of credit	15,728	15,026
Standby letters of credit and financial guarantees written	4,267	4,461
All other off-balance sheet commitments	-	-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

MBT Financial Corp. (the “Company) is a bank holding company with one subsidiary, Monroe Bank & Trust (“the Bank”). The Bank is a commercial bank with a wholly owned subsidiary, MB&T Financial Services. MB&T Financial Services is an insurance agency which sells insurance policies to the Bank. The Bank operates 17 branch offices in Monroe County, Michigan and 7 offices in Wayne County, Michigan. The Bank’s primary source of income is interest income on its loans and investments and its primary expense is interest expense on its deposits and borrowings.

The national economic recovery is continuing slowly, and conditions in southeast Michigan are also slowly improving. Local unemployment rates improved significantly over the past year, and are now comparable to the state and national averages, but remain above the historical norms. Commercial and residential development property values continue to show some stability with some areas improving slightly. Our total problem assets, which include nonperforming loans, other real estate owned, non accrual investments, and performing loans that are internally classified as potential problems, decreased $7.6 million, or 5.6% during the first quarter of 2012, allowing us to decrease our Allowance for Loan and Lease Losses (ALLL) from $20.9 million to $20.5 million. The loan portfolio decreased $12.8 million during the quarter, and the ALLL as a percent of loans was unchanged at 3.07%. Although local property values and the unemployment rate have stabilized over the past several quarters, we anticipate a slower than normal recovery in our local markets in 2012. We will continue to focus our efforts on improving asset quality, maintaining liquidity, strengthening capital, and controlling expenses.

Net Interest Income increased $159,000 compared to the first quarter of 2011 even though the average earning assets decreased $17.6 million, or 1.5% as the net interest margin increased from 3.11% to 3.18% and the quarter was one day longer. The provision for loan losses decreased from $5.75 million in the first quarter of 2011 to $2.25 million in the first quarter of 2012. Improvement in the risk ratings of loans, a decrease in the historical loss rates, and the decrease in the size of the loan portfolio decreased the amount of ALLL required. As a result, we were able to record a provision that was smaller than the net charge offs for the quarter. Non interest income increased $1.0 million, primarily due to an increase in gains on securities transactions. Non interest expenses decreased $712,000, or 6.6% due to lower losses on Other Real Estate Owned, and lower FIDC deposit insurance assessments. We continue to work to control costs, and we decreased several non interest expense categories. We expect credit related expenses, including the costs of carrying a high level of Other Real Estate Owned (OREO), to continue to improve, but still remain above normal levels, throughout 2012.

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

Income tax accounting standards require companies to assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all evidence using a “more likely than not” standard. We reviewed our deferred tax asset, considering both positive and negative evidence and analyzing changes in near term market conditions as well as other factors that may impact future operating results. Significant negative evidence is our net operating losses for the last three years, combined with a difficult economic environment and a slow economic recovery projected for southeast Michigan. Positive evidence includes our history of strong earnings prior to 2008, our third consecutive quarterly profit in the first quarter of 2012, our strong capital position, our steady net interest margin, our improving asset quality, and our non interest expense control initiatives. Based on our analysis of the evidence, we believed that it was appropriate to maintain a valuation allowance equal to the full amount of the deferred tax asset as of March 31, 2012.

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

Financial Condition

National economic conditions began to recover in the second half of 2009, but regional conditions remained weak until 2010. Local unemployment and property values have stabilized and the economic environment in southeast Michigan is continuing to slowly show improvement. Our nonperforming assets decreased 7.0% during the quarter, from $95.2 million to $88.6 million, and total problem assets decreased from $136.8 million to $129.1 million. Total loans decreased due to low loan demand, payments received in the ordinary course of business, and charge offs of existing loans. We continued to manage toward a decreased use of high cost wholesale funding, which, coupled with a decrease in non accrual loans, has helped improve our net interest margin. While the local economy is slowly recovering, lending opportunities are beginning to increase. We expect the slow recovery to continue in our market area in 2012. The Company expects low deposit growth and a slight reduction in total assets in 2012, and intends to continue to focus efforts on improved credit quality, capital management, and enterprise risk mitigation.

Since December 31, 2011, total loans decreased $12.8 million (2.0%) because the loan demand did not result in enough new loan activity to offset write downs recorded and payments received. At the same time, deposits increased $13.2 million, or 1.3% due to typical seasonal increases in municipal deposits. The reduction in loans and increase in deposits resulted in an increase of $12.4 million (1.0%) in total assets since the end of 2011. Total capital increased $188,000 or 0.2%, as the profit of $1.2 million was offset by the decrease of $1.1 million in the accumulated other comprehensive income (AOCI) due to a decrease in the value of our securities available for sale. The total assets increased at a faster rate than capital, causing the capital to assets ratio to decrease from 6.11% at December 31, 2011 to 6.07% at March 31, 2012.

The amount of nonperforming assets (“NPAs”) decreased $6.6 million or 7.0% during the first quarter of 2012. NPAs include non performing loans, which decreased 5.5% from $75.5 million to $71.4 million, and Other Real Estate Owned and Other Assets (“OREO”), which decreased 14.6% from $16.7 million to $14.3 million. Total problem assets, which includes all NPAs and performing loans that are internally classified as substandard, decreased $7.6 million, or 5.6%. The Company’s Allowance for Loan and Lease Losses (“ALLL”) decreased $0.4 million since December 31, 2011, due to a decrease in the size of the portfolio and an improvement in the quality of the assets in the loan portfolio. The ALLL is now 3.07% of loans, unchanged compared to December 31, 2011 and down from 3.21% at March 31, 2011. The ALLL is 28.69% of nonperforming loans (“NPLs”), compared to 27.63% at year end and 29.02% at March 31, 2011. In light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in the loan portfolio.

Results of Operations – First Quarter 2012 vs. First Quarter 2011

Net Interest Income - A comparison of the income statements for the three months ended March 31, 2011 and 2012 shows an increase of $159,000, or 1.8%, in Net Interest Income. Interest income on loans decreased $1.2 million or 11.7% as the average loans outstanding decreased $71.7 million and the average yield on loans decreased from 5.64% to 5.46%. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $107,000 as the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $54.0 million but the yield decreased from 2.37% to 2.17%. The yield on investments decreased because the Company is maintaining its strong liquidity position by keeping its excess funds in low yielding short term investments and deposits in the Federal Reserve Bank. A continued low overall level of interest rates and the maturity of some high cost borrowings and brokered certificates of deposit allowed funding costs to decrease more than asset yields. The interest expense on deposits decreased $1,176,000 or 39.0% as the average deposits decreased $17.1 million and the average cost of deposits decreased from 1.17% to 0.72%. The cost of borrowed funds decreased $89,000 as the average amount of borrowed funds decreased $16.5 million but the average cost of the borrowings increased from 2.87% to 2.94%.

Provision for Loan Losses - The Provision for Loan Losses decreased from $5.75 million in the first quarter of 2011 to $2.25 million in the first quarter of 2012. Net charge offs were $2.6 million during the first quarter of 2012, compared to $3.5 million in the first quarter of 2011. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to a decrease in the size of the portfolio, a decrease in the historical loss percentages, and a decrease in the specific allocations, we were able to maintain an adequate ALLL in the first quarter of 2012 even though we recorded a provision that was less than our net charge offs. The ALLL is 3.07% of loans as of March 31, 2012, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income increased $1.0 million, or 27.7% compared to the first quarter of 2011, as gains on the sales of securities increased $1.0 million. Service charges and other fees on deposit accounts decreased $27,000, or 2.4%, primarily due to a decrease in overdraft fees on checking accounts. Origination fees on mortgage loan sold increased $39,000, or 47.0% due to higher mortgage loan origination volume in 2012. Income on Bank Owned Life Insurance policies decreased $42,000, or 10.2% due to a decrease in the yields on the policies this year. The gain on securities transactions was the result of some sales of federal agency securities. Securities were sold to rebalance the Bank’s interest rate risk. The sales had the additional benefit of producing the gain, which improved the bank’s capital ratios.

Other Expenses – Total non interest expenses decreased $712,000, or 6.6% compared to the first quarter of 2011. Salaries and Employee Benefits increased $257,000, or 5.3%, due to increases in medical insurance, life insurance, and payroll tax expenses. Occupancy expense decreased $52,000 due to lower maintenance costs as a result of the mild winter weather. Marketing expense decreased $48,000, or 19.5% mainly due to the elimination of our debit card rewards program. Losses on Other Real Estate Owned (OREO) properties decreased $972,000 compared to the first quarter of 2011 as the property values stabilized in the second half of 2011. We conducted an auction of OREO properties in April, 2012, and the first quarter expense includes $204,000 to write down properties sold at the auction. The sales will close in the second quarter, but the losses were recognized as write downs of the property values in the first quarter. FDIC deposit insurance premium expense decreased $167,000, or 19.7%, due to a change in the assessment method in 2011.

As a result of the above activity, the Profit Before Income Taxes in the first quarter of 2012 was $1,343,000, an improvement of $5.4 million compared to the loss of $4.042 million in the first quarter of 2011. In the first quarter of 2012, we recorded a federal income tax expense of $126,000. The Corporation is currently being audited by the IRS, and the ultimate resolution of the exam is still uncertain. This accrual is to absorb the effect of an uncertain tax position that is being challenged by the IRS. The issue being challenged involves the timing of income recognition and would normally result in an increase in the deferred tax asset. However, the Corporation is maintaining a valuation allowance against 100% of its deferred tax asset, so the estimated tax adjustment must be expensed. No income tax benefit or expense was recorded in the first quarter of 2011 due to the net operating loss carry forwards and the uncertainty of our expected ability to utilize our existing deferred tax assets. The Net profit for the first quarter of 2012 was $1,217,000, compared to a net loss of $4,042,000 in the first quarter of 2011.

As part of its audit, the IRS is also reviewing loan charge-offs for partially worthless loans deducted in 2008 and 2009. Although the charge-offs were in compliance with state and federal bank regulatory agency guidelines, the IRS examining agent conducting the audit has called into question the deductibility of certain charge-offs for income tax purposes based on the facts and circumstances of a loan at the time of the charge-off. We believe that the charge-off deductions were proper when taken. The IRS agent has not yet proposed to disallow deduction of any specific amount of charge-offs. Moreover, any future disallowance by the IRS may only affect the timing of the deduction, rather than resulting in complete loss of the deduction. Presently, it is not yet possible to determine the amount or effect of any potential disallowance and therefore no income tax expense has been recorded to date.

Cash Flows

Cash flows provided by operating activities increased $3.9 million compared to the first quarter of 2011 as the net income increased due to the decrease in the provision for loan losses. Cash flows from investing activities increased $43.1 million in the first quarter of 2012 compared to the first quarter of 2011 due to increased sales and redemptions of investment securities. The amount of cash provided by financing activities was $13.3 million in the first three months of both 2011 and 2012 as the increase in deposits was the same both years. Total cash and cash equivalents increased $76.0 million in the first quarter of 2012.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of March 31, 2012, the Bank utilized $107.0 million of its authorized limit of $265 million with the Federal Home Loan Bank of Indianapolis, none of its $10 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, and none of its $25 million of federal funds line with a correspondent bank.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first three months of 2012 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $75.9 million at March 31, 2012 and $75.7 million at December 31, 2011. The ratio of equity to assets was 6.07% at March 31, 2012 and 6.12% at December 31, 2011. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of March 31, 2012:
Total Capital to Risk-Weighted Assets
Consolidated	$86,012	10.86%	$79,198	10%
Monroe Bank & Trust	85,525	10.81%	79,141	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	75,975	9.59%	47,519	6%
Monroe Bank & Trust	75,428	9.53%	47,485	6%
Tier 1 Capital to Average Assets
Consolidated	75,975	6.12%	62,033	5%
Monroe Bank & Trust	75,428	6.08%	62,007	5%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital to Risk-Weighted Assets
Consolidated	$84,970	10.48%	$81,084	10%
Monroe Bank & Trust	84,441	10.42%	81,033	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	74,695	9.21%	48,650	6%
Monroe Bank & Trust	74,106	9.15%	48,620	6%
Tier 1 Capital to Average Assets
Consolidated	74,695	6.07%	61,505	5%
Monroe Bank & Trust	74,106	6.03%	61,481	5%

On July 12, 2010, the Bank entered into a Consent Order with its state and federal regulators. While the Bank is under the Consent Order, it is classified as “adequately capitalized” even if its ratios meet the “well capitalized” guidelines.

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank’s earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank’s market risk is monitored monthly and it has not changed significantly since year-end 2011.

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first three months of 2012, the Bank’s interest rate risk has remained within its policy limits.

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

The Bank’s interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2011.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2012, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

MBT Financial Corp. and its subsidiaries are not a party to, nor is any of their property the subject of any material legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

MBT Financial Corp.
(Registrant)

May 15, 2012	By /s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President & Chief Executive Officer

May 15, 2012	By /s/ John L. Skibski
Date	John L. Skibski
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

- 31 -