Form 10-Q
period 2012-06-30
MBT FINANCIAL CORP
filed 2012-08-14
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2012

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

As of August 14, 2012, there were 17,321,592 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012
Dollars in thousands	(Unaudited)	December 31, 2011

ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$18,705	$18,201
Interest bearing	67,088	57,794
Total cash and cash equivalents	85,793	75,995

Securities - Held to Maturity	30,577	35,364
Securities - Available for Sale	361,317	354,899
Federal Home Loan Bank stock - at cost	10,605	10,605

Loans held for sale	1,376	1,035

Loans	667,228	679,475
Allowance for Loan Losses	(19,486)	(20,865)
Loans - Net	647,742	658,610

Accrued interest receivable and other assets	7,938	7,700
Other Real Estate Owned	12,756	16,650
Bank Owned Life Insurance	48,356	47,653
Premises and Equipment - Net	28,811	29,516
Total assets	$1,235,271	$1,238,027

LIABILITIES
Deposits:
Non-interest bearing	$168,419	$164,852
Interest-bearing	849,083	857,458
Total deposits	1,017,502	1,022,310

Federal Home Loan Bank advances	107,000	107,000
Repurchase agreements	20,000	20,000
Interest payable and other liabilities	13,985	13,006
Total liabilities	1,158,487	1,162,316

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 shares authorized, 17,318,153 and 17,291,729 shares issued and outstanding)	2,156	2,099
Retained earnings	74,205	72,735
Unearned compensation	(47)	(87)
Accumulated other comprehensive income	470	964
Total stockholders' equity	76,784	75,711
Total liabilities and stockholders' equity	$1,235,271	$1,238,027

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2012	2011	2012	2011

Interest Income
Interest and fees on loans	$8,938	$9,992	$18,077	$20,344
Interest on investment securities-
Tax-exempt	355	351	735	723
Taxable	1,995	2,121	4,129	4,161
Interest on balances due from banks	46	30	89	68
Total interest income	11,334	12,494	23,030	25,296

Interest Expense
Interest on deposits	1,637	2,960	3,476	5,975
Interest on borrowed funds	913	956	1,842	1,974
Total interest expense	2,550	3,916	5,318	7,949

Net Interest Income	8,784	8,578	17,712	17,347
Provision For Loan Losses	1,050	2,850	3,300	8,600

Net Interest Income After
Provision For Loan Losses	7,734	5,728	14,412	8,747

Other Income
Income from wealth management services	828	996	1,796	1,983
Service charges and other fees	1,125	1,179	2,215	2,296
Net gain on sales of securities available for sale	40	29	1,140	96
Origination fees on mortgage loans sold	204	86	326	169
Bank owned life insurance income	333	390	703	802
Other	1,034	1,178	2,061	2,175
Total other income	3,564	3,858	8,241	7,521

Other Expenses
Salaries and employee benefits	4,953	4,884	10,059	9,733
Occupancy expense	626	688	1,351	1,465
Equipment expense	746	748	1,549	1,442
Marketing expense	175	235	373	481
Professional fees	524	594	1,112	1,293
Collection expenses	98	57	160	134
Net loss on other real estate owned	230	884	499	2,125
Other real estate owned expenses	439	564	908	872
FDIC Deposit Insurance Assessment	694	790	1,373	1,636
Other	1,137	925	2,250	1,912
Total other expenses	9,622	10,369	19,634	21,093

Income (Loss ) Before Income Taxes	1,676	(783)	3,019	(4,825)
Income Tax Expense	1,423	-	1,549	-
Net Income (Loss)	$253	$(783)	$1,470	$(4,825)

Other Comprehensive Income (Net of Tax)
Unrealized gains on securities	559	3,259	154	3,801
Reclassification adjustment for gains included in net income	(26)	(19)	(752)	(63)
Postretirement benefit liability	52	51	104	103
Total Other Comprehensive Income (Net of Tax)	585	3,291	(494)	3,841

Comprehensive Income (Loss)	$838	$2,508	$976	$(984)

Basic Earnings (Loss) Per Common Share	$0.01	$(0.05)	$0.08	$(0.28)

Diluted Earnings (Loss) Per Common Share	$0.01	$(0.05)	$0.08	$(0.28)

Common Stock Dividends Declared Per Share	$-	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2012	$2,099	$72,735	$(87)	$964		$75,711

Issuance of Common Stock (26,424 shares)	39	-	-	-	‘	39
Equity Compensation	18	-	40	-		58

Comprehensive income:
Net income	-	1,470	-	-		1,470
Change in net unrealized gain (loss) on securities available for sale - Net of tax effect of $(80)	-	-	-	154		154
Reclassification adjustment for gains included in net income - Net of tax effect of $388	-	-	-	(752)		(752)
Change in postretirement benefit obligation
Net of tax effect of $(53)	-	-	-	104		104
Total Comprehensive Income						976

Balance - June 30, 2012	$2,156	$74,205	$(47)	$470		$76,784

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
Dollars in thousands	2012	2011
Cash Flows from Operating Activities
Net Income (Loss)	$1,470	$(4,825)
Adjustments to reconcile net loss to net cash from operating activities
Provision for loan losses	3,300	8,600
Depreciation	990	1,040
Net amortization of investment premium and discount	967	525
Writedowns of Other Real Estate Owned	861	1,951
Net increase in interest payable and other liabilities	1,359	1,329
Net decrease in interest receivable and other assets	(632)	(5,660)
Equity based compensation expense	90	85
Net gain on sale/settlement of securities	(1,140)	(96)
Increase in cash surrender value of life insurance	(703)	(802)
Net cash provided by operating activities	$6,562	$2,147

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$8,656	$3,805
Proceeds from maturities and redemptions of investment securities available for sale	145,582	54,366
Proceeds from sales of investment securities available for sale	15,184	5,068
Net decrease in loans	3,139	29,178
Proceeds from sales of other real estate owned	7,418	3,096
Proceeds from sales of other assets	99	229
Purchase of investment securities held to maturity	(3,860)	(13,000)
Proceeds from surrender of Bank Owned Life Insurance	-	3,654
Purchase of investment securities available for sale	(167,926)	(91,720)
Purchase of bank premises and equipment	(287)	(202)
Net cash provided by (used for) investing activities	$8,005	$(5,526)

Cash Flows from Financing Activities
Net increase in deposits	$(4,808)	$(13,589)
Repayment of Federal Home Loan Bank borrowings	-	(3,500)
Repayment of repurchase agreements	-	(10,000)
Proceeds from issuance of common stock	39	27
Net cash provided by financing activities	$(4,769)	$(27,062)

Net Increase (Decrease) In Cash and Cash Equivalents	$9,798	$(30,441)

Cash and Cash Equivalents at Beginning Of Period	75,995	86,300
Cash And Cash Equivalents At End Of Period	$85,793	$55,859

Supplemental Cash Flow Information
Cash paid for interest	$5,378	$8,010
Cash paid for federal income taxes	$-	$-

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$4,031	$6,929
Transfer of loans to other assets	$57	$53

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

2. EARNINGS PER SHARE

The calculations of earnings (loss) per common share are as follows:

		For the three months ended June 30,		For the six months ended June 30,
		2012	2011	2012	2011
Basic
	Net profit (loss)	$253,000	$(783,000)	$1,470,000	$(4,825,000)
	Net profit (loss) applicable to common stock	$253,000	$(783,000)	$1,470,000	$(4,825,000)
	Average common shares outstanding	17,315,696	17,265,075	17,310,239	17,260,797
	Earnings (Loss) per common share - basic	$0.01	$(0.05)	$0.08	$(0.28)

		2012	2011	2012	2011
Diluted
	Net profit (loss)	$253,000	$(783,000)	$1,470,000	$(4,825,000)
	Net profit (loss) applicable to common stock	$253,000	$(783,000)	$1,470,000	$(4,825,000)
	Average common shares outstanding	17,315,696	17,265,075	17,310,239	17,260,797
	Stock option adjustment	66,723	-	30,052	-
	Average common shares outstanding - diluted	17,382,419	17,265,075	17,340,291	17,260,797
	Earnings (Loss) per common share - diluted	$0.01	$(0.05)	$0.08	$(0.28)

3. STOCK BASED COMPENSATION

Stock Options - The following table summarizes the options that had been granted to certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

		Weighted Average
	Shares	Exercise Price
Options Outstanding, January 1, 2012	436,503	$17.34
Granted	-	-
Exercised	-	-
Forfeited	22,168	13.85
Options Outstanding, June 30, 2012	414,335	$17.53
Options Exercisable, June 30, 2012	414,335	$17.53

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

The fair value of $1.11 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 60.7%, a risk free interest rate of 1.40% and dividend yield of 0.00%. The following table summarizes the SOSARs that have been granted:

		Weighted Average
	Shares	Exercise Price
SOSARs Outstanding, January 1, 2012	320,000	$4.08
Granted	104,000	1.85
Exercised	-	-
Forfeited	6,000	5.13
SOSARs Outstanding, June 30, 2012	418,000	$3.51
SOSARs Exercisable, June 30, 2012	247,321	$4.65

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

The total expense for equity based compensation was $50,000 in the second quarter of 2012 and $40,000 in the second quarter of 2011. The total expense for equity based compensation was $90,000 in the first six months of 2012 and $85,000 in the first six months of 2011.

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

Loans consist of the following (000s omitted):

	June 30,	December 31,
	2012	2011
Residential real estate loans	$254,416	$255,555
Commercial and Construction real estate loans	319,014	330,498
Agriculture and agricultural real estate loans	16,170	15,931
Commercial and industrial loans	64,971	63,762
Loans to individuals for household, family, and other personal expenditures	12,657	13,729
Total loans, gross	667,228	679,475
Less: Allowance for loan losses	19,486	20,865
	647,742	658,610

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

The following table summarizes nonperforming assets (000’s omitted):

	June 30,	December 31,
	2012	2011
Nonaccrual loans	$40,139	$50,717
Loans 90 days past due and accruing	2	20
Restructured loans	26,134	24,774
Total nonperforming loans	$66,275	$75,511

Other real estate owned	12,756	16,650
Other assets	21	61
Nonperforming investment securities	2,829	2,984
Total nonperforming assets	$81,881	$95,206

Nonperforming assets to total assets	6.63%	7.69%
Allowance for loan losses to nonperforming loans	29.40%	27.63%

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

Activity in the allowance for loan losses during the three and six months ended June 30, 2012 was as follows (000’s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended June 30, 2011
Beginning Balance	$69	$2,740	$9,306	$2,320	$5,630	$416	$20,481
Charge-offs	-	(166)	(1,490)	(140)	(540)	(34)	(2,370)
Recoveries	-	104	12	105	53	51	325
Provision	(69)	103	909	(274)	500	(119)	1,050
Ending balance	$-	$2,781	$8,737	$2,011	$5,643	$314	$19,486

Allowance for loan losses: For the six months ended June 30, 2012
Beginning Balance	$64	$2,184	$9,351	$2,632	$6,227	$407	$20,865
Charge-offs	-	(262)	(3,063)	(602)	(1,194)	(81)	(5,202)
Recoveries	-	170	21	142	103	87	523
Provision	(64)	689	2,428	(161)	507	(99)	3,300
Ending balance	$-	$2,781	$8,737	$2,011	$5,643	$314	$19,486

Allowance for loan losses as of June 30, 2012
Ending balance individually
evaluated for impairment	$-	$1,614	$2,476	$1,264	$2,478	$71	$7,903
Ending balance collectively
evaluated for impairment	-	1,167	6,261	747	3,165	243	11,583
Ending balance	$-	$2,781	$8,737	$2,011	$5,643	$314	$19,486

Activity in the allowance for loan losses during the three and six months ended June 30, 2011 was as follows (000’s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended June 30, 2011
Beginning Balance	$93	$2,879	$11,230	$3,588	$5,398	$239	$23,427
Charge-offs	-	(596)	(1,380)	(645)	(1,234)	(115)	(3,970)
Recoveries	-	81	113	11	60	57	322
Provision	89	(570)	935	390	1,709	297	2,850
Ending balance	$182	$1,794	$10,898	$3,344	$5,933	$478	$22,629

Allowance for loan losses: For the six months ended June 30, 2011
Beginning Balance	$77	$3,875	$9,040	$3,285	$4,596	$350	$21,223
Charge-offs	-	(1,424)	(3,678)	(847)	(1,939)	(146)	(8,034)
Recoveries	-	174	120	21	362	163	840
Provision	105	(831)	5,416	885	2,914	111	8,600
Ending balance	$182	$1,794	$10,898	$3,344	$5,933	$478	$22,629

Allowance for loan losses as of June 30, 2011
Ending balance individually
evaluated for impairment	$89	$427	$4,933	$854	$1,056	$71	$7,430
Ending balance collectively
evaluated for impairment	93	1,367	5,965	2,490	4,877	407	15,199
Ending balance	$182	$1,794	$10,898	$3,344	$5,933	$478	$22,629

Loans as of June 30, 2011
Ending balance individually
evaluated for impairment	$1,168	$3,032	$41,029	$7,860	$18,056	$166	$71,311
Ending balance collectively
evaluated for impairment	18,586	66,412	272,209	23,073	250,057	15,491	645,828
Ending balance	$19,754	$69,444	$313,238	$30,933	$268,113	$15,657	$717,139

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

The portfolio segments in each credit risk grade as of June 30, 2012 are as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$157	$2,590	$-	$3,035	$173,596	$12,389	$191,767
1	3	2,532	-	-	-	-	2,535
2	210	277	2,813	89	750	-	4,139
3	1,808	5,855	11,591	219	2,066	12	21,551
4	12,527	34,126	160,303	2,981	40,876	23	250,836
5	301	11,734	66,405	5,496	9,049	-	92,985
6	1,164	7,857	58,149	7,933	28,079	233	103,415
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$16,170	$64,971	$299,261	$19,753	$254,416	$12,657	$667,228

Performing	$15,338	$61,193	$266,425	$11,372	$234,331	$12,294	$600,953
Nonperforming	832	3,778	32,836	8,381	20,085	363	66,275
Total	$16,170	$64,971	$299,261	$19,753	$254,416	$12,657	$667,228

The portfolio segments in each credit risk grade as of December 31, 2011 are as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$158	$823	$139	$3,021	$181,853	$13,454	$199,448
1	-	1,188	-	-	-	-	1,188
2	145	341	3,735	95	770	-	5,086
3	3,547	7,049	14,331	322	1,853	26	27,128
4	10,337	32,726	163,586	3,261	29,984	31	239,925
5	274	14,556	65,611	6,124	10,969	-	97,534
6	1,470	7,079	59,673	10,600	30,126	218	109,166
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$15,931	$63,762	$307,075	$23,423	$255,555	$13,729	$679,475

Performing	$14,753	$61,054	$270,072	$13,657	$230,729	$13,350	$603,615
Nonperforming	1,178	2,708	37,003	9,766	24,826	379	75,860
Total	$15,931	$63,762	$307,075	$23,423	$255,555	$13,729	$679,475

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of June 30, 2012 and December 31, 2011 (000s omitted):

June 30, 20112	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$209	$-	$382	$591	$15,579	$16,170	$-
Commercial	1,179	272	424	1,875	63,096	64,971	2
Commercial Real Estate	5,996	2,418	8,945	17,359	281,902	299,261	-
Construction Real Estate	415	-	1,911	2,326	17,427	19,753	-
Residential Real Estate	6,121	1,522	3,712	11,355	243,061	254,416	-
Consumer and Other	158	23	48	229	12,428	12,657	-
Total	$14,078	$4,235	$15,422	$33,735	$633,493	$667,228	$2

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$614	$-	$364	$978	$14,953	$15,931	$-
Commercial	1,530	50	1,240	2,820	60,942	63,762	11
Commercial Real Estate	3,340	286	11,988	15,614	291,461	307,075	-
Construction Real Estate	460	2,093	2,134	4,687	18,736	23,423	-
Residential Real Estate	5,604	1,337	5,344	12,285	243,270	255,555	-
Consumer and Other	188	58	130	376	13,353	13,729	9
Total	$11,736	$3,824	$21,200	$36,760	$642,715	$679,475	$20

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

The following is a summary of non-accrual loans as of June 30, 2012 and December 31, 2011 (000s omitted):

	6/30/2012	12/31/2011
Agriculture and Agricultural Real Estate	$391	$867
Commercial	2,370	2,309
Commercial Real Estate	18,482	23,557
Construction Real Estate	5,178	6,653
Residential Real Estate	13,521	17,484
Consumer and Other	197	196
Total	$40,139	$51,066

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of June 30, 2012 and 2011 (000s omitted):

June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended	Average Recorded Investment for the Six Months Ended	Interest Income Recognized in the Six Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$801	$1,337	$-	$832	$12	$835	$29
Commercial	126	309	-	222	4	222	11
Commercial Real Estate	14,098	18,895	-	16,951	240	16,278	333
Construction Real Estate	881	1,334	-	1,124	20	1,106	26
Residential Real Estate	7,006	10,971	-	8,846	116	8,595	252
Consumer and Other	-	-	-	-	-	-	-

.With an allowance recorded:
Agriculture and Agricultural Real Estate	-	-	-	-		-	-
Commercial	3,707	3,946	1,614	3,953	53	3,942	109
Commercial Real Estate	18,398	24,112	2,476	18,910	186	18,989	370
Construction Real Estate	7,055	9,462	1,264	7,533	45	7,509	125
Residential Real Estate	11,426	11,952	2,478	11,767	126	11,699	271
Consumer and Other	223	223	71	227	4	225	7

Total:
Agriculture and Agricultural Real Estate	$801	$1,337	$-	$832	$12	$835	$29
Commercial	3,833	4,255	1,614	4,175	57	4,164	120
Commercial Real Estate	32,496	43,007	2,476	35,861	426	35,267	703
Construction Real Estate	7,936	10,796	1,264	8,657	65	8,615	151
Residential Real Estate	18,432	22,923	2,478	20,613	242	20,294	523
Consumer and Other	223	223	71	227	4	225	7

June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended	Average Recorded Investment for the Six Months Ended	Interest Income Recognized in the Six Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$555	$1,078	$-	$581	$19	$533	$19
Commercial	688	1,142	-	790	-	758	9
Commercial Real Estate	6,546	9,049	-	6,812	78	6,820	128
Construction Real Estate	587	788	-	614	5	611	15
Residential Real Estate	8,711	11,454	-	9,514	142	9,407	370
Consumer and Other	3	3	-	3	-	3	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	613	612	89	612	-	612	2
Commercial	2,344	2,714	427	2,420	4	2,405	53
Commercial Real Estate	34,483	42,703	4,933	35,200	314	35,205	652
Construction Real Estate	7,273	12,920	854	7,799	26	7,779	38
Residential Real Estate	9,345	11,334	1,056	10,319	187	9,976	264
Consumer and Other	163	162	71	165	3	164	5

Total:
Agriculture and Agricultural Real Estate	$1,168	$1,690	$89	$1,193	$19	$1,145	$21
Commercial	3,032	3,856	427	3,210	4	3,163	62
Commercial Real Estate	41,029	51,752	4,933	42,012	392	42,025	780
Construction Real Estate	7,860	13,708	854	8,413	31	8,390	53
Residential Real Estate	18,056	22,788	1,056	19,833	329	19,383	634
Consumer and Other	166	165	71	168	3	167	5

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three and six month periods ended June 30, 2012 are as follows (000s omitted from dollar amounts):

	Three months ended			Six months ended
	June 30, 2012			June 30, 2012
	Number of Contracts	Pre-Modification Recorded Principal Balance	Post-Modification Recorded Principal Balance	Number of Contracts	Pre-Modification Recorded Principal Balance	Post-Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	-	-	-	6	782	412
Commercial Real Estate	2	264	264	9	2,403	2,091
Construction Real Estate	-	-	-	5	2,686	2,631
Residential Real Estate	11	1,964	1,964	14	2,479	1,678
Consumer and Other	-	-	-	2	27	26
Total	13	$2,228	$2,228	36	$8,377	$6,838

The Bank considers TDRs that become 90 days or more past due under the modified terms as defaulted. There were no loans that became TDRs during the six months ended June 30, 2012 that subsequently defaulted during the six months ended June 30, 2012.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of June 30, 2012 and December 31, 2011 (000’s omitted):

	Held to Maturity
	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political
Subdivisions	$30,577	$842	$(215)	$31,204
	$30,577	$842	$(215)	$31,204

	Available for Sale
	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$147,960	$3,171	$(49)	$151,082
Mortgage Backed Securities issued by U.S. Government Agencies	173,488	3,652	(101)	177,039
Obligations of States and Political Subdivisions	14,982	631	(3)	15,610
Trust Preferred CDO Securities	9,534	-	(4,453)	5,081
Corporate Debt Securities	9,954	43	(96)	9,901
Other Securities	2,567	185	(148)	2,604
	$358,485	$7,682	$(4,850)	$361,317

	Held to Maturity
	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political
Subdivisions	$35,364	$688	$(240)	$35,812
	$35,364	$688	$(240)	$35,812

	Available for Sale
	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$161,483	$4,071	$(22)	$165,532
Mortgage Backed Securities issued by U.S. Government Agencies	156,883	3,320	(35)	160,168
Obligations of States and Political Subdivisions	14,616	567	(5)	15,178
Trust Preferred CDO Securities	9,542	-	(4,075)	5,467
Corporate Debt Securities	6,070	-	(91)	5,979
Other Securities	2,567	156	(148)	2,575
	$351,161	$8,114	$(4,376)	$354,899

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011.

June 30, 2012

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$20,626	$49	$-	$-	$20,626	$49
Mortgage Backed Securities issued by U.S. Government Agencies	25,471	101	-	-	25,471	101
Obligations of States and Political Subdivisions	11,069	213	1,161	5	12,230	218
Trust Preferred CDO Securities	-	-	5,081	4,453	5,081	4,453
Corporate Debt Securities	5,904	96	-	-	5,904	96
Equity Securities	-	-	392	148	392	148
	$63,070	$459	$6,634	$4,606	$69,704	$5,065

December 31, 2011

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$14,729	$22	$-	$-	$14,729	$22
Mortgage Backed Securities issued by U.S. Government Agencies	26,453	35	-	-	26,453	35
Obligations of States and Political Subdivisions	12,766	239	1,261	6	14,027	245
Trust Preferred CDO Securities	-	-	5,467	4,075	5,467	4,075
Corporate Debt Securities	5,979	91	-	-	5,979	91
Equity Securities	-	-	392	148	392	148
	$59,927	$387	$7,120	$4,229	$67,047	$4,616

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at June 30, 2012.

The Trust Preferred CDO Securities are issued by companies in the financial services industry, including banks, thrifts, and insurance companies. Each of the three securities owned by the Company is in an unrealized loss position. The main reasons for the impairment are the overall decline in market values for financial industry securities and the lack of an active market for these types of securities in particular. In determining whether the impairment is not other-than-temporary, the Company analyzed each security’s expected cash flows. The assumptions used in the cash flow analysis were developed following a review of historical losses and prepayment activity and the financial condition of the individual obligors in the pools. Key assumptions utilized in the cash flow projections include prepayment speeds, obligor deferral and default rates, and loss severity rates on obligor defaults. The analysis concluded that disruption of our cash flows due to defaults by issuers is currently expected to occur in one of the three securities owned. A disruption of cash flows has been expected for this security since 2009. The impairment calculated by the analysis was determined to be other than temporary in 2009, and at that time the credit related portion of the impairment was charged to earnings. As a result of uncertainties in the market place affecting companies in the financial services industry, it is at least reasonably possible that a change in the estimates will occur in the near term. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to have additional other than temporary impairment in the quarter ended June 30, 2012.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, and the valuation techniques used by the Company to determine those fair values.

					Total
	Carrying				Estimated
June 30, 2012	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$85,793	$85,793	$-	$-	$85,793
Securities - Held to Maturity
Obligations of States and Political Subdivisions	30,577	-	31,204		31,204

Securities - Available for Sale
Obligations of U.S. Government Agencies	151,082	-	151,082	-	151,082
MBS issued by U.S. Government Agencies	177,039	-	177,039	-	177,039
Obligations of States and Political Subdivisions	15,610	-	15,610	-	15,610
Trust Preferred CDO Securities	5,081	-	-	5,081	5,081
Corporate Debt Securities	9,901	-	9,901	-	9,901
Other Securities	2,604	2,212	392	-	2,604

Federal Home Loan Bank Stock	10,605	-	10,605	-	10,605
Loans Held for Sale	1,376	-	-	1,376	1,376
Loans, net	647,742	-	-	667,897	667,897
Accrued Interest Receivable	3,658	-	3,658	-	3,658

Financial Liabilities:
Demand, NOW, savings and money market savings deposits	710,657	710,657	-	-	710,657
Other Time Deposits	306,845	-	313,763	-	313,763
Borrowed funds
FHLB Advances	107,000	-	108,954	-	108,954
Repurchase Agreements	20,000	-	22,352	-	22,352
Accrued Interest Payable	417	-	417	-	417

					Total
	Carrying				Estimated
December 31, 2011	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$75,995	$75,995			$75,995
Securities - Held to Maturity
Obligations of States and Political Subdivisions	35,364	-	35,812		35,812

Securities - Available for Sale
Obligations of U.S. Government Agencies	165,532	-	165,532	-	165,532
MBS issued by U.S. Government Agencies	160,168	-	160,168	-	160,168
Obligations of States and Political Subdivisions	15,178	-	15,178	-	15,178
Trust Preferred CDO Securities	5,467	-	-	5,467	5,467
Corporate Debt Securities	5,979	-	5,979	-	5,979
Other Securities	2,575	2,183	392	-	2,575

Federal Home Loan Bank Stock	10,605	-	10,605	-	10,605
Loans Held for Sale	1,035	-	-	1,035	1,035
Loans, net	658,610	-	-	684,007	684,007
Accrued Interest Receivable	3,582	-	3,582	-	3,582

Financial Liabilities:
Demand, NOW, savings and money market savings deposits	689,421	689,421	-	-	689,421
Other Time Deposits	332,889	-	339,927	-	339,927
Borrowed funds
FHLB Advances	107,000	-	109,664	-	109,664
Repurchase Agreements	20,000	-	22,773	-	22,773
Accrued Interest Payable	477	-	477	-	477

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

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale	2012	2011
Balance at January 1	$5,467	$5,188
Total realized and unrealized gains (losses) included in income	(8)	(14)
Total unrealized gains (losses) included in other comprehensive income	(378)	384
Net purchases, sales, calls and maturities	-	-
Net transfers in/out of Level 3	-	-
Balance at June 30	$5,081	$5,558

Of the Level 3 assets that were held by the Company at June 30, 2012, the unrealized loss for the six months ended June 30, 2012 was $378,000, which is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

The Company owns pooled Trust Preferred Securities (“TRUPs”) with a fair value of $5,081,000 as of June 30, 2012. Trading of these types of securities has increased recently but is primarily conducted on a distress sale or forced liquidation basis. As a result, the Company measures the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include loans and Other Real Estate Owned. The Company estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$63,721	$-	$-	$63,721
Other Real Estate Owned	$12,756	$-	$-	$12,756

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$70,803	$-	$-	$70,803
Other Real Estate Owned	$16,650	$-	$-	$16,650

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	June 30,	December 31,
	2012	2011
Commitments to extend credit:
Unused portion of commercial lines of credit	$60,915	$65,460
Unused portion of credit card lines of credit	2,809	2,756
Unused portion of home equity lines of credit	15,968	15,026
Standby letters of credit and financial guarantees written	4,074	4,461
All other off-balance sheet commitments	-	-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

MBT Financial Corp. (the “Company) is a bank holding company with one subsidiary, Monroe Bank & Trust (“the Bank”). The Bank is a commercial bank with a wholly owned subsidiary, MB&T Financial Services. MB&T Financial Services is an insurance agency which sells insurance policies to the Bank. The Bank operates 17 branch offices in Monroe County, Michigan and 7 offices in Wayne County, Michigan. The Bank’s primary source of income is interest income on its loans and investments and its primary expense is interest expense on its deposits and borrowings. The discussion and analysis should be read in conjunction with the accompanying consolidated statements and footnotes.

Executive Overview

The Bank is operated as a community bank, primarily providing loan, deposit, and wealth management products and services to the people, businesses, and communities in its market area. In addition to our commitment to our mission of serving the needs of our local communities, we are focused on improving asset quality, profitability, and capital.

The national economic recovery is continuing slowly, and conditions in southeast Michigan are also slowly improving. Local unemployment rates improved significantly over the past year, and are now comparable to the state and national averages, but remain above the historical norms. Commercial and residential development property values continue to show some stability with some areas improving slightly. Our total problem assets, which include nonperforming loans, other real estate owned, non accrual investments, and performing loans that are internally classified as potential problems, decreased $2.4 million, or 1.8% during the second quarter of 2012, allowing us to decrease our Allowance for Loan and Lease Losses (ALLL) from $20.5 million to $19.5 million. The loan portfolio increased $1.3 million during the quarter, and the ALLL as a percent of loans decreased from 3.07% to 2.91%. Although local property values and the unemployment rate have stabilized over the past several quarters, we anticipate that the recovery in our local markets in 2012 will continue at a slower than normal pace. We will continue to focus our efforts on improving asset quality, maintaining liquidity, strengthening capital, and controlling expenses.

Net Interest Income increased $206,000 compared to the second quarter of 2011 even though the average earning assets decreased $5.0 million, or 0.4% as the net interest margin increased from 3.06% to 3.15%. The provision for loan losses decreased from $2.85 million in the second quarter of 2011 to $1.05 million in the second quarter of 2012. Improvement in the risk ratings of loans, a decrease in the historical loss rates, and a decrease in the amount of specific allocations during the quarter decreased the amount of ALLL required. As a result, we were able to record a provision that was smaller than the net charge offs for the quarter. Non interest income decreased $294,000 or 7.6%, primarily due to a refund of wealth management fees to a large employee benefit account and a decrease in rental income on Other Real Estate Owned (OREO). Non interest expenses decreased $747,000, or 7.2% due to lower losses on Other Real Estate Owned, and lower FDIC deposit insurance assessments. We continue to work to control costs, and we decreased several non interest expense categories. We expect credit related expenses to continue to improve, but still remain above normal levels, in the second half of 2012.

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

Income tax accounting standards require companies to assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all evidence using a “more likely than not” standard. We reviewed our deferred tax asset, considering both positive and negative evidence and analyzing changes in near term market conditions as well as other factors that may impact future operating results. Significant negative evidence is our net operating losses for the last three full years, combined with a difficult economic environment and a slow economic recovery projected for southeast Michigan. Positive evidence includes our history of strong earnings prior to 2008, our fourth consecutive quarterly profit in the second quarter of 2012, our strong capital position, our steady net interest margin, our improving asset quality, and our non interest expense control initiatives. Based on our analysis of the evidence, we believed that it was appropriate to maintain a valuation allowance of $25.2 million, which is equal to the full amount of the deferred tax asset as of June 30, 2012.

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

Financial Condition

National economic conditions began to recover in the second half of 2009, but regional conditions remained weak until 2010. Local unemployment and property values stabilized during 2011 and 2012 and the economic environment in southeast Michigan is continuing to slowly show improvement. Our nonperforming assets decreased 7.5% during the quarter, from $88.6 million to $81.9 million, and total problem assets decreased from $129.1 million to $126.8 million. Total loans increased for the quarter for the first time since the third quarter of 2007 as new loan demand exceeded payments received in the ordinary course of business, and charge offs of existing loans. We continued to manage toward a decreased use of high cost wholesale funding, which, coupled with a decrease in non accrual loans, has helped improve our net interest margin. As the local economy is slowly recovering, lending opportunities are beginning to increase. We expect the slow recovery to continue in our market area in 2012. The Company expects low deposit growth and a slight reduction in total assets in 2012, and intends to continue to focus efforts on improved credit quality, capital management, and enterprise risk mitigation.

Since December 31, 2011, total loans decreased $11.9 million (1.7%) because the loan demand did not result in enough new loan activity to offset write downs recorded and payments received. At the same time, deposits decreased $4.8 million, or 0.5% due to maturities of brokered certificates of deposit. The reductions in loans and deposits resulted in a decrease of $2.8 million (0.2%) in total assets since the end of 2011. Total capital increased $1,073,000 or 1.4%, as the year to date profit of $1.5 million was offset by the decrease of $494,000 in the accumulated other comprehensive income (AOCI) mainly due to a decrease in the value of our securities available for sale. The decrease in total assets and the increase in capital caused the capital to assets ratio to increase from 6.12% at December 31, 2011 to 6.22% at June 30, 2012.

The amount of nonperforming assets (“NPAs”) decreased $13.3 million or 14.0% during the first two quarters of 2012. NPAs include non performing loans, which decreased 12.2% from $75.5 million to $66.3 million, and Other Real Estate Owned and Other Assets (“OREO”), which decreased 23.5% from $16.7 million to $12.8 million. Total problem assets, which includes all NPAs and performing loans that are internally classified as substandard, decreased $10.0 million, or 7.3%. The Company’s Allowance for Loan and Lease Losses (“ALLL”) decreased $1.4 million since December 31, 2011, due to a decrease in the size of the portfolio and an improvement in the quality of the assets in the loan portfolio. The ALLL is now 2.91% of loans, down from 3.07% at December 31, 2011 and 3.15% at June 30, 2011. The ALLL is 29.40% of nonperforming loans (“NPLs”), compared to 27.63% at year end and 28.91% at June 30, 2011. In light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in the loan portfolio.

Results of Operations – Second Quarter 2012 vs. Second Quarter 2011

Net Interest Income - A comparison of the income statements for the three months ended June 30, 2011 and 2012 shows an increase of $206,000, or 2.4%, in Net Interest Income. Interest income on loans decreased $1.1 million or 10.5% as the average loans outstanding decreased $54.5 million and the average yield on loans decreased from 5.54% to 5.38%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $106,000 as the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $49.5 million but the yield decreased from 2.38% to 2.04%. The yield on investments decreased because the Company is maintaining its strong liquidity position by keeping its excess funds in low yielding short term investments and deposits in the Federal Reserve Bank. A continued low overall level of interest rates and the maturity of some high cost borrowings and brokered certificates of deposit allowed funding costs to decrease more than asset yields. The interest expense on deposits decreased $1,323,000 or 44.7% as the average deposits decreased $11.9 million and the average cost of deposits decreased from 1.15% to 0.65%. The cost of borrowed funds decreased $43,000 as the average amount of borrowed funds decreased $10.6 million but the average cost of the borrowings increased from 2.78% to 2.89%.

Provision for Loan Losses - The Provision for Loan Losses decreased from $2.85 million in the second quarter of 2011 to $1.05 million in the second quarter of 2012. Net charge offs were $2.0 million during the second quarter of 2012, compared to $3.6 million in the second quarter of 2011. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to a decrease in the size of the portfolio, a decrease in the historical loss percentages, and a decrease in the specific allocations, we were able to maintain an adequate ALLL in the second quarter of 2012 even though we recorded a provision that was less than our net charge offs. The ALLL is 2.91% of loans as of June 30, 2012, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income decreased $294,000, or 7.6% compared to the second quarter of 2011. Wealth management income decreased $168,000 due to a fee refund on a large employee benefit account. Origination fees on mortgage loan sold increased $118,000, or 137.2% due to an increase in mortgage loan origination volume compared to 2011. Income on Bank Owned Life Insurance policies decreased $57,000, or 14.6% due to a decrease in the cash surrender value enhancement feature on some of the policies this year. Other non interest income decreased $144,000, or 12.2% due to decreases in rent income on Other Real Estate Owned (OREO) and lower commissions on brokerage services and check printing.

Other Expenses – Total non interest expenses decreased $747,000, or 7.2% compared to the second quarter of 2011. Salaries and Employee Benefits only increased $69,000, or 1.4%, as an increase in salaries was partially offset by a decrease in the retirement plan contribution. Occupancy expense decreased $62,000 due to lower depreciation and property tax expenses. Marketing expense decreased $60,000, or 25.5% due to the elimination of our debit card rewards program and a reduction in advertising activity due to the reduced need to attract deposits. Professional fees decreased $70,000, or 11.8% as the improvement in asset quality caused a reduction in collection related legal expenses. Losses on Other Real Estate Owned (OREO) properties decreased $654,000 compared to the second quarter of 2011 as the property values stabilized over the last three quarters, requiring fewer write downs of properties owned, and some of the OREO property sales that closed during the quarter produced gains. Other OREO expenses decreased $125,000 as the reduction in OREO properties owned resulted in a decrease in insurance, property tax, and maintenance costs. FDIC deposit insurance premium expense decreased $96,000, or 12.2%, due to a change in the assessment method in 2011. Other non interest expense increased $212,000, or 22.9% due to the accrual of $206,000 for the estimated interest on the Company’s proposed settlement of the federal income tax audit.

As a result of the above activity, the Profit Before Income Taxes in the second quarter of 2012 was $1,676,000, an improvement of $2.5 million compared to the loss of $783,000 in the second quarter of 2011. In the second quarter of 2012, we recorded a federal income tax expense of $1.4 million. The Company is currently being audited by the IRS, and the ultimate resolution of the exam is still uncertain. This accrual reflects the amount of a settlement offer that we made to the IRS in an attempt to resolve the audit. The issues being challenged mainly involve the timing of income recognition and would normally result in an increase in the deferred tax asset. However, the Company is maintaining a valuation allowance against 100% of its deferred tax asset, so the estimated tax adjustment must be expensed. No income tax benefit or expense was recorded in the second quarter of 2011 due to the net operating loss carry forwards and the uncertainty of our expected ability to utilize our existing deferred tax assets. The Net profit for the second quarter of 2012 was $253,000, compared to a net loss of $783,000 in the second quarter of 2011.

Results of Operations – Six months ended June 30, 2012 vs. Six months ended June 30, 2011

Net Interest Income - A comparison of the income statements for the six months ended June 30, 2011 and 2012 shows an increase of $365,000, or 2.1%, in Net Interest Income. Interest income on loans decreased $2.3 million or 11.1% as the average loans outstanding decreased $63.0 million and the average yield on loans decreased from 5.59% to 5.42%. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $1,000 as the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $51.7 million but the yield decreased from 2.37% to 2.11%. The yield on investments decreased because the Company is maintaining its strong liquidity position by keeping its excess funds in low yielding short term investments and deposits in the Federal Reserve Bank. A continued low overall level of interest rates and the maturity of some high cost borrowings and brokered certificates of deposit allowed funding costs to decrease more than asset yields. The interest expense on deposits decreased $2,499,000 or 41.8% as the average deposits decreased $14.5 million and the average cost of deposits decreased from 1.16% to 0.68%. The cost of borrowed funds decreased $132,000 as the average amount of borrowed funds decreased $13.5 million but the average cost of the borrowings increased from 2.83% to 2.91%.

Provision for Loan Losses - The Provision for Loan Losses decreased from $8.6 million in the first six months of 2011 to $3.3 million in the first six months of 2012. Net charge offs were $4.7 million during the first six months of 2012, compared to $7.2 million in the first six months of 2011. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to a decrease in the size of the portfolio, a decrease in the historical loss percentages, and a decrease in the specific allocations, we were able to maintain an adequate ALLL in the first six months of 2012 even though we recorded a provision that was less than our net charge offs. The ALLL is 2.91% of loans as of June 30, 2012, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income increased $720,000, or 9.6% compared to the first six months of 2011, primarily because gains on the sales of securities increased $1.0 million. The gain on securities transactions was the result of some sales of federal agency securities. Securities were sold to rebalance the Bank’s interest rate risk. The sales had the additional benefit of producing the gain, which improved the bank’s capital ratios. Wealth management fees decreased $187,000, or 9.4% due to a fee refund to a large employee benefit account. Service charges and other fees on deposit accounts decreased $81,000, or 3.5%, primarily due to a decrease in overdraft fees on checking accounts. Origination fees on mortgage loan sold increased $157,000, or 92.9% due to an increase in mortgage loan origination volume in 2012. Income on Bank Owned Life Insurance policies decreased $99,000, or 12.3% due to a decrease in the yields on the policies this year and a decrease in the cash surrender value enhancement feature on some of the policies this year. Other non interest income decreased $114,000, or 5.2% due to decreases in rental income on OREO properties and commission income on brokerage activity and check sales.

Other Expenses – Total non interest expenses decreased $1.5 million, or 6.9% compared to the first six months of 2011. Salaries and Employee Benefits increased $326,000, or 3.3%, as salaries increased $332,000. Benefits decreased slightly, as increases in life insurance and payroll tax expenses were offset by decreases in medical insurance and retirement contributions. Occupancy expense decreased $114,000 due to lower maintenance costs as a result of the mild winter weather in 2012 and lower property taxes due to a successful appeal of the assessment of one of our branches in 2012. Equipment expense increased $107,000 due to higher computer expenses. Marketing expense decreased $108,000, or 22.5% due to the elimination of our debit card rewards program and a reduction in our advertising activity. Professional fees decreased $181,000, or 14.0% due to a decrease in credit related legal fees. Losses on Other Real Estate Owned (OREO) properties decreased $1.6 million compared to the first six months of 2011 as the property values stabilized in the second half of 2011 and sales have been completed at prices close to the carrying values in 2012. FDIC deposit insurance premium expense decreased $263,000, or 16.1%, due to a change in the assessment method in 2011.

As a result of the above activity, the Profit Before Income Taxes in the first six months of 2012 was $3.0 million, an improvement of $7.8 million compared to the loss of $4.8 million in the first six months of 2011. In the first six months of 2012, we recorded a federal income tax expense of $1.5 million. The Company is currently being audited by the IRS, and the ultimate resolution of the exam is still uncertain. This accrual, along with the $500,000 accrued in the fourth quarter of 2011, reflects the amount of a settlement offer that we made to the IRS in an attempt to resolve the audit. The issues being challenged mainly involve the timing of income recognition and would normally result in an increase in the deferred tax asset. However, the Company is maintaining a valuation allowance against 100% of its deferred tax asset, so the estimated tax adjustment must be expensed. No income tax benefit or expense was recorded in the first six months of 2011 due to the net operating loss carry forwards and the uncertainty of our expected ability to utilize our existing deferred tax assets. The Net profit for the first six months of 2012 was $1,470,000, compared to a net loss of $4,825,000 in the first six months of 2011.

Cash Flows

Cash flows provided by operating activities increased $4.4 million compared to the first six months of 2011 as the net income increased mainly due to the decreases in the provision for loan losses and other non interest expenses. Cash flows from investing activities increased $13.5 million in the first six months of 2012 compared to the first six months of 2011 as less of the cash provided by sales and redemptions of investment securities was reinvested. The amount of cash used for financing activities decreased $22.3 million in the first six months of 2012 compared to the first six months of 2011 as the decrease in deposits was smaller in 2012 but the company repaid $13.5 million in non deposit funding in the first six months of 2011. Total cash and cash equivalents increased $29.9 million as of June 30, 2012 compared to June 30, 2011.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of June 30, 2012, the Bank utilized $107.0 million of its authorized limit of $265 million with the Federal Home Loan Bank of Indianapolis, none of its $10 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, and none of its $25 million of federal funds line with a correspondent bank.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first six months of 2012 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $76.8 million at June 30, 2012 and $75.7 million at December 31, 2011. The ratio of equity to assets was 6.22% at June 30, 2012 and 6.12% at December 31, 2011. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of June 30, 2012:
Total Capital to Risk-Weighted Assets
Consolidated	$86,320	10.91%	$79,145	10%
Monroe Bank & Trust	85,858	10.86%	79,093	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	76,287	9.64%	47,487	6%
Monroe Bank & Trust	75,766	9.58%	47,456	6%
Tier 1 Capital to Average Assets
Consolidated	76,287	6.18%	61,696	5%
Monroe Bank & Trust	75,766	6.14%	61,667	5%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital to Risk-Weighted Assets
Consolidated	$84,970	10.48%	$81,084	10%
Monroe Bank & Trust	84,441	10.42%	81,033	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	74,695	9.21%	48,650	6%
Monroe Bank & Trust	74,106	9.15%	48,620	6%
Tier 1 Capital to Average Assets
Consolidated	74,695	6.07%	61,505	5%
Monroe Bank & Trust	74,106	6.03%	61,481	5%

On July 12, 2010, the Bank entered into a Consent Order with its state and federal regulators. While the Bank is under the Consent Order, it is classified as “adequately capitalized” even if its ratios meet the “well capitalized” guidelines. The Consent Order requires the Bank to raise its Tier 1 Leverage ratio to 9% and its Total Risk Based Capital Ratio to 12%. As of June 30, 2012, the Bank is not in compliance with the capital requirements of the Consent Order. The table below indicates the amount of capital the Bank needed to be in compliance with the Consent Order as of June 30, 2012:

					Additional
					Capital
			Minimum Capital Required		Required to
	Actual Capital		by Consent Order		Comply with
	Amount	Ratio	Amount	Ratio	Consent Order
Total Capital to Risk-Weighted Assets	$85,858	10.86%	$94,912	12%	$9,054
Tier 1 Capital to Average Assets	$75,766	6.14%	$111,001	9%	$35,235

The Company increased its common shares authorized in 2011 and is monitoring the capital market conditions. Currently, the Company does not believe that the market conditions are suitable for a bank holding company of our size located in the Midwest to conduct an offering large enough to generate the amount of capital required to comply with the Consent Order. While we continue to monitor the capital market conditions, we are focusing our efforts to improve our capital position on generating capital by improving our earnings. We are also improving our capital ratios by reducing the size of our balance sheet by repaying our non deposit funding as it matures.

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

Internal Revenue Service Audit

Since the fourth quarter of 2010, the Internal Revenue Service (IRS) has been conducting an audit of our tax returns for the 2004, 2005, 2007, 2008, and 2009 tax years. The IRS is nearing completion of the audit and has proposed adjustments to our taxable income, mainly challenging our treatment of interest on non accrual loans, OREO valuations, OREO carrying costs, and loan charge-offs. Although our loan charge-offs were in compliance with state and federal bank regulatory agency guidelines, the IRS examining agent conducting the audit has called into question the deductibility of certain charge-offs for income tax purposes based on the facts and circumstances of a loan at the time of the charge-off and certain differences between tax and financial accounting for charge-offs. We believe that the charge-off deductions were proper when taken, and our belief is supported by confirmation of our charge off methodology by our federal and state banking regulators.

According to ASC 740, Accounting for Uncertainty in Income Taxes, an entity is required to evaluate the validity of uncertain tax positions and determine if the relevant taxing authority would conclude that it is more likely than not (greater than fifty percent) that the position taken will be sustained, based upon technical merits, upon examination. We have reviewed our tax positions and have concluded that it is appropriate to record a liability for potential reimbursement to the IRS. We have concluded, based on all relevant facts at the present time that the potential tax liability from the current audit ranges from $0.9 million to $3.1 million.

As of June 30, 2012, the Company has calculated the potential tax liability to be $0.9 million, based on allowance of the deduction for bad debt losses and the corresponding OREO valuations. The IRS has proposed a resolution of the audit that the Company estimates would result in the Company having to pay a net amount of $3.1 million in federal income tax for the years under audit after taking into account a carry back of losses from later tax years to offset a portion of the deductions disallowed by the IRS.

Since the audit began in 2010, the Company has incurred nearly $200,000 of professional fees expenses with its accountants and lawyers for assistance in resolution. In order to resolve the audit without incurring significant additional expenses, the Company has offered a settlement proposal to the IRS. The Company’s proposal would result in a current tax liability of $2.0 million. The Company has concluded that its latest offer to settle of $2.0 million is the best estimate of potential liability at this time. The Company intends to appeal the audit if its offer to settle is not accepted.

During the three months ended June 30, 2012, the Company accrued an additional $1.4 million in federal income tax expense. This brings the Company’s federal tax liability accrual to $2.0 million as of June 30, 2012. In addition, during the second quarter of 2012, the Company recorded $0.2 million for the anticipated interest charge by the IRS for the underpayment of tax. Management has concluded that there is no need to accrue for the payment of penalties at this time.

Although the timing of the resolution and/or closure of the audit is highly uncertain, the Company believes it is reasonably possible that the IRS will conclude this audit within the next six months. Adjustments could be necessary in future periods to the estimated range of the potential federal income tax payable noted above based on issues raised by the IRS. Any such adjustment could be material to the results of operations for any given quarterly or annual period, based in part upon the results of operations for the given period. Management will re-evaluate the estimate quarterly based on current, relevant facts.

Forward-Looking Statements

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements, due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in the financial and securities markets, including changes with respect to the market value of our financial assets, the availability of and costs associated with sources of liquidity, and the ability of the Company to resolve or dispose of problem loans.

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first six months of 2012, the Bank’s interest rate risk has remained within its policy limits.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

No matters to be reported.

Item 6. Exhibits

3.1	Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2011.

3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.

31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Corporation’s Form 10-Q Report for the quarterly period ended June 30, 2012, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Operations, (3) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (4) Unaudited Condensed Consolidated Statements of Cash Flows, and (5) the Notes to Unaudited Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBT Financial Corp.
(Registrant)

August 14, 2012	By	/s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President &
Chief Executive Officer

August 14, 2012	By	/s/ John L. Skibski
Date	John L. Skibski
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following material from the Corporation’s Form 10-Q Report for the quarterly period ended June 30, 2012, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Operations, (3) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (4) Unaudited Condensed Consolidated Statements of Cash Flows, and (5) the Notes to Unaudited Condensed Consolidated Financial Statements.

**       Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.