Form 10-Q
period 2012-09-30
MBT FINANCIAL CORP
filed 2012-11-14
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2012

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-30973

MBT FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Michigan	38-3516922
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of November 13, 2012, there were 17,384,934 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012
Dollars in thousands	(Unaudited)	December 31, 2011

ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$19,915	$18,201
Interest bearing	68,980	57,794
Total cash and cash equivalents	88,895	75,995

Securities - Held to Maturity	28,038	35,364
Securities - Available for Sale	379,583	354,899
Federal Home Loan Bank stock - at cost	10,605	10,605

Loans held for sale	1,491	1,035

Loans	649,727	679,475
Allowance for Loan Losses	(19,123)	(20,865)
Loans - Net	630,604	658,610

Accrued interest receivable and other assets	6,065	7,700
Other Real Estate Owned	13,676	16,650
Bank Owned Life Insurance	48,731	47,653
Premises and Equipment - Net	28,376	29,516
Total assets	$1,236,064	$1,238,027

LIABILITIES
Deposits:
Non-interest bearing	$168,448	$164,852
Interest-bearing	851,962	857,458
Total deposits	1,020,410	1,022,310

Federal Home Loan Bank advances	107,000	107,000
Repurchase agreements	15,000	20,000
Interest payable and other liabilities	14,556	13,006
Total liabilities	1,156,966	1,162,316

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 shares authorized, 17,324,063 and 17,291,729 shares issued and outstanding)	2,187	2,099
Retained earnings	75,593	72,735
Unearned compensation	(32)	(87)
Accumulated other comprehensive income	1,350	964
Total stockholders' equity	79,098	75,711
Total liabilities and stockholders' equity	$1,236,064	$1,238,027

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2012	2011	2012	2011

Interest Income
Interest and fees on loans	$8,696	$10,026	$26,773	$30,370
Interest on investment securities-
Tax-exempt	341	346	1,076	1,069
Taxable	1,894	2,050	6,023	6,211
Interest on balances due from banks	56	44	145	112
Total interest income	10,987	12,466	34,017	37,762

Interest Expense
Interest on deposits	1,488	2,646	4,964	8,621
Interest on borrowed funds	878	864	2,720	2,838
Total interest expense	2,366	3,510	7,684	11,459

Net Interest Income	8,621	8,956	26,333	26,303
Provision For Loan Losses	1,550	2,700	4,850	11,300

Net Interest Income After
Provision For Loan Losses	7,071	6,256	21,483	15,003

Other Income
Income from wealth management services	1,063	972	2,859	2,955
Service charges and other fees	1,177	1,226	3,392	3,522
Net gain on sales of securities available for sale	99	555	1,239	651
Origination fees on mortgage loans sold	298	102	624	271
Bank owned life insurance income	375	405	1,078	1,207
Other	1,011	1,059	3,072	3,234
Total other income	4,023	4,319	12,264	11,840

Other Expenses
Salaries and employee benefits	5,069	4,878	15,128	14,611
Occupancy expense	707	781	2,058	2,246
Equipment expense	677	722	2,226	2,164
Marketing expense	151	214	524	695
Professional fees	534	540	1,646	1,833
Collection expenses	28	47	188	181
Net loss on other real estate owned	373	818	872	2,943
Other real estate owned expenses	350	586	1,258	1,458
FDIC Deposit Insurance Assessment	694	618	2,067	2,254
Other	1,106	739	3,356	2,651
Total other expenses	9,689	9,943	29,323	31,036

Income (Loss ) Before Income Taxes	1,405	632	4,424	(4,193)
Income Tax Expense	17	-	1,566	-
Net Income (Loss)	$1,388	$632	$2,858	$(4,193)

Other Comprehensive Income (Net of Tax)
Unrealized gains (losses) on securities	894	1,586	1,048	5,387
Reclassification adjustment for gains included in net income	(66)	(367)	(818)	(430)
Postretirement benefit liability	52	53	156	156
Total Other Comprehensive Income (Net of Tax)	880	1,272	386	5,113

Comprehensive Income	$2,268	$1,904	$3,244	$920

Basic Earnings (Loss) Per Common Share	$0.08	$0.04	$0.16	$(0.24)

Diluted Earnings (Loss) Per Common Share	$0.08	$0.04	$0.16	$(0.24)

Common Stock Dividends Declared Per Share	$-	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2012	$2,099	$72,735	$(87)	$964	$75,711

Issuance of Common Stock (32,334 shares)	56	-	-	-	56
Equity Compensation	32	-	55	-	87

Comprehensive income:
Net income	-	2,858	-	-	2,858
Change in net unrealized gain (loss) on securities available for sale - Net of tax effect of $(540)	-	-	-	1,048	1,048
Reclassification adjustment for gains included in net income - Net of tax effect of $421	-	-	-	(818)	(818)
Change in postretirement benefit obligation
Net of tax effect of $(80)	-	-	-	156	156
Total Comprehensive Income					3,244

Balance - September 30, 2012	$2,187	$75,593	$(32)	$1,350	$79,098

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
Dollars in thousands	2012	2011
Cash Flows from Operating Activities
Net Income (Loss)	$2,858	$(4,193)
Adjustments to reconcile net loss to net cash from operating activities
Provision for loan losses	4,850	11,300
Depreciation	1,477	1,535
Net amortization of investment premium and discount	1,513	762
Writedowns of Other Real Estate Owned	1,291	2,970
Net increase in interest payable and other liabilities	1,542	1,074
Net increase (decrease) in interest receivable and other assets	1,294	(6,906)
Equity based compensation expense	132	122
Net gain on sale/settlement of securities	(1,239)	(651)
Increase in cash surrender value of life insurance	(1,078)	(1,206)
Net cash provided by operating activities	$12,640	$4,807

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$12,423	$9,154
Proceeds from maturities and redemptions of investment securities available for sale	229,516	119,180
Proceeds from sales of investment securities available for sale	32,824	5,068
Net decrease in loans	15,814	39,776
Proceeds from sales of other real estate owned	8,813	6,602
Proceeds from sales of other assets	99	229
Purchase of investment securities held to maturity	(5,089)	(14,875)
Purchase of Bank Owned Life Insurance	-	(63)
Proceeds from surrender of Bank Owned Life Insurance	-	3,654
Purchase of investment securities available for sale	(286,957)	(145,110)
Purchase of bank premises and equipment	(339)	(426)
Net cash provided by investing activities	$7,104	$23,189

Cash Flows from Financing Activities
Net decrease in deposits	$(1,900)	$(2,246)
Repayment of Federal Home Loan Bank borrowings	-	(3,500)
Repayment of repurchase agreements	(5,000)	(10,000)
Proceeds from issuance of common stock	56	41
Net cash used for financing activities	$(6,844)	$(15,705)

Net Increase in Cash and Cash Equivalents	$12,900	$12,291

Cash and Cash Equivalents at Beginning of Period	75,995	86,300
Cash and Cash Equivalents at End of Period	$88,895	$98,591

Supplemental Cash Flow Information
Cash paid for interest	$7,793	$11,778
Cash paid for federal income taxes	$69	$-

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$6,741	$8,597
Transfer of loans to other assets	$145	$82

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

2. EARNINGS PER SHARE

The calculations of earnings (loss) per common share are as follows:

	For the three months ended Sept. 30,		For the nine months ended Sept. 30,
	2012	2011	2012	2011
Basic
Net profit (loss)	$1,388,000	$632,000	$2,858,000	$(4,193,000)
Average common shares outstanding	17,321,337	17,274,436	17,313,965	17,265,394
Earnings (Loss) per common share - basic	$0.08	$0.04	$0.16	$(0.24)

	2012	2011	2012	2011
Diluted
Net profit (loss)	$1,388,000	$632,000	$2,858,000	$(4,193,000)
Average common shares outstanding	17,321,337	17,274,436	17,313,965	17,265,394
Equity compensation	81,316	-	50,916	-
Average common shares outstanding - diluted	17,402,653	17,274,436	17,364,881	17,265,394
Earnings (Loss) per common share - diluted	$0.08	$0.04	$0.16	$(0.24)

3. STOCK BASED COMPENSATION

Stock Options - The following table summarizes the options that had been granted to certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

		Weighted Average
	Shares	Exercise Price
Options Outstanding, January 1, 2012	436,503	$17.34
Granted	-	-
Exercised	-	-
Forfeited	22,168	13.85
Options Outstanding, Sept. 30, 2012	414,335	$17.53
Options Exercisable, Sept. 30, 2012	414,335	$17.53

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

The fair value of $1.11 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 60.7%, a risk free interest rate of 1.40% and dividend yield of 0.00%. The following table summarizes the SOSARs that have been granted:

		Weighted Average
	Shares	Exercise Price
SOSARs Outstanding, January 1, 2012	320,000	$4.08
Granted	104,000	1.85
Exercised	-	-
Forfeited	6,000	5.13
SOSARs Outstanding, Sept. 30, 2012	418,000	$3.51
SOSARs Exercisable, Sept. 30, 2012	247,321	$4.65

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

The total expense for equity based compensation was $41,000 in the third quarter of 2012 and $37,000 in the third quarter of 2011. The total expense for equity based compensation was $131,000 in the first nine months of 2012 and $122,000 in the first nine months of 2011.

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

Loans consist of the following (000s omitted):

	September 30,	December 31,
	2012	2011
Residential real estate loans	$248,155	$255,555
Commercial and Construction real estate loans	311,769	330,498
Agriculture and agricultural real estate loans	14,760	15,931
Commercial and industrial loans	58,983	63,762
Loans to individuals for household, family, and other personal expenditures	16,060	13,729
Total loans, gross	$649,727	$679,475
Less: Allowance for loan losses	19,123	20,865
	$630,604	$658,610

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

The following table summarizes nonperforming assets (000’s omitted):

	September 30,	December 31,
	2012	2011
Nonaccrual loans	$44,422	$51,066
Loans 90 days past due and accruing	138	20
Restructured loans	28,184	24,774
Total nonperforming loans	$72,744	$75,860

Other real estate owned	13,676	16,650
Other assets	108	61
Nonperforming investment securities	2,916	2,984
Total nonperforming assets	$89,444	$95,555

Nonperforming assets to total assets	7.24%	7.72%
Allowance for loan losses to nonperforming loans	26.29%	27.50%

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

Activity in the allowance for loan losses during the three and nine months ended September 30, 2012 was as follows (000’s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended September 30, 2012
Beginning Balance	$-	$2,781	$8,737	$2,011	$5,643	$314	$19,486
Charge-offs	-	(68)	(1,337)	(429)	(225)	(97)	(2,156)
Recoveries	-	77	13	66	54	33	243
Provision	13	110	1,706	23	(668)	366	1,550
Ending balance	$13	$2,900	$9,119	$1,671	$4,804	$616	$19,123

Allowance for loan losses: For the nine months ended September 30, 2012
Beginning Balance	$64	$2,184	$9,351	$2,632	$6,227	$407	$20,865
Charge-offs	-	(330)	(4,399)	(1,030)	(1,420)	(178)	(7,357)
Recoveries	-	246	35	207	157	120	765
Provision	(51)	800	4,132	(138)	(160)	267	4,850
Ending balance	$13	$2,900	$9,119	$1,671	$4,804	$616	$19,123

Allowance for loan losses as of September 30, 2012
Ending balance individually evaluated for impairment	$-	$1,809	$3,483	$772	$1,575	$75	$7,714
Ending balance collectively evaluated for impairment	13	1,091	5,636	899	3,229	541	11,409
Ending balance	$13	$2,900	$9,119	$1,671	$4,804	$616	$19,123

Loans as of September 30, 2012
Ending balance individually evaluated for impairment	$784	$5,196	$41,684	$6,607	$17,600	$263	$72,134
Ending balance collectively evaluated for impairment	13,976	53,787	251,586	11,892	230,555	15,797	577,593
Ending balance	$14,760	$58,983	$293,270	$18,499	$248,155	$16,060	$649,727

Activity in the allowance for loan losses during the three and nine months ended September 30, 2011 was as follows (000’s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended September 30, 2011
Beginning Balance	$182	$1,794	$10,898	$3,344	$5,933	$478	$22,629
Charge-offs	-	(227)	(2,178)	(411)	(1,223)	(66)	(4,105)
Recoveries	-	104	197	45	248	51	645
Provision	(1)	631	1,443	(511)	790	348	2,700
Ending balance	$181	$2,302	$10,360	$2,467	$5,748	$811	$21,869

Allowance for loan losses: For the nine months ended September 30, 2011
Beginning Balance	$77	$3,875	$9,040	$3,285	$4,596	$350	$21,223
Charge-offs	-	(1,650)	(5,857)	(1,258)	(3,162)	(212)	(12,139)
Recoveries	1	278	317	66	611	212	1,485
Provision	103	(201)	6,860	374	3,703	461	11,300
Ending balance	$181	$2,302	$10,360	$2,467	$5,748	$811	$21,869

Allowance for loan losses as of September 30, 2011
Ending balance individually evaluated for impairment	$86	$660	$3,707	$848	$1,030	$94	$6,425
Ending balance collectively evaluated for impairment	95	1,642	6,653	1,619	4,718	717	15,444
Ending balance	$181	$2,302	$10,360	$2,467	$5,748	$811	$21,869

Loans as of September 30, 2011
Ending balance individually evaluated for impairment	$1,120	$2,291	$37,056	$7,398	$18,484	$197	$66,546
Ending balance collectively evaluated for impairment	21,008	64,599	271,421	19,901	244,698	14,601	636,228
Ending balance	$22,128	$66,890	$308,477	$27,299	$263,182	$14,798	$702,774

Activity in the allowance for loan losses during the year ended December 31, 2011 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the year ended December 31, 2011
Beginning Balance	$77	$3,875	$9,040	$3,285	$4,596	$350	$21,223
Charge-offs	—	(1,893)	(7,456)	(2,177)	(4,097)	(249)	(15,872)
Recoveries	1	376	324	81	689	243	1,714
Provision	(14)	(174)	7,443	1,443	5,039	63	13,800
Ending balance	$64	$2,184	$9,351	$2,632	$6,227	$407	$20,865

Allowance for loan losses as of December 31, 2011
Ending balance individually evaluated for impairment	$64	$700	$3,906	$1,394	$2,923	$46	$9,033
Ending balance collectively evaluated for impairment	—	1,484	5,445	1,238	3,304	361	11,832
Ending balance	$64	$2,184	$9,351	$2,632	$6,227	$407	$20,865

Loans as of December 31, 2011
Ending balance individually evaluated for impairment	$1,078	$2,566	$36,424	$8,589	$21,929	$217	$70,803
Ending balance collectively evaluated for impairment	14,853	61,196	270,651	14,834	233,626	13,512	608,672
Ending balance	$15,931	$63,762	$307,075	$23,423	$255,555	$13,729	$679,475

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

The portfolio segments in each credit risk grade as of September 30, 2012 are as follows (000s omitted):

Credit Quality Indicators as of September 30, 2012

Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$129	$1,128	$155	$2,784	$165,684	$11,588	$181,468
1	-	2,608	-	-	-	-	2,608
2	212	98	2,231	86	740	-	3,367
3	923	5,335	11,372	181	2,025	9	19,845
4	11,896	31,288	162,360	2,777	41,777	21	250,119
5	590	11,307	51,936	5,392	8,651	3,999	81,875
6	1,010	7,219	65,216	7,279	29,278	443	110,445
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$14,760	$58,983	$293,270	$18,499	$248,155	$16,060	$649,727

Performing	$13,976	$55,280	$252,899	$11,445	$227,759	$15,624	$576,983
Nonperforming	784	3,703	40,371	7,054	20,396	436	72,744
Total	$14,760	$58,983	$293,270	$18,499	$248,155	$16,060	$649,727

The portfolio segments in each credit risk grade as of December 31, 2011 are as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$158	$823	$139	$3,021	$181,853	$13,454	$199,448
1	-	1,188	-	-	-	-	1,188
2	145	341	3,735	95	770	-	5,086
3	3,547	7,049	14,331	322	1,853	26	27,128
4	10,337	32,726	163,586	3,261	29,984	31	239,925
5	274	14,556	65,611	6,124	10,969	-	97,534
6	1,470	7,079	59,673	10,600	30,126	218	109,166
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$15,931	$63,762	$307,075	$23,423	$255,555	$13,729	$679,475

Performing	$14,753	$61,054	$270,072	$13,657	$230,729	$13,350	$603,615
Nonperforming	1,178	2,708	37,003	9,766	24,826	379	75,860
Total	$15,931	$63,762	$307,075	$23,423	$255,555	$13,729	$679,475

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of September 30, 2012 and December 31, 2011 (000s omitted):

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$62	$91	$359	$512	$14,248	$14,760	$-
Commercial	1,494	19	581	2,094	56,889	58,983	10
Commercial Real Estate	2,882	1,958	14,283	19,123	274,147	293,270	-
Construction Real Estate	100	86	2,092	2,278	16,221	18,499	-
Residential Real Estate	5,881	2,421	4,576	12,878	235,277	248,155	128
Consumer and Other	190	32	84	306	15,754	16,060	-
Total	$10,609	$4,607	$21,975	$37,191	$612,536	$649,727	$138

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$614	$-	$364	$978	$14,953	$15,931	$-
Commercial	1,530	50	1,240	2,820	60,942	63,762	11
Commercial Real Estate	3,340	286	11,988	15,614	291,461	307,075	-
Construction Real Estate	460	2,093	2,134	4,687	18,736	23,423	-
Residential Real Estate	5,604	1,337	5,344	12,285	243,270	255,555	-
Consumer and Other	188	58	130	376	13,353	13,729	9
Total	$11,736	$3,824	$21,200	$36,760	$642,715	$679,475	$20

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

The following is a summary of non-accrual loans as of September 30, 2012 and December 31, 2011 (000s omitted):

	9/30/2012	12/31/2011
Agriculture and Agricultural Real Estate	$359	$867
Commercial	2,407	2,309
Commercial Real Estate	23,381	23,557
Construction Real Estate	3,839	6,653
Residential Real Estate	14,208	17,484
Consumer and Other	228	196
Total	$44,422	$51,066

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of September 30, 2012 and 2011 (000s omitted):

September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended	Average Recorded Investment for the Nine Months Ended	Interest Income Recognized in the Nine Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$784	$1,310	$-	$836	$12	$833	$42
Commercial	231	578	-	280	8	320	24
Commercial Real Estate	14,048	20,062	-	16,117	166	16,698	465
Construction Real Estate	399	664	-	419	2	419	5
Residential Real Estate	8,667	12,815	-	9,997	132	10,443	446
Consumer and Other	86	86	-	86	1	88	3

With an allowance recorded:
Agriculture and Agricultural Real Estate	-	-	-	-	-	-	-
Commercial	4,965	5,218	1,809	4,853	50	4,650	170
Commercial Real Estate	27,636	31,444	3,483	27,183	220	27,015	817
Construction Real Estate	6,208	8,973	772	6,791	40	6,891	166
Residential Real Estate	8,933	9,328	1,575	9,094	94	9,144	298
Consumer and Other	177	177	75	178	3	181	9

Total:
Agriculture and Agricultural Real Estate	$784	$1,310	$-	$836	$12	$833	$42
Commercial	5,196	5,796	1,809	5,133	58	4,970	194
Commercial Real Estate	41,684	51,506	3,483	43,300	386	43,713	1,282
Construction Real Estate	6,607	9,637	772	7,210	42	7,310	171
Residential Real Estate	17,600	22,143	1,575	19,091	226	19,587	744
Consumer and Other	263	263	75	264	4	269	12

September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended	Average Recorded Investment for the Nine Months Ended	Interest Income Recognized in the Nine Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$509	$1,049	$-	$571	$14	$578	$37
Commercial	312	584	-	359	8	378	21
Commercial Real Estate	8,326	11,203	-	8,687	88	8,760	257
Construction Real Estate	1,544	2,284	-	1,542	28	1,541	21
Residential Real Estate	9,221	11,161	-	10,171	165	10,358	579
Consumer and Other	34	34	-	34	-	34	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	611	611	86	611	8	612	4
Commercial	1,979	2,613	660	2,043	42	2,420	70
Commercial Real Estate	28,730	36,198	3,707	30,278	372	35,200	961
Construction Real Estate	5,854	9,326	848	6,408	96	7,799	72
Residential Real Estate	9,263	12,011	1,030	9,607	185	10,319	444
Consumer and Other	163	163	94	165	2	165	7

Total:
Agriculture and Agricultural Real Estate	$1,120	$1,660	$86	$1,182	$22	$1,190	$41
Commercial	2,291	3,197	660	2,402	50	2,798	91
Commercial Real Estate	37,056	47,401	3,707	38,965	460	43,960	1,218
Construction Real Estate	7,398	11,610	848	7,950	124	9,340	93
Residential Real Estate	18,484	23,172	1,030	19,778	350	20,677	1,023
Consumer and Other	197	197	94	199	2	199	7

The following is a summary of impaired loans as of December 31, 2011 (000s omitted):

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Year Ended	Interest Income Recognized in the Year Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$425	$974	$-	$527	$43
Commercial	335	602	-	398	27
Commercial Real Estate	8,284	11,811	-	7,760	291
Construction Real Estate	330	569	-	350	18
Residential Real Estate	7,423	9,697	-	8,527	609
Consumer and Other	107	107	-	108	4

With an allowance recorded:
Agriculture and Agricultural Real Estate	653	654	64	655	8
Commercial	2,231	2,942	700	2,272	113
Commercial Real Estate	28,140	36,889	3,906	3,173	1,337
Construction Real Estate	8,259	11,930	1,394	9,046	220
Residential Real Estate	14,506	17,157	2,923	15,413	790
Consumer and Other	110	110	46	149	11

Total:
Agriculture and Agricultural Real Estate	$1,078	$1,628	$64	$1,182	$51
Commercial	2,566	3,544	700	2,670	140
Commercial Real Estate	36,424	48,700	3,906	10,933	1,628
Construction Real Estate	8,589	12,499	1,394	9,396	238
Residential Real Estate	21,929	26,854	2,923	23,940	1,399
Consumer and Other	217	217	46	257	15

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three and nine month periods ended September 30, 2012 are as follows (000s omitted from dollar amounts):

	Three months ended			Nine months ended
	September 30, 2012			September 30, 2012
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	3	168	163	9	950	553
Commercial Real Estate	5	4,030	4,030	14	6,433	6,075
Construction Real Estate	-	-	-	5	2,686	2,633
Residential Real Estate	3	743	743	17	2,450	2,403
Consumer and Other	1	44	43	3	71	69
Total	12	$4,985	$4,979	48	$12,590	$11,733

The Bank considers TDRs that become 90 days or more past due under the modified terms as defaulted. There were no loans that became TDRs during the nine months ended September 30, 2012 that subsequently defaulted during the nine months ended September 30, 2012.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of September 30, 2012 and December 31, 2011 (000’s omitted):

	Held to Maturity
	September 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$28,038	$1,067	$(112)	$28,993
	$28,038	$1,067	$(112)	$28,993

	Available for Sale
	September 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$176,773	$3,574	$(2)	$180,345
Mortgage Backed Securities issued by U.S. Government Agencies	158,969	4,080	(23)	163,026
Obligations of States and Political Subdivisions	15,698	686	(1)	16,383
Trust Preferred CDO Securities	9,530	-	(4,371)	5,159
Corporate Debt Securities	11,959	122	(30)	12,051
Equity Securities	2,567	201	(149)	2,619
	$375,496	$8,663	$(4,576)	$379,583

	Held to Maturity
	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$35,364	$688	$(240)	$35,812
	$35,364	$688	$(240)	$35,812

	Available for Sale
	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$161,483	$4,071	$(22)	$165,532
Mortgage Backed Securities issued by U.S. Government Agencies	156,883	3,320	(35)	160,168
Obligations of States and Political Subdivisions	14,616	567	(5)	15,178
Trust Preferred CDO Securities	9,542	-	(4,075)	5,467
Corporate Debt Securities	6,070	-	(91)	5,979
Equity Securities	2,567	156	(148)	2,575
	$351,161	$8,114	$(4,376)	$354,899

The amortized cost and estimated market values of securities by contractual maturity as of September 30, 2012 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Contractual maturity in
1 year or less	$4,644	$4,668	$1,870	$1,877
After 1 year through five years	9,801	10,077	38,796	39,085
After 5 years through 10 years	8,959	9,275	160,686	164,629
After 10 years	4,634	4,973	12,608	8,347
Total	28,038	28,993	213,960	213,938
Mortgage Backed Securities	-	-	158,969	163,026
Securities with no stated maturity	-	-	2,567	2,619
Total	$28,038	$28,993	$375,496	$379,583

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011.

September 30, 2012

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$-	$-	$1,115	$2	$1,115	$2
Mortgage Backed Securities issued by U.S. Government Agencies	9,273	23	-	-	9,273	23
Obligations of States and Political Subdivisions	8,100	112	425	1	8,525	113
Trust Preferred CDO Securities	-	-	5,159	4,371	5,159	4,371
Corporate Debt Securities	3,986	14	1,983	16	5,969	30
Equity Securities	-	-	392	149	392	149
	$21,359	$149	$9,074	$4,539	$30,433	$4,688

December 31, 2011

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$14,729	$22	$-	$-	$14,729	$22
Mortgage Backed Securities issued by U.S. Government Agencies	26,453	35	-	-	26,453	35
Obligations of States and Political Subdivisions	12,766	239	1,261	6	14,027	245
Trust Preferred CDO Securities	-	-	5,467	4,075	5,467	4,075
Corporate Debt Securities	5,979	91	-	-	5,979	91
Equity Securities	-	-	392	148	392	148
	$59,927	$387	$7,120	$4,229	$67,047	$4,616

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at September 30, 2012.

The Trust Preferred CDO Securities are issued by companies in the financial services industry, including banks, thrifts, and insurance companies. Each of the three securities owned by the Company is in an unrealized loss position. The main reasons for the impairment are the overall decline in market values for financial industry securities and the lack of an active market for these types of securities in particular. In determining whether the impairment is not other-than-temporary, the Company analyzed each security’s expected cash flows. The assumptions used in the cash flow analysis were developed following a review of historical losses and prepayment activity and the financial condition of the individual obligors in the pools. Key assumptions utilized in the cash flow projections include prepayment speeds, obligor deferral and default rates, and loss severity rates on obligor defaults. The analysis concluded that disruption of our cash flows due to defaults by issuers is currently expected to occur in one of the three securities owned. A disruption of cash flows has been expected for this security since 2009. The impairment calculated by the analysis was determined to be other than temporary in 2009, and at that time the credit related portion of the impairment was charged to earnings. As a result of uncertainties in the market place affecting companies in the financial services industry, it is at least reasonably possible that a change in the estimates will occur in the near term. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to have additional other than temporary impairment in the quarter ended September 30, 2012.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011, and the valuation techniques used by the Company to determine those fair values.

					Total
	Carrying				Estimated
September 30, 2012	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$88,895	$88,895	$-	$-	$88,895
Securities - Held to Maturity
Obligations of States and Political Subdivisions	28,038	-	28,993		28,993

Securities - Available for Sale
Obligations of U.S. Government Agencies	180,345	-	180,345	-	180,345
MBS issued by U.S. Government Agencies	163,026	-	163,026	-	163,026
Obligations of States and Political Subdivisions	16,383	-	16,383	-	16,383
Trust Preferred CDO Securities	5,159	-	-	5,159	5,159
Corporate Debt Securities	12,051	-	12,051	-	12,051
Other Securities	2,619	2,227	392	-	2,619

Federal Home Loan Bank Stock	10,605	-	10,605	-	10,605
Loans Held for Sale	1,491	-	-	1,491	1,491
Loans, net	630,604	-	-	650,092	650,092
Accrued Interest Receivable	3,848	-	3,848	-	3,848

Financial Liabilities:
Noninterest Bearing Deposits	168,448	168,448	-	-	168,448
Interest Bearings Deposits	851,962	-	858,643	-	858,643
Borrowed funds
FHLB Advances	107,000	-	108,356	-	108,356
Repurchase Agreements	15,000	-	17,269	-	17,269
Accrued Interest Payable	368	-	368	-	368

					Total
	Carrying				Estimated
December 31, 2011	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$75,995	$75,995			$75,995
Securities - Held to Maturity
Obligations of States and Political Subdivisions	35,364	-	35,812		35,812

Securities - Available for Sale
Obligations of U.S. Government Agencies	165,532	-	165,532	-	165,532
MBS issued by U.S. Government Agencies	160,168	-	160,168	-	160,168
Obligations of States and Political Subdivisions	15,178	-	15,178	-	15,178
Trust Preferred CDO Securities	5,467	-	-	5,467	5,467
Corporate Debt Securities	5,979	-	5,979	-	5,979
Other Securities	2,575	2,183	392	-	2,575

Federal Home Loan Bank Stock	10,605	-	10,605	-	10,605
Loans Held for Sale	1,035	-	-	1,035	1,035
Loans, net	658,610	-	-	684,007	684,007
Accrued Interest Receivable	3,582	-	3,582	-	3,582

Financial Liabilities:
Noninterest Bearing Deposits	164,852	164,852	-	-	164,852
Interest Bearings Deposits	857,458	-	864,496	-	864,496
Borrowed funds
FHLB Advances	107,000	-	109,664	-	109,664
Repurchase Agreements	20,000	-	22,773	-	22,773
Accrued Interest Payable	477	-	477	-	477

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

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale	2012	2011
Balance at January 1	$5,467	$5,188
Total realized and unrealized gains (losses) included in income	(12)	(14)
Total unrealized gains (losses) included in other comprehensive income	(296)	67
Net purchases, sales, calls and maturities	-	-
Net transfers in/out of Level 3	-	-
Balance at September 30	$5,159	$5,241

Of the Level 3 assets that were held by the Company at September 30, 2012, the unrealized loss for the nine months ended September 30, 2012 was $296,000, which is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

The Company owns pooled Trust Preferred Securities (“TRUPs”) with a fair value of $5,159,000 as of September 30, 2012. Trading of these types of securities has increased recently but is primarily conducted on a distress sale or forced liquidation basis. As a result, the Company measures the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include loans and Other Real Estate Owned. The Company estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$72,134	$-	$-	$72,134
Other Real Estate Owned	$13,676	$-	$-	$13,676

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$70,803	$-	$-	$70,803
Other Real Estate Owned	$16,650	$-	$-	$16,650

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	September 30,	December 31,
	2012	2011
Commitments to extend credit:
Unused portion of commercial lines of credit	$55,843	$65,460
Unused portion of credit card lines of credit	2,966	2,756
Unused portion of home equity lines of credit	16,306	15,026
Standby letters of credit and financial guarantees written	3,865	4,461
All other off-balance sheet commitments	-	-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

MBT Financial Corp. (the “Company”) is a bank holding company with one subsidiary, Monroe Bank & Trust (“the Bank”). The Bank is a commercial bank with a wholly owned subsidiary, MB&T Financial Services. MB&T Financial Services is an insurance agency which sells insurance policies to the Bank. The Bank operates 17 branch offices in Monroe County, Michigan and 7 offices in Wayne County, Michigan. The Bank’s primary source of income is interest income on its loans and investments and its primary expense is interest expense on its deposits and borrowings. The discussion and analysis should be read in conjunction with the accompanying consolidated statements and footnotes.

Executive Overview

The Bank is operated as a community bank, primarily providing loan, deposit, and wealth management products and services to the people, businesses, and communities in its market area. In addition to our commitment to our mission of serving the needs of our local communities, we are focused on improving asset quality, profitability, and capital.

The national economic recovery is continuing slowly, and conditions in southeast Michigan are also slowly improving. Local unemployment rates improved significantly over the past year, and are now comparable to the state and national averages, but remain above the historical norms. Commercial and residential development property values continue to show some stability with some areas improving slightly. Our total problem assets, which include nonperforming loans, other real estate owned, non accrual investments, and performing loans that are internally classified as potential problems, increased $5.0 million, or 3.9% during the third quarter of 2012, but decreased $10.3 million or 7.2% compared to a year ago. The improvement in our asset quality over the past year and the decrease in our net charge offs in each of the last three quarters allowed us to decrease our Allowance for Loan and Lease Losses (ALLL) from $19.5 million to $19.1 million in the third quarter. The loan portfolio decreased $17.4 million during the quarter, and the ALLL as a percent of loans increased from 2.91% to 2.94%. Although local property values and the unemployment rate have stabilized over the past several quarters, we anticipate that the recovery in our local markets will continue at a slower than normal pace though 2013. We will continue to focus our efforts on improving asset quality, maintaining liquidity, strengthening capital, and controlling expenses.

Net Interest Income decreased $335,000 compared to the third quarter of 2011 even though the average earning assets increased $1.6 million, or 0.1% as the net interest margin decreased from 3.16% to 3.05%. The provision for loan losses decreased from $2.7 million in the third quarter of 2011 to $1.55 million in the third quarter of 2012. Decreases in the historical loss rates and in the amount of specific allocations during the quarter decreased the amount of ALLL required. As a result, we were able to record a provision that was smaller than the net charge offs for the quarter. Non interest income decreased $296,000 or 6.9%, as the decrease in gains on securities transactions exceeded the increases in wealth management fees and mortgage loan origination income. Non interest expenses decreased $254,000, or 2.6% as credit related costs, including collection costs, losses on Other Real Estate Owned (OREO), and OREO carrying costs decreased significantly. We expect credit related expenses to continue to improve, but still remain above normal levels, into 2013.

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

Income tax accounting standards require companies to assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all evidence using a “more likely than not” standard. We reviewed our deferred tax asset, considering both positive and negative evidence and analyzing changes in near term market conditions as well as other factors that may impact future operating results. Significant negative evidence is our net operating losses for the last three full years, combined with a difficult economic environment and the slow pace of the economic recovery in southeast Michigan. Positive evidence includes our history of strong earnings prior to 2008, our fifth consecutive quarterly profit in the third quarter of 2012, our strong capital position, our steady core earnings, our improving asset quality, and our non interest expense control initiatives. Based on our analysis of the evidence, we believed that it was appropriate to maintain a valuation allowance of $24.9 million, which is equal to the full amount of the deferred tax asset as of September 30, 2012. If the amount of positive evidence continues to increase, we may begin to recognize a tax benefit in late 2012 or early 2013.

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

Financial Condition

National economic conditions began to recover in the second half of 2009, but regional conditions remained weak until 2010. Local unemployment and property values stabilized during 2011 and began to improve in 2012. The economic environment in southeast Michigan is continuing to slowly improve. Our nonperforming assets increased 9.2% during the quarter, from $81.9 million to $89.4 million, and total problem assets increased from $126.8 million to $131.8 million. Both of these measures were impacted by a small number of large credit relationships, and both still reflect improvement compared to the third quarter of 2011. Total loans decreased $17.4 million during the quarter as payments received in the ordinary course of business, transfers to OREO, and charge offs of existing loans exceeded new loan production. The decrease in loans caused an increase in lower yielding cash and investments, which, along with the prolonged historically low interest rate environment caused a decrease in our net interest margin. As the local economy is slowly recovering, lending opportunities are beginning to increase. We expect the slow recovery to continue in our market area into 2013. The Company expects low deposit growth and a reduction in total assets due to a reduced use of non deposit funding in 2013. Management intends to continue to focus efforts on improving credit quality, managing capital, and mitigating enterprise risk.

Since December 31, 2011, total loans decreased $29.3 million (4.3%) because the loan demand did not result in enough new loan activity to offset write downs recorded and payments received. At the same time, deposits decreased $1.9 million, or 0.2% as maturities of brokered certificates of deposit were partially offset by an increase in local deposit activity. The reductions in loans and deposits resulted in a decrease of $2.0 million (0.2%) in total assets since the end of 2011. Total capital increased $3,387,000 or 4.5%, due to the year to date profit of $2.9 million and the increase of $386,000 in the accumulated other comprehensive income (AOCI). AOCI increased mainly due to an increase in the value of our securities available for sale. The decrease in total assets and the increase in capital caused the capital to assets ratio to increase from 6.12% at December 31, 2011 to 6.40% at September 30, 2012.

The amount of nonperforming assets (“NPAs”) decreased $5.8 million or 6.1% during the first three quarters of 2012. NPAs include non performing loans, which decreased 3.7% from $75.5 million to $72.7 million, and Other Real Estate Owned and Other Assets (“OREO”), which decreased 17.5% from $16.7 million to $13.8 million. Total problem assets, which includes all NPAs and performing loans that are internally classified as substandard, decreased $5.0 million, or 3.6%. The Company’s Allowance for Loan and Lease Losses (“ALLL”) decreased $1.7 million since December 31, 2011, due to a decrease in the size of the portfolio and an improvement in the quality of the assets in the loan portfolio. The ALLL is now 2.94% of loans, down from 3.07% at December 31, 2011 and 3.11% at September 30, 2011. The ALLL is 26.29% of nonperforming loans (“NPLs”), compared to 27.63% at year end and 29.66% at September 30, 2011. In light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in the loan portfolio.

Results of Operations – Third Quarter 2012 vs. Third Quarter 2011

Net Interest Income - A comparison of the income statements for the three months ended September 30, 2011 and 2012 shows a decrease of $335,000, or 3.7%, in Net Interest Income. Interest income on loans decreased $1.3 million or 13.3% as the average loans outstanding decreased $52.5 million and the average yield on loans decreased from 5.58% to 5.23%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $149,000 as the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $54.1 million but the yield decreased from 2.25% to 1.88%. The yield on investments decreased because the Company is maintaining its strong liquidity position by keeping its excess funds in low yielding short term investments and deposits in the Federal Reserve Bank. A continued low overall level of interest rates and the maturity of some high cost borrowings and brokered certificates of deposit helped reduce the funding costs. The interest expense on deposits decreased $1,158,000 or 43.8% as the average deposits decreased $5.9 million and the average cost of deposits decreased from 1.02% to 0.58%. The cost of borrowed funds increased $14,000 even though the average amount of borrowed funds decreased $4.2 million as the average cost of the borrowings increased from 2.63% to 2.83%.

Provision for Loan Losses - The Provision for Loan Losses decreased from $2.7 million in the third quarter of 2011 to $1.55 million in the third quarter of 2012. Net charge offs were $1.9 million during the third quarter of 2012, compared to $3.5 million in the third quarter of 2011. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to a decrease in the size of the portfolio, and a decrease in the historical loss percentages, we were able to maintain an adequate ALLL in the third quarter of 2012 even though we recorded a provision that was less than our net charge offs. The ALLL is 2.94% of loans as of September 30, 2012, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income decreased $296,000, or 6.9% compared to the third quarter of 2011. Excluding gains on securities transactions, non interest income increased $160,000 or 4.3% Wealth management income increased $91,000 due to an increase in the market value of assets managed and new business brought in to the bank. Origination fees on mortgage loan sold increased $196,000, or 192.2% due to an increase in mortgage loan origination volume compared to 2011.

Other Expenses – Total non interest expenses decreased $254,000, or 2.6% compared to the third quarter of 2011. Salaries and Employee Benefits increased $191,000, or 3.9%, as an increase in salaries was partially offset by a decrease in the retirement plan contribution. Occupancy expense decreased $74,000 due to lower depreciation and property tax expenses. Marketing expense decreased $63,000, or 29.4% due to the elimination of our debit card rewards program and a reduction in advertising activity due to the reduced need to attract deposits. Losses on Other Real Estate Owned (OREO) properties decreased $445,000 compared to the third quarter of 2011 as the property values stabilized over the last year, requiring fewer write downs of properties owned, and some of the OREO property sales that closed during the quarter produced gains. Other OREO expenses decreased $236,000 as the reduction in OREO properties owned resulted in a decrease in insurance, property tax, and maintenance costs. Other non interest expense increased $367,000, or 49.7% mainly due to the accrual of $126,000 for an excise tax payment in the third quarter of 2012 and an increase of $122,000 in state tax expense due to a refund received in the third quarter of 2011. The expense was also impacted by increases in employee training and other insurance expenses in 2012.

As a result of the above activity, the Profit Before Income Taxes in the third quarter of 2012 was $1,405,000, an improvement of $773,000 compared to the profit of $632,000 in the third quarter of 2011. Due to our net operating loss carry forward, we are not recording a federal income tax expense, however, we expensed an alternative minimum tax payment of $17,000 in the third quarter of 2012. No income tax benefit or expense was recorded in the third quarter of 2011 due to the net operating loss carry forwards and the uncertainty of our expected ability to utilize our deferred tax assets. The Net profit for the third quarter of 2012 was $1,388,000, an increase of 119.6% compared to the net profit of $632,000 in the third quarter of 2011.

Results of Operations – Nine months ended September 30, 2012 vs. Nine months ended September 30, 2011

Net Interest Income - A comparison of the income statements for the nine months ended September 30, 2011 and 2012 shows an increase of $30,000, or 0.1%, in Net Interest Income. Interest income on loans decreased $3.6 million or 11.8% as the average loans outstanding decreased $59.5 million and the average yield on loans decreased from 5.59% to 5.36%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $148,000 as the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $52.5 million but the yield decreased from 2.33% to 2.03%. The yield on investments decreased because the Company is maintaining its strong liquidity position by keeping its excess funds in low yielding short term investments and deposits in the Federal Reserve Bank. A continued low overall level of interest rates and the maturity of some high cost borrowings and brokered certificates of deposit caused the funding costs to decrease also. The interest expense on deposits decreased $3,657,000 or 42.4% as the average deposits decreased $11.6 million and the average cost of deposits decreased from 1.11% to 0.65%. The cost of borrowed funds only decreased $118,000 as the average amount of borrowed funds decreased $11.2 million while the average cost of the borrowings increased from 2.77% to 2.89%.

Provision for Loan Losses - The Provision for Loan Losses decreased from $11.3 million in the first nine months of 2011 to $4.85 million in the first nine months of 2012. Net charge offs were $6.6 million during the first nine months of 2012, compared to $10.7 million in the first nine months of 2011. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to a decrease in the size of the portfolio, a decrease in the historical loss percentages, and a decrease in the specific allocations, we were able to maintain an adequate ALLL in the first nine months of 2012 even though we recorded a provision that was less than our net charge offs. The ALLL is 2.94% of loans as of September 30, 2012, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income increased $424,000, or 3.6% compared to the first nine months of 2011, primarily because gains on the sales of securities increased $588,000. Some federal government agency securities were sold in 2012 to rebalance the Bank’s interest rate risk. The sales had the additional benefit of producing the gain, which improved the bank’s capital ratios. Wealth management fees decreased $96,000, or 3.2% as a fee refund to a large employee benefit account in 2012 offset increases created by new business activity and higher market values of assets managed. Service charges and other fees on deposit accounts decreased $130,000, or 3.7%, primarily due to a decrease in overdraft fees on checking accounts. Origination fees on mortgage loan sold increased $353,000, or 130.3% due to an increase in mortgage loan origination volume in 2012. Income on Bank Owned Life Insurance policies decreased $129,000, or 10.7% due to a decrease in the yields on the policies this year and a decrease in the cash surrender value enhancement feature on some of the policies this year. Other non interest income decreased $162,000, or 5.0% due to decreases in rental income on OREO properties and commission income on brokerage activity and check sales.

Other Expenses – Total non interest expenses decreased $1.7 million, or 5.5% compared to the first nine months of 2011. Salaries and Employee Benefits increased $517,000, or 3.5%, as salaries increased $541,000 or 4.9%. Benefits decreased slightly, as increases in life insurance and payroll tax expenses were offset by decreases in medical insurance and retirement contributions. Occupancy expense decreased $188,000 due to lower maintenance costs as a result of the mild winter weather in 2012 and lower property taxes due to a successful appeal of the assessment of one of our branches in 2012. Equipment expense increased $62,000 due to higher computer expenses. Marketing expense decreased $171,000, or 24.6% due to the elimination of our debit card rewards program and a reduction in our advertising activity. Professional fees decreased $187,000, or 10.2% due to a decrease in credit related legal fees, partially offset by an increase in accounting and legal fees due to the IRS audit. Losses on Other Real Estate Owned (OREO) properties decreased $2.1 million compared to the first nine months of 2011 as the property values stabilized in the second half of 2011 and sales have been completed at prices close to the carrying values in 2012. Other OREO expenses decreased $200,000 as the reduction in OREO properties owned resulted in a decrease in insurance, property tax, and maintenance costs. FDIC deposit insurance premium expense decreased $187,000, or 8.3%, due to a change in the assessment method in 2011.

As a result of the above activity, the Profit Before Income Taxes in the first nine months of 2012 was $4.4 million, an improvement of $8.6 million compared to the loss of $4.2 million in the first nine months of 2011. In the first nine months of 2012, we recorded a federal income tax expense of $1.6 million. The Company is currently being audited by the IRS, and the ultimate resolution of the exam is still uncertain. This accrual, along with the $500,000 accrued in the fourth quarter of 2011, reflects the amount of a settlement offer that we made to the IRS in an attempt to resolve the audit. The issues being challenged mainly involve the timing of income recognition and would normally result in an increase in the deferred tax asset. However, the Company is maintaining a valuation allowance against 100% of its deferred tax asset, so the estimated tax adjustment was expensed. No income tax benefit or expense was recorded in the first nine months of 2011 due to the net operating loss carry forwards and the uncertainty of our expected ability to utilize our deferred tax assets. The Net profit for the first nine months of 2012 was $2,858,000, compared to a net loss of $4,193,000 in the first nine months of 2011.

Cash Flows

Cash flows provided by operating activities increased $7.8 million compared to the first nine months of 2011 as the net income increased mainly due to the decreases in the provision for loan losses and other non interest expenses. Cash flows from investing activities decreased $16.1 million in the first nine months of 2012 compared to the first nine months of 2011 as more of the cash provided by sales and redemptions of investment securities and loan payments was reinvested in securities. The amount of cash used for financing activities decreased $8.9 million in the first nine months of 2012 compared to the first nine months of 2011 as less non deposit funding matured in 2012. Total cash and cash equivalents decreased $9.7 million as of September 30, 2012 compared to September 30, 2011 as the Company has invested more of its excess cash in order to improve its interest income.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of September 30, 2012, the Bank utilized $107.0 million of its authorized limit of $265 million with the Federal Home Loan Bank of Indianapolis, none of its $10 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, and none of its $25 million of federal funds line with a correspondent bank.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first nine months of 2012 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $79.1 million at September 30, 2012 and $75.7 million at December 31, 2011. The ratio of equity to assets was 6.40% at September 30, 2012 and 6.12% at December 31, 2011. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of September 30, 2012:
Total Capital to Risk-Weighted Assets
Consolidated	$87,657	11.20%	$78,265	10%
Monroe Bank & Trust	87,226	11.15%	78,216	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	77,730	9.93%	46,959	6%
Monroe Bank & Trust	77,239	9.88%	46,929	6%
Tier 1 Capital to Average Assets
Consolidated	77,730	6.27%	61,957	5%
Monroe Bank & Trust	77,239	6.24%	61,931	5%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital to Risk-Weighted Assets
Consolidated	$84,970	10.48%	$81,084	10%
Monroe Bank & Trust	84,441	10.42%	81,033	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	74,695	9.21%	48,650	6%
Monroe Bank & Trust	74,106	9.15%	48,620	6%
Tier 1 Capital to Average Assets
Consolidated	74,695	6.07%	61,505	5%
Monroe Bank & Trust	74,106	6.03%	61,481	5%

On July 12, 2010, the Bank entered into a Consent Order with its state and federal regulators. While the Bank is under the Consent Order, it is classified as “adequately capitalized” even if its ratios meet the “well capitalized” guidelines. The Consent Order requires the Bank to raise its Tier 1 Leverage ratio to 9% and its Total Risk Based Capital Ratio to 12%. As of September 30, 2012, the Bank is not in compliance with the capital requirements of the Consent Order. The table below indicates the amount of capital the Bank needed to be in compliance with the Consent Order as of September 30, 2012:

					Additional
					Capital
			Minimum Capital Required		Required to
	Actual Capital		by Consent Order		Comply with
	Amount	Ratio	Amount	Ratio	Consent Order
Total Capital to Risk-Weighted Assets	$87,226	11.15%	$93,859	12%	$6,633
Tier 1 Capital to Average Assets	$77,239	6.24%	$111,476	9%	$34,237

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

Internal Revenue Service Audit

Since the fourth quarter of 2010, the Internal Revenue Service (IRS) has been conducting an audit of our tax returns for the 2004, 2005, 2007, 2008, 2009, and 2010 tax years. The IRS is nearing completion of the audit and has proposed adjustments to our taxable income, mainly challenging our treatment of interest on non accrual loans, OREO valuations, OREO carrying costs, and loan charge-offs. Although our loan charge-offs were in compliance with state and federal bank regulatory agency guidelines, the IRS examining agent conducting the audit has called into question the deductibility of certain charge-offs for income tax purposes based on the facts and circumstances of a loan at the time of the charge-off and certain differences between tax and financial accounting for charge-offs. We believe that the charge-off deductions were proper when taken, and our belief is supported by confirmation of our charge off methodology by our federal and state banking regulators.

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

As of June 30, 2012, the Company calculated the potential tax liability to be $0.9 million, based on allowance of the deduction for bad debt losses and the corresponding OREO valuations. The IRS has proposed a resolution of the audit that the Company estimates would result in the Company having to pay a net amount of $3.1 million in federal income tax for the years under audit after taking into account a carry back of losses from later tax years to offset a portion of the deductions disallowed by the IRS.

Since the audit began in 2010, the Company has incurred over $200,000 of professional fees expenses with its accountants and lawyers for assistance in resolution. In order to resolve the audit without incurring significant additional expenses, the Company offered a settlement proposal to the IRS in the beginning of the third quarter of 2012. The Company’s proposal resulted in a current tax liability of $2.0 million. The Company has concluded that its offer to settle of $2.0 million is the best estimate of potential liability at this time. The Company expects the audit to be resolved without incurring significant additional tax or professional fees expenses.

Although the timing of the resolution and/or closure of the audit remains highly uncertain, the Company believes it is reasonably possible that the IRS will conclude this audit within the next six months. Adjustments could be necessary in future periods to the estimated range of the potential federal income tax payable noted above based on issues raised by the IRS. Management will re-evaluate the estimate quarterly based on current, relevant facts.

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first nine months of 2012, the Bank’s interest rate risk has remained within its policy limits.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

No matters to be reported.

Item 6. Exhibits

3.1	Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2011.

3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.

10.1	MBT Financial Corp. Director Deferred Compensation Plan.

10.2	Irrevocable Trust for the Director Deferred Compensation Plan.

31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Corporation’s Form 10-Q Report for the quarterly period ended September 30, 2012, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Operations, (3) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (4) Unaudited Condensed Consolidated Statements of Cash Flows, and (5) the Notes to Unaudited Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBT Financial Corp.
(Registrant)

November 14, 2012	By	/s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President &
Chief Executive Officer

November 14, 2012	By	/s/ John L. Skibski
Date	John L. Skibski
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
10.1	MBT Financial Corp. Director Deferred Compensation Plan.

10.2	Irrevocable Trust for the Director Deferred Compensation Plan.

31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following material from the Corporation’s Form 10-Q Report for the quarterly period ended September 30, 2012, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Operations, (3) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (4) Unaudited Condensed Consolidated Statements of Cash Flows, and (5) the Notes to Unaudited Condensed Consolidated Financial Statements.

** Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are otherwise not subject to liability under these sections.

-34-