Form 10-K
period 2012-12-31
MBT FINANCIAL CORP
filed 2013-03-15
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

As of June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $47.6 million based on the closing sale price as reported on the NASDAQ Global Select system.

As of March 14, 2013, there were 17,900,716 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders of MBT Financial Corp. to be held on May 2, 2013 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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

The Bank’s primary market area is Monroe County, Michigan. According to the most recent market data, there are ten deposit taking/lending institutions competing in the Bank’s market. According to the most recent FDIC Summary of Deposits, the Bank ranks first in market share in Monroe County with 50.26% of the market. In 2001, the Bank began expanding into Wayne County, Michigan, and currently ranks thirteenth out of twenty-seven institutions operating in Wayne County with a market share of 0.38%. For the combined Monroe and Wayne County market, the Bank ranks sixth of twenty-eight institutions with a market share of 2.52%.

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

As of December 31, 2012, the Bank has achieved all of the requirements of the Consent Order except for the two capital ratio targets. A failure to achieve and maintain the capital ratio targets referred to in the Consent Order may result in further adverse regulatory actions, including the imposition of additional restrictions under the FDIC’s Prompt Corrective Action regulations.

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

EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase became permanent at the end of 2010 under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). Following a systemic risk determination, on October 14, 2008, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”). Under the Transaction Account Guarantee Program of the TLGP, the FDIC temporarily provided a 100% guarantee of the deposits in non-interest-bearing transaction deposit accounts in participating financial institutions. This program ended December 31, 2012 and deposit insurance is now limited to $250,000 on all non-interest bearing transaction accounts.

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

Debit Card Interchange Fees

The Dodd-Frank Act provides for a set of new rules requiring that interchange transaction fees for electronic debit transactions be "reasonable" and proportional to certain costs associated with processing the transactions. The FRB was given authority to, among other things, establish standards for assessing whether interchange fees are reasonable and proportional. In June 2011, the FRB issued a final rule establishing certain standards and prohibitions pursuant to the Dodd-Frank Act, including establishing standards for debit card interchange fees and allowing for an upward adjustment if the issuer develops and implements policies and procedures reasonably designed to prevent fraud. The provisions regarding debit card interchange fees and the fraud adjustment became effective October 1, 2011. The rules impose requirements on the Corporation and its banking subsidiary and may negatively impact our revenues and results of operations.

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

Corporate Governance

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

The Corporation is presently a “smaller reporting company” as defined by SEC regulations and is therefore exempt presently from some of the provisions noted above regarding compensation disclosures. As a smaller reporting company, the Company is required to comply with say on pay and say on frequency shareholder proposal requirements beginning with its 2013 Annual Meeting of Shareholders.

Basel III

Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. In June 2012, the Federal Reserve Board released proposed rules regarding implementation of the Basel III regulatory capital rules for U.S. banking organizations. The proposed rules address a significant number of outstanding issues and questions regarding how certain provisions of Basel III are proposed to be adopted in the United States. Key provisions of the proposed rules include the total phase-out from Tier 1 capital of trust preferred securities for all banks, a capital conservation buffer of 2.5% above minimum capital ratios, inclusion of accumulated other comprehensive income in Tier 1 common equity, inclusion in Tier 1 capital of perpetual preferred stock, and an effective minimum Tier 1 common equity ratio of 7.0%. Final rules are expected to be adopted in 2013.

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

Loans to One Borrower. Michigan law provides that a Michigan commercial bank may not provide loans or extensions of credit to a person in excess of 15% of the capital and surplus of the bank. The limit, however, may be increased to 25% of capital and surplus if approval of two-thirds of the Bank’s board of directors is granted. At December 31, 2012, the Bank’s regulatory limit on loans to one borrower was $12.165 million or $20.275 million for loans approved by two-thirds of the Board of Directors. If the Michigan OFIR determines that the interests of a group of more than one person, co-partnership, association or corporation are so interrelated that they should be considered as a unit for the purpose of extending credit, the total loans and extensions of credit to that group are combined. At December 31, 2012, the Bank did not have any loans with one borrower that exceeded its regulatory limit.

At December 31, 2012, loans that had high loan to value ratios at origination were quantified by management and represented less than 10% of total outstanding loans as of the balance sheet date. Additionally, management quantified all loans (mortgage, consumer and commercial) that required interest only payments as of the balance sheet date and determined that these types of loans were less than 10% of total loans outstanding at December 31, 2012. Based on these facts, management concluded no concentrations of credit risk existed at December 31, 2012.

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

Capital Requirements. Under FDIC regulations, federally-insured state-chartered banks that are not members of the Federal Reserve (“state non-member banks”), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC not to be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is principally composed of the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships). As of December 31, 2012, the Tier 1 capital to average total assets ratio for the Bank was 6.38%.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized"), and all institutions are assigned one such category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. At December 31, 2012, the Bank’s regulatory capital classification was “adequately capitalized.” Although the Bank’s nominal capital ratios are above those required to be considered “well capitalized”, the existence of a written agreement with the FDIC limits the Bank’s capital classification to “adequately capitalized.”

For further discussion regarding the Corporation’s regulatory capital requirements, see Note 13 to the 2012 Consolidated Financial Statements.

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

Federal Home Loan Bank. The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”), one of the 12 regional Federal Home Loan Banks. The FHLBI provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLBI, is required to acquire and hold shares of capital stock in the FHLBI in an amount equal to at least 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLBI, whichever is greater. The Bank was in compliance with this requirement and its investment in FHLBI stock at December 31, 2012 was $10.6 million. The FHLB Banks function as a central reserve bank by providing credit for financial institutions throughout the United States. Advances are generally secured by eligible assets of a member, which include principally mortgage loans and obligations of, or guaranteed by, the U.S. government or its agencies. Advances can be made to the Bank under several different credit programs of the FHLBI. Each credit program has its own interest rate, range of maturities and limitations on the amount of advances permitted based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

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

Employees

MBT Financial Corp. has no employees other than its three officers, each of whom is also an employee and officer of Monroe Bank & Trust and who serve in their capacity as officers of MBT Financial Corp. without compensation. As of December 31, 2012, Monroe Bank & Trust had 353 full-time employees and 14 part-time employees. Monroe Bank & Trust provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services, and a 401(k) plan.

Executive Officers of the Registrant

NAME	AGE	POSITION
H. Douglas Chaffin	57	President & Chief Executive Officer
Donald M. Lieto	57	Executive Vice President, Senior Administration
		Manager, Monroe Bank & Trust
Scott E. McKelvey	53	Executive Vice President, Senior Wealth
		Management Officer, Monroe Bank & Trust
		Secretary, MBT Financial Corp.
Thomas G. Myers	56	Executive Vice President & Chief
		Lending Manager, Monroe Bank & Trust
John L. Skibski	48	Executive Vice President & Chief
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

H. Douglas Chaffin was President & Chief Executive Officer in each of the last five years. Donald M. Lieto was Executive Vice President, Senior Administration Manager in each of the last five years. Scott E. McKelvey was Executive Vice President, Senior Wealth Management Officer in each of the last five years. Thomas G. Myers was Executive Vice President & Chief Lending Manager in each of the last five years. John L. Skibski was Executive Vice President & Chief Financial Officer in each of the last five years.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

MBT Financial Corp. does not conduct any business other than its ownership of Monroe Bank & Trust’s stock. MBT Financial Corp. operates its business from Monroe Bank & Trust’s headquarters facility. Monroe Bank & Trust operates its business from its main office complex located at 102 E. Front Street, Monroe, Michigan, its 24 full service branches in the counties of Monroe and Wayne, Michigan, and a mortgage loan origination office in Monroe, Michigan. The Bank owns its main office complex and 23 of its branches. The mortgage loan origination office and one of the Bank’s branches are leased.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters, and Issuer Purchases of Equity Securities

Common stock consists of 17,396,179 shares with a book value of $4.80. No dividends were declared on common stock during 2012. The common stock is traded on the NASDAQ Global Select Market under the symbol MBTF. Below is a schedule of the high and low trading price for the past two years by quarter. These prices represent those known to Management, but do not necessarily represent all transactions that occurred.

	2012		2011
	High	Low	High	Low
1st quarter	$2.50	$0.96	$2.00	$1.46
2nd quarter	$3.70	$1.82	$1.75	$1.29
3rd quarter	$3.10	$2.57	$1.60	$1.13
4th quarter	$2.98	$2.21	$1.46	$0.80

No dividends were declared during the past three years.

As of December 31, 2012, the number of holders of record of the Corporation’s common shares was 1,203. The payment of future cash dividends is at the discretion of the Board of Directors and is subject to a number of factors, including results of operations, general business conditions, growth, financial condition, and other factors deemed relevant. Further, the Corporation’s ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the sections captioned “Recent Regulatory Enforcement Actions” and “Bank Regulation-Dividends” in Item 1 above. Given the Corporation’s operating results and need to raise additional capital, Management’s expectation is that the payment of dividends will continue to be suspended for the foreseeable future.

Item 6. Selected Financial Data

The selected financial data for the five years ended December 31, 2012 are derived from the audited Consolidated Financial Statements of the Corporation. The financial data set forth below contains only a portion of our financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Selected Consolidated Financial Data

Dollar amounts are in thousands,
except per share data	2012	2011	2010	2009	2008
Consolidated Statements of Income
Interest Income	$44,535	$49,560	$56,586	$71,004	$84,903
Interest Expense	9,886	14,433	19,758	29,989	42,514
Net Interest Income	34,649	35,127	36,828	41,015	42,389
Provision for Loan Losses	7,350	13,800	20,500	36,000	18,000
Net Interest Income after
Provision for Loan Losses	27,299	21,327	16,328	5,015	24,389
Other Income	16,437	18,230	19,436	10,480	15,985
Other Expenses	38,694	42,819	44,480	49,774	39,999
Income before Provision for Income Taxes	5,042	(3,262)	(8,716)	(34,279)	375
Provision for (benefit from) Income Taxes	(3,503)	500	3,183	(102)	(1,317)
Net Income (Loss)	$8,545	$(3,762)	$(11,899)	$(34,177)	$1,692
Net Income (Loss) available to Common Shareholders	$8,545	$(3,762)	$(11,899)	$(34,177)	$1,692

Per Common Share
Basic Net Income (Loss)	$0.49	$(0.22)	$(0.72)	$(2.11)	$0.10
Diluted Net Income (Loss)	0.49	(0.22)	(0.72)	(2.11)	0.10
Cash Dividends Declared	-	-	-	0.02	0.54
Book Value at Year End	4.80	4.38	4.29	5.04	7.49
Average Common Shares Outstanding	17,332,012	17,270,528	16,498,734	16,186,478	16,134,570

Consolidated Balance Sheets (Year End)
Total Assets	$1,268,595	$1,238,027	$1,259,377	$1,383,369	$1,562,401
Total Securities	443,158	400,868	325,000	356,865	466,043
Total Loans	627,249	679,475	752,887	848,979	940,948
Allowance for Loan Losses	17,299	20,865	21,223	24,063	18,528
Deposits	1,048,830	1,022,310	1,031,893	1,031,791	1,136,078
Borrowings	122,000	127,000	143,500	258,500	291,500
Total Shareholders' Equity	83,574	75,711	73,998	81,764	120,977

Selected Financial Ratios
Return on Average Assets	0.69%	-0.30%	-0.92%	-2.36%	0.11%
Return on Average Equity	11.03%	-5.11%	-14.06%	-29.53%	1.36%
Net Interest Margin	3.02%	3.07%	3.10%	3.06%	2.96%
Dividend Payout Ratio	0.00%	0.00%	0.00%	-0.95%	514.78%
Allowance for Loan Losses to Period End Loans	2.75%	3.07%	2.82%	2.83%	1.97%
Allowance for Loan Losses to Non Performing Loans	24.78%	27.63%	25.98%	27.94%	34.45%
Non Performing Loans to Period End Loans	11.10%	11.10%	10.84%	10.13%	5.71%
Net Charge Offs to Average Loans	1.65%	1.97%	2.89%	3.36%	2.00%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction – The Company is a bank holding company with one subsidiary, Monroe Bank & Trust (“Bank”). The Bank is a commercial bank that operates 17 branch offices in Monroe country, Michigan and 7 branches in Wayne County, Michigan. The Bank’s primary source of income is interest income on its loans and investments and its primary expense is interest expense on its deposits and borrowings. This discussion and analysis should be read in conjunction with the accompanying consolidated statements and footnotes.

Executive Overview – The Bank is operated as a community bank, primarily providing loan, deposit, and wealth management services to the people, businesses, and communities in its market area. In addition to our commitment to our mission of serving the needs of our local communities, we are focused on improving our asset quality, profitability, and capital.

The national economic recovery is continuing slowly, and conditions in southeast Michigan are also slowly improving. Local unemployment rates improved significantly during 2012, and are now comparable to the state and national averages, but remain above the historical norms. Commercial and residential development property values continue to show some stability with some areas improving slightly. Our total problem assets, which include nonperforming loans, other real estate owned, non accrual investments, and performing loans that are internally classified as potential problems, decreased $11.5 million, or 8.4% during 2012. The improvement in our asset quality over the past year, the decrease in our net charge offs from $14.2 million in 2011 to $10.9 million in 2012, and the decrease in our total loans outstanding allowed us to decrease our Allowance for Loan and Lease Losses (ALLL) from $20.9 million to $17.3 million in 2012. The portfolio of loans held for investment decreased $52.2 million during the year, and the ALLL as a percent of loans decreased from 3.07% to 2.75%. Although local property values and the unemployment rate have stabilized over the past several quarters, we anticipate that the recovery in our local markets will continue at a slower than normal pace in 2013. We will continue to focus our efforts on improving asset quality, maintaining liquidity, strengthening capital, and controlling expenses.

Net Interest Income decreased $478,000 in 2012 compared 2011 even though the average earning assets increased $0.9 million, or 0.1% as the net interest margin decreased from 3.07% to 3.02%. The provision for loan losses decreased from $13.8 million in 2011 to $7.35 million in 2012. Decreases in the historical loss rates, the size of the loan portfolio, and the amount of specific allocations during 2012 decreased the amount of ALLL required. As a result, we were able to record a provision that was smaller than the net charge offs for the year. Non interest income decreased $1.8 million or 9.8%, due to a life insurance benefit received in 2011. Non interest expenses decreased $4.1 million, or 9.6% due to a death benefit payment in 2011 and smaller losses on Other Real Estate Owned (OREO) and OREO carrying costs. We expect credit related expenses to continue to improve, but still remain above normal levels, in 2013.

Critical Accounting Policies - The Bank’s Allowance for Loan Losses is a “critical accounting estimate” because it is an estimate that is based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Corporation’s financial condition. These assumptions include, but are not limited to, collateral values and the effect of economic conditions on the financial condition of the Bank’s borrowers. To determine the Allowance for Loan Losses, the Bank estimates losses on all loans that are not classified as non-accrual or renegotiated by applying historical loss rates, adjusted for environmental factors, to those loans. This portion of the analysis utilizes the loss history for the most recent twelve quarters, adjusted for qualitative factors including recent delinquency rates, real estate values, and economic conditions. In addition, all loans over $250,000 that are nonaccrual and all loans that are renegotiated are individually tested for impairment. Impairment exists when the carrying value of a loan is greater than the realizable value of the collateral pledged to secure the loan or the present value of the cash flow of the loan. Any amount of monetary impairment is included in the Allowance for Loan Losses. Management is of the opinion that the Allowance for Loan Losses of $17,299,000 as of December 31, 2012 was adequate.

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of fair value less costs to sell or the loan carrying amount at the date of foreclosure. Subsequent to foreclosure, appraisals or other independent valuations are periodically obtained by Management and the assets are carried at the lower of carrying amount or fair value less costs to sell.

Income tax accounting standards require companies to assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all evidence using a “more likely than not” standard. We reviewed our deferred tax asset, considering both positive and negative evidence and analyzing changes in near term market conditions as well as other factors that may impact future operating results. Significant negative evidence is our net operating losses for 2008 through 2011, combined with a difficult economic environment consisting of persistently high unemployment and a very slow economic recovery in southeast Michigan. Positive evidence includes our history of strong earnings prior to 2008, our strong capital position, our steady net interest margin, our non interest expense control initiatives, our six consecutive quarterly profits, and our forecasted profits for the foreseeable future. As of December 31, 2011, we maintained a valuation allowance equal to the full amount of our $24.2 million deferred tax asset. Based on our current analysis of the evidence, we believe that it is appropriate to maintain a valuation allowance equal to the $19.9 million of our $24.9 million deferred tax asset as of December 31, 2012. Accordingly, we recorded a tax benefit of $5.0 million in 2012 to reduce the valuation allowance.

The Bank holds three pooled Trust Preferred Collateralized Debt Obligation (CDO) securities in its investment securities portfolio. Due to the lack of an active market for securities of this type, the Bank utilizes an independent third party valuation firm to calculate fair values. This valuation analysis includes a determination of the portion of the fair value impairment that is the result of credit losses. The portion of the impairment that is the result of credit losses is recognized in earnings as Other Than Temporary Impairment and the impairment related to all other factors is recognized in Other Comprehensive Income.

The other-than-temporary-impairment analysis of each of the CDO securities owned by the Company is conducted by projecting the expected cash flows from the security, discounting the cash flows to determine the present value of the cash flows, and comparing the present value to the amortized cost to determine if there is impairment. The cash flow projection for each security is developed using estimated prepayment speeds, estimated rates at which payments will be deferred, estimated rates at which issuers will default, and the severity of the losses on the securities which default. Prepayment estimates are negatively impacted by the lack of an active market for issuers to refinance their trust preferred securities; however, prepayment of trust preferred securities is expected to increase prepayment due to recent restrictions on the treatment of trust preferred debt as regulatory capital. The size and creditworthiness of each institution in the CDO pool are the most significant pieces of evidence in estimating prepayment speeds. Deferral and default rates are the key drivers of the cash flow projections for each of the securities. Deferral of interest payments is allowed for up to five years, and estimates of deferral rates are determined by examining the current deferral status of the issuers, the current financial condition of the issuers, and the historical deferral levels of the issuers in each CDO pool. Key evidence examined includes whether or not an issuer has received TARP funding, the most recent credit ratings from outside services, stock price information, capitalization, asset quality, profitability, and liquidity. The most significant evidence in estimating deferrals is the comparison of key financial ratios to industry benchmarks. Near term (next 12 months) deferral rates are estimated for each security by analyzing the credit characteristics of each individual issuer in the pool. When an issuer is expected to defer interest payments, the analysis assumes that the deferral will continue for the entire five year period allowed and then, depending on the individual credit characteristics of that issuer, begin performing or move to default. Longer term annual default rates for each CDO are estimated using the credit analysis of each individual issuer compared industry benchmarks to modify the historical default rates of financial companies. Finally, loss severity is estimated using analytical research provided by Standard and Poor’s and Moody’s, which supports the assumption that a small percentage of defaulted trust preferred securities recover without loss. The projected cash flows are discounted using the contractual rate of each security.

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

Accounting Standards Update 2011-04 (ASU 2011-04), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” was issued by FASB in May 2011. ASU 2011-04 clarifies existing fair value measurement and disclosure requirements and changes existing principles and disclosure guidance. Clarification was made to disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first annual period beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s financial statements.

Accounting Standards Update 2011-05 (ASU 2011-05), “Comprehensive Income” was issued by FASB in June 2011. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of comprehensive income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but continuous statements. This standard eliminated the option to present the components of other comprehensive income as a part of the statement of changes in stockholders’ equity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 31, 2011. The implementation of this standard only changed the presentation of comprehensive income; it did not have an impact on the Company’s financial position or its results of operations. ASU 2011-12 was issued by FASB in December 2011. ASU 2011-12 deferred the requirement to present reclassification adjustments for each component of OCI in both net income and OCI and the face of the financial statements until fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The other requirements of ASU 2011-05 were not affected by ASU 2011-12. As a result of adopting ASU 2011-05, the Company is presenting the total of comprehensive income and the components of comprehensive income and other comprehensive income in a single continuous statement.

Accounting Standards Update 2013-02 (ASU 2013-02), “Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” was issued in February 2013. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for interim and annual periods beginning on or after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

Results of Operations

Comparison of 2012 to 2011 – The Company recorded a Net Profit of $8.5 million in 2012, compared to the Net Loss of $3.8 million in 2011 mainly due to the decrease of $6.45 million in the Provision for Loan Losses, a $5.0 million reduction in the valuation allowance on our deferred tax asset (which net of our current provisions resulted in a decrease of $4.0 million in federal income tax expense), and the decrease of $4.1 million in non interest expenses. The primary source of earnings for the Bank is its net interest income, which decreased $0.5 million, or 1.4% compared to 2011. Net interest income decreased as the net interest margin decreased from 3.07% to 3.02% and the average earning assets increased less than 0.1%. Earning assets were little changed during 2012 as loan demand remained weak and Management continued its efforts to improve the Bank’s capital ratios by restricting asset growth. Interest income decreased $5.0 million during 2012 as the yield on earnings assets decreased from 4.33% to 3.89%, while the amount of earning assets was essentially unchanged at $1.14 billion. Interest expense decreased $4.5 million compared to 2011 as the average amount of interest bearing liabilities decreased $29.4 million and the cost of the interest bearing liabilities decreased from 1.43% in 2011 to 1.01% in 2012. The decrease in the average cost of funds was due to the historically low level of market interest rates throughout the year and because the outstanding balances of interest bearing liabilities shifted from higher cost borrowed funds, certificates of deposit, and money market deposits to lower cost savings and interest bearing demand deposits.

The Provision for Loan Losses decreased 46.7% from $13.8 million in 2011 to $7.4 million in 2012 as the amount of net charge offs decreased from $14.2 million in 2011 to $10.9 million in 2012. The slowly improving economic conditions and continued high credit standards and collection efforts contributed to the decrease in charge offs. The net charge offs exceeded the provision by $3.6 million, causing a decrease of that amount in our Allowance for Loan Losses. The Allowance as a percent of loans decreased from 3.07% as of December 31, 2011 to 2.75% as of December 31, 2012 as the Allowance decreased by 17.1% while the loan portfolio decreased by 7.7%.

Other Income decreased 9.8% from $18.2 million in 2011 to $16.4 million in 2012. Security gains increased $0.2 million as the Bank realized more gains on sales of securities in 2012 as interest rates moved lower. Mortgage loan origination income increased 87.1% from 2011 to 2012 as the real estate market conditions improved slightly and refinance activity increased sharply. Income from Bank Owned Life Insurance decreased $2.1 million, or 59.6%, due to the proceeds of a death claim for one of our directors in 2011.

Other expenses decreased $4.1 million, or 9.6% in 2012 compared to 2011. Salaries and benefits expense increased $838,000, or 4.3% as salaries increased due to increases in salary rates and the number of employees, and retirement benefits, health care, and payroll taxes all increased. Occupancy expense decreased 13.7% mainly due to a reduction in maintenance costs due to an accrual of $340,000 in 2011 for additional environmental cleanup costs at our Temperance branch location. Depreciation and property tax expenses also decreased. Professional fees decreased 8.6% from $2.5 million in 2011 to $2.3 million in 2012 as a decrease in legal fees due to reduced collection activity was partially offset by higher accounting and legal fees due to an ongoing IRS audit. Expenses and losses on Other Real Estate Owned decreased $3.1 million, or 54.6% as real estate values began to recover, decreasing the need to write down our properties. Maintenance, insurance, and property tax costs on OREO properties also decreased. Death benefit obligation expense decreased $1.6 million due to the accrual of a death benefit payable to the beneficiary of one of our board members in 2011. Other expenses increased $783,000, or 22.5% due to an interest accrual on the proposed IRS audit settlement, an excise tax paid on a retirement plan ERISA violation, various legal settlements, and increased employee training expenses.

The Company’s net income for 2012, before provision for income taxes, was $5.0 million, an increase of $8.3 million compared to the pretax loss of $3.3 million in 2011. In 2011 we recorded a tax expense to accrue $500,000 for an estimated adjustment to our 2009 tax return resulting from the ongoing IRS audit of the Company’s tax returns filed for its 2004, 2005, 2007, 2008, 2009, and 2010 tax years. The ultimate resolution of the audit is still uncertain. The issues being challenged mainly involve the timing of income recognition and would normally result in an increase in the deferred tax asset. In 2012 we proposed a settlement to the IRS and recorded an additional tax expense accrual of $1.5 million to reflect the amount of that proposed settlement. Based on current knowledge, the Company believes that the accrued tax liability is adequate to absorb the effect relating to the ultimate resolution of the uncertain tax positions challenged by the IRS. In 2012, we also recorded a tax benefit of $5.0 million to reduce the valuation allowance on our deferred tax asset. The total tax recorded in 2012 was a benefit of $3.5 million, for an effective tax rate of (69.5%). The net income in 2012 was $8.5 million, an improvement of $12.3 million compared to the loss of $3.8 million in 2011.

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

Earnings for the Bank are usually highly reflective of the Net Interest Income. In 2008, during the economic crisis, the Federal Open Market Committee (FOMC) of the Federal Reserve lowered the fed funds rate target to 0-0.25%, where it remained through 2012 and into 2013. The yield curve shape became steeply, positively sloped in 2009 and through 2010. Due to continued high unemployment and the absence of inflation, the Fed extended its quantitative easing program through 2012 in an attempt to keep longer term market rates low and encourage borrowing, which reduced the slope from the yield curve. Loan and investment yields follow long term market yields, and the yield on our loans decreased from 5.70% in 2010 to 5.53% in 2011 and 5.30% in 2012. The yields on our investment securities also decreased each year, from 2.78% in 2010 to 2.31% in 2011 and 1.96% in 2012. In the current environment of historically low interest rates, we have been reinvesting our investment portfolio cash flow into shorter maturity securities and maintaining large cash reserves, which contributed to the decline in the investment yield in 2011 and 2012. Funding costs are more closely tied to the short term rates, and the average cost of our deposits decreased from 1.28% in 2010 to 1.04% in 2011 and to 0.62% in 2012. Borrowed funds costs are primarily based on the 3 month LIBOR, which increased late in 2011 before decreasing slightly in 2012. As a result our average cost of borrowed funds decreased from 3.52% in 2010 to 2.76% in 2011 and 2.85% in 2012. This caused our net interest margin to decrease from 3.10% in 2010 to 3.07% in 2011 and to 3.02% in 2012. The average cost of interest bearing deposits was 0.74%, 1.22%, and 1.49%, for 2012, 2011, and 2010, respectively. The following table shows selected financial ratios for the same three years.

	2012	2011	2010
Return on Average Assets	0.69%	-0.30%	-0.92%
Return on Average Equity	10.99%	-5.11%	-14.06%
Dividend Payout Ratio	0.00%	0.00%	0.00%
Average Equity to Average Assets	6.27%	5.84%	6.54%

Balance Sheet Activity – Compared to 2011, the total assets of the Company increased $30.6 million, or 2.5%. The growth was the result of growth in deposit funding, which increased $26.5 million. We continue to reduce our non core funding, and in 2012 $7.8 million in brokered certificates of deposit and $5.0 million in repurchase agreements matured and were not replaced. We reduced our total brokered CDs from $24.0 million at December 31, 2011 to $16.3 million at December 31, 2012. Loan demand improved in 2012, but it was not sufficient to replace the amount of principal payments received and charged off during the year. As a result, total loans held for investment decreased $52.2 million, or 7.7%. We expect the loan portfolio to continue to decrease in the first quarter of 2013 before stabilizing and then beginning to increase before the end of 2013. Due to the increase in deposit funding and the decrease in loans, our cash and investment securities increased $78.8 million. The investment portfolio primarily consists of mortgage backed securities issued by GNMA, and debt securities issued by U.S government agencies and states and political subdivisions. Due to the low interest rate environment and our anticipated cash needs for 2013, we are holding more of our excess funds in cash and cash equivalents instead of investing it in securities. We have $95.0 million in Federal Home Loan Bank advances maturing in the second quarter of 2013, and we intend to pay of this debt at maturity. In addition, we have $7.6 million in brokered certificates of deposit scheduled to mature in 2013 that we do not intend to replace. Capital increased $7.9 million, primarily due to the earnings of $8.5 million, partially offset by a reduction in accumulated other comprehensive income that was mainly caused by a reduction in the unrealized gains on our available for sale investment securities.

Asset Quality - The Corporation uses an internal loan classification system as a means of tracking and reporting problem and potential problem credit assets. Loans that are rated one to four are considered “pass” or high quality credits, loans rated five are “watch” credits, and loans rated six and higher are “problem assets”, which includes non performing loans. Non performing assets include all loans that are 90 days or more past due, non accrual loans, Other Real Estate Owned (OREO), and Troubled Debt Restructurings (TDRs). Asset quality began to weaken in 2007 and problem assets increased to $157.8 million, or 12.5% of total assets at December 31, 2010. Throughout 2011 and 2012, economic conditions nationally and in southeast Michigan improved moderately. Although unemployment remains elevated and property values are recovering slowly, problem assets decreased to $136.8 million, or 11.0% of total assets at December 31, 2011 and $125.2 million, or 9.9% of total assets at December 31, 2012.

The Corporation monitors the Allowance for Loan and Lease Losses (ALLL) and the values of the OREO each quarter, making adjustments when necessary. We believe that the ALLL adequately provides for the losses in the portfolio and that the reported OREO value is accurate as of December 31, 2012. We expect the recovery of the local economic environment to continue slowly along with the rest of the country in 2013. This may result in continued high unemployment and low property values in our market area. However, loans that were 30-89 days past due decreased from $27.9 million, or 3.70% of loans, as of December 31, 2010 to $15.6 million, or 2.29% of loans as of December 31, 2011 and to $12.4 million, or 1.98% of loans as of December 31, 2012. Delinquency is one of the indications of potential problems with a loan, and this second consecutive decrease in early delinquencies may be an indication that the problem asset level will continue to improve in 2013. We also expect the provision for loan losses to improve again in 2013, although it is still expected to remain above our normal levels.

Cash Flow – Cash flows provided by operations decreased compared to 2011 even though the net income increased from a loss of $3.8 million to a profit of $8.5 million. This occurred because the primary contributors to the improved earnings were the reduction in the provision for loan losses and the decrease in the deferred tax asset valuation allowance, and both of these are non cash items. Cash flows used for investing activities decreased slightly from $3.4 million to $2.5 million 2011 to 2012 because in both years the amount of cash generated by loan payments and securities maturities and sales was reinvested into investment securities. Cash flows from financing activity increased $47.8 million in 2012 due to a smaller amount of debt repayments and growth in deposits. As a result, total cash and cash equivalents increased $36.5 million in 2012 as the Company increased its cash held at the Federal Reserve. The Bank plans to use this cash to pay off $95 million of maturing debt in the second quarter of 2013.

Deferred Tax Asset Valuation Allowance – ASC 740 guidance requires that a corporation assess whether a valuation allowance should be established against its deferred tax asset based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, the corporation should consider both positive and negative evidence and analyze changes in near term market conditions as well as other factors which may impact future operating results. The Company first established a valuation allowance of $13.8 million against its $17 million deferred tax asset effective December 31, 2009. The valuation allowance was increased to 100% of the $20.9 million deferred tax asset effective December 31, 2010. The valuation allowance was maintained at 100% of the deferred tax asset, which increased to $24.2 million during 2011.

The negative evidence evaluated as of December 31, 2012 consists primarily of the economic conditions and the Company’s financial results during the 2008-2010 period. In 2008, the southeast Michigan region led the nation into a prolonged recession due to weak sales in the automotive sector. In the years leading up to the recession, housing values increased rapidly, and when unemployment began to rise, the housing market suffered and real estate values declined. The decline in real estate values resulted in an abrupt reduction in mortgage loan originations and the ability of homeowners to use the equity in their homes to fund their spending. The Bank’s loan portfolio primarily consisted of loans secured by real estate, including residential and commercial development and 1-4 family residential property, and we experienced significant increases in defaults in these loans. Non performing loans as a percent of total loans increased from 3.39% as of December 2007 to 10.84% as of December 31, 2010, and net charge offs as a percent of average loans increased from 0.49% in 2007 to 2.89% in 2010. Due to the deterioration of the Bank’s loan portfolio, we needed to increase our allowance for loan losses from $13.8 million at the end of 2006 to $24.1 million at the end of 2009. This required an increase in our provision for loan losses from $11.4 million in 2007 to $36.0 million in 2009, and our net income decreased from a profit of $7.7 million in 2007 to a loss of $34.3 million in 2009.

The positive evidence evaluated as of December 31, 2012 consists of the improvements in the economic conditions in 2011 and 2012, the improvements in the Bank’s asset quality and earnings in 2011 and 2012, the expectations of future earnings improvements for the Company, and the Company’s long history of strong financial performance prior to 2008. During the recession, the national unemployment rate increased from 5.0% at the end of 2007 to its peak of 10.0% in October, 2009. Since the recovery began, the national unemployment rate declined to 7.8% at the end of 2012. During the same period, the unemployment rate for Michigan increased from 7.2% to a high of 14.2% in August, 2009 and has declined to 8.9% at the end of 2012. From December 2007 to July 2009, the Case Shiller housing price index for southeast Michigan decreased 32.3%, and from that low point, the index recovered 14.9% as of December 2012. These economic improvements have resulted in asset quality and earnings improvements at the Bank. Problem assets declined $35.3 million, or 22.4% from 2010 to 2012 and net charge offs decreased 53.2% from $23.3 million in 2010 to $10.9 million in 2012. The improvement in asset quality has enabled the Bank to reduce its allowance for loan losses 18.5% over the same two year period. The asset quality improvement has led to an improvement in earnings for the Company, which has posted six consecutive quarterly profits and has positive cumulative earnings for eight quarters. Prior to 2008, the Company had consistently strong financial performance, and since its incorporation has not had any net operating loss carry forwards expire unused. Throughout the recent economic challenges, the Company maintained strong core earnings and only experienced losses recently due to high credit related costs. With the asset quality improving and credit costs returning to normal levels, the Company expects its profits to continue to grow for the foreseeable future. The Company operates thorough and detailed Asset/Liability Management and budgeting models and has historically been able to accurately forecast its earnings. The current two year budget and five year financial projections indicate that the Company will be able to utilize a sufficient amount of its net operating loss carry forwards to make it “more likely than not” that the Company will be able to realize at least $5 million of its deferred tax assets. Based on its evaluation of the positive and negative evidence, the Company elected to reduce its deferred tax asset valuation allowance by $5 million as of December 31, 2012. As new evidence is obtained and evaluated in future periods, the Company will update its assessment of the valuation allowance and make adjustments as necessary.

Liquidity and Capital - The Corporation has maintained sufficient liquidity to allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, a Federal funds line that has been established with a correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. The Federal Reserve Bank discount window, which also allows us to pledge securities and loans as collateral for borrowings, is only available to us under the secondary credit program, and therefore is no longer part of our liquidity planning process. As of December 31, 2012, the Bank utilized $107 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and none of its $25 million federal funds line with its correspondent bank.

Total stockholders’ equity of the Corporation was $83.6 million at December 31, 2012 and $75.7 million at December 31, 2011. The stockholders’ equity increased $7.9 million during the year, the ratio of equity to assets increased from 6.12% as of December 31, 2011 to 6.59% as of December 31, 2012. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These regulatory standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be “well capitalized” if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, the Leverage Capital Ratio is at least 5%, and the Bank is not subject to any written agreements or order issued by the FDIC pursuant to Section 8 of the Federal Deposit Insurance Act.

The following table summarizes the capital ratios of the Corporation:

	December 31, 2012	December 31, 2011	Minimum to be Well Capitalized
Tier 1 Leverage Ratio	6.43%	6.07%	5%
Tier 1 Risk based Capital	10.27%	9.21%	6%
Total Risk Based Capital	11.53%	10.48%	10%

At December 31, 2012 and December 31, 2011, the Bank exceeded the minimum capital ratios to be considered “well capitalized”. However, since July 22, 2010 the Bank has been operating under a Consent Order with the FDIC, and as of December 31, 2012 and December 31, 2011, the Bank was considered to be “Adequately Capitalized” under the regulatory standards. As an “Adequately Capitalized” institution, the Bank is not allowed to issue new brokered certificates of deposit or to replace maturing brokered certificates of deposit without a waiver from the FDIC. The Bank maintains a high level of liquidity and its balance sheet management strategy involves reducing the use of out of market funding, so the capital classification does not have an impact on the Bank’s operations. The Consent Order from the FDIC is a written agreement the Bank has with its regulators requiring, among other things, improvement in our capital ratios and asset quality. As a part of this written agreement, the Bank agreed to take certain actions to improve the Bank's credit administration and developed a written plan to target a minimum Tier 1 Leverage Capital ratio of 9% and a Total Risked Based Capital ratio of 12%. The Bank’s Tier 1 Leverage Capital ratio increased from 6.03% at December 31, 2011 to 6.38% at December 31, 2012. The Total Risk Based Capital ratio increased from 10.42% at December 31, 2011 to 11.46% at December 31, 2012. The Company does not expect to attain the 9% Tier 1 Leverage Ratio or the 12% Total Risk Based capital ratio targets set forth in the Consent Order during 2013 without additional new capital. In 2011 the shareholders approved an amendment to the Articles of Incorporation to increase the number of common shares authorized. In light of continued softness in the market for capital offerings for community banking organizations and the recent improvement in asset quality and earnings, the Board of Directors will evaluate the appropriateness and the timing of any future capital offering based on improved market conditions and the Company’s needs. The following table shows the amount of capital needed at the Bank to meet the requirements of the Consent Order:

	Actual Capital		Minimum Capital Required by Consent Order		Additional Capital Required to Comply with
	Amount	Ratio	Amount	Ratio	Consent Order
Total Capital to Risk-Weighted Assets	$88,992	11.46%	$93,147	12%	$4,155
Tier 1 Capital to Average Assets	$79,113	6.38%	$111,615	9%	$32,502

The following table shows the investment portfolio for the last three years (000s omitted).

	Held to Maturity
	December 31, 2012		December 31, 2011		December 31, 2010
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agency and corporation obligations	$-	$-	$-	$-	$-	$-

Mortgage Backed Securities issued by U.S. Government Agencies	-	-	-	-	6	6

Securities issued by states and political subdivisions in the U.S.	38,286	39,630	35,364	35,812	23,798	23,836

Corporate Debt Securities	500	500	-	-	-	-

Total	$38,786	$40,130	$35,364	$35,812	$23,804	$23,842

Pledged securities	$335	$339	$1,111	$1,125	$4,502	$4,544

	Available for Sale
	December 31, 2012		December 31, 2011		December 31, 2010
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agency and corporation obli- gations (excluding mortgage-backed securities)	$222,099	$225,451	$161,483	$165,532	$127,065	$127,291

Mortgage Backed Securities issued by U.S. Government Agencies	127,082	129,818	156,883	160,168	139,708	139,744

Securities issued by states and political subdivisions in the U.S.	17,804	18,370	14,616	15,178	14,881	14,725

Trust Preferred CDO Securities	9,525	5,406	9,542	5,467	9,563	5,188

Corporate Debt Securities	11,961	12,077	6,070	5,979	-	-

Other domestic securities (debt and equity)	2,580	2,645	2,567	2,575	2,553	2,417

Total	$391,051	$393,767	$351,161	$354,899	$293,770	$289,365

Pledged securities	$131,678	$137,706	$131,616	$137,220	$139,278	$140,031

The following table shows average daily balances, interest income or expense amounts, and the resulting average rates for interest earning assets and interest bearing liabilities for the last three years. Also shown are the net interest income, total interest rate spread, and the net interest margin for the same periods.

	Years Ended December 31,
	2012			2011			2010
	Average	Interest		Average	Interest		Average	Interest
	Daily	Earned	Average	Daily	Earned	Average	Daily	Earned	Average
(Dollars in Thousands)	Balance	or Paid	Yield	Balance	or Paid	Yield	Balance	or Paid	Yield
Investments
Interest Bearing Balances Due From Banks	$76,079	$195	0.26%	$58,558	$151	0.26%	$49,972	$131	0.26%
Obligations of US Government Agencies	332,119	6,944	2.09%	304,422	7,722	2.54%	258,859	7,888	3.05%
Obligations of States & Political Subdivisions[1]	48,355	1,552	3.21%	43,235	1,542	3.57%	48,614	1,955	4.02%
Other Securities	28,204	794	2.82%	20,720	433	2.09%	22,405	602	2.69%
Total Investments	484,757	9,485	1.96%	426,935	9,848	2.31%	379,850	10,576	2.78%

Loans
Commercial	459,797	24,423	5.31%	495,581	27,380	5.52%	554,474	31,384	5.66%
Mortgage	186,778	9,239	4.95%	204,311	10,469	5.12%	171,417	9,021	5.26%
Consumer	14,125	1,388	9.83%	17,880	1,863	10.42%	80,702	5,605	6.95%
Total Loans[2]	660,700	35,050	5.30%	717,772	39,712	5.53%	806,593	46,010	5.70%

Federal Funds Sold	-	-	n/a	41	-	n/a	-	-	n/a
Total Interest Earning Assets	1,145,457	44,535	3.89%	1,144,748	49,560	4.33%	1,186,443	56,586	4.77%

Cash & Non Interest Bearing	18,187			18,207			17,239
Due From Banks
Interest Receivable and Other Assets	77,524			86,614			100,620
Total Assets	$1,241,168			$1,249,569			$1,304,302

Savings Accounts	$141,949	$194	0.14%	$121,378	$219	0.18%	$114,657	$300	0.26%
Interest Bearing DDA & NOW Accounts	161,545	286	0.18%	109,587	266	0.24%	103,236	545	0.53%
Money Market Deposits	244,710	555	0.23%	267,650	758	0.28%	266,139	983	0.37%
Certificates of Deposit	308,116	5,295	1.72%	376,806	9,455	2.51%	395,887	11,266	2.85%
Fed Funds Purch & Other Borrowings	138	11	7.97%	135	11	8.50%	3	-	0.00%
Repurchase Agreements	17,842	828	4.64%	23,918	1,101	4.60%	30,000	1,388	4.63%
FHLB Advances	107,000	2,717	2.54%	111,197	2,623	2.36%	159,185	5,276	3.31%
Total Interest Bearing Liabilities	981,300	9,886	1.01%	1,010,671	14,433	1.43%	1,069,107	19,758	1.85%

Non-interest Bearing Deposits	169,592			155,504			141,409
Other Liabilities	12,977			10,370			9,998
Total Liabilities	1,163,869			1,176,545			1,220,514

Stockholders' Equity	77,299			73,024			83,788

Total Liabilities & Stockholders' Equity	$1,241,168			$1,249,569			$1,304,302

Net Interest Income		$34,649			$35,127			$36,828

Interest Rate Spread			2.88%			2.90%			2.92%

Net Interest Income as a percent of average earning assets			3.02%			3.07%			3.10%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities for the period indicated:

	Years Ended December 31,
	2012 versus 2011			2011 versus 2010			2010 versus 2009
	Changes due to			Changes due to			Changes due to
	increased (decreased)			increased (decreased)			increased (decreased)
(Dollars in Thousands)	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net
Interest Income
Investments
Interest Bearing Balances Due From Banks	$(1)	$45	$44	$(3)	$23	$20	$(16)	$59	$43
Obligations of US Government Agencies	(1,480)	703	(777)	(1,555)	1,388	(167)	(3,610)	(1,074)	(4,684)
Obligations of States & Political Subdivisions	(173)	182	9	(196)	(216)	(412)	(23)	(1,380)	(1,403)
Other Securities	205	156	361	(124)	(45)	(169)	(574)	(901)	(1,475)
Total Investments	(1,449)	1,086	(363)	(1,878)	1,150	(728)	(4,223)	(3,296)	(7,519)

Loans
Commercial	(980)	(1,977)	(2,957)	(668)	(3,336)	(4,004)	(153)	(3,680)	(3,833)
Mortgage	(332)	(899)	(1,231)	(283)	1,731	1,448	(705)	(1,218)	(1,923)
Consumer	(83)	(391)	(474)	621	(4,363)	(3,742)	(233)	(910)	(1,143)
Total Loans	(1,395)	(3,267)	(4,662)	(330)	(5,968)	(6,298)	(1,091)	(5,808)	(6,899)

Federal Funds Sold	-	-	-	-	-	-	-	-	-
Total Interest Income	(2,844)	(2,181)	(5,025)	(2,208)	(4,818)	(7,026)	(5,314)	(9,104)	(14,418)

Interest Expense
Savings Accounts	(62)	37	(25)	(99)	18	(81)	(69)	26	(43)
Interest Bearing DDA and NOW Accounts	(106)	126	20	(313)	34	(279)	(166)	74	(92)
Money Market Deposits	(138)	(65)	(203)	(230)	5	(225)	(886)	(93)	(979)
Certificates of Deposit	(2,437)	(1,723)	(4,160)	(1,268)	(543)	(1,811)	(1,967)	(1,811)	(3,778)
Fed Funds Purch & Other Borrrowings	0	0	-	11	0	11	1	(1)	-
Repurchase agreements	7	(279)	(272)	(6)	(281)	(287)	-	-	-
FHLB Advances	194	(101)	93	(1,063)	(1,590)	(2,653)	(1,515)	(3,824)	(5,339)
Total Interest Expense	(2,542)	(2,005)	(4,547)	(2,968)	(2,357)	(5,325)	(4,602)	(5,629)	(10,231)

Net Interest Income	$(302)	$(176)	$(478)	$760	$(2,461)	$(1,701)	$(712)	$(3,475)	$(4,187)

For a variety of reasons, including volatile economic conditions, fluctuating interest rates, and large amounts of local municipal deposits, we have attempted, for the last several years, to maintain a liquid investment position. The percentage of securities held as Available for Sale was 91.0% as of December 31, 2012 and 90.9% as of December 31, 2011. The percentage of securities that mature within five years was 16.7% as of December 31, 2012 and 27.3% as of December 31, 2011. The following table presents the scheduled maturities for each of the investment categories, and the average yield on the amounts maturing. The yields presented for the Obligations of States and Political Subdivisions are not tax equivalent yields. The interest income on a portion of these securities is exempt from federal income tax. The Corporation’s statutory federal income tax rate was thirty-four percent in 2012.

	Maturing
	Within 1 year		1 - 5 years		5 - 10 Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in Thousands)
Obligations of US Government Agencies	$-	0.00%	$27,644	0.99%	$193,055	1.71%	$4,752	1.25%	$225,451	1.61%
Mortgage Backed Securities issued by US Gov't Agencies	-	0.00%	-	0.00%	-	0.00%	129,818	3.02%	129,818	3.02%
Obligations of States & Political Subdivisions	17,009	1.43%	15,101	2.79%	17,083	3.75%	7,463	3.64%	56,656	2.78%
Trust Preferred CDO Securities	-	0.00%	-	0.00%	-	0.00%	5,406	1.10%	5,406	1.10%
Corporate Debt Securities	-	0.00%	12,577	2.24%	-	0.00%	-	0.00%	12,577	2.24%
Other Securities	-	0.00%	-	0.00%	-	0.00%	2,645	0.00%	2,645	0.00%
Total	$17,009	1.43%	$55,322	1.77%	$210,138	1.88%	$150,084	2.87%	$432,553	2.19%

Our loan policies also reflect our awareness of the need for liquidity. We have short average terms for most of our loan portfolios, in particular real estate mortgages, the majority of which are normally written for five years or less. The following table shows the maturities or repricing opportunities (whichever is earlier) for the Bank’s interest earning assets and interest bearing liabilities at December 31, 2012. The repricing assumptions shown are consistent with those established by the Bank’s Asset and Liability Management Committee (ALCO). Savings accounts and interest bearing demand deposit accounts are non-maturing, variable rate deposits, which may reprice as often as daily, but are not included in the zero to six month category because in actual practice, these deposits are only repriced if there is a large change in market interest rates. The effect of including these accounts in the zero to six-month category is depicted in a subsequent table. Money Market deposits are also non-maturing, variable rate deposits; however, these accounts are included in the zero to six-month category because they may get repriced following smaller changes in market rates.

	Assets/Liabilities at December 31, 2012, Maturing or Repricing in:
	0 - 6	6 - 12	1 - 2	2 - 5	Over 5	Total
(Dollars in Thousands)	Months	Months	Years	Years	Years	Amount
Interest Earning Assets
US Treas Secs & Obligations of US Gov't Agencies	$164,067	$44,730	$46,310	$50,445	$49,717	$355,269
Obligations of States & Political Subdivisions	16,120	7,051	5,558	18,408	9,519	56,656
Other Securities	12,406	-	-	4,500	3,722	20,628
Commercial Loans	126,422	47,089	70,629	157,629	8,582	410,351
Mortgage Loans	22,889	35,313	16,569	35,574	17,685	128,030
Consumer Loans	31,990	4,758	5,029	12,523	884	55,184
Interest Bearing DFB	95,391	-	-	-	-	95,391
Total Interest Earning Assets	$469,285	$138,941	$144,095	$279,079	$90,109	$1,121,509

Interest Bearing Liabilities
Savings Deposits	$213,720	$-	$-	$-	$-	$213,720
Other Time Deposits	86,395	64,846	70,873	64,977	-	287,091
FHLB Advances	107,000	-	-	-	-	107,000
Repurchase Agreements	-	-	-	15,000	-	15,000
Notes Payable	-	-	135	-	-	135
Total Interest Bearing Liabilities	$407,115	$64,846	$71,008	$79,977	$-	$622,946

Gap	$62,170	$74,095	$73,087	$199,102	$90,109	$498,563
Cumulative Gap	$62,170	$136,265	$209,352	$408,454	$498,563	$498,563

Sensitivity Ratio	1.15	2.14	2.03	3.49	n/a	1.80
Cumulative Sensitivity Ratio	1.15	1.29	1.39	1.66	1.80	1.80

If savings and interest bearing demand deposit accounts were included in the zero to six months category, the Bank’s gap would be as shown in the following table:

	Assets/Liabilities at December 31, 2012, Maturing or Repricing in:
	0-6	6-12	1-2	2-5	Over 5
	Months	Months	Years	Years	Years	Total
Total Interest Earning Assets	$469,285	$138,941	$144,095	$279,079	$90,109	$1,121,509
Total Interest Bearing Liabilities	$681,033	$64,846	$71,008	$79,977	$-	$896,864

Gap	$(211,748)	$74,095	$73,087	$199,102	$90,109	$224,645
Cumulative Gap	$(211,748)	$(137,653)	$(64,566)	$134,536	$224,645	$224,645

Sensitivity Ratio	0.69	2.14	2.03	3.49	n/a	1.25
Cumulative Sensitivity Ratio	0.69	0.82	0.92	1.15	1.25	1.25

The amount of loans due after one year with floating interest rates is $159,494,000.

The following table shows the remaining maturity for Certificates of Deposit with balances of $100,000 or more as of December 31 (000s omitted):

	Years Ended December 31,
(Dollars in Thousands)	2012	2011	2010
Maturing Within
3 Months	$18,365	$18,623	$20,057
3 - 6 Months	13,498	19,673	8,695
6 - 12 Months	20,807	17,816	35,719
Over 12 Months	45,128	56,231	59,266
Total	$97,798	$112,343	$123,737

For 2013, we expect the FOMC to keep the fed funds target rate between zero and one-quarter percent all year. We also expect the fed to continue to purchase bonds, keeping longer term rates low throughout the year. Other factors in the economic environment, such as elevated unemployment rates and low real estate values, will continue to improve, and opportunities for lending activity will increase in 2013. In the near term, our focus will continue to be on controlling our asset quality, improving our capital position, and maintaining a high level of liquidity while pursuing new lending opportunities. Both the Consent Order entered into by the Bank with the FDIC in July, 2010, and the Bank’s internal capital policy require maintaining higher levels of capital than the federal banking regulators require in order to have a regulatory capital classification of “well capitalized.” Based on our earnings expectations and our current capital levels, we will need to raise capital from external sources in order to reach our targeted level of capital. We have $95 million of high cost borrowed funds maturing in the second quarter of 2013, and we plan to use our available cash and securities to pay off this debt as it matures. This will cause our total asset level to decrease approximately 7% in 2013, which we expect will improve our capital to assets ratio also. Although we plan to decrease the size of our balance sheet in 2013, the reduction will be in low yield assets and high cost funding. As a result, we expect an improvement in our net interest margin but not a significant change in our net interest income in 2013.

In 2012 our provision for loan losses was significantly less than in 2011, due to a decrease in actual losses recognized and a decrease in the amount of Allowance for Loan Losses required. We believe that our Allowance for Loan Losses provides adequate coverage for the losses in our portfolio, and because we expect asset quality to continue to improve in 2013, we expect that we will be able to maintain the adequacy of the allowance while recording a provision for loan losses expense that is less than our net charge offs again in 2013. We also expect the net charge offs to be lower in 2013 due to the improvements in the asset quality and the economic environment.

We anticipate that non interest income will decrease slightly due to a reduction in the gains on sales of investment securities. We expect non-interest expenses to be flat in 2013 compared to 2012 as lower losses on OREO sales and write downs and lower OREO holding costs will be offset by higher employee costs and increased marketing expenses.

The following table shows the loan portfolio for the last five years (000s omitted).

	Book Value at December 31,
	2012	2011	2010	2009	2008
Domestic Loans:
Agriculture and Agricultural Real Estate	$12,004	$15,931	$20,453	$17,470	$20,222
Commercial and industrial	58,194	63,762	76,783	93,865	109,337
Commercial Real Estate	283,014	307,075	323,351	351,027	352,934
Construction Real Estate	18,419	23,423	46,310	64,520	98,104
Residential Real Estate	240,332	255,555	269,153	299,287	329,836
Consumer and Other	15,286	13,729	16,837	22,810	30,515

Total loans and leases, net of unearned income	$627,249	$679,475	$752,887	$848,979	$940,948

Nonaccrual loans	$31,343	$51,066	$67,581	$56,938	$47,872
Loans 90 days or more past due and accruing	$1	$20	$4	$20	$93
Troubled debt restructurings	$38,460	$24,774	$14,098	$29,102	$5,811

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if principal or interest is considered doubtful. Interest paid on nonaccrual loans is applied to the principal balance outstanding, so no interest income was recognized on nonaccrual loans in 2012. If the nonaccrual loans outstanding as of December 31, 2012 had been current in accordance with their original terms, the Bank would have recorded $3,483,000 in gross interest income on those loans during 2012.

The following is an analysis of the transactions in the allowance for loan losses:

	Years Ended December 31,
(Dollars in Thousands)	2012	2011	2010	2009	2008
Balance Beginning of Period	$20,865	$21,223	$24,063	$18,528	$20,222

Loans Charged Off (Domestic)
Agriculture and Agricultural Real Estate	97	-	-	932	-
Commercial	499	1,893	2,907	6,186	7,591
Commercial Real Estate	8,156	7,456	10,024	6,362	4,639
Construction Real Estate	1,036	2,177	5,303	8,858	4,162
Residential Real Estate	2,031	4,097	5,370	9,021	3,235
Consumer and Other	196	249	951	635	1,021
Recoveries (Domestic)
Agriculture and Agricultural Real Estate	-	1	1	-	-
Commercial	347	376	219	607	201
Commercial Real Estate	80	324	295	241	117
Construction Real Estate	240	81	22	126	81
Residential Real Estate	274	689	119	227	52
Consumer and Other	158	243	559	328	503
Net Loans Charged Off	10,916	14,158	23,340	30,465	19,694
Provision Charged to Operations	7,350	13,800	20,500	36,000	18,000
Balance End of Period	$17,299	$20,865	$21,223	$24,063	$18,528

Ratio of Net Loans Charged Off to Average Total Loans Outstanding	1.65%	1.97%	2.89%	3.36%	2.00%

The following analysis shows the allocation of the allowance for loan losses:

	Years Ended December 31,
	2012		2011		2010		2009		2008
	$	% of loans	$	% of loans	$	% of loans	$	% of loans	$	% of loans
(Dollars in Thousands)	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans
Balance at end of period applicable to:
Domestic
Agriculture and Agricultural Real Estate	$76	1.9%	$64	2.3%	$77	2.7%	$142	2.1%	$43	2.1%
Commercial	2,224	9.3%	2,184	9.4%	3,875	10.2%	6,360	11.0%	3,428	11.6%
Commercial Real Estate	7,551	45.2%	9,351	45.2%	9,040	43.0%	8,331	41.3%	6,481	37.6%
Construction Real Estate	2,401	2.9%	2,632	3.4%	3,285	6.1%	2,351	7.6%	2,915	10.4%
Residential Real Estate	4,715	38.3%	6,227	37.7%	4,596	35.8%	6,382	35.3%	5,192	35.1%
Consumer and Other	332	2.4%	407	2.0%	350	2.2%	497	2.7%	469	3.2%
Foreign	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total	$17,299	100.0%	$20,865	100.0%	$21,223	100.0%	$24,063	100.0%	$18,528	100.0%

Each period the provision for loan losses in the statement of operations results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses.

To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank’s customers, the payment performance of individual loans and pools of homogeneous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price. Year-end nonperforming assets, which include nonaccrual loans, loans ninety days or more past due, renegotiated debt, nonaccrual securities, and other real estate owned, decreased $8.1 million, or 8.5%, from 2011 to 2012. Nonperforming assets as a percent of total assets at year-end decreased from 7.7% in 2011 to 6.9% in 2012. The Allowance for Loan Losses as a percent of nonperforming loans at year-end decreased from 27.6% in 2011 to 24.8% in 2012.

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

Contractual Obligations – The following table shows the Corporation’s contractual obligations.

	Payment Due by Period
		Less than	1 - 3	3 - 5	Over 5
(Dollars in Thousands)	Total	1 year	Years	Years	Years
Long Term Debt Obligations	$122,135	$95,000	$12,135	$15,000	$-
Operating Lease Obligations	428	187	163	33	45
Salary Continuation Obligations	1,047	58	116	186	687
Total Contractual Obligations	$123,610	$95,245	$12,414	$15,219	$732

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

Each month, ALCO, which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank’s net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of gradual increases or decreases of 100, 200, and 300 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of December 31, 2012 and 2011.

	Base	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Year-End 2012 12 Month Projection
Interest Income	$37,843	$39,469	$41,084	$42,660	$36,967	$35,996	$35,131
Interest Expense	7,938	8,649	9,365	10,070	7,743	7,722	7,720
Net Interest Income	$29,905	$30,820	$31,719	$32,590	$29,224	$28,274	$27,411

Percent Change From Base Projection		3.1%	6.1%	9.0%	-2.3%	-5.5%	-8.3%
ALCO Policy Limit (+/-)		5.0%	7.5%	10.0%	5.0%	7.5%	10.0%

	Base	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Year-End 2011 12 Month Projection
Interest Income	$43,874	$45,412	$47,017	$48,612	$42,603	$41,528	$40,568
Interest Expense	10,672	11,388	12,110	12,825	10,295	10,239	10,224
Net Interest Income	$33,202	$34,024	$34,907	$35,787	$32,308	$31,289	$30,344

Percent Change From Base Projection		2.5%	5.1%	7.8%	-2.7%	-5.8%	-8.6%
ALCO Policy Limit (+/-)		5.0%	7.5%	10.0%	5.0%	7.5%	10.0%

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. At December 31, 2012, the estimated variability of the net interest income under all rate scenarios was within the policy guidelines. Throughout 2012, the estimated variability of the net interest income was within the Bank’s established policy limits in the rate scenarios analyzed.

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

	Fair Value at December 31, 2012
	Rates
(Dollars in Millions)	Base	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Assets	$1,312,995	$1,290,522	$1,263,229	$1,235,347	$1,324,316	$1,328,017	$1,330,511
Liabilities	1,184,155	1,163,946	1,144,366	1,125,386	1,197,232	1,197,232	1,197,232
Stockholders' Equity	$128,840	$126,576	$118,863	$109,961	$127,084	$130,785	$133,279

Change in Equity		-1.8%	-7.7%	-14.7%	-1.4%	1.5%	3.4%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	10.0%	20.0%	30.0%

	Fair Value at December 31, 2011
	Rates
(Dollars in Millions)	Base	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Assets	$1,287,604	$1,264,804	$1,237,865	$1,210,356	$1,300,320	$1,308,426	$1,314,349
Liabilities	1,160,071	1,139,208	1,118,984	1,099,378	1,179,618	1,182,183	1,182,183
Stockholders' Equity	$127,533	$125,596	$118,881	$110,978	$120,702	$126,243	$132,166

Change in Equity		-1.5%	-6.8%	-13.0%	-5.4%	-1.0%	3.6%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	10.0%	20.0%	30.0%

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank’s equity, in its policy. Throughout 2012, the estimated variability of the economic value of equity was within the Bank’s established policy limits.

Item 8. Financial Statements and Supplementary Data

Financial Statements and Supplementary Data

See Pages 36 – 69.

Plante & Moran, PLLC Suite 500 2601 Cambridge Court Auburn Hills, MI 48326 Tel: 248.375.7100 Fax: 248.375.7101 plantemoran.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

MBT Financial Corp. and Subsidiaries

Monroe, Michigan

We have audited the accompanying consolidated balance sheets of MBT Financial Corp. and Subsidiaries (the Corporation) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MBT Financial Corp. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC
Auburn Hills, Michigan
March 15, 2013

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2012	2011
Assets
Cash and Cash Equivalents (Note 2)
Cash and due from banks
Non-interest bearing	$17,116	$18,201
Interest bearing	95,391	57,794
Total cash and cash equivalents	112,507	75,995

Securities - Held to Maturity (Note 3)	38,786	35,364
Securities - Available for Sale (Note 3)	393,767	354,899
Federal Home Loan Bank stock - at cost	10,605	10,605
Loans held for sale	1,520	1,035

Loans (Note 4)	627,249	679,475
Allowance for Loan Losses (Note 5)	(17,299)	(20,865)
Loans - Net	609,950	658,610

Accrued interest receivable and other assets (Note 12)	10,037	7,700
Other Real Estate Owned	14,262	16,650
Bank Owned Life Insurance (Note 9)	49,111	47,653
Premises and Equipment - Net (Note 6)	28,050	29,516
Total assets	$1,268,595	$1,238,027

Liabilities
Deposits:
Non-interest bearing	$183,016	$164,852
Interest-bearing (Note 7)	865,814	857,458
Total deposits	1,048,830	1,022,310

Federal Home Loan Bank advances (Note 8)	107,000	107,000
Securities sold under repurchase agreements (Note 8)	15,000	20,000
Interest payable and other liabilities (Note 9)	14,191	13,006
Total liabilities	1,185,021	1,162,316

Stockholders' Equity (Notes 10, 13 and 15)
Common stock (no par value; 50,000,000 shares authorized, 17,396,179 and 17,291,729 shares issued and outstanding)	2,397	2,099
Retained Earnings	81,280	72,735
Unearned Compensation	(27)	(87)
Accumulated other comprehensive income (loss)	(76)	964
Total stockholders' equity	83,574	75,711
Total liabilities and stockholders' equity	$1,268,595	$1,238,027

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
Dollars in thousands	2012	2011	2010
Interest Income
Interest and fees on loans	$35,050	$39,712	$46,010
Interest on investment securities-
Tax-exempt	1,405	1,415	1,936
Taxable	7,885	8,282	8,508
Interest on balances due from banks	195	151	132
Total interest income	44,535	49,560	56,586

Interest Expense
Interest on deposits (Note 7)	6,330	10,698	13,094
Interest on borrowed funds	3,556	3,735	6,664
Total interest expense	9,886	14,433	19,758

Net Interest Income	34,649	35,127	36,828
Provision For Loan Losses (Note 5)	7,350	13,800	20,500

Net Interest Income After Provision For Loan Losses	27,299	21,327	16,328

Other Income
Wealth management income	4,028	3,919	4,049
Service charges and other fees	4,564	4,694	5,297
Net gain on sales of securities	1,280	1,084	3,260
Origination fees on mortgage loans sold	902	482	718
Bank owned life insurance income	1,458	3,607	1,944
Other	4,205	4,444	4,168
Total other income	16,437	18,230	19,436

Other Expenses
Salaries and employee benefits (Notes 9 and 15)	20,313	19,475	19,106
Occupancy expense (Note 6)	2,677	3,103	2,867
Equipment expense	2,915	2,941	3,170
Marketing expense	701	849	991
Professional fees	2,263	2,477	2,155
Collection expense	238	233	377
Net loss on other real estate owned	1,078	3,561	3,699
Other real estate owned expense	1,496	2,108	2,630
FDIC insurance premium	2,744	2,947	3,130
Debt prepayment penalties	-	-	2,492
Death benefit obligation expense	-	1,639	-
Other	4,269	3,486	3,863
Total other expenses	38,694	42,819	44,480

Income (Loss) Before Provision For Income Taxes	5,042	(3,262)	(8,716)
Provision For (Benefit From) Income Taxes (Note 12)	(3,503)	500	3,183
Net Income (Loss)	$8,545	$(3,762)	$(11,899)

Other Comprehensive Income (Net of Tax)
Unrealized gains on securities	171	6,088	4,860
Reclassification adjustment for gains included in net income	(845)	(716)	(2,151)
Postretirement benefit liability	(366)	50	58
Total Other Comprehensive Income (Loss), net of tax	(1,040)	5,422	2,767

Comprehensive Income (Loss)	$7,505	$1,660	$(9,132)

Basic Earnings (Loss) Per Common Share (Note 14)	$0.49	$(0.22)	$(0.72)

Diluted Earnings (Loss) Per Common Share (Note 14)	$0.49	$(0.22)	$(0.72)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2010	$593	$88,396	$-	$(7,225)	$81,764

Issuance of Common Stock (1,042,219 shares)
Restricted stock awards (120,000 shares)	186	-	(216)	-	(30)
Other stock issued (922,219 shares) (Note 10)	1,303	-	-	-	1,303
Equity Compensation	64	-	29	-	93

Comprehensive income:
Net loss	-	(11,899)	-	-	(11,899)
Other comprehensive income - net of tax	-	-	-	2,767	2,767
Total Comprehensive Loss					(9,132)

Balance - December 31, 2010	$2,146	$76,497	$(187)	$(4,458)	$73,998

Issuance of Common Stock (39,400 shares)	54	-	-	-	54
Stock Offering Expense	(151)	-	-	-	(151)
Equity compensation	50	-	100	-	150

Comprehensive income:
Net loss	-	(3,762)	-	-	(3,762)
Other comprehensive income - net of tax	-	-	-	5,422	5,422
Total Comprehensive Income					1,660

Balance - December 31, 2011	$2,099	$72,735	$(87)	$964	$75,711

Issuance of Common Stock (104,450 shares)	243	-	-	-	243
Equity compensation	55	-	60	-	115

Comprehensive income:
Net income	-	8,545	-	-	8,545
Other comprehensive loss - net of tax	-	-	-	(1,040)	(1,040)
Total Comprehensive Income					7,505

Balance - December 31, 2012	$2,397	$81,280	$(27)	$(76)	$83,574

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
Dollars in thousands	2012	2011	2010
Cash Flows from Operating Activities
Net Income (Loss)	$8,545	$(3,762)	$(11,899)
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	7,350	13,800	20,500
Depreciation	1,964	2,021	2,122
(Increase) decrease in net deferred federal income tax asset	(5,000)	(497)	3,183
Net amortization of investment premium and discount	2,092	1,137	1,300
Writedowns on other real estate owned	1,426	3,733	3,729
Net increase (decrease) in interest payable and other liabilities	1,057	1,457	(1,375)
Net decrease in interest receivable and other assets	2,323	4,130	12,564
Equity based compensation expense	185	150	93
Net gain on sale/settlement of securities	(1,280)	(1,084)	(3,260)
Net gain on life insurance claims	-	(385)	-
Increase in cash surrender value of life insurance	(1,458)	(1,583)	(1,944)
Net cash provided by operating activities	$17,204	$19,117	$25,013

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$13,576	$11,721	$14,070
Proceeds from maturities and redemptions of investment securities available for sale	289,772	138,264	69,302
Proceeds from sales of investment securities held to maturity	-	-	150
Proceeds from sales of investment securities available for sale	53,034	10,365	162,252
Net decrease in loans	29,978	48,097	60,079
Proceeds from sales of other real estate owned	12,024	10,428	6,653
Proceeds from sales of other assets	166	210	1,300
Purchase of investment securities held to maturity	(16,989)	(23,281)	(1,582)
Purchase of bank owned life insurance	-	(62)	(1,222)
Proceeds from surrender of bank owned life insurance	-	3,654	455
Proceeds from bank owned life insurance claims	-	3,026	-
Purchase of investment securities available for sale	(383,516)	(204,847)	(206,108)
Purchase of bank premises and equipment	(500)	(968)	(318)
Net cash provided by (used for) investing activities	$(2,455)	$(3,393)	$105,031

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$26,520	$(9,583)	$102
Proceeds from issuance of long term debt	-	-	135
Repayment of Federal Home Loan Bank borrowings	-	(6,500)	(115,000)
Repayment of repurchase agreements	(5,000)	(10,000)	-
Issuance of common stock	243	54	1,273
Dividends paid	-	-	-
Net cash provided by (used for) financing activities	$21,763	$(26,029)	$(113,490)

Net Increase (Decrease) in Cash and Cash Equivalents	$36,512	$(10,305)	$16,554

Cash and Cash Equivalents at Beginning of Year (Note 1)	75,995	86,300	69,746
Cash and Cash Equivalents at End of Year (Note 1)	$112,507	$75,995	$86,300

Supplemental Cash Flow Information
Cash paid for interest	$10,010	$14,838	$20,135
Cash paid (refunded) for federal income taxes	$69	$-	$(7,385)

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$10,702	$11,001	$12,185
Transfer of loans to other assets	$145	$94	$446

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

FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank of Indianapolis (FHLBI). Members are required to own a certain amount of stock based on the level of borrowings and other factors. Stock in the FHLBI is recorded at redemption value which approximates fair value. The Company periodically evaluates the FHLBI stock for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Troubled debt restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule. All modified loans are evaluated to determine whether the loans should be reported as Troubled Debt Restructurings (TDR). A loan is a TDR when the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying a loan. To make this determination, the Bank must determine whether (a) the borrower is experiencing financial difficulties and (b) the Bank granted the borrower a concession. This determination requires consideration of all of the facts and circumstances surrounding the modification. An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties.

Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

FORECLOSED ASSETS (INCLUDES OTHER REAL ESTATE OWNED)

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of fair value less costs to sell or the loan carrying amount at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by Management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

BANK PREMISES AND EQUIPMENT

Bank premises and equipment are stated at cost, less accumulated depreciation of $38,666,000 in 2012 and $36,942,000 in 2011. The Bank uses the straight-line method to provide for depreciation, which is charged to operations over the estimated useful lives of the assets. Depreciation expense amounted to $1,964,000 in 2012, $2,021,000 in 2011, and $2,122,000 in 2010.

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

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

Dollars in thousands	2012	2011	2010
Unrealized gains (losses) on securities available for sale	$3,997	$4,822	$(1,145)
Reclassification adjustment for losses (gains) realized in income	(1,280)	(1,084)	(3,260)
Net unrealized gains (losses)	$2,717	$3,738	$(4,405)
Post retirement benefit obligations	(2,832)	(2,277)	(2,353)
Tax effect	39	(497)	2,300
Accumulated other comprehensive income (loss)	$(76)	$964	$(4,458)

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

The weighted average fair value of options granted was $1.11, $0.80, and $0.45, in 2012, 2011, and 2010, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2012, 2011, and 2010: expected option lives of seven years for all three; expected volatility of 60.7%, 53.0%, and 35.7%; risk-free interest rates of 1.40%, 1.90%, and 3.36%; and dividend yields of 0.00%, 3.00%, and 3.00%, respectively.

OFF BALANCE SHEET INSTRUMENTS

In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded. Additional information regarding Off Balance Sheet Instruments is included in Note 17 in these Notes to Consolidated Financial Statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update 2011-02 (ASU 2011-02), “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” was issued by the Financial Accounting Standards Board (FASB) in April 2011. ASU 2011-02 provided additional guidance to help creditors determine whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update were effective for the Company for the year ended December 31, 2011. The impact of the adoption of this standard on the Company’s financial disclosures is reflected in Note 5 to the Company’s consolidated financial statements.

Accounting Standards Update 2011-04 (ASU 2011-04), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” was issued by FASB in May 2011. ASU 2011-04 clarified existing fair value measurement and disclosure requirements and changed existing principles and disclosure guidance. Clarification was made to disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements was effective for financial statements issued for the first annual period beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s financial statements.

Accounting Standards Update 2011-05 (ASU 2011-05), “Comprehensive Income” was issued by FASB in June 2011. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of comprehensive income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but continuous statements. This standard eliminated the option to present the components of other comprehensive income as a part of the statement of changes in stockholders’ equity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 31, 2011. The implementation of this standard only changed the presentation of comprehensive income; it did not have an impact on the Company’s financial position or its results of operations. ASU 2011-12 was issued by FASB in December 2011. ASU 2011-12 deferred the requirement to present reclassification adjustments for each component of OCI in both net income and OCI and the face of the financial statements until fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The other requirements of ASU 2011-05 were not affected by ASU 2011-12. As a result of adopting ASU 2011-05, the Company is presenting the total of comprehensive income and the components of comprehensive income and other comprehensive income in a single continuous statement.

Accounting Standards Update 2013-02 (ASU 2013-02), “Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” was issued in February 2013. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for interim and annual periods beginning on or after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

(2)	Cash and Due from Banks

The Bank is required by regulatory agencies to maintain legal reserve requirements based on the level of balances in deposit categories. Cash balances restricted from usage due to these requirements were $3,223,000 and $3,652,000 at December 31, 2012 and 2011, respectively. Cash and due from banks includes certain deposits held at correspondent banks which are fully insured by the FDIC.

(3)	Investment Securities

The following is a summary of the Bank’s investment securities portfolio as of December 31, 2012 and 2011 (000s omitted):

	Held to Maturity
	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political
Subdivisions	38,286	1,380	(36)	39,630
Corporate Debt Securities	500	-	-	500
	$38,786	$1,380	$(36)	$40,130

	Held to Maturity
	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political
Subdivisions	35,364	688	(240)	35,812
	$35,364	$688	$(240)	$35,812

	Available for Sale
	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government
Agencies	$222,099	$3,442	$(90)	$225,451
Mortgage Backed Securities issued by
U.S. Government Agencies	127,082	2,826	(90)	129,818
Obligations of States and Political
Subdivisions	17,804	630	(64)	18,370
Trust Preferred CDO Securities	9,525	-	(4,119)	5,406
Corporate Debt Securities	11,961	156	(40)	12,077
Other Securities	2,580	173	(108)	2,645
	$391,051	$7,227	$(4,511)	$393,767

	Available for Sale
	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government
Agencies	$161,483	$4,071	$(22)	$165,532
Mortgage Backed Securities issued by
U.S. Government Agencies	156,883	3,320	(35)	160,168
Obligations of States and Political
Subdivisions	14,616	567	(5)	15,178
Trust Preferred CDO Securities	9,542	-	(4,075)	5,467
Corporate Debt Securities	6,070	-	(91)	5,979
Other Securities	2,567	156	(148)	2,575
	$351,161	$8,114	$(4,376)	$354,899

The amortized cost, estimated market value, and weighted average yield of securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted).

	Held to Maturity			Available for Sale
		Estimated	Weighted		Estimated	Weighted
	Amortized	Market	Average	Amortized	Market	Average
	Cost	Value	Yield	Cost	Value	Yield
Maturing within
1 year	$15,302	$15,325	1.36%	$1,699	$1,706	2.09%
1 through 5 years	10,104	10,389	3.22%	44,948	45,217	1.44%
6 through 10 years	8,865	9,370	4.07%	197,604	201,275	1.77%
Over 10 years	4,515	5,046	4.51%	17,138	13,106	1.33%
Total	38,786	40,130	2.83%	261,389	261,304	1.69%
Mortgage Backed Securities	-	-	0.00%	127,082	129,818	3.02%
Securities with no stated maturity	-	-	0.00%	2,580	2,645	0.00%
Total	$38,786	$40,130	2.83%	$391,051	$393,767	2.11%

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and management determines that the Company has the intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery in the market value. The fair values of investments with an amortized cost in excess of their fair values at December 31, 2012 and December 31, 2011 are as follows (000s omitted):

	December 31, 2012

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States
Government Agencies	$29,499	$89	$1,111	$1	$30,610	$90
Mortgage Backed Securities issued by
U.S. Government Agencies	22,217	90	-	-	22,217	90
Obligations of States and
Political Subdivisions	7,801	90	1,540	10	9,341	100
Trust Preferred CDO Securities	-	-	5,406	4,119	5,406	4,119
Corporate Debt Securities	1,960	40	-	-	1,960	40
Equity Securities	-	-	432	108	432	108
	$61,477	$309	$8,489	$4,238	$69,966	$4,547

	December 31, 2011

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States
Government Agencies	$14,729	$22	$-	$-	$14,729	$22
Mortgage Backed Securities issued by
U.S. Government Agencies	26,453	35	-	-	26,453	35
Obligations of States and
Political Subdivisions	12,766	239	1,261	6	14,027	245
Trust Preferred CDO Securities	-	-	5,467	4,075	5,467	4,075
Corporate Debt Securities	5,979	91	-	-	5,979	91
Equity Securities	-	-	392	148	392	148
	$59,927	$387	$7,120	$4,229	$67,047	$4,616

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. The company has the ability and intent to hold these securities until recovery, which may be until maturity. The fair value of these securities is expected to recover as the securities approach maturity. As of December 31, 2012 and December 31, 2011, there were 42 and 66 securities in an unrealized loss position, respectively.

The Trust Preferred CDO Securities consist of three pooled trust Preferred Collateralized Debt Obligations (CDOs). These CDOs are debt securities issued by special purpose entities that own trust preferred stock issued by banks and insurance companies. The trust preferred stock owned by the special purpose entities is the collateral that backs the debt securities we own. The three pooled CDOs that we own have each been in an unrealized loss position for more than 12 months. These securities have final maturity dates of 2033, 2035, and 2037. The main reasons for the impairment are the overall decline in market values for financial industry securities and the lack of an active market for these types of securities in particular.

To determine whether or not the impairment is other-than-temporary, the Company utilizes a third party valuation service to conduct a fair value analysis of each individual security. The other-than-temporary-impairment analysis of each of the CDO securities owned by the Company is conducted by projecting the expected cash flows from the security, discounting the cash flows to determine the present value of the cash flows, and comparing the present value to the amortized cost to determine if there is impairment. The cash flow projection for each security is developed using estimated prepayment speeds, estimated rates at which payments will be deferred, estimated rates at which issuers will default, and the severity of the losses on the securities which default. Prepayment estimates are negatively impacted by the lack of an active market for issuers to refinance their trust preferred securities; however, prepayment of trust preferred securities is expected to increase prepayment due to recent restrictions on the treatment of trust preferred debt as regulatory capital.

The size and creditworthiness of each institution in the CDO pool are the most significant pieces of evidence in estimating prepayment speeds. Deferral and default rates are the key drivers of the cash flow projections for each of the securities. Deferral of interest payments is allowed for up to five years, and estimates of deferral rates are determined by examining the current deferral status of the issuers, the current financial condition of the issuers, and the historical deferral levels of the issuers in each CDO pool. Key evidence examined includes whether or not an issuer has received TARP funding, the most recent credit ratings from outside services, stock price information, capitalization, asset quality, profitability, and liquidity. The most significant evidence in estimating deferrals is the comparison of key financial ratios to industry benchmarks. Near term (next 12 months) deferral rates are estimated for each security by analyzing the credit characteristics of each individual issuer in the pool. When an issuer is expected to defer interest payments, the analysis assumes that the deferral will continue for the entire five year period allowed and then, depending on the individual credit characteristics of that issuer, begin performing or move to default. Longer term annual default rates for each CDO are estimated using the credit analysis of each individual issuer compared industry benchmarks to modify the historical default rates of financial companies. Finally, loss severity is estimated using analytical research provided by Standard and Poor’s and Moody’s, which supports the assumption that a small percentage of defaulted trust preferred securities recover without loss. The projected cash flows are discounted using the contractual rate of each security.

In the Other-Than-Temporary-Impairment (OTTI) analysis of our CDO securities as of December 31, 2009, it was expected that there would be cash flow disruptions on two of the CDOs we own. These credit losses were recorded through a charge to earnings in 2009. In subsequent analyses in 2010, 2011, and 2012, the expectation of a disruption of cash flows diminished on both of these CDO securities, with one of the securities no longer expected to experience a disruption of cash flow. The present value of the expected cash flows is at least as great as the amortized costs bases following the charges to earnings recorded in 2009, so no additional charges to earnings have been recorded.

Investment securities carried at $138,041,000 and $138,331,000 were pledged or set aside to secure borrowings, public and trust deposits, and for other purposes required by law at December 31, 2012 and December 31, 2011, respectively.

At December 31, 2012, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Banks with an estimated market value of $103,023,000 and Mortgage Backed Securities issued by U. S. Government Agencies included securities issued by the Government National Mortgage Association with an estimated market value of $129,820,000. At December 31, 2011, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Banks with an estimated market value of $121,153,000 and Mortgage Backed Securities issued by U. S. Government Agencies included securities issued by the Government National Mortgage Association of $160,168,000.

For the years ended December 31, 2012, 2011, and 2010, proceeds from sales of securities amounted to $53,034,000, $10,365,000, and $162,252,000, respectively. Gross realized gains amounted to $1,546,000, $1,086,000, and $3,378,000, respectively. Gross realized losses amounted to $266,000, $2,000, and $118,000, respectively. The tax provision applicable to these net realized gains and losses amounted to $435,000, $368,000, and $1,109,000, respectively.

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

(4)	Loans

Loan balances outstanding as of December 31 consist of the following (000s omitted):

	2012	2011
Residential real estate loans	$240,332	$255,555
Commercial and Construction real estate loans	301,433	330,498
Agriculture and agricultural real estate loans	12,004	15,931
Commercial and industrial loans	58,194	63,762
Loans to individuals for household, family, and other personal expenditures	15,286	13,729
Total loans, gross	$627,249	$679,475
Less: Allowance for loan losses	17,299	20,865
	$609,950	$658,610

Included in Loans are loans to certain officers, directors, and companies in which such officers and directors have 10 percent or more beneficial ownership in the aggregate amount of $6,455,000 and $9,519,000 at December 31, 2012 and 2011, respectively. In 2012, new loans and other additions amounted to $22,643,000, and repayments and other reductions amounted to $25,707,000. In 2011, new loans and other additions amounted to $24,966,000, and repayments and other reductions amounted to $32,316,000. In Management’s judgment, these loans were made on substantially the same terms and conditions as those made to other borrowers, and do not represent more than the normal risk of collectibility or present other unfavorable features.

Loans carried at $80,567,000 and $92,517,000 at December 31, 2012 and 2011, respectively, were pledged to secure Federal Home Loan Bank advances.

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

Activity in the allowance for loan losses for the years ended December 31, 2012, 2011, and 2010 was as follows (000s omitted):

2012	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$64	$2,184	$9,351	$2,632	$6,227	$407	$20,865
Charge-offs	(97)	(499)	(8,156)	(1,036)	(2,031)	(196)	(12,015)
Recoveries	-	347	80	240	274	158	1,099
Provision	109	192	6,276	565	245	(37)	7,350
Ending balance	$76	$2,224	$7,551	$2,401	$4,715	$332	$17,299

Ending balance individually evaluated for impairment	$-	$1,316	$2,084	$1,820	$1,994	$124	$7,338
Ending balance collectively evaluated for impairment	76	908	5,467	581	2,721	208	9,961
Ending balance	$76	$2,224	$7,551	$2,401	$4,715	$332	$17,299

Loans:
Ending balance individually evaluated for impairment	$409	$4,519	$36,471	$7,410	$18,051	$389	$67,249
Ending balance collectively evaluated for impairment	11,595	53,675	246,543	11,009	222,281	14,897	560,000
Ending balance	$12,004	$58,194	$283,014	$18,419	$240,332	$15,286	$627,249

2011	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$77	$3,875	$9,040	$3,285	$4,596	$350	$21,223
Charge-offs	-	(1,893)	(7,456)	(2,177)	(4,097)	(249)	(15,872)
Recoveries	1	376	324	81	689	243	1,714
Provision	(14)	(174)	7,443	1,443	5,039	63	13,800
Ending balance	$64	$2,184	$9,351	$2,632	$6,227	$407	$20,865

Ending balance individually evaluated for impairment	$64	$700	$3,906	$1,394	$2,923	$46	$9,033
Ending balance collectively evaluated for impairment	-	1,484	5,445	1,238	3,304	361	11,832
Ending balance	$64	$2,184	$9,351	$2,632	$6,227	$407	$20,865

Loans:
Ending balance individually evaluated for impairment	$1,078	$2,566	$36,424	$8,589	$21,929	$217	$70,803
Ending balance collectively evaluated for impairment	14,853	61,196	270,651	14,834	233,626	13,512	608,672
Ending balance	$15,931	$63,762	$307,075	$23,423	$255,555	$13,729	$679,475

2010	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$142	$6,360	$8,331	$2,351	$6,382	$497	$24,063
Charge-offs	-	(2,907)	(10,024)	(5,303)	(5,370)	(951)	(24,555)
Recoveries	1	219	295	22	119	559	1,215
Provision	(66)	203	10,438	6,215	3,465	245	20,500
Ending balance	$77	$3,875	$9,040	$3,285	$4,596	$350	$21,223

Ending balance individually evaluated for impairment	$74	$2,016	$2,958	$876	$973	$49	$6,946
Ending balance collectively evaluated for impairment	3	1,859	6,082	2,409	3,623	301	14,277
Ending balance	$77	$3,875	$9,040	$3,285	$4,596	$350	$21,223

Loans:
Ending balance individually evaluated for impairment	$656	$10,075	$42,326	$8,398	$16,948	$135	$78,538
Ending balance collectively evaluated for impairment	19,797	66,708	281,025	37,912	252,205	16,702	674,349
Ending balance	$20,453	$76,783	$323,351	$46,310	$269,153	$16,837	$752,887

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

The portfolio segments in each credit risk grade as of December 31, 2012 and 2011 are as follows (000s omitted):

2012	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$126	$4,182	$-	$2,927	$159,743	$10,706	$177,684
1	-	2,977	-	-	-	-	2,977
2	48	114	1,850	82	731	-	2,825
3	880	4,894	10,735	163	1,885	7	18,564
4	9,907	29,935	167,207	3,184	40,392	16	250,641
5	322	9,713	45,262	5,086	8,426	3,940	72,749
6	721	6,379	57,960	6,977	29,155	617	101,809
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$12,004	$58,194	$283,014	$18,419	$240,332	$15,286	$627,249

Performing	$11,397	$54,730	$246,107	$10,783	$219,753	$14,675	$557,445
Nonperforming	607	3,464	36,907	7,636	20,579	611	69,804
Total	$12,004	$58,194	$283,014	$18,419	$240,332	$15,286	$627,249

2011	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$158	$823	$139	$3,021	$181,853	$13,454	$199,448
1	-	1,188	-	-	-	-	1,188
2	145	341	3,735	95	770	-	5,086
3	3,547	7,049	14,331	322	1,853	26	27,128
4	10,337	32,726	163,586	3,261	29,984	31	239,925
5	274	14,556	65,611	6,124	10,969	-	97,534
6	1,470	7,079	59,673	10,600	30,126	218	109,166
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$15,931	$63,762	$307,075	$23,423	$255,555	$13,729	$679,475

Performing	$14,753	$61,054	$270,072	$13,657	$230,729	$13,350	$603,615
Nonperforming	1,178	2,708	37,003	9,766	24,826	379	75,860
Total	$15,931	$63,762	$307,075	$23,423	$255,555	$13,729	$679,475

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of December 31, 2012 and 2011 (000s omitted):

2012	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$208	$-	$145	$353	$11,651	$12,004	$-
Commercial	927	19	1,100	2,046	56,148	58,194	1
Commercial Real Estate	1,789	930	11,350	14,069	268,945	283,014	-
Construction Real Estate	127	1,437	1,867	3,431	14,988	18,419	-
Residential Real Estate	5,738	978	3,121	9,837	230,495	240,332	-
Consumer and Other	222	61	164	447	14,839	15,286	-
Total	$9,011	$3,425	$17,747	$30,183	$597,066	$627,249	$1

2011	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$614	$-	$364	$978	$14,953	$15,931	$-
Commercial	1,530	50	1,240	2,820	60,942	63,762	11
Commercial Real Estate	3,340	286	11,988	15,614	291,461	307,075	-
Construction Real Estate	460	2,093	2,134	4,687	18,736	23,423	-
Residential Real Estate	5,604	1,337	5,344	12,285	243,270	255,555	-
Consumer and Other	188	58	130	376	13,353	13,729	9
Total	$11,736	$3,824	$21,200	$36,760	$642,715	$679,475	$20

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

The following is a summary of non-accrual loans as of December 31, 2012 and 2011 (000s omitted):

	2012	2011
Agriculture and Agricultural Real Estate	$198	$867
Commercial	1,578	2,309
Commercial Real Estate	17,950	23,557
Construction Real Estate	3,438	6,653
Residential Real Estate	7,870	17,484
Consumer and Other	309	196
Total	$31,343	$51,066

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of December 31, 2012, 2011, and 2010 (000s omitted):

2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$409	$923	$-	$469	$54
Commercial	2,540	2,961	-	2,968	220
Commercial Real Estate	17,153	21,317	-	18,313	924
Construction Real Estate	1,007	1,375	-	1,284	201
Residential Real Estate	9,013	10,390	-	10,213	373
Consumer and Other	-	-	-	-	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	-	-	-	-	-
Commercial	1,979	2,157	1,316	2,032	88
Commercial Real Estate	19,318	26,508	2,084	22,119	918
Construction Real Estate	6,403	9,060	1,820	6,946	211
Residential Real Estate	9,038	9,520	1,994	9,189	413
Consumer and Other	389	383	124	393	26

Total:
Agriculture and Agricultural Real Estate	$409	$923	$-	$469	$54
Commercial	4,519	5,118	1,316	5,000	308
Commercial Real Estate	36,471	47,825	2,084	40,432	1,842
Construction Real Estate	7,410	10,435	1,820	8,230	412
Residential Real Estate	18,051	19,910	1,994	19,402	786
Consumer and Other	389	383	124	393	26

2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$425	$974	$-	$527	$43
Commercial	335	602	-	398	27
Commercial Real Estate	8,284	11,811	-	7,760	291
Construction Real Estate	330	569	-	350	18
Residential Real Estate	7,423	9,697	-	8,527	609
Consumer and Other	107	107	-	108	4

With an allowance recorded:
Agriculture and Agricultural Real Estate	653	654	64	655	8
Commercial	2,231	2,942	700	2,272	113
Commercial Real Estate	28,140	36,889	3,906	31,733	1,337
Construction Real Estate	8,259	11,930	1,394	9,046	220
Residential Real Estate	14,506	17,157	2,923	15,413	790
Consumer and Other	110	110	46	149	11

Total:
Agriculture and Agricultural Real Estate	$1,078	$1,628	$64	$1,182	$51
Commercial	2,566	3,544	700	2,670	140
Commercial Real Estate	36,424	48,700	3,906	39,493	1,628
Construction Real Estate	8,589	12,499	1,394	9,396	238
Residential Real Estate	21,929	26,854	2,923	23,940	1,399
Consumer and Other	217	217	46	257	15

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2010	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$-
Commercial	1,833	2,220	-	1,845	108
Commercial Real Estate	18,689	23,585	-	19,314	819
Construction Real Estate	1,571	2,457	-	1,603	97
Residential Real Estate	9,629	12,175	-	10,033	480
Consumer and Other	-	-	-	-	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	656	656	74	656	7
Commercial	8,242	12,521	2,016	9,154	365
Commercial Real Estate	23,637	29,682	2,958	23,887	1,058
Construction Real Estate	6,827	11,171	876	7,280	190
Residential Real Estate	7,319	9,315	973	7,596	356
Consumer and Other	135	135	49	138	6

Total:
Agriculture and Agricultural Real Estate	$656	$656	$74	$656	$7
Commercial	10,075	14,741	2,016	10,999	473
Commercial Real Estate	42,326	53,267	2,958	43,201	1,877
Construction Real Estate	8,398	13,628	876	8,883	287
Residential Real Estate	16,948	21,490	973	17,629	836
Consumer and Other	135	135	49	138	6

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (TDRs).

Loans that were classified as TDRs during the years ended December 31, 2012 and December 31, 2011 are as follows (000s omitted from dollar amounts):

	December 31, 2012				December 31, 2011
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance		Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-		-	$-	$-
Commercial	9	1,000	595		11	1,000	796
Commercial Real Estate	19	8,334	7,3	F	38	22,938	18,592
Construction Real Estate	7	3,658	3,563		10	4,284	3,958
Residential Real Estate	47	9,524	9,124		40	9,554	7,686
Consumer and Other	6	210	198		6	137	80
Total	88	$22,726	$20,832		105	$37,913	$31,112

The Bank considers TDRs that become past due under the modified terms as defaulted. Loans that became TDRs during the years ended December 31, 2012 and December 31, 2011 that subsequently defaulted during the years ended December 31, 2012 and December 31, 2011, respectively, are as follows (000s omitted from dollar amounts):

	December 31, 2012		December 31, 2011
	Number of Contracts	Recorded Principal Balance	Number of Contracts	Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	-	$-
Commercial	-	-	-	-
Commercial Real Estate	-	-	1	211
Construction Real Estate	-	-	3	420
Residential Real Estate	-	-	1	533
Consumer and Other	-	-	-	-
Total	-	$-	5	$1,164

(6)	Bank Premises and Equipment

Bank premises and equipment as of year end are as follows (000s omitted):

	2012	2011
Land, buildings and improvements	$44,320	$44,335
Equipment, furniture and fixtures	22,396	22,123
Total Bank premises and equipment	$66,716	$66,458
Less accumulated depreciation	38,666	36,942
Bank premises and equipment, net	$28,050	$29,516

Bank Premises and Equipment includes Construction in Progress of $35,000 as of December 31, 2012 and $81,000 as of December 31, 2011.

The Company has entered into lease commitments for office locations. Rental expense charged to operations was $203,000, $193,000, and $195,000 for the years ended December 31, 2012, 2011, and 2010, respectively. The future minimum lease payments are as follows:

Year	Minimum Payment
2013	$138,000
2014	80,000
2015	7,000
2016	-
Thereafter	-

(7)	Deposits

Interest expense on time certificates of deposit of $100,000 or more in the year 2012 amounted to $1,839,000, as compared with $3,009,000 in 2011, and $3,294,000 in 2010. At December 31, 2012, the balance of time certificates of deposit of $100,000 or more was $97,798,000, as compared with $112,343,000 at December 31, 2011. The amount of time deposits with a remaining term of more than 1 year was $136,749,000 at December 31, 2012 and $173,936,000 at December 31, 2011. The following table shows the scheduled maturities of Certificates of Deposit as of December 31, 2012 (000s omitted):

	Under $100,000	$100,000 and over
2013	$97,036	$52,670
2014	47,291	24,455
2015	19,921	7,478
2016	13,632	6,671
2017	10,777	6,524
Thereafter	0	-
Total	$188,657	$97,798

Time certificates of deposit under $100,000 include $16,182,000 of brokered certificates of deposit as of December 31, 2012, and $23,921,000 as of December 31, 2011. The Bank did not have any brokered certificates of deposit over $100,000 as of December 31, 2012 and December 31, 2011.

(8)	Federal Home Loan Bank Advances and Repurchase Agreements

The following is a summary of the Bank’s borrowings from the Federal Home Loan Bank of Indianapolis as of December 31, 2012 and 2011 (000s omitted):

December 31, 2012

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate
2013	95,000	2.59%	-	-
2014	12,000	0.47%	-	-
	$107,000	2.35%	$-	0.00%

December 31, 2011

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate
2013	95,000	2.76%	-	-
2014	12,000	0.72%	-	-
	$107,000	2.53%	$-	0.00%

The weighted average maturity of the Federal Home Loan Bank advances was 0.5 years and 1.5 years as of December 31, 2012 and 2011, respectively. The interest rates on the floating rate advances reset quarterly based on the three month LIBOR rate plus a spread ranging from 16 to 260 basis points. The advances are subject to prepayment penalties and the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis.

The following is a summary of the Bank’s borrowings under repurchase agreements as of December 31, 2012 and 2011 (000s omitted):

Securities Sold Under Agreements to Repurchase
December 31, 2012

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate
2016	-	-	15,000	4.65%
	$-	-	$15,000	4.65%

Securities Sold Under Agreements to Repurchase
December 31, 2011

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate
2012	-	-	5,000	4.12%
2016	-	-	15,000	4.65%
	$-	-	$20,000	4.52%

The average daily balance of Repurchase Agreements was $17,814,000 in 2012 and $23,918,000 in 2011. The weighted average interest rate on Repurchase Agreements was 4.57% in 2012 and 4.54% in 2011. The maximum month end balance of Repurchase Agreements was $20,000,000 in 2012 and $30,000,000 in 2011.

Investment securities issued by U.S. Government agencies with a carrying value of $22.8 million and $27.7 million were pledged to secure the repurchase agreement borrowings at December 31, 2012 and December 31, 2011, respectively.

(9)	Retirement Plans and Postretirement Benefit Plans

In 2000, the Bank implemented a retirement plan that included both a money purchase pension plan, as well as a voluntary profit sharing 401(k) plan for all employees who meet certain age and length of service eligibility requirements. In 2002, the Bank amended its retirement plan to freeze the money purchase plan and retain the 401(k) plan. To ensure that the plan meets the Safe Harbor provisions of the applicable sections of the Internal Revenue Code, the Bank contributes an amount equal to four percent of the employee’s base salary to the 401(k) plan for all eligible employees who contribute at least 5% of their salary. In addition, an employee may contribute from 1 to 75 percent of his or her base salary, up to a maximum of $22,500 in 2012. In 2012 the Bank made a matching contribution of 100% on the first three percent of employee deferrals and 50% on the next two percent of deferrals. The Bank did not match employee’s elective contributions in 2011 or in the last three quarters of 2010. The Bank matched 25% of the first eight percent contributed by the employee in the first quarter of 2010. Depending on the Bank’s profitability, an additional profit sharing contribution may be made by the Bank to the 401(k) plan. There were no profit sharing contributions in 2012, 2011, and 2010. The total retirement plan expense was $474,000, for the year ended December 31, 2012, $582,000 for the year ended December 31, 2011, and $651,000 for the year ended December 31, 2010.

The Bank has a postretirement benefit plan that generally provides for the continuation of medical benefits for all employees hired before January 1, 2007 who retire from the Bank at age 55 or older, upon meeting certain length of service eligibility requirements. The Bank does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. The amount of benefits paid under the postretirement benefit plan was $177,000 in 2012, $167,000 in 2011, and $232,000 in 2010. The amount of insurance premium paid by the Bank for retirees is capped at 200% of the cost of the premium as of December 31, 1992.

A reconciliation of the accumulated postretirement benefit obligation (“APBO”) to the amounts recorded in the consolidated balance sheets in Interest Payable and Other Liabilities at December 31 is as follows (000s omitted):

	2012	2011
APBO	$3,074	$2,479
Unrecognized net transition obligation	-	(54)
Unrecognized prior service costs	(6)	(9)
Unrecognized net gain (loss)	(285)	182
Accrued benefit cost at fiscal year end	$2,783	$2,598

The changes recorded in the accumulated postretirement benefit obligation were as follows (000s omitted):

	2012	2011
APBO at beginning of year	$2,479	$2,277
Service cost	109	102
Interest cost	109	111
Actuarial loss (gain)	467	80
Plan participants' contributions	87	76
Benefits paid during year	(177)	(167)
APBO at end of year	$3,074	$2,479

Components of the Bank’s postretirement benefit expense were as follows:

	2012	2011	2010
Service cost	$109	$102	$98
Interest cost	109	111	111
Amortization of transition obligation	54	54	53
Prior service costs	4	4	4
Amortization of gains	-	(2)	(10)
Net postretirement benefit expense	$276	$269	$256

The APBO as of December 31, 2012 and 2011 was calculated using assumed discount rates of 3.50% and 4.50%, respectively. Based on the provisions of the plan, the Bank’s expense is capped at 200% of the 1992 expense, with all expenses above the cap incurred by the retiree. The expense reached the cap in 2004, and accordingly the impact of an increase in health care costs on the APBO was not calculated.

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

Information for the postretirement death benefits and health care benefits is as follows as of the December 31 measurement date (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2012	2011	2012	2011

Change in benefit obligation
Benefit obligation at beginning of year	$5,372	4,892	$2,479	$2,277
Service cost	18	26	109	102
Interest cost	237	240	109	111
Plan participants' contributions	-	-	87	76
Actuarial loss (gain)	460	214	467	80
Benefits paid	-	-	(177)	(167)
Benefit obligation at end of year	$6,087	$5,372	$3,074	$2,479

Change in accrued benefit cost
Accrued benefit cost at beginning of year	$2,976	$2,395	$2,598	$2,421
Service cost	18	26	109	102
Interest cost	237	240	109	111
Amortization	314	315	57	55
Employer contributions	-	-	(90)	(91)
Net gain	-	-	-	-
Accrued benefit cost at end of year	$3,545	$2,976	$2,783	$2,598

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-	$-	$-
Employer contributions	-	-	90	91
Plan participants' contributions	-	-	87	76
Benefits paid during year	-	-	(177)	(167)
Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(2,542)	$(2,396)	$(291)	$119

Amounts recognized in other liabilities as of December 31 consist of (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2012	2011	2012	2011
Assets	$-	-	$-	$-
Liabilities	6,087	5,372	3,074	2,479
Total	$6,087	$5,372	$3,074	$2,479

Amounts recognized in accumulated other comprehensive income as of December 31 consist of (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2012	2011	2012	2011
Net loss (gain)	$558	97	$285	$(182)
Transition obligation (asset)	-	-	-	54
Prior service cost (credit)	1,984	2,299	6	9
Total included in AOCI	$2,542	$2,396	$291	$(119)

(10)	Stockholders’ Equity

On September 8, 2010, the Corporation commenced a private placement offering (the “Private Placement”) of up to 2,500,000 shares of the Corporation’s common stock, without par value. The shares of common stock being offered were not registered under the Securities Act of 1933 (the “Act”) in reliance of the exemption from registration provided by Section 4(2) of the Act and Rule 506 of SEC Regulation D. As of December 31, 2010, the Corporation had sold 887,638 shares of common stock pursuant to the Private Placement for the aggregate cash consideration of $1,242,000. The Private Placement terminated on March 31, 2011. No additional shares were issued under the Private Placement in 2011 or 2012.

(11)	Disclosures about Fair Value of Financial Instruments

Certain of the Bank’s assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets. These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below. The fair values of all financial instruments not discussed below are estimated to be equal to their carrying amounts as of December 31, 2012 and 2011.

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

FHLB ADVANCES AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The estimated fair value of the Federal Home Loan Bank advances and Securities Sold under Repurchase Agreements is estimated by discounting the related cash flows using the rates currently available for similarly structured borrowings with similar maturities.

ACCRUED INTEREST

The carrying amounts of accrued interest approximate fair value.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

The fair values of commitments to extend credit and standby letters of credit and financial guarantees written are estimated using the fees currently charged to engage into similar agreements. The fair values of these instruments are not significant.

FAIR VALUES

The carrying amounts and approximate fair values as of December 31, 2012 and December 31, 2011 are as follows (000s omitted):

					Total
	Carrying				Estimated
December 31, 2012	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$112,507	$112,507	$-	$-	$112,507
Securities - Held to Maturity
Obligations of States and Political Subdivisions	38,286	-	40,130	-	40,130
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	225,451	-	225,451	-	225,451
MBS issued by U.S. Government Agencies	129,818	-	129,818	-	129,818
Obligations of States and Political Subdivisions	18,370	-	18,370	-	18,370
Trust Preferred CDO Securities	5,406	-	-	5,406	5,406
Corporate Debt Securities	12,077	-	12,077	-	12,077
Other Securities	2,645	2,213	432	-	2,645

Federal Home Loan Bank Stock	10,605	-	10,605	-	10,605
Loans Held for Sale	1,520	-	-	1,520	1,520
Loans, net	609,950	-	-	627,171	627,171
Accrued Interest Receivable	3,457	-	3,457	-	3,457

Financial Liabilities:
Noninterest Bearing Deposits	183,016	183,016	-	-	183,016
Interest Bearings Deposits	865,814	-	872,070	-	872,070
Borrowed funds
FHLB Advances	107,000	-	107,785	-	107,785
Repurchase Agreements	15,000	-	17,141	-	17,141
Accrued Interest Payable	353	-	353	-	353

					Total
	Carrying				Estimated
December 31, 2011	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$75,995	$75,995			$75,995
Securities - Held to Maturity
Obligations of States and Political Subdivisions	35,364	-	35,812		35,812

Securities - Available for Sale
Obligations of U.S. Government Agencies	165,532	-	165,532	-	165,532
MBS issued by U.S. Government Agencies	160,168	-	160,168	-	160,168
Obligations of States and Political Subdivisions	15,178	-	15,178	-	15,178
Trust Preferred CDO Securities	5,467	-	-	5,467	5,467
Corporate Debt Securities	5,979	-	5,979	-	5,979
Other Securities	2,575	2,183	392	-	2,575

Federal Home Loan Bank Stock	10,605	-	10,605	-	10,605
Loans Held for Sale	1,035	-	-	1,035	1,035
Loans, net	658,610	-	-	684,007	684,007
Accrued Interest Receivable	3,582	-	3,582	-	3,582

Financial Liabilities:
Noninterest Bearing Deposits	164,852	164,852	-	-	164,852
Interest Bearings Deposits	857,458	-	864,496	-	864,496
Borrowed funds
FHLB Advances	107,000	-	109,664	-	109,664
Repurchase Agreements	20,000	-	22,773	-	22,773
Accrued Interest Payable	477	-	477	-	477

(12)	Federal Income Taxes

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

The provision for Federal income taxes consists of the following (000s omitted):

	2012	2011	2010
Federal income taxes currently payable	$1,497	$500	$-
Provision (credit) for deferred taxes on:
Book (over) under tax loan loss provision	1,386	390	670
Accretion of bond discount	(5)	(1)	(74)
Net deferred loan origination fees	(56)	9	40
Accrued postretirement benefits	(296)	(254)	(150)
Tax over (under) book depreciation	180	(83)	(16)
Alternative minimum tax	-	-	(67)
Non-accrual loan interest	(770)	(953)	(243)
Other real estate owned	(253)	(103)	(380)
Other than temporary impairment AFS securities	-	-	3,550
Net operating loss carry forward	(697)	(2,039)	(6,950)
Other, net	(173)	(236)	(274)
Total deferred benefit	(684)	(3,270)	(3,894)
Valuation allowance deferred tax assets	(4,316)	3,270	7,077
Net deferred provision (benefit)	(5,000)	-	3,183
Tax expense (benefit)	$(3,503)	$500	$3,183

The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as follows:

	2012	2011	2010
Statutory rate	34.0%	(34.0)%	(34.0)%
Municipal interest income	(7.9)	(13.4)	(6.9)
Other, net	(10.0)	(37.6)	(3.8)
Valuation allowance	(85.6)	100.3	81.2
Effective tax rate	(69.5)%	15.3%	36.5%

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

During 2009, the Company established a deferred tax valuation allowance of $13.9 million after evaluating all positive and negative evidence. The Company determined that it was more likely than not that it would be able to utilize its entire deferred tax asset of $17.0 million. The expense for recording the valuation allowance was a non cash item, and the recording of the expense does not imply that the Company owes additional taxes. As business and economic conditions changed, the Company reevaluated the criteria related to the recognition of deferred tax assets, and during 2010, The Company increased its valuation allowance to $20.9 million, which equaled 100% of the deferred tax asset. After its review of the relevant data in 2011, the Company decided to continue to maintain its valuation allowance at 100% of the deferred tax asset of $24.2 million.

In December 2012, the Company again evaluated the positive and negative evidence regarding its expected utilization of its deferred tax asset. Positive evidence includes improving local and regional economic conditions, six consecutive quarterly profits, consistent improvement in asset quality, reduction in credit related expenses, and projections for continued improvements in earnings for the foreseeable future. Negative evidence includes the large amount of net operating loss carry forwards that the Company has accumulated, persistent concern about the strength of the economic recovery, and still elevated problem asset levels at the Company. The Company has determined that, as of December 31, 2012, it is more likely than not that the Company will be able to utilize a portion of its deferred tax asset, but it is not more likely than not that all of the deferred tax asset will be utilized. Based on its projection of the amount of deferred tax asset that it expects to utilize in the future, the Company concluded to reduce the valuation allowance by $5.0 million. The reduction in the valuation allowance was recorded by recognizing a benefit to federal income tax expense.

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

The Company is currently under an audit of its tax returns filed for the 2004, 2005, 2007, 2008, 2009 and 2010 tax years. The Company recorded a tax liability in the second quarter of 2012 to reflect the amount of a settlement offer that the Company proposed to the IRS in an attempt to resolve the audit. Based on current knowledge, the Company believes that the accrued tax liability is adequate to absorb the effect relating to the ultimate resolution of the uncertain tax positions challenged by the IRS.

The components of the net deferred Federal income tax asset (included in Interest Receivable and Other Assets on the accompanying consolidated balance sheets) at December 31 are as follows (000s omitted):

	2012	2011
Deferred Federal income tax assets:
Allowance for loan losses	$6,081	$7,467
Net deferred loan origination fees	253	197
Tax versus book depreciation differences	-	178
Net unrealized losses on securities available for sale	-	-
Accrued postretirement benefits	3,396	2,911
Alternative minimum tax	771	771
Non-accrual loan interest	2,088	1,318
Other real estate owned	2,207	1,954
Other than temporary impairment AFS securities	566	566
Net operating loss	9,686	8,989
Other, net	1,277	977
Gross deferred tax asset	26,325	25,328
Valuation allowance	(19,881)	(24,197)
Total deferred federal tax asset	$6,444	$1,131

Deferred Federal income tax liabilities:
Accretion of bond discount	$(18)	$(23)
Net unrealized gains on securities available for sale	(924)	(1,271)
Tax versus book depreciation differences	(2)	-
Other	(461)	(334)
Total deferred federal tax liabilities	$(1,405)	$(1,628)
Net deferred Federal income tax asset (liability)	$5,039	$(497)

The Corporation has net operating loss carry forwards of approximately $28.5 million that are available to reduce future taxable income through the year ending December 31, 2032.

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

As of December 31, 2012 and 2011, the Bank’s capital ratios exceeded the required minimums to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the tables, as well as meeting other requirements specified by the federal banking regulators, including not being subject to any written agreement or order issued by the FDIC pursuant to section 8 of the Federal Deposit Insurance Act.

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

Due to the existence of the Consent Order, the Bank is considered to be “Adequately Capitalized” as of December 31, 2012 and 2011. There are no conditions or events since December 31, 2012 that Management believes have changed the Bank’s category.

The Corporation’s and Bank’s actual capital amounts and ratios are also presented in the table (000s omitted in dollar amounts).

	Actual		Minimum to Qualify as Well Capitalized*
	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital to Risk-Weighted Assets
Consolidated	$89,615	11.53%	$77,691	10%
Monroe Bank & Trust	88,992	11.46%	77,623	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	79,776	10.27%	46,615	6%
Monroe Bank & Trust	79,113	10.19%	46,574	6%
Tier 1 Capital to Average Assets
Consolidated	79,776	6.43%	62,041	5%
Monroe Bank & Trust	79,113	6.38%	62,008	5%

	Actual		Minimum to Qualify as Well Capitalized*
	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital to Risk-Weighted Assets
Consolidated	$84,970	10.48%	$81,084	10%
Monroe Bank & Trust	84,441	10.42%	81,033	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	74,695	9.21%	48,650	6%
Monroe Bank & Trust	74,106	9.15%	48,620	6%
Tier 1 Capital to Average Assets
Consolidated	74,695	6.07%	61,505	5%
Monroe Bank & Trust	74,106	6.03%	61,481	5%

* Although the Bank’s capital ratios exceed the “Well Capitalized” minimums, the Bank is categorized as “Adequately Capitalized” as of December 31, 2012 and 2011 due to its Consent Order with the FDIC.

(14)	Earnings (Loss) Per Share

The calculation of earnings (loss) per common share for the years ended December 31 is as follows:

	2012	2011	2010
Basic
Net income (loss)	$8,545,000	$(3,762,000)	$(11,899,000)
Less preferred dividends	-	-	-
Net income (loss) applicable to common stock	$8,545,000	$(3,762,000)	$(11,899,000)
Average common shares outstanding	17,332,012	17,270,528	16,498,734
Income (loss) per common share - basic	$0.49	$(0.22)	$(0.72)

	2012	2011	2010
Diluted
Net income (loss)	$8,545,000	$(3,762,000)	$(11,899,000)
Less preferred dividends	-	-	-
Net income (loss) applicable to common stock	$8,545,000	$(3,762,000)	$(11,899,000)
Average common shares outstanding	17,332,012	17,270,528	16,498,734
Stock option adjustment	101,801	-	-
Average common shares outstanding - diluted	17,433,813	17,270,528	16,498,734
Income (loss) per common share - diluted	$0.49	$(0.22)	$(0.72)

(15)	Stock-Based Compensation Plan

The Long-Term Incentive Compensation Plan approved by shareholders at the April 6, 2000 Annual Meeting of Shareholders of Monroe Bank & Trust authorized the Board of Directors to grant nonqualified stock options to key employees and non-employee directors. Such grants could be made until January 2, 2010 for up to 1,000,000 shares of the Corporation’s common stock. The amount that could be awarded to any one individual was limited to 100,000 shares in any one calendar year. The MBT Financial Corp. 2008 Stock Incentive Plan was approved by shareholders at the May 1, 2008 Annual meeting of shareholders of MBT Financial Corp. This plan replaced the Long-Term Incentive Compensation Plan and authorized the Board of Directors to grant equity incentive awards to key employees and non-employee directors. Such grants may be made until May 1, 2018 for up to 1,000,000 shares of the Corporation’s common stock. The amount that may be awarded to any one individual is limited to 100,000 shares in any one calendar year. As of December 31, 2012, the number of shares available under the plan is 337,131. This includes 110,509 shares that were previously awarded that have been forfeited.

Stock Option Awards - Stock options granted under the plans have exercise prices equal to the fair market value at the date of grant. Options granted under the plan may be exercised for a period of no more than ten years from the date of grant. All options granted are fully vested at December 31, 2012.

Stock Only Stock Appreciation Rights (SOSARs) – On February 23, 2012, Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain executives in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. The SOSARs have a term of 10 years and vest in three equal annual installments beginning on December 31, 2012. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant. Upon exercise, the executive will generally receive common shares equal in value to the excess of the market value of the shares over the exercise price on the exercise date.

The fair value of each option and SOSAR grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions disclosed in Note 1 to the consolidated financial statements.

A summary of the status of stock options and SOSARs under the plans is presented in the table below.

	2012		2011		2010
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options Outstanding, January 1	436,503	$17.34	444,575	$17.28	489,075	$17.35
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited/Expired	39,668	15.05	8,072	13.90	44,500	18.03
Options Outstanding, December 31	396,835	$17.57	436,503	$17.34	444,575	$17.28
Options Exercisable, December 31	396,835	$17.57	436,503	$17.34	444,575	$17.28

62

	2012		2011		2010
Stock Only Stock Appreciation Rights (SOSARs)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
SOSARs Outstanding, January 1	320,000	$4.08	224,000	$5.12	221,500	$5.23
Granted	104,000	1.85	107,000	1.85	16,000	1.52
Exercised	-	-	-	-	-	-
Forfeited/Expired	13,334	3.53	11,000	3.64	13,500	2.58
SOSARs Outstanding, December 31	410,666	$3.53	320,000	$4.08	224,000	$5.12
SOSARs Exercisable, December 31	319,630	$4.01	253,321	$4.67	190,820	$5.49

The options and SOSARs exercisable as of December 31, 2012 are exercisable at prices ranging from $1.52 to $23.40. The number of options and SOSARs and remaining life at each exercise price are as follows:

Outstanding and Exercisable Options
Exercise Price	Shares	Remaining Life (in years)
$13.20	63,335	0.01
$15.33	75,500	4.01
$16.24	64,000	3.01
$16.69	89,500	1.01
$23.40	104,500	2.01
	396,835	2.01

	Outstanding SOSARs		Exercisable SOSARs
Exercise Price	Shares	Remaining Life (in years)	Shares	Remaining Life (in years)
$1.52	12,000	7.01	12,000	7.01
$1.85	200,666	8.62	109,630	8.46
$3.03	114,500	6.01	114,500	6.01
$8.53	83,500	5.60	83,500	5.60
	410,666	7.23	319,630	6.78

A summary of the status of the Corporation’s nonvested SOSARs as of December 31, 2012 and changes during the year ended December 31, 2012 is as follows:

Nonvested SOSAR Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	66,679	$0.72
Granted	104,000	1.11
Vested	(76,309)	0.89
Forfeited	(3,334)	0.99
Nonvested at December 31, 2012	91,036	$1.01

As of December 31, 2012, there was $92,000 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 1.68 years.

Restricted Stock Awards – On September 23, 2010, 120,000 restricted shares were awarded to certain key executives in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. As of December 31, 2012, 70,000 of those shares were vested. The remaining restricted shares will vest as follows:

Date	Shares Vesting
September 23, 2013	25,000
September 23, 2014	25,000

A summary of the status of the Corporation’s nonvested restricted stock awards as of December 31, 2010, 2011, and 2012, and changes during the years then ended is as follows:

Restricted Stock Awards	2012	2011	2010
Nonvested at January 1	120,000	135,000	15,000
Granted	10,000	-	120,000
Vested	80,000	15,000	-
Forfeited	-	-	-
Nonvested at December 31	50,000	120,000	135,000

The total expense recorded for the restricted stock awards was $70,000 in 2012, $100,000 in 2011, and $29,000 in 2010. The amount of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan was $27,000 as of December 31, 2012, $87,000 as of December 31, 2011, and $187,000 as of December 31, 2010.

Restricted Stock Unit Awards – Restricted stock units granted under the plan result in an award of common shares to key employees based on selected performance metrics during the performance period. Key executives were granted 30,000 Restricted Stock Units (RSUs) on February 23, 2012. The RSUs will vest on December 31, 2014 based on the Bank achieving the performance targets in the following schedule, with up to 50% of the RSUs earned in 2012 and up to 50% of the RSUs earned in 2013.

Performance Metric	Weighting Percentage	Performance Requirement	2012 Performance Threshold	2013 Performance Threshold
Net Income (Loss) before tax	50%	At or greater than	$1,295,000	$6,370,000
Tier 1 leverage ratio	25%	At or greater than	6.42%	7.76%
Texas Ratio	25%	At or less than	75%	50%

The Tier 1 leverage ratio and Texas ratio goals were not achieved in 2012. As a result, 50% of the 15,000 RSUs (7,500) that could be earned in 2012 will be awarded upon completion of the vesting period. The current expectation is that the 15,000 RSUs that may be earned in 2013 will be awarded.

Key executives were granted 35,000 Restricted Stock Units (RSUs) on January 27, 2011. The RSUs will vest on December 31, 2013 based on the Bank achieving the performance targets in the following schedule, with up to 50% of the RSUs earned in 2011 and up to 50% of the RSUs earned in 2012.

	Weighting	Performance	2011 Performance	2012 Performance
Performance Metric	Percentage	Requirement	Threshold	Threshold
Net Income (Loss) before tax	50%	At or better than	$(4,319,000)	$3,503,000
Tier 1 leverage ratio	25%	At or greater than	6.22%	6.30%
Non accrual loans	25%	At or less than	$55,000,000	$40,000,000

The Tier 1 leverage ratio was not achieved in 2011. As a result, 75% of the 17,500 RSUs (13,125) that could have been earned in 2011 will be awarded upon completion of the vesting period. All three performance goals were achieved in 2012, and as a results, the 17,500 RSUs that could have been earned in 2012 will be awarded upon completion of the vesting period.

Accordingly, the Company recorded expenses of $54,000 in 2012 and $15,000 in 2011 for the RSUs.

(16)	Parent Company

Condensed parent company financial statements, which include transactions with the subsidiary, are as follows (000s omitted):

Balance Sheets

	December 31,
	2012	2011
Assets
Cash and due from banks	$212	$116
Securities	432	392
Investment in subsidiary bank	82,983	75,220
Other assets	220	118
Total assets	$83,847	$75,846

Liabilities
Dividends payable and other liabilities	$273	$135
Total liabilities	273	135

Stockholders' Equity
Total stockholders' equity	83,574	75,711
Total liabilities and stockholders' equity	$83,847	$75,846

Statements of Operations

	Years Ended December 31,
	2012	2011	2010
Income
Dividends from subsidiary bank	$-	$-	$-
Other operating income	-	-	-
Total income	-	-	-

Expense
Interest on borrowed funds	12	11	2
Other expense	272	399	298
Total expense	284	410	300

Loss before tax and equity in undistributed net loss of subsidiary bank	(284)	(410)	(300)
Income tax benefit	-	-	-
Loss before equity in undistributed net loss of subsidiary bank	(284)	(410)	(300)
Equity in undistributed net income (loss) of subsidiary bank	8,829	(3,352)	(11,599)
Net Income (Loss)	$8,545	$(3,762)	$(11,899)

Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
Cash Flows Provided By Operating Activities:
Net income (loss)	$8,545	$(3,762)	$(11,899)
Equity in undistributed net income of subsidiary bank	(8,829)	3,352	11,599
Net decrease in other liabilities	138	-	-
Net (increase) decrease in other assets	(1)	133	92
Net cash used for operating activities	$(147)	$(277)	$(208)

Cash Flows Used For Investing Activities:
Investment in subsidiary	$-	$-	$(1,100)
Net cash used for investing activities	$-	$-	$(1,100)

Cash Flows Used For Financing Activities:
Issuance of common stock	$243	$54	$1,273
Dividends paid	-	-	-
Issuance of long term debt	-	-	135
Net cash provided by financing activities	$243	$54	$1,408

Net Increase (Decrease) In
Cash And Cash Equivalents	$96	$(223)	$100

Cash And Cash Equivalents
At Beginning Of Year	116	339	239
Cash And Cash Equivalents At End Of Year	$212	$116	$339

Under current regulations, the Bank is limited in the amount it may loan to the Corporation. Loans to the Corporation may not exceed ten percent of the Bank’s capital stock, surplus, and undivided profits plus the allowance for loan losses. Loans from the Bank to the Corporation are required to be collateralized. Accordingly, at December 31, 2012, Bank funds available for loans to the Corporation amounted to $10,029,000. The Bank has not made any loans to the Corporation.

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk at December 31 were as follows (000s omitted):

	Contractual Amount
	2012	2011
Commitments to extend credit:
Unused portion of commercial lines of credit	$59,826	$65,460
Unused portion of credit card lines of credit	3,048	2,756
Unused portion of home equity lines of credit	16,356	15,026
Standby letters of credit and financial guarantees written	3,730	4,461
All other off-balance sheet assets	-	-

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

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and other business transactions. For the letters of credit, $3,655,000 expires in 2013 and $75,000 expires in 2014. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Various legal claims also arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

(18) Quarterly Financial Information (Unaudited) (000s omitted):

2012	First	Second	Third	Fourth
Total Interest Income	$11,696	$11,334	$10,987	$10,518
Total Interest Expense	2,768	2,550	2,366	2,202
Net Interest Income	8,928	8,784	8,621	8,316
Provision for Loan Losses	2,250	1,050	1,550	2,500
Other Income	4,677	3,564	4,023	4,173
Other Expenses	10,012	9,622	9,689	9,371
Income (Loss) Before Provision For Income Taxes	1,343	1,676	1,405	618
Provision For (Benefit From) Income Taxes	126	1,423	17	(5,069)
Net Income (Loss)	$1,217	$253	$1,388	$5,687

Basic Earnings (Loss) Per Common Share	$0.07	$0.01	$0.08	$0.33
Diluted Earnings (Loss) Per Common Share	$0.07	$0.01	$0.08	$0.33

Dividends Declared Per Share	$-	$-	$-	$-

2011	First	Second	Third	Fourth
Total Interest Income	$12,802	$12,494	$12,466	$11,798
Total Interest Expense	4,033	3,916	3,510	2,974
Net Interest Income	8,769	8,578	8,956	8,824
Provision for Loan Losses	5,750	2,850	2,700	2,500
Other Income	3,663	3,858	4,319	6,390
Other Expenses	10,724	10,369	9,943	11,783
Income (Loss) Before Provision For Income Taxes	(4,042)	(783)	632	931
Provision For Income Taxes	-	-	-	500
Net Income (Loss)	$(4,042)	$(783)	$632	$431

Basic Earnings (Loss) Per Common Share	$(0.23)	$(0.05)	$0.04	$0.02
Diluted Earnings (Loss) Per Common Share	$(0.23)	$(0.05)	$0.04	$0.02

Dividends Declared Per Share	$-	$-	$-	$-

(19) Fair Value Disclosures

The following tables present information about the Corporation’s assets measured at fair value on a recurring basis at December 31, 2012 and 2011, and the valuation techniques used by the Corporation to determine those fair values.

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

Assets measured at fair value on a recurring basis are as follows (000’s omitted):

Investment Securities Available for Sale at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$-	$225,451	$-
MBS issued by U.S. Government Agencies		129,818
Obligations of States and Political Subdivisions	-	18,370	-
Trust Preferred CDO Securities	-	-	5,406
Corporate Debt Securities	-	12,077	-
Other Securities	2,213	432	-
Total Securities Available for Sale	$2,213	$386,148	$5,406

Investment Securities Available for Sale at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$-	$165,532	$-
MBS issued by U.S. Government Agencies		160,168
Obligations of States and Political Subdivisions	-	15,178	-
Trust Preferred CDO Securities	-	-	5,467
Corporate Debt Securities	-	5,979	-
Other Securities	2,183	392	-
Total Securities Available for Sale	$2,183	$347,249	$5,467

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale	2012	2011
Balance at January 1	$5,467	$5,188
Total realized and unrealized gains (losses) included in income	-	-
Total unrealized gains (losses) included in other comprehensive income	(44)	300
Net purchases, sales, calls and maturities	(17)	(21)
Net transfers in/out of Level 3	-	-
Balance at December 31	$5,406	$5,467

Of the Level 3 assets that were held by the Corporation at December 31, 2012, the unrealized loss for the year was $44,000. That loss is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not purchase or sell any Level 3 available for sale securities during 2012 or 2011.

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

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$67,249	$-	$-	$67,249
Other Real Estate Owned	$14,262	$-	$-	$14,262

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$70,803	$-	$-	$70,803
Other Real Estate Owned	$16,650	$-	$-	$16,650

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

(20) Subsequent Events

On March 15, 2013, the Company completed a private placement of its common stock. The total amount of stock sold was 500,000 shares and the aggregate amount of proceeds was $1,736,000. The proceeds will be used to provide working capital at the Company and invested as additional equity in the Bank.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

MBT Financial Corp. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2012, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be in the Corporation’s periodic SEC filings.

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

MBT Financial Corp.’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2012, the Corporation’s internal control over financial reporting is effective, based on those criteria.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2012, that materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

Securities authorized for issuance under equity compensation plans as of December 31, 2012 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column )
Equity Compensation plans approved by security holders	856,251	$9.83	337,131
Equity Compensation plans not approved by security holders	0	0	0
Total	856,251	$9.83	337,131

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

Contents

Financial Statements

Reports of Independent Registered Public Accounting Firm – Page 35

Consolidated Balance Sheets as of December 31, 2012 and 2011 – Page 36

Consolidated Statements of Operations for the Years Ended

December 31, 2012, 2011, and 2010 – Page 37

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended

December 31, 2012, 2011, and 2010 – Page 38

Consolidated Statements of Cash Flows for the Years Ended

December 31, 2012, 2011, and 2010 – Page 39

Notes to Consolidated Financial Statements – Pages 40-69

Exhibits

The following exhibits are filed as a part of this report:

3.1	Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2011.
3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.
10.1	MBT Financial Corp. 2008 Stock Incentive Compensation Plan. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on June 5, 2008.
10.2	Monroe Bank & Trust Salary Continuation Agreement with Ronald D. LaBeau. Previously filed as Exhibit 10.2 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
10.3	MBT Financial Corp. Amended and Restated Change in Control Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.5 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2005.
10.4	Monroe Bank & Trust Group Director Death Benefit Only Plan. Previously filed as Exhibit 10.4 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2006.
10.5	Monroe Bank & Trust Group Executive Death Benefit Only Plan. Previously filed as Exhibit 10.5 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2006.
10.6	Monroe Bank & Trust Amended and Restated Supplemental Executive Retirement Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended September 30, 2011.
10.7	MBT Financial Corp. Severance Agreements with Donald M. Lieto, James E. Morr, Thomas G. Myers, and John L. Skibski. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on January 26, 2006.
10.8	MBT Financial Corp. Severance Agreement with Scott E. McKelvey. Previously filed as Exhibit 10.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2007.
10.9	Stipulation and consent to the issuance of a Consent Order with the FDIC and Michigan OFIR dated July 12, 2010. Previously filed as Exhibit 10 to the Form 8-K filed by MBT Financial Corp. on July 13, 2010.
10.10	Amendment to MBT Financial Corp. Executive Severance Agreements with Donald M. Lieto, Scott E. McKelvey, Thomas G. Myers, and John L. Skibski.
21	Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
23	Consent of Independent Auditors.
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)
101.DED	XBRL Taxonomy Extension Definitions Linkbase Document(1)

(1)As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2013		MBT FINANCIAL CORP.

	By:	/s/ John L. Skibski
John L. Skibski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 15, 2013

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

/s/ Karen Wilson Smithbauer
Karen Wilson Smithbauer
Director

Exhibit Index

Number	Description of Exhibits
3.1	Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2011.
3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.
10.1	MBT Financial Corp. 2008 Stock Incentive Compensation Plan. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on June 5, 2008.
10.2	Monroe Bank & Trust Salary Continuation Agreement with Ronald D. LaBeau. Previously filed as Exhibit 10.2 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
10.3	MBT Financial Corp. Amended and Restated Change in Control Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.5 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2005.
10.4	Monroe Bank & Trust Group Director Death Benefit Only Plan. Previously filed as Exhibit 10.4 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2006.
10.5	Monroe Bank & Trust Group Executive Death Benefit Only Plan. Previously filed as Exhibit 10.5 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2006.
10.6	Monroe Bank & Trust Amended and Restated Supplemental Executive Retirement Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended September 30, 2011.
10.7	MBT Financial Corp. Severance Agreements with Donald M. Lieto, James E. Morr, Thomas G. Myers, and John L. Skibski. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on January 26, 2006.
10.8	MBT Financial Corp. Severance Agreement with Scott E. McKelvey. Previously filed as Exhibit 10.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2007.
10.9	Stipulation and consent to the issuance of a Consent Order with the FDIC and Michigan OFIR. Previously filed as Exhibit 10 to the Form 8-K filed by MBT Financial Corp. on July 13, 2010.
10.10	Amendment to MBT Financial Corp. Executive Severance Agreements with Donald M. Lieto, Scott E. McKelvey, Thomas G. Myers, and John L. Skibski.
21	Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
23	Consent of Independent Auditors.
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)
101.DED	XBRL Taxonomy Extension Definitions Linkbase Document(1)

(1)As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

