Form 10-Q
period 2013-03-31
MBT FINANCIAL CORP
filed 2013-05-13
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2013

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

As of May 13, 2012, there were 17,905,853 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2013
Dollars in thousands	(Unaudited)	December 31, 2012
ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$11,535	$17,116
Interest bearing	106,503	95,391
Total cash and cash equivalents	118,038	112,507

Securities - Held to Maturity	38,513	38,786
Securities - Available for Sale	416,479	393,767
Federal Home Loan Bank stock - at cost	10,605	10,605

Loans held for sale	2,047	1,520

Loans	614,758	627,249
Allowance for Loan Losses	(17,899)	(17,299)
Loans - Net	596,859	609,950

Accrued interest receivable and other assets	11,224	10,037
Other Real Estate Owned	15,118	14,262
Bank Owned Life Insurance	49,501	49,111
Premises and Equipment - Net	27,762	28,050
Total assets	$1,286,146	$1,268,595

LIABILITIES
Deposits:
Non-interest bearing	$186,220	$183,016
Interest-bearing	876,245	865,814
Total deposits	1,062,465	1,048,830

Federal Home Loan Bank advances	107,000	107,000
Repurchase agreements	15,000	15,000
Interest payable and other liabilities	15,732	14,191
Total liabilities	1,200,197	1,185,021

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 shares authorized, 17,903,656 and 17,396,179 shares issued and outstanding)	4,173	2,397
Retained earnings	82,394	81,280
Unearned compensation	(21)	(27)
Accumulated other comprehensive loss	(597)	(76)
Total stockholders' equity	85,949	83,574
Total liabilities and stockholders' equity	$1,286,146	$1,268,595

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended March 31,
Dollars in thousands, except per share data	2013	2012
Interest Income
Interest and fees on loans	$7,902	$9,139
Interest on investment securities-
Tax-exempt	323	380
Taxable	1,767	2,134
Interest on balances due from banks	69	43
Total interest income	10,061	11,696

Interest Expense
Interest on deposits	1,213	1,839
Interest on borrowed funds	804	929
Total interest expense	2,017	2,768

Net Interest Income	8,044	8,928
Provision For Loan Losses	1,500	2,250

Net Interest Income After
Provision For Loan Losses	6,544	6,678

Other Income
Income from wealth management services	1,097	968
Service charges and other fees	1,042	1,090
Net gain on sales of securities available for sale	10	1,100
Origination fees on mortgage loans sold	289	122
Bank owned life insurance income	390	370
Other	1,160	1,027
Total other income	3,988	4,677

Other Expenses
Salaries and employee benefits	5,323	5,106
Occupancy expense	687	725
Equipment expense	700	803
Marketing expense	163	198
Professional fees	501	588
Collection expenses	46	62
Net (gain) loss on other real estate owned	(40)	269
Other real estate owned expenses	374	469
FDIC Deposit Insurance Assessment	689	679
Other	975	1,113
Total other expenses	9,418	10,012

Income Before Income Taxes	1,114	1,343
Income Tax Expense	-	126
Net Income	$1,114	$1,217

Other Comprehensive Income (Net of Tax)
Unrealized gains (losses) on securities	(546)	(405)
Reclassification adjustment for gains included in net income	(6)	(726)
Postretirement benefit liability	31	52
Total Other Comprehensive Income (Net of Tax)	(521)	(1,079)

Comprehensive Income	$593	$138

Basic Earnings Per Common Share	$0.06	$0.07

Diluted Earnings Per Common Share	$0.06	$0.07

Common Stock Dividends Declared Per Share	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2013	$2,397	$81,280	$(27)	$(76)	$83,574

Issuance of Common Stock
SOSARs exercised (674 shares)	4	-	-	-	4
Other stock issued (506,803 shares, net of costs of $15)	1,745	-	-	-	1,745

Equity Compensation	27	-	6	-	33

Comprehensive income:
Net income	-	1,114	-	-	1,114
Other comprehensive income - net of tax	-	-	-	(521)	(521)
Total Comprehensive Income					593

Balance - March 31, 2013	$4,173	$82,394	$(21)	$(597)	$85,949

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2012	$2,099	$72,735	$(87)	$964	$75,711

Issuance of Common Stock (20,978 shares)	25	-	-	-	25
Equity Compensation	5	-	20	-	25

Comprehensive income:
Net income	-	1,217	-	-	1,217
Other comprehensive income - net of tax	-	-	-	(1,079)	(1,079)
Total Comprehensive Income					138

Balance - March 31, 2012	$2,129	$73,952	$(67)	$(115)	$75,899

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
Dollars in thousands	2013	2012
Cash Flows from Operating Activities
Net Income	$1,114	$1,217
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,500	2,250
Depreciation	488	500
Net amortization of investment premium and discount	493	435
Writedowns of Other Real Estate Owned	164	515
Net increase (decrease) in interest payable and other liabilities	1,552	(445)
Net increase in interest receivable and other assets	(1,106)	(707)
Equity based compensation expense	69	40
Net gain on sale/settlement of securities	(10)	(1,100)
Increase in cash surrender value of life insurance	(390)	(370)
Net cash provided by operating activities	$3,874	$2,335

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$273	$3,436
Proceeds from maturities and redemptions of investment securities available for sale	24,611	74,009
Proceeds from sales of investment securities available for sale	5,180	15,198
Net decrease in loans	8,260	8,466
Proceeds from sales of other real estate owned	1,945	4,226
Proceeds from sales of other assets	18	56
Purchase of investment securities held to maturity	-	(3,860)
Purchase of investment securities available for sale	(53,823)	(88,494)
Purchase of bank premises and equipment	(206)	(53)
Net cash provided by (used for) investing activities	$(13,742)	$12,984

Cash Flows from Financing Activities
Net increase in deposits	$13,635	$13,240
Proceeds from issuance of common stock	1,764	25
Net cash provided by financing activities	$15,399	$13,265

Net Increase in Cash and Cash Equivalents	$5,531	$28,584

Cash and Cash Equivalents at Beginning of Period	112,507	75,995
Cash and Cash Equivalents at End of Period	$118,038	$104,579

Supplemental Cash Flow Information
Cash paid for interest	$2,021	$2,764
Cash paid for federal income taxes	$-	$-

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$2,761	$2,104
Transfer of loans to other assets	$43	$12

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

2. EARNINGS PER SHARE

The calculations of earnings per common share are as follows:

	For the three months ended March 31,
	2013	2012
Basic
Net profit	$1,114,000	$1,217,000
Average common shares outstanding	17,516,382	17,304,781
Earnings per common share - basic	$0.06	$0.07

Diluted
Net profit	$1,114,000	$1,217,000
Average common shares outstanding	17,516,382	17,304,781
Equity compensation	229,973	690
Average common shares outstanding - diluted	17,746,355	17,305,471
Earnings per common share – diluted	$0.06	$0.07

3. STOCK BASED COMPENSATION

Stock Options - The following table summarizes the options that had been granted to certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

		Weighted Average
	Shares	Exercise Price
Options Outstanding, January 1, 2013	396,835	$17.57
Granted	-	-
Exercised	-	-
Forfeited	63,335	13.20
Options Outstanding, March 31, 2013	333,500	$18.40
Options Exercisable, March 31, 2013	333,500	$18.40

Stock Only Stock Appreciation Rights (SOSARs) - On January 2, 2013, 106,000 Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain executives in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. The SOSARs have a term of ten years and vest in three equal annual installments beginning on December 31, 2013. The fair value of $1.43 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 62.09%, a risk free interest rate of 1.25% and dividend yield of 0.00%.

On January 2, 2013, 6,369 SOSARs were issued to a director in exchange for $10,000 of his 2013 annual retainer. The SOSARs have a term of ten years and vest on December 31, 2013.

SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant.

The following table summarizes the SOSARs that have been granted:

		Weighted Average
	Shares	Exercise Price
SOSARs Outstanding, January 1, 2013	410,666	$3.53
Granted	112,369	2.35
Exercised	1,998	1.85
Forfeited	-	-
SOSARs Outstanding, March 31, 2013	521,037	$3.28
SOSARs Exercisable, March 31, 2013	317,632	$4.02

Restricted Stock Unit Awards – On January 2, 2013, performance restricted stock units were awarded to certain key executive officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. Each Restricted Stock Unit (RSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a two year performance period that ends on December 31, 2014. Up to 50% of the aggregate RSUs granted may be earned in each year of the performance period subject to satisfying weighted performance thresholds. Earned RSUs vest on December 31, 2015.

The total expense for equity based compensation was $73,000 in the first quarter of 2013 and $40,000 in the first quarter of 2012.

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

Loans consist of the following (000s omitted):

	March 31,	December 31,
	2013	2012
Residential real estate loans	$235,323	$240,332
Commercial and Construction real estate loans	291,618	301,433
Agriculture and agricultural real estate loans	12,235	12,004
Commercial and industrial loans	61,066	58,194
Loans to individuals for household, family, and other personal expenditures	14,516	15,286
Total loans, gross	$614,758	$627,249
Less: Allowance for loan losses	17,899	17,299
	$596,859	$609,950

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

The following table summarizes nonperforming assets (000’s omitted):

	March 31,	December 31,
	2013	2012
Nonaccrual loans	$31,558	$31,343
Loans 90 days past due and accruing	314	1
Restructured loans	37,581	38,460
Total nonperforming loans	$69,453	$69,804

Other real estate owned	15,118	14,262
Other assets	59	32
Nonperforming investment securities	3,045	3,045
Total nonperforming assets	$87,675	$87,143

Nonperforming assets to total assets	6.82%	6.87%
Allowance for loan losses to nonperforming loans	25.77%	24.78%

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

Activity in the allowance for loan losses during the three months ended March 31, 2013 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended March 31, 2013
Beginning Balance	$76	$2,224	$7,551	$2,401	$4,715	$332	$17,299
Charge-offs	-	(202)	(813)	(18)	(433)	(121)	(1,587)
Recoveries	-	236	64	274	80	33	687
Provision	(6)	(105)	1,106	(188)	746	(53)	1,500
Ending balance	$70	$2,153	$7,908	$2,469	$5,108	$191	$17,899

Allowance for loan losses as of March 31, 2013
Ending balance individually evaluated for impairment	$-	$1,330	$2,312	$1,863	$2,084	$100	$7,689
Ending balance collectively evaluated for impairment	70	823	5,596	606	3,024	91	10,210
Ending balance	$70	$2,153	$7,908	$2,469	$5,108	$191	$17,899

Loans as of March 31, 2013
Ending balance individually evaluated for impairment	$420	$4,193	$35,960	$6,225	$18,668	$346	$65,812
Ending balance collectively evaluated for impairment	11,815	56,873	238,580	10,853	216,655	14,170	548,946
Ending balance	$12,235	$61,066	$274,540	$17,078	$235,323	$14,516	$614,758

Activity in the allowance for loan losses during the three months ended March 31, 2012 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended March 31, 2012
Beginning Balance	$64	$2,184	$9,351	$2,632	$6,227	$407	$20,865
Charge-offs	-	(96)	(1,573)	(462)	(654)	(47)	(2,832)
Recoveries	-	66	9	37	50	36	198
Provision	5	586	1,519	113	7	20	2,250
Ending balance	$69	$2,740	$9,306	$2,320	$5,630	$416	$20,481

Allowance for loan losses as of March 31, 2012
Ending balance individually evaluated for impairment	$69	$1,477	$3,408	$1,257	$2,453	$73	$8,737
Ending balance collectively evaluated for impairment	-	1,263	5,898	1,063	3,177	343	11,744
Ending balance	$69	$2,740	$9,306	$2,320	$5,630	$416	$20,481

Loans as of March 31, 2012
Ending balance individually evaluated for impairment	$1,051	$3,975	$36,492	$8,449	$19,568	$236	$69,771
Ending balance collectively evaluated for impairment	14,042	60,632	265,417	13,492	230,415	12,884	596,882
Ending balance	$15,093	$64,607	$301,909	$21,941	$249,983	$13,120	$666,653

Activity in the allowance for loan losses during the year ended December 31, 2012 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the year ended December 31, 2012
Beginning Balance	$64	$2,184	$9,351	$2,632	$6,227	$407	$20,865
Charge-offs	(97)	(499)	(8,156)	(1,036)	(2,031)	(196)	(12,015)
Recoveries	-	347	80	240	274	158	1,099
Provision	109	192	6,276	565	245	(37)	7,350
Ending balance	$76	$2,224	$7,551	$2,401	$4,715	$332	$17,299

Allowance for loan losses as of December 31, 2012
Ending balance individually evaluated for impairment	$-	$1,316	$2,084	$1,820	$1,994	$124	$7,338
Ending balance collectively evaluated for impairment	76	908	5,467	581	2,721	208	9,961
Ending balance	$76	$2,224	$7,551	$2,401	$4,715	$332	$17,299

Loans as of December 31, 2012
Ending balance individually evaluated for impairment	$409	$4,519	$36,471	$7,410	$18,051	$389	$67,249
Ending balance collectively evaluated for impairment	11,595	53,675	246,543	11,009	222,281	14,897	560,000
Ending balance	$12,004	$58,194	$283,014	$18,419	$240,332	$15,286	$627,249

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

The portfolio segments in each credit risk grade as of March 31, 2013 are as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$162	$729	$-	$2,985	$151,673	$10,094	$165,643
1	-	3,453	-	-	-	-	3,453
2	48	103	1,784	-	697	-	2,632
3	864	5,020	9,497	147	1,764	4	17,296
4	10,232	37,508	166,200	3,106	42,172	1	259,219
5	315	5,943	43,183	4,210	12,106	4,093	69,850
6	614	8,310	53,876	6,630	26,911	324	96,665
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$12,235	$61,066	$274,540	$17,078	$235,323	$14,516	$614,758

Performing	$11,731	$56,651	$238,419	$10,629	$213,906	$13,969	$545,305
Nonperforming	504	4,415	36,121	6,449	21,417	547	69,453
Total	$12,235	$61,066	$274,540	$17,078	$235,323	$14,516	$614,758

The portfolio segments in each credit risk grade as of December 31, 2012 are as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$126	$4,182	$-	$2,927	$159,743	$10,706	$177,684
1	-	2,977	-	-	-	-	2,977
2	48	114	1,850	82	731	-	2,825
3	880	4,894	10,735	163	1,885	7	18,564
4	9,907	29,935	167,207	3,184	40,392	16	250,641
5	322	9,713	45,262	5,086	8,426	3,940	72,749
6	721	6,379	57,960	6,977	29,155	617	101,809
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$12,004	$58,194	$283,014	$18,419	$240,332	$15,286	$627,249

Performing	$11,397	$54,730	$246,107	$10,783	$219,753	$14,675	$557,445
Nonperforming	607	3,464	36,907	7,636	20,579	611	69,804
Total	$12,004	$58,194	$283,014	$18,419	$240,332	$15,286	$627,249

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of March 31, 2013 and December 31, 2012 (000s omitted):

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$201	$-	$80	$281	$11,954	$12,235	$-
Commercial	608	187	855	1,650	59,416	61,066	3
Commercial Real Estate	3,104	2,962	7,102	13,168	261,372	274,540	-
Construction Real Estate	955	782	1,564	3,301	13,777	17,078	-
Residential Real Estate	5,663	860	3,425	9,948	225,375	235,323	311
Consumer and Other	99	57	58	214	14,302	14,516	-
Total	$10,630	$4,848	$13,084	$28,562	$586,196	$614,758	$314

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$208	$-	$145	$353	$11,651	$12,004	$-
Commercial	927	19	1,100	2,046	56,148	58,194	1
Commercial Real Estate	1,789	930	11,350	14,069	268,945	283,014	-
Construction Real Estate	127	1,437	1,867	3,431	14,988	18,419	-
Residential Real Estate	5,738	978	3,121	9,837	230,495	240,332	-
Consumer and Other	222	61	164	447	14,839	15,286	-
Total	$9,011	$3,425	$17,747	$30,183	$597,066	$627,249	$1

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

The following is a summary of non-accrual loans as of March 31, 2013 and December 31, 2012 (000s omitted):

	March 31, 2013	December 31, 2012
Agriculture and Agricultural Real Estate	$84	$198
Commercial	3,153	1,578
Commercial Real Estate	17,415	17,950
Construction Real Estate	2,496	3,438
Residential Real Estate	8,165	7,870
Consumer and Other	245	309
Total	$31,558	$31,343

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of March 31, 2013 and 2012 (000s omitted):

March 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$420	$923	$-	$423	$12
Commercial	682	752	-	775	9
Commercial Real Estate	17,383	22,113	-	18,234	191
Construction Real Estate	1,529	2,545	-	1,950	37
Residential Real Estate	9,186	10,478	-	10,376	128
Consumer and Other	-	-	-	-	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	-	-	-	-	-
Commercial	3,511	3,894	1,330	3,513	44
Commercial Real Estate	18,577	24,502	2,312	20,045	160
Construction Real Estate	4,696	5,666	1,863	4,744	41
Residential Real Estate	9,482	10,108	2,084	9,705	85
Consumer and Other	346	341	100	346	5

Total:
Agriculture and Agricultural Real Estate	$420	$923	$-	$423	$12
Commercial	4,193	4,646	1,330	4,288	53
Commercial Real Estate	35,960	46,615	2,312	38,279	351
Construction Real Estate	6,225	8,211	1,863	6,694	78
Residential Real Estate	18,668	20,586	2,084	20,081	213
Consumer and Other	346	341	100	346	5

March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$430	$978	$-	$478	$17
Commercial	198	376	-	344	7
Commercial Real Estate	11,126	13,764	-	11,721	93
Construction Real Estate	730	1,039	-	762	6
Residential Real Estate	6,603	8,989	-	7,599	136
Consumer and Other	88	89	-	89	1

With an allowance recorded:
Agriculture and Agricultural Real Estate	621	621	69	618	1
Commercial	3,777	4,179	1,477	3,833	56
Commercial Real Estate	25,366	33,357	3,408	25,832	184
Construction Real Estate	7,719	11,469	1,257	8,337	80
Residential Real Estate	12,965	15,629	2,453	13,297	145
Consumer and Other	148	148	73	149	3

Total:
Agriculture and Agricultural Real Estate	$1,051	$1,599	$69	$1,096	$18
Commercial	3,975	4,555	1,477	4,177	63
Commercial Real Estate	36,492	47,121	3,408	37,553	277
Construction Real Estate	8,449	12,508	1,257	9,099	86
Residential Real Estate	19,568	24,618	2,453	20,896	281
Consumer and Other	236	237	73	238	4

The following is a summary of impaired loans as of December 31, 2012 (000s omitted):

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Year Ended	Interest Income Recognized in the Year Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$409	$923	$-	$469	$54
Commercial	2,540	2,961	-	2,968	220
Commercial Real Estate	17,153	21,317	-	18,313	924
Construction Real Estate	1,007	1,375	-	1,284	201
Residential Real Estate	9,013	10,390	-	10,213	373
Consumer and Other	-	-	-	-	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	-	-	-	-	-
Commercial	1,979	2,157	1,316	2,032	88
Commercial Real Estate	19,318	26,508	2,084	22,119	918
Construction Real Estate	6,403	9,060	1,820	6,946	211
Residential Real Estate	9,038	9,520	1,994	9,189	413
Consumer and Other	389	383	124	393	26

Total:
Agriculture and Agricultural Real Estate	$409	$923	$-	$469	$54
Commercial	4,519	5,118	1,316	5,000	308
Commercial Real Estate	36,471	47,825	2,084	40,432	1,842
Construction Real Estate	7,410	10,435	1,820	8,230	412
Residential Real Estate	18,051	19,910	1,994	19,402	786
Consumer and Other	389	383	124	393	26

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three month periods ended March 31, 2013 and March 31, 2012 are as follows (000s omitted from dollar amounts):

	Three months ended			Three months ended
	March 31, 2013			March 31, 2012
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	3	173	172	6	782	433
Commercial Real Estate	3	1,461	1,449	8	2,969	1,884
Construction Real Estate	-	-	-	5	2,686	2,677
Residential Real Estate	11	986	944	3	515	515
Consumer and Other	2	249	13	2	27	26
Total	19	$2,869	$2,578	24	$6,979	$5,535

The Bank considers TDRs that become 90 days or more past due under the modified terms as defaulted. There were no loans that became TDRs during the three month periods ended March 31, 2013 and March 31, 2012 that subsequently defaulted during the three month periods ended March 31, 2013 and March 31, 2012, respectively.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of March 31, 2013 and December 31, 2012 (000’s omitted):

	Held to Maturity
	March 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$38,013	$1,160	$(44)	$39,129
Corporate Debt Securities	500	-	-	500
	$38,513	$1,160	$(44)	$39,629

	Available for Sale
	March 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$255,500	$3,192	$(261)	$258,431
Mortgage Backed Securities issued by U.S. Government Agencies	118,650	2,401	(166)	120,885
Obligations of States and Political Subdivisions	16,385	586	(20)	16,951
Trust Preferred CDO Securities	9,521	-	(4,119)	5,402
Corporate Debt Securities	11,963	218	-	12,181
Equity Securities	2,580	157	(108)	2,629
	$414,599	$6,554	$(4,674)	$416,479

	Held to Maturity
	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$38,286	$1,380	$(36)	$39,630
Corporate Debt Securities	500	-	-	500
	$38,786	$1,380	$(36)	$40,130

	Available for Sale
	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$222,099	$3,442	$(90)	$225,451
Mortgage Backed Securities issued by U.S. Government Agencies	127,082	2,826	(90)	129,818
Obligations of States and Political Subdivisions	17,804	630	(64)	18,370
Trust Preferred CDO Securities	9,525	-	(4,119)	5,406
Corporate Debt Securities	11,961	156	(40)	12,077
Equity Securities	2,580	173	(108)	2,645
	$391,051	$7,227	$(4,511)	$393,767

The amortized cost and estimated market values of securities by contractual maturity as of March 31, 2013 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Contractual maturity in
1 year or less	$15,170	$15,188	$1,696	$1,698
After 1 year through five years	9,994	10,261	49,676	50,060
After 5 years through 10 years	8,834	9,269	226,258	229,525
After 10 years	4,515	4,911	15,739	11,682
Total	38,513	39,629	293,369	292,965
Mortgage Backed Securities	-	-	118,650	120,885
Securities with no stated maturity	-	-	2,580	2,629
Total	$38,513	$39,629	$414,599	$416,479

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012.

	March 31, 2013
	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$64,069	$261	$-	$-	$64,069	$261
Mortgage Backed Securities issued by U.S. Government Agencies	23,481	137	4,388	29	27,869	166
Obligations of States and Political Subdivisions	8,619	56	1,542	8	10,161	64
Trust Preferred CDO Securities	-	-	5,402	4,119	5,402	4,119
Corporate Debt Securities	-	-	-	-	-	-
Equity Securities	-	-	432	108	432	108
	$96,169	$454	$11,764	$4,264	$107,933	$4,718

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$29,499	$89	$1,111	$1	$30,610	$90
Mortgage Backed Securities issued by U.S. Government Agencies	22,217	90	-	-	22,217	90
Obligations of States and Political Subdivisions	7,801	90	1,540	10	9,341	100
Trust Preferred CDO Securities	-	-	5,406	4,119	5,406	4,119
Corporate Debt Securities	1,960	40	-	-	1,960	40
Equity Securities	-	-	432	108	432	108
	$61,477	$309	$8,489	$4,238	$69,966	$4,547

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at March 31, 2013.

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

To determine whether or not the impairment is other-than-temporary, the Company utilizes a third party valuation service to conduct a fair value analysis of each individual security. The other-than-temporary-impairment analysis of each of the CDO securities owned by the Company is conducted by projecting the expected cash flows from the security, discounting the cash flows to determine the present value of the cash flows, and comparing the present value to the amortized cost to determine if there is impairment. The cash flow projection for each security is developed using estimated prepayment speeds, estimated rates at which payments will be deferred, estimated rates at which issuers will default, and the severity of the losses on the securities which default. Prepayment estimates are negatively impacted by the lack of an active market for issuers to refinance their trust preferred securities; however, prepayment of trust preferred securities is expected to increase due to recent restrictions on the treatment of trust preferred debt as regulatory capital.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, and the valuation techniques used by the Company to determine those fair values.

					Total
	Carrying				Estimated
March 31, 2013	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$118,038	$118,038	$-	$-	$118,038
Securities - Held to Maturity
Obligations of States and Political Subdivisions	38,013	-	39,129	-	39,129
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	258,431	-	258,431	-	258,431
MBS issued by U.S. Government Agencies	120,885	-	120,885	-	120,885
Obligations of States and Political Subdivisions	16,951	-	16,951	-	16,951
Trust Preferred CDO Securities	5,402	-	-	5,402	5,402
Corporate Debt Securities	12,181	-	12,181	-	12,181
Other Securities	2,629	2,197	432	-	2,629

Federal Home Loan Bank Stock	10,605	-	10,605	-	10,605
Loans Held for Sale	2,047	-	-	2,047	2,047
Loans, net	596,859	-	-	611,801	611,801
Accrued Interest Receivable	3,923	-	3,923	-	3,923

Financial Liabilities:
Noninterest Bearing Deposits	186,220	186,220	-	-	186,220
Interest Bearings Deposits	876,245	-	881,699	-	881,699
Borrowed funds
FHLB Advances	107,000	-	107,321	-	107,321
Repurchase Agreements	15,000	-	16,964	-	16,964
Accrued Interest Payable	348	-	348	-	348

					Total
	Carrying				Estimated
December 31, 2012	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$112,507	$112,507	$-	$-	$112,507
Securities - Held to Maturity
Obligations of States and Political Subdivisions	38,286	-	40,130	-	40,130
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	225,451	-	225,451	-	225,451
MBS issued by U.S. Government Agencies	129,818	-	129,818	-	129,818
Obligations of States and Political Subdivisions	18,370	-	18,370	-	18,370
Trust Preferred CDO Securities	5,406	-	-	5,406	5,406
Corporate Debt Securities	12,077	-	12,077	-	12,077
Other Securities	2,645	2,213	432	-	2,645

Federal Home Loan Bank Stock	10,605	-	10,605	-	10,605
Loans Held for Sale	1,520	-	-	1,520	1,520
Loans, net	609,950	-	-	627,171	627,171
Accrued Interest Receivable	3,457	-	3,457	-	3,457

Financial Liabilities:
Noninterest Bearing Deposits	183,016	183,016	-	-	183,016
Interest Bearings Deposits	865,814	-	872,070	-	872,070
Borrowed funds
FHLB Advances	107,000	-	107,785	-	107,785
Repurchase Agreements	15,000	-	17,141	-	17,141
Accrued Interest Payable	353	-	353	-	353

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

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale	2013	2012
Balance at January 1	$5,406	$5,467
Total realized and unrealized gains (losses) included in income	(4)	(4)
Total unrealized gains (losses) included in other comprehensive income	-	(235)
Net purchases, sales, calls and maturities	-	-
Net transfers in/out of Level 3	-	-
Balance at March 31	$5,402	$5,228

The Company did not recognize any unrealized losses on its Level 3 Available for Sale investment securities in other comprehensive income in the consolidated statements of financial condition for the three months ended March 31, 2013. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

The Company owns pooled Trust Preferred Securities (“TRUPs”) with a fair value of $5,402,000 as of March 31, 2013. Trading of these types of securities has increased recently but is primarily conducted on a distress sale or forced liquidation basis. As a result, the Company measures the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include loans and Other Real Estate Owned. The Company estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$65,812	$-	$-	$65,812
Other Real Estate Owned	$15,118	$-	$-	$15,118

	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$67,249	$-	$-	$67,249
Other Real Estate Owned	$14,262	$-	$-	$14,262

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	March 31,	December 31,
	2013	2012
Commitments to extend credit:
Unused portion of commercial lines of credit	$53,145	$59,826
Unused portion of credit card lines of credit	3,081	3,048
Unused portion of home equity lines of credit	15,827	16,356
Standby letters of credit and financial guarantees written	3,680	3,730
All other off-balance sheet commitments	-	-

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

The national economic recovery is continuing slowly, and conditions in southeast Michigan are also slowly improving. Local unemployment rates improved significantly since 2011, and are now comparable to the state and national averages, but remain above the historical norms. Commercial and residential development property values continue to show some stability with some areas improving slightly. Our total problem assets, which include nonperforming loans, other real estate owned, non accrual investments, and performing loans that are internally classified as potential problems, increased $0.3 million, or 0.2% during the first quarter of 2013, but decreased $3.7 million or 2.8% compared to a year ago. Although overall asset quality has improved over the past year and net charge offs were only $0.9 million in the first quarter of 2013, we increased our Allowance for Loan and Lease Losses (ALLL) from $17.3 million to $17.9 million in the first quarter. The increase in the ALLL was mainly due to an increase of $351,000 in specifically identified impairments. In addition, even though the size of the loan portfolio decreased during the quarter, an increase in some of the risk factors caused us to increase the general allocation in the ALLL by $249,000. The loan portfolio held for investment decreased $12.5 million during the quarter, and the ALLL as a percent of loans increased from 2.75% to 2.90%. Although local property values improved in the second half of 2012 and the unemployment rate stabilized over the past few quarters, we anticipate that the recovery in our local markets will continue at a slower than normal pace though 2013. We will continue to focus our efforts on improving asset quality, maintaining liquidity, strengthening capital, and controlling expenses.

Net Interest Income decreased $884,000 compared to the first quarter of 2012 even though the average earning assets increased $32.7 million, or 2.9% as the net interest margin decreased from 3.19% to 2.82%. The provision for loan losses decreased from $2.25 million in the first quarter of 2012 to $1.5 million in the first quarter of 2013. Decreases in the historical loss rates and in the amount of specific allocations compared to a year ago decreased the amount of ALLL required. Also, net charge offs were $0.9 million in the first quarter of 2013 compared to $2.6 million in the first quarter of 2012, allowing the reduction in the provision for loan losses. Non interest income decreased $689,000 or 14.7% due to higher than normal gains on securities transactions in the first quarter of 2012. Wealth management fees and mortgage loan origination income increased due to improvements in the financial and local real estate markets. Non interest expenses decreased $594,000, or 5.9% as occupancy, equipment, marketing, legal fees, losses on Other Real Estate Owned (OREO), and OREO carrying costs decreased. We expect credit related expenses to continue to improve, but still remain above normal levels, throughout 2013.

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

Income tax accounting standards require companies to assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all evidence using a “more likely than not” standard. We reviewed our deferred tax asset, considering both positive and negative evidence and analyzing changes in near term market conditions as well as other factors that may impact future operating results. Significant negative evidence is our net operating losses for the years 2009 through 2011, combined with a difficult economic environment and the slow pace of the economic recovery in southeast Michigan. Positive evidence includes our history of strong earnings prior to 2008, our seventh consecutive quarterly profit in the first quarter of 2013, our strong capital position, our steady core earnings, our improving asset quality, our non interest expense control initiatives, and our projections for future taxable earnings. Based on our analysis of the evidence, we believed that it was appropriate to reduce our valuation allowance by $5 million in the fourth quarter of 2012. The valuation allowance is now $19.7 million, compared to the deferred tax asset of $24.7 million as of March 31, 2013. We will continue to assess the evidence and if the amount of positive evidence continues to increase, we may recognize additional tax benefits in late 2013.

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

Financial Condition

National economic conditions began to recover in the second half of 2009, but regional conditions remained weak through 2010. Local unemployment and property values stabilized during 2011 and began to improve in 2012. The economic environment in southeast Michigan is continuing to slowly improve, and we expect the slow recovery to continue in our market area throughout 2013. Management intends to continue to focus efforts on improving credit quality, managing capital, and mitigating enterprise risk.

With respect to credit quality, our nonperforming assets (“NPAs”) increased 0.6% during the quarter, from $87.1 million to $87.7 million, and total problem assets increased from $125.2 million to $125.5 million. Both of these measures were impacted by a small number of large credit relationships, and both still reflect improvement compared to the first quarter of 2012. Over the last twelve months, NPAs decreased $882,000, or 1.0%, with nonperforming loans decreasing 2.7% from $71.4 million to $69.5 million, and Other Real Estate Owned (“OREO”) increasing 6.3% from $14.3 million to $15.2 million. Total problem assets, which includes all NPAs and performing loans that are internally classified as substandard, decreased $3.7 million, or 2.8%. The Company’s Allowance for Loan and Lease Losses (“ALLL”) decreased $2.6 million over the last four quarters due to a decrease in the size of the portfolio and an improvement in the quality of the assets in the loan portfolio. The ALLL is now 2.90% of loans, down from 3.07% at March 31, 2012. The ALLL is 25.77% of nonperforming loans (“NPLs”), compared to 24.78% at year end and 28.69% at March 31, 2012. In light of current economic conditions, we believe that this level of ALLL adequately estimates the potential losses in the loan portfolio.

Since December 31, 2012, total loans decreased 2.0% because new loan activity was not sufficient to cover payments received and other reductions. Total loans held for investment decreased $12.5 million during the quarter as payments received in the ordinary course of business, transfers to OREO, and charge offs of existing loans exceeded new loan production. The decrease in loans caused an increase in lower yielding cash and investments, which, along with the prolonged historically low interest rate environment caused a decrease in our net interest margin. As the local economy is slowly recovering, lending opportunities and loan requests are beginning to increase.

Since December 31, 2012, deposits increased $13.6 million, or 1.3% due to normal seasonal fluctuations in local deposit activity. The increase in deposits funded an increase of $17.6 million (1.4%) in total assets since the end of 2012. The Company expects low deposit growth and a reduction in total assets due to a reduction in non deposit funding in 2013.

Total capital increased $2.4 million, or 2.8%, due to the profit of $1.1 million and a private placement stock offering of $1.7 million, offset partially by the decrease of $521,000 in the accumulated other comprehensive income (AOCI). AOCI decreased mainly due to a decrease in the value of our securities available for sale. Even with the increase in total assets, the increase in capital caused the capital to assets ratio to increase from 6.59% at December 31, 2012 to 6.68% at March 31, 2013.

Results of Operations – First Quarter 2013 vs. First Quarter 2012

Net Interest Income - A comparison of the income statements for the three months ended March 31, 2012 and 2013 shows a decrease of $884,000, or 9.9%, in Net Interest Income. Interest income on loans decreased $1.2 million or 13.5% as the average loans outstanding decreased $50.5 million and the average yield on loans decreased from 5.46% to 5.15%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $398,000 as the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $83.2 million but the yield decreased from 2.17% to 1.57%. The yield on investments decreased because the Company is maintaining its strong liquidity position by keeping its excess funds in low yielding short term investments and deposits in the Federal Reserve Bank. A continued low overall level of interest rates and the maturity of some high cost borrowings and brokered certificates of deposit helped reduce the funding costs. The interest expense on deposits decreased $626,000 or 34.0% as the average deposits increased $26.9 million and the average cost of deposits decreased from 0.72% to 0.47%. The cost of borrowed funds decreased $125,000 as the average amount of borrowed funds decreased $5.0 million and the average cost of the borrowings decreased from 2.94% to 2.67%.

Provision for Loan Losses - The Provision for Loan Losses decreased from $2.25 million in the first quarter of 2012 to $1.5 million in the first quarter of 2013. Net charge offs were $0.9 million during the first quarter of 2013, compared to $2.6 million in the first quarter of 2012. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to a decrease in the size of the portfolio, and a decrease in the historical loss percentages, the amount of provision required to maintain an adequate ALLL in the first quarter of 2013 decreased 33.3% compared to the amount required in the first quarter of 2012. The ALLL is 2.90% of loans as of March 31, 2013, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income decreased $689,000, or 14.7% compared to the first quarter of 2012. The income in the first quarter of 2012 included gains on securities transactions that were the result of restructuring activity in the investment portfolio in that quarter. Excluding securities gains in both years, non interest income increased $401,000 or 11.2%. Wealth management income increased $129,000 due to an increase in the market value of assets managed and new business brought in to the bank. Origination fees on mortgage loans sold increased $167,000, or 136.9%, due to an increase in mortgage loan origination volume compared to 2012, and other non interest income increased $133,000 primarily due to commissions on brokerage and credit card services and check supplies.

Other Expenses – Total non interest expenses decreased $594,000, or 5.9% compared to the first quarter of 2012. Salaries and Employee Benefits increased $217,000, or 4.2%, as salaries increased due to an increase in the number of employees and annual merit increases. Equipment expense decreased $103,000 due to lower computer and data processing expenses. Losses on Other Real Estate Owned (OREO) properties decreased $309,000 compared to the first quarter of 2012 as the property values stabilized over the last year, requiring fewer write downs of properties owned, and some of the OREO property sales that closed during the quarter produced gains. Other OREO expenses decreased $95,000 due to lower property tax and maintenance costs.

As a result of the above activity, the Profit Before Income Taxes in the first quarter of 2013 was $1,114,000, a decrease of $229,000 compared to the pre tax profit of $1,343,000 in the first quarter of 2012. Due to our net operating loss carry forward, we did not record a federal income tax expense in the first quarter of 2013. If we did not have the benefit of the NOL carry forward, we would have incurred a federal income tax expense of $155,000, for an effective tax rate of 13.9%. The income tax expense of $126,000 that was recorded in the first quarter of 2012 was to accrue for an audit adjustment. The Net profit for the first quarter of 2013 was $1,114,000, a decrease of 8.5% compared to the net profit of $1,217,000 in the first quarter of 2012.

Cash Flows

Cash flows provided by operating activities increased $1.5 million compared to the first three months of 2012 as the non cash charges for the provision for loan losses and write downs of Other Real Estate Owned that are included net income decreased $1.1 million. Cash flows from investing activities decreased $26.7 million in the first three months of 2013 compared to the first three months of 2012 as the amount of securities that were called or that matured decreased $52.6 million, and the amount of securities sold decreased $10.0 million due to a restructuring transaction in the first three months of 2012. This activity was partially offset by a decrease of $38.5 million in securities purchases. The amount of cash provided by financing activities increased $2.1 million in the first three months of 2013 compared to the first three months of 2012 mainly due to a larger amount of stock issued, which was the result of the $1.7 million private placement of common stock in the first three months of 2013. Total cash and cash equivalents increased $5.5 million in the first three months of 2013 compared to $28.6 million in the first three months of 2012.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of March 31, 2013, the Bank utilized $107.0 million of its authorized limit of $265 million with the Federal Home Loan Bank of Indianapolis, none of its $10 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, and none of its $25 million of federal funds line with a correspondent bank.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first three months of 2013 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $85.9 million at March 31, 2013 and $83.6 million at December 31, 2012. The ratio of equity to assets was 6.68% at March 31, 2013 and 6.59% at December 31, 2012. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%.

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of March 31, 2013:
Total Capital to Risk-Weighted Assets
Consolidated	$92,667	11.96%	$77,472	10%
Monroe Bank & Trust	91,694	11.85%	77,395	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	82,855	10.69%	46,483	6%
Monroe Bank & Trust	81,843	10.57%	46,437	6%
Tier 1 Capital to Average Assets
Consolidated	82,855	6.50%	63,699	5%
Monroe Bank & Trust	81,843	6.43%	63,662	5%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital to Risk-Weighted Assets
Consolidated	$89,615	11.53%	$77,691	10%
Monroe Bank & Trust	88,992	11.46%	77,623	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	79,776	10.27%	46,615	6%
Monroe Bank & Trust	79,113	10.19%	46,574	6%
Tier 1 Capital to Average Assets
Consolidated	79,776	6.43%	62,041	5%
Monroe Bank & Trust	79,113	6.38%	62,008	5%

On July 12, 2010, the Bank entered into a Consent Order with its state and federal regulators. While the Bank is under the Consent Order, it is classified as “adequately capitalized” even though its ratios meet the “well capitalized” guidelines. The Consent Order requires the Bank to raise its Tier 1 Leverage ratio to 9% and its Total Risk Based Capital Ratio to 12%. As of March 31, 2013, the Bank is not in compliance with the capital requirements of the Consent Order. The table below indicates the amount of capital the Bank needed to be in compliance with the Consent Order as of March 31, 2013:

	Actual Capital		Minimum Capital Required by Consent Order		Additional Capital Required to Comply with
	Amount	Ratio	Amount	Ratio	Consent Order
Total Capital to Risk-Weighted Assets	$91,694	11.85%	$92,874	12%	$1,180
Tier 1 Capital to Average Assets	$81,843	6.43%	$114,592	9%	$32,749

The Company increased its common shares authorized in 2011 and is continuing to monitor the capital market conditions. Currently, the Company does not believe that the market conditions are suitable for a bank holding company of our size located in the Midwest to conduct an offering large enough to generate the amount of capital required to comply with the Consent Order. Since the Consent Order was issued, the Company completed two private placement offerings, raising a total of $3.1 million, of which $2.5 million has been invested in the Bank. While we continue to monitor the capital market conditions, we are focusing our efforts to improve our capital position on generating capital by improving our earnings. We are also improving our capital ratios by reducing the size of our balance sheet by repaying our non deposit funding as it matures. This is expected to include the repayment of $95 million of Federal Home Loan Bank advances that are scheduled to mature in the second quarter of 2013.

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank’s earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank’s market risk is monitored monthly and it has not changed significantly since year-end 2012.

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

Since the audit began in 2010, the Company has incurred over $200,000 of professional fees expenses with its accountants and lawyers for assistance in resolution. In order to resolve the audit without incurring significant additional expenses, the Company offered a settlement proposal to the IRS in the the third quarter of 2012. The Company’s proposal resulted in a current tax liability of $2.0 million. The Company has concluded that its offer to settle of $2.0 million is the best estimate of potential liability at this time. The Company expects the audit to be resolved without incurring significant additional tax or professional fees expenses.

Although the timing of the resolution and/or closure of the audit remains highly uncertain, the Company believes it is reasonably possible that the IRS will conclude this audit within the next three months. Adjustments could be necessary in future periods to the estimated potential federal income tax payable noted above based on issues raised by the IRS. Management will re-evaluate the estimate quarterly based on current, relevant facts.

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first three months of 2013, the Bank’s interest rate risk has remained within its policy limits.

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

The Bank’s interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2012.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2013, 6,369 Stock Only Stock Appreciation Rights (SOSARs) were issued to a director in exchange for $10,000 of his 2013 annual retainer, as permitted under the MBT Financial Corp. 2008 Stock Incentive Plan. The SOSARs have a term of ten years and vest on December 31, 2013. The per share purchase price of the SOSARs was determined using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 62.09%, a risk free interest rate of 1.25%, and a dividend yield of 0.00%. The closing price on the agreement date is set as the exercise price of the SOSARs. Upon exercise, the director will receive the number of shares of stock equal to the value of the increase in the stock price from the agreement date to the exercise date. The SOSARs were issued pursuant to the exemption from registration with the Securities and Exchange Commission found under Rule 506 of SEC Regulation D.

On March 18, 2013, MBT Financial Corp. completed a private placement of 500,000 shares of its common stock for an aggregate purchase price of $1,736,000. The shares were issued pursuant to the exemption from registration with the Securities and Exchange Commission found under Rule 506 of SEC Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

No matters to be reported.

Item 6. Exhibits

3.1	Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2011.

3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.

31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBT Financial Corp.
(Registrant)

May 13, 2013	By	/s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President &
Chief Executive Officer

May 13, 2013	By	/s/ John L. Skibski
Date	John L. Skibski
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

-35-