Form 10-Q
period 2013-06-30
MBT FINANCIAL CORP
filed 2013-08-14
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013, there were 17,913,162 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2013
Dollars in thousands	(Unaudited)	December 31, 2012
ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$17,852	$17,116
Interest bearing	17,632	95,391
Total cash and cash equivalents	35,484	112,507

Securities - Held to Maturity	36,719	38,786
Securities - Available for Sale	377,078	393,767
Federal Home Loan Bank stock - at cost	10,605	10,605

Loans held for sale	457	1,520

Loans	615,371	627,249
Allowance for Loan Losses	(17,195)	(17,299)
Loans – Net	598,176	609,950

Accrued interest receivable and other assets	15,392	10,037
Other Real Estate Owned	11,438	14,262
Bank Owned Life Insurance	49,780	49,111
Premises and Equipment - Net	27,543	28,050
Total assets	$1,162,672	$1,268,595

LIABILITIES
Deposits:
Non-interest bearing	$186,276	$183,016
Interest-bearing	854,584	865,814
Total deposits	1,040,860	1,048,830

Federal Home Loan Bank advances	12,000	107,000
Repurchase agreements	15,000	15,000
Interest payable and other liabilities	15,737	14,191
Total liabilities	1,083,597	1,185,021

STOCKHOLDERS' EQUITY

Common stock (no par value; 50,000,000 shares authorized, 17,909,898 and 17,396,179 shares issued and outstanding)	4,223	2,397
Retained earnings	83,890	81,280
Unearned compensation	(15)	(27)
Accumulated other comprehensive loss	(9,023)	(76)
Total stockholders' equity	79,075	83,574
Total liabilities and stockholders' equity	$1,162,672	$1,268,595

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2013	2012	2013	2012
Interest Income
Interest and fees on loans	$7,599	$8,938	$15,501	$18,077
Interest on investment securities-
Tax-exempt	310	355	633	735
Taxable	1,795	1,995	3,562	4,129
Interest on balances due from banks	37	46	106	89
Total interest income	9,741	11,334	19,802	23,030

Interest Expense
Interest on deposits	1,115	1,637	2,328	3,476
Interest on borrowed funds	537	913	1,341	1,842
Total interest expense	1,652	2,550	3,669	5,318

Net Interest Income	8,089	8,784	16,133	17,712
Provision For Loan Losses	400	1,050	1,900	3,300

Net Interest Income After
Provision For Loan Losses	7,689	7,734	14,233	14,412

Other Income
Income from wealth management services	1,081	828	2,178	1,796
Service charges and other fees	1,058	1,125	2,100	2,215
Debit card income	530	514	1,008	1,000
Net gain on sales of securities available for sale	154	40	164	1,140
Origination fees on mortgage loans sold	184	204	473	326
Bank owned life insurance income	364	333	754	703
Other	618	520	1,300	1,061
Total other income	3,989	3,564	7,977	8,241

Other Expenses
Salaries and employee benefits	5,214	4,953	10,537	10,059
Occupancy expense	722	626	1,409	1,351
Equipment expense	674	746	1,374	1,549
Marketing expense	205	175	368	373
Professional fees	550	524	1,051	1,112
Collection expenses	56	98	102	160
Net loss on other real estate owned	747	230	707	499
Other real estate owned expenses	293	439	667	908
FDIC Deposit Insurance Assessment	694	694	1,383	1,373
Other	1,027	1,137	2,002	2,250
Total other expenses	10,182	9,622	19,600	19,634

Income Before Income Taxes	1,496	1,676	2,610	3,019
Income Tax Expense	-	1,423	-	1,549
Net Income	$1,496	$253	$2,610	$1,470

Other Comprehensive Income (Loss) - Net of Tax
Unrealized gains (losses) on securities	(8,354)	559	(8,900)	154
Reclassification adjustment for gains included in net income	(102)	(26)	(108)	(752)
Postretirement benefit liability	30	52	61	104
Total Other Comprehensive Income (Loss) - Net of Tax	(8,426)	585	(8,947)	(494)

Comprehensive Income (Loss)	$(6,930)	$838	$(6,337)	$976

Basic Earnings Per Common Share	$0.08	$0.01	$0.15	$0.08

Diluted Earnings Per Common Share	$0.08	$0.01	$0.15	$0.08

Common Stock Dividends Declared Per Share	$-	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2013	$2,397	$81,280	$(27)	$(76)	$83,574

Issuance of Common Stock SOSARs exercised (674 shares)	4	-	-	-	4
Other stock issued (513,045 shares, net of costs of $18)	1,767	-	-	-	1,767

Equity Compensation	55	-	12	-	67

Comprehensive income:
Net income	-	2,610	-	-	2,610
Other comprehensive loss - net of tax	-	-	-	(8,947)	(8,947)
Total Comprehensive Loss					(6,337)

Balance - June 30, 2013	$4,223	$83,890	$(15)	$(9,023)	$79,075

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2012	$2,099	$72,735	$(87)	$964	$75,711

Issuance of Common Stock (26,424 shares)	39	-	-	-	39
Equity Compensation	18	-	40	-	58

Comprehensive income:
Net income	-	1,470	-	-	1,470
Other comprehensive loss - net of tax	-	-	-	(494)	(494)
Total Comprehensive Income					976

Balance - June 30, 2012	$2,156	$74,205	$(47)	$470	$76,784

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
Dollars in thousands	2013	2012
Cash Flows from Operating Activities
Net Income	$2,610	$1,470
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	1,900	3,300
Depreciation	965	990
Net amortization of investment premium and discount	978	967
Writedowns of Other Real Estate Owned	909	861
Net increase in interest payable and other liabilities	1,702	1,359
Net increase in interest receivable and other assets	(943)	(632)
Equity based compensation expense	139	90
Net gain on sale/settlement of securities	(164)	(1,140)
Increase in cash surrender value of life insurance	(669)	(703)
Net cash provided by operating activities	$7,427	$6,562

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$10,132	$8,656
Proceeds from maturities and redemptions of investment securities available for sale	56,804	145,582
Proceeds from sales of investment securities available for sale	32,920	15,184
Net decrease in loans	7,741	3,139
Proceeds from sales of other real estate owned	5,250	7,418
Proceeds from sales of other assets	64	99
Purchase of investment securities held to maturity	(8,065)	(3,860)
Purchase of investment securities available for sale	(87,498)	(167,926)
Purchase of bank premises and equipment	(464)	(287)
Net cash provided by investing activities	$16,884	$8,005

Cash Flows from Financing Activities
Net decrease in deposits	$(7,970)	$(4,808)
Repayment of long term debt	(135)	-
Repayment of Federal Home Loan Bank borrowings	(95,000)	-
Proceeds from issuance of common stock	1,771	39
Net cash used for financing activities	$(101,334)	$(4,769)

Net Increase (Decrease) in Cash and Cash Equivalents	$(77,023)	$9,798

Cash and Cash Equivalents at Beginning of Period	112,507	75,995
Cash and Cash Equivalents at End of Period	$35,484	$85,793

Supplemental Cash Flow Information
Cash paid for interest	$3,817	$5,378
Cash paid for federal income taxes	$-	$-

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$3,117	$4,031
Transfer of loans to other assets	$79	$57

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

ACCOUNTING PRONOUNCEMENTS

No recent accounting pronouncements are expected to have a significant impact on the Corporation’s financial statements.

2. EARNINGS PER SHARE

The calculations of earnings per common share are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Basic
Net profit	$1,496,000	$253,000	$2,610,000	$1,470,000
Average common shares outstanding	17,906,085	17,315,696	17,712,310	17,310,239
Earnings per common share - basic	$0.08	$0.01	$0.15	$0.08

Diluted
Net profit	$1,496,000	$253,000	$2,610,000	$1,470,000
Average common shares outstanding	17,906,085	17,315,696	17,712,310	17,310,239
Equity compensation	260,135	66,723	246,259	30,052
Average common shares outstanding - diluted	18,166,220	17,382,419	17,958,569	17,340,291
Earnings per common share - diluted	$0.08	$0.01	$0.15	$0.08

3. STOCK BASED COMPENSATION

Stock Options - The following table summarizes the options that had been granted to certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

		Weighted Average
	Shares	Exercise Price
Options Outstanding, January 1, 2013	396,835	$17.57
Granted	-	-
Exercised	-	-
Forfeited	63,335	13.20
Options Outstanding, June 30, 2013	333,500	$18.40
Options Exercisable, June 30, 2013	333,500	$18.40

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

The following table summarizes the SOSARs that have been granted:

		Weighted Average
	Shares	Exercise Price
SOSARs Outstanding, January 1, 2013	410,666	$3.53
Granted	112,369	2.35
Exercised	1,998	1.85
Forfeited	-	-
SOSARs Outstanding, June 30, 2013	521,037	$3.28
SOSARs Exercisable, June 30, 2013	323,966	$3.98

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

The total expense for equity based compensation was $72,000 in the second quarter of 2013 and $50,000 in the second quarter of 2012. The total expense for equity based compensation was $145,000 in the first six months of 2013 and $90,000 in the first six months of 2012.

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

Loans consist of the following (000s omitted):

	June 30,	December 31,
	2013	2012
Residential real estate loans	$227,719	$240,332
Commercial and Construction real estate loans	285,406	301,433
Agriculture and agricultural real estate loans	14,844	12,004
Commercial and industrial loans	72,077	58,194
Loans to individuals for household, family, and other personal expenditures	15,325	15,286
Total loans, gross	$615,371	$627,249
Less: Allowance for loan losses	17,195	17,299
	$598,176	$609,950

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

The following table summarizes nonperforming assets (000’s omitted):

	June 30,	December 31,
	2013	2012
Nonaccrual loans	$32,051	$31,343
Loans 90 days past due and accruing	12	1
Restructured loans	32,192	38,460
Total nonperforming loans	$64,255	$69,804

Other real estate owned	11,438	14,262
Other assets	31	32
Nonperforming investment securities	3,144	3,045
Total nonperforming assets	$78,868	$87,143

Nonperforming assets to total assets	6.78%	6.87%
Allowance for loan losses to nonperforming loans	26.76%	24.78%

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

Activity in the allowance for loan losses during the three and six months ended June 30, 2013 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Allowance for loan losses: For the three months ended June 30, 2013
Beginning Balance	$70	$2,153	$7,908	$2,469	$5,108	$191	$17,899
Charge-offs	-	(199)	(1,056)	(19)	(383)	(16)	(1,673)
Recoveries	-	27	226	14	239	63	569
Provision	39	461	478	(575)	(177)	174	400
Ending balance	$109	$2,442	$7,556	$1,889	$4,787	$412	$17,195

Allowance for loan losses: For the six months ended June 30, 2013
Beginning Balance	$76	$2,224	$7,551	$2,401	$4,715	$332	$17,299
Charge-offs	-	(402)	(1,868)	(37)	(816)	(137)	(3,260)
Recoveries	-	263	290	288	319	96	1,256
Provision	33	357	1,583	(763)	569	121	1,900
Ending balance	$109	$2,442	$7,556	$1,889	$4,787	$412	$17,195

Allowance for loan losses as of June 30, 2013
Ending balance individually evaluated for impairment	$-	$1,237	$2,648	$1,434	$2,005	$108	$7,432
Ending balance collectively evaluated for impairment	109	1,205	4,908	455	2,782	304	9,763
Ending balance	$109	$2,442	$7,556	$1,889	$4,787	$412	$17,195

Loans as of June 30, 2013
Ending balance individually evaluated for impairment	$423	$5,735	$39,176	$6,671	$15,826	$362	$68,193
Ending balance collectively evaluated for impairment	14,421	66,342	229,600	9,959	211,893	14,963	547,178
Ending balance	$14,844	$72,077	$268,776	$16,630	$227,719	$15,325	$615,371

Activity in the allowance for loan losses during the three and six months ended June 30, 2012 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended June 30, 2012
Beginning Balance	$69	$2,740	$9,306	$2,320	$5,630	$416	$20,481
Charge-offs	-	(166)	(1,490)	(140)	(540)	(34)	(2,370)
Recoveries	-	104	12	105	53	51	325
Provision	(69)	103	909	(274)	500	(119)	1,050
Ending balance	$-	$2,781	$8,737	$2,011	$5,643	$314	$19,486

Allowance for loan losses: For the six months ended June 30, 2012
Beginning Balance	$64	$2,184	$9,351	$2,632	$6,227	$407	$20,865
Charge-offs	-	(262)	(3,063)	(602)	(1,194)	(81)	(5,202)
Recoveries	-	170	21	142	103	87	523
Provision	(64)	689	2,428	(161)	507	(99)	3,300
Ending balance	$-	$2,781	$8,737	$2,011	$5,643	$314	$19,486

Allowance for loan losses as of June 30, 2012
Ending balance individually evaluated for impairment	$-	$1,614	$2,476	$1,264	$2,478	$71	$7,903

Ending balance collectively evaluated for impairment	-	1,167	6,261	747	3,165	243	11,583

Ending balance	$-	$2,781	$8,737	$2,011	$5,643	$314	$19,486

Loans as of June 30, 2012
Ending balance individually evaluated for impairment	$801	$3,833	$32,496	$7,936	$18,432	$223	$63,721

Ending balance collectively evaluated for impairment	15,369	61,138	266,765	11,817	235,984	12,434	603,507

Ending balance	$16,170	$64,971	$299,261	$19,753	$254,416	$12,657	$667,228

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

The portfolio segments in each credit risk grade as of June 30, 2013 are as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$198	$3,911	$-	$2,858	$147,143	$10,782	$164,892
1	-	4,221	-	-	-	194	4,415
2	78	60	990	-	148	-	1,276
3	865	7,085	8,969	129	1,889	-	18,937
4	12,055	37,647	165,893	3,151	43,701	56	262,503
5	1,039	8,135	43,347	3,952	8,060	4,022	68,555
6	609	11,018	49,577	6,540	26,778	271	94,793
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$14,844	$72,077	$268,776	$16,630	$227,719	$15,325	$615,371

Performing	$14,337	$67,538	$234,818	$9,729	$209,886	$14,808	$551,116
Nonperforming	507	4,539	33,958	6,901	17,833	517	64,255
Total	$14,844	$72,077	$268,776	$16,630	$227,719	$15,325	$615,371

The portfolio segments in each credit risk grade as of December 31, 2012 are as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$126	$4,182	$-	$2,927	$159,743	$10,706	$177,684
1	-	2,977	-	-	-	-	2,977
2	48	114	1,850	82	731	-	2,825
3	880	4,894	10,735	163	1,885	7	18,564
4	9,907	29,935	167,207	3,184	40,392	16	250,641
5	322	9,713	45,262	5,086	8,426	3,940	72,749
6	721	6,379	57,960	6,977	29,155	617	101,809
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$12,004	$58,194	$283,014	$18,419	$240,332	$15,286	$627,249

Performing	$11,397	$54,730	$246,107	$10,783	$219,753	$14,675	$557,445
Nonperforming	607	3,464	36,907	7,636	20,579	611	69,804
Total	$12,004	$58,194	$283,014	$18,419	$240,332	$15,286	$627,249

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of June 30, 2013 and December 31, 2012 (000s omitted):

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$511	$-	$84	$595	$14,249	$14,844	$-
Commercial	829	15	674	1,518	70,559	72,077	12
Commercial Real Estate	1,601	1,399	8,386	11,386	257,390	268,776	-
Construction Real Estate	356	34	1,937	2,327	14,303	16,630	-
Residential Real Estate	3,878	524	3,553	7,955	219,764	227,719	-
Consumer and Other	21	114	54	189	15,136	15,325	-
Total	$7,196	$2,086	$14,688	$23,970	$591,401	$615,371	$12

December 31, 2012	30-59 Days PastDue	60-89 Days PastDue	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$208	$-	$145	$353	$11,651	$12,004	$-
Commercial	927	19	1,100	2,046	56,148	58,194	1
Commercial Real Estate	1,789	930	11,350	14,069	268,945	283,014	-
Construction Real Estate	127	1,437	1,867	3,431	14,988	18,419	-
Residential Real Estate	5,738	978	3,121	9,837	230,495	240,332	-
Consumer and Other	222	61	164	447	14,839	15,286	-
Total	$9,011	$3,425	$17,747	$30,183	$597,066	$627,249	$1

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

The following is a summary of non-accrual loans as of June 30, 2013 and December 31, 2012 (000s omitted):

	June 30, 2013	December 31, 2012
Agriculture and Agricultural Real Estate	$84	$198
Commercial	3,029	1,578
Commercial Real Estate	16,233	17,950
Construction Real Estate	3,132	3,438
Residential Real Estate	9,361	7,870
Consumer and Other	212	309
Total	$32,051	$31,343

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of June 30, 2013 and 2012 (000s omitted):

June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended	Average Recorded Investment for the Six Months Ended	Interest Income Recognized in the Six Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$423	$923	$-	$423	$12	$423	$23
Commercial	670	844	-	788	9	807	16
Commercial Real Estate	17,438	21,549	-	18,556	167	18,798	359
Construction Real Estate	1,649	2,824	-	2,104	12	2,109	47
Residential Real Estate	6,672	7,418	-	6,856	84	6,991	168
Consumer and Other	1	1	-	1	-	1	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	-	-	-	-	-	-	-
Commercial	5,065	5,212	1,237	4,900	54	4,882	116
Commercial Real Estate	21,738	28,543	2,648	23,510	253	23,646	490
Construction Real Estate	5,022	5,871	1,434	5,103	68	5,187	122
Residential Real Estate	9,154	9,773	2,005	9,459	87	9,646	185
Consumer and Other	361	361	108	359	5	364	11

Total:
Agriculture and Agricultural Real Estate	$423	$923	$-	$423	$12	$423	$23
Commercial	5,735	6,056	1,237	5,688	63	5,689	132
Commercial Real Estate	39,176	50,092	2,648	42,066	420	42,444	849
Construction Real Estate	6,671	8,695	1,434	7,207	80	7,296	169
Residential Real Estate	15,826	17,191	2,005	16,315	171	16,637	353
Consumer and Other	362	362	108	360	5	365	11

	Recorded Investment as of December 31, 2012	Unpaid Principal Balance as of December 31, 2012	Related Allowance as of December 31, 2012	Average Recorded Investment for the Three Months Ended June 30, 2012	Interest Income Recognized in the Three Months Ended June 30, 2012	Average Recorded Investment for the Six Months Ended June 30, 2012	Interest Income Recognized in the Six Months Ended June 30, 2012

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$409	$923	$-	$832	$12	$835	$29
Commercial	2,540	2,961	-	222	4	222	11
Commercial Real Estate	17,153	21,317	-	16,951	240	16,278	333
Construction Real Estate	1,007	1,375	-	1,124	20	1,106	26
Residential Real Estate	9,013	10,390	-	8,846	116	8,595	252
Consumer and Other	-	-	-	-	-	-	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	-	-	-	-	-	-	-
Commercial	1,979	2,157	1,316	3,953	53	3,942	109
Commercial Real Estate	19,318	26,508	2,084	18,910	186	18,989	370
Construction Real Estate	6,403	9,060	1,820	7,533	45	7,509	125
Residential Real Estate	9,038	9,520	1,994	11,767	126	11,699	271
Consumer and Other	389	383	124	227	4	225	7

Total:
Agriculture and Agricultural Real Estate	$409	$923	$-	$832	$12	$835	$29
Commercial	4,519	5,118	1,316	4,175	57	4,164	120
Commercial Real Estate	36,471	47,825	2,084	35,861	426	35,267	703
Construction Real Estate	7,410	10,435	1,820	8,657	65	8,615	151
Residential Real Estate	18,051	19,910	1,994	20,613	242	20,294	523
Consumer and Other	389	383	124	227	4	225	7

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three and six month periods ended June 30, 2013 and June 30, 2012 are as follows (000s omitted from dollar amounts):

	Three months ended			Six months ended
	June 30, 2013			June 30, 2013
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	4	181	139	7	354	311
Commercial Real Estate	4	586	575	7	2,047	1,988
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	5	460	297	16	1,446	1,155
Consumer and Other	2	17	13	4	266	25
Total	15	$1,244	$1,024	34	$4,113	$3,479

	Three months ended			Six months ended
	June 30, 2012			June 30, 2012
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	-	-	-	6	782	412
Commercial Real Estate	2	264	264	9	2,403	2,091
Construction Real Estate	-	-	-	5	2,686	2,631
Residential Real Estate	11	1,964	1,964	14	2,479	1,678
Consumer and Other	-	-	13	2	27	26
Total	13	$2,228	$2,241	36	$8,377	$6,838

The Bank considers TDRs that become past due under the modified terms as defaulted. There were no loans that became TDRs during the six month periods ended June 30, 2013 and June 30, 2012 that subsequently defaulted during the three month periods ended June 30, 2013 and June 30, 2012, respectively.

The Company has allocated $5,731,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at June 30, 2013. In addition, there are no commitments to lend additional amounts to borrowers that are classified as troubled debt restructurings as of June 30, 2013 and June 30, 2012.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of June 30, 2013 and December 31, 2012 (000’s omitted):

	Held to Maturity
	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$36,219	$628	$(340)	$36,507
Corporate Debt Securities	500	-	-	500
	$36,719	$628	$(340)	$37,007

	Available for Sale
	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$242,472	$1,702	$(9,029)	$235,145
Mortgage Backed Securities issued by U.S. Government Agencies	105,935	1,112	(1,044)	106,003
Obligations of States and Political Subdivisions	15,542	346	(124)	15,764
Trust Preferred CDO Securities	9,517	-	(4,002)	5,515
Corporate Debt Securities	11,965	183	(57)	12,091
Equity Securities	2,580	88	(108)	2,560
	$388,011	$3,431	$(14,364)	$377,078

	Held to Maturity
	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$38,286	$1,380	$(36)	$39,630
Corporate Debt Securities	500	-	-	500
	$38,786	$1,380	$(36)	$40,130

	Available for Sale
	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$222,099	$3,442	$(90)	$225,451
Mortgage Backed Securities issued by U.S. Government Agencies	127,082	2,826	(90)	129,818
Obligations of States and Political Subdivisions	17,804	630	(64)	18,370
Trust Preferred CDO Securities	9,525	-	(4,119)	5,406
Corporate Debt Securities	11,961	156	(40)	12,077
Equity Securities	2,580	173	(108)	2,645
	$391,051	$7,227	$(4,511)	$393,767

The amortized cost and estimated market values of securities by contractual maturity as of June 30, 2013 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Contractual maturity in
1 year or less	$8,005	$8,044	$1,404	$1,411
After 1 year through five years	14,466	14,645	49,327	48,930
After 5 years through 10 years	10,143	10,186	210,973	204,788
After 10 years	4,105	4,132	17,792	13,386
Total	36,719	37,007	279,496	268,515
Mortgage Backed Securities	-	-	105,935	106,003
Securities with no stated maturity	-	-	2,580	2,560
Total	$36,719	$37,007	$388,011	$377,078

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012.

June 30, 2013

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$211,678	$9,029	$-	$-	$211,678	$9,029
Mortgage Backed Securities issued by U.S. Government Agencies	49,348	935	7,785	109	57,133	1,044

Obligations of States and Political Subdivisions	13,787	378	3,794	86	17,581	464

Trust Preferred CDO Securities	-	-	5,515	4,002	5,515	4,002
Corporate Debt Securities	1,945	57	-	-	1,945	57
Equity Securities	-	-	432	108	432	108
	$276,758	$10,399	$17,526	$4,305	$294,284	$14,704

December 31, 2012

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$29,499	$89	$1,111	$1	$30,610	$90
Mortgage Backed Securities issued by U.S. Government Agencies	22,217	90	-	-	22,217	90
Obligations of States and Political Subdivisions	7,801	90	1,540	10	9,341	100
Trust Preferred CDO Securities	-	-	5,406	4,119	5,406	4,119
Corporate Debt Securities	1,960	40	-	-	1,960	40
Equity Securities	-	-	432	108	432	108
	$61,477	$309	$8,489	$4,238	$69,966	$4,547

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at June 30, 2013. As of June 30, 2013 and December 31, 2012, there were 163 and 42 securities in an unrealized loss position, respectively.

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

The size and creditworthiness of each institution in the CDO pool are the most significant pieces of evidence in estimating prepayment speeds. Deferral and default rates are the key drivers of the cash flow projections for each of the securities. Deferral of interest payments is allowed for up to five years, and estimates of deferral rates are determined by examining the current deferral status of the issuers, the current financial condition of the issuers, and the historical deferral levels of the issuers in each CDO pool. Key evidence examined includes whether or not an issuer has received TARP funding, the most recent credit ratings from outside services, stock price information, capitalization, asset quality, profitability, and liquidity. The most significant evidence in estimating deferrals is the comparison of key financial ratios to industry benchmarks. Near term (next 12 months) deferral rates are estimated for each security by analyzing the credit characteristics of each individual issuer in the pool. When an issuer is expected to defer interest payments, the analysis assumes that the deferral will continue for the entire five year period allowed and then, depending on the individual credit characteristics of that issuer, begin performing or move to default. Longer term annual default rates for each CDO are estimated using the credit analysis of each individual issuer compared to industry benchmarks to modify the historical default rates of financial companies. Finally, loss severity is estimated using analytical research provided by Standard and Poor’s and Moody’s, which supports the assumption that a small percentage of defaulted trust preferred securities recover without loss. The projected cash flows are discounted using the contractual rate of each security.

In the Other-Than-Temporary-Impairment (OTTI) analysis of our CDO securities as of December 31, 2009, it was expected that there would be cash flow disruptions on two of the CDOs we own. These credit losses were recorded through a charge to earnings in 2009. In subsequent analyses in 2010, 2011, 2012, and 2013 the expectation of a disruption of cash flows diminished on both of these CDO securities, with one of the securities no longer expected to experience a disruption of cash flow. The present value of the expected cash flows is at least as great as the amortized costs bases following the charges to earnings recorded in 2009, so no additional charges to earnings have been recorded.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012, and the valuation techniques used by the Company to determine those fair values.

					Total
	Carrying				Estimated
June 30, 2013	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$35,484	$35,484	$-	$-	$35,484
Securities - Held to Maturity
Obligations of States and Political Subdivisions	36,219	-	36,507	-	36,507
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	235,145	-	235,145	-	235,145
MBS issued by U.S. Government Agencies	106,003	-	106,003	-	106,003
Obligations of States and Political Subdivisions	15,764	-	15,764	-	15,764
Trust Preferred CDO Securities	5,515	-	-	5,515	5,515
Corporate Debt Securities	12,091	-	12,091	-	12,091
Other Securities	2,560	2,128	432	-	2,560

Federal Home Loan Bank Stock	10,605	-	10,605	-	10,605
Loans Held for Sale	457	-	-	457	457
Loans, net	598,176	-	-	612,346	612,346
Accrued Interest Receivable	3,502	-	3,502	-	3,502

Financial Liabilities:
Noninterest Bearing Deposits	186,276	186,276	-	-	186,276
Interest Bearings Deposits	854,584	-	859,186	-	859,186
Borrowed funds
FHLB Advances	12,000	-	12,227	-	12,227
Repurchase Agreements	15,000	-	16,849	-	16,849
Accrued Interest Payable	205	-	205	-	205

					Total
	Carrying				Estimated
December 31, 2012	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$112,507	$112,507	$-	$-	$112,507
Securities - Held to Maturity
Obligations of States and Political Subdivisions	38,286	-	40,130	-	40,130
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	225,451	-	225,451	-	225,451
MBS issued by U.S. Government Agencies	129,818	-	129,818	-	129,818
Obligations of States and Political Subdivisions	18,370	-	18,370	-	18,370
Trust Preferred CDO Securities	5,406	-	-	5,406	5,406
Corporate Debt Securities	12,077	-	12,077	-	12,077
Other Securities	2,645	2,213	432	-	2,645

Federal Home Loan Bank Stock	10,605	-	10,605	-	10,605
Loans Held for Sale	1,520	-	-	1,520	1,520
Loans, net	609,950	-	-	627,171	627,171
Accrued Interest Receivable	3,457	-	3,457	-	3,457

Financial Liabilities:
Noninterest Bearing Deposits	183,016	183,016	-	-	183,016
Interest Bearings Deposits	865,814	-	872,070	-	872,070
Borrowed funds
FHLB Advances	107,000	-	107,785	-	107,785
Repurchase Agreements	15,000	-	17,141	-	17,141
Accrued Interest Payable	353	-	353	-	353

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

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale	2013	2012
Balance at January 1	$5,406	$5,467
Total realized and unrealized gains (losses) included in income	(8)	(8)
Total unrealized gains (losses) included in other comprehensive income	117	(378)
Net purchases, sales, calls and maturities	-	-
Net transfers in/out of Level 3	-	-
Balance at June 30	$5,515	$5,081

The Company did not recognize any unrealized losses on its Level 3 Available for Sale investment securities in other comprehensive income in the consolidated statements of financial condition for the six months ended June 30, 2013. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

The Company owns pooled Trust Preferred Securities (“TRUPs”) with a fair value of $5,515,000 as of June 30, 2013. Trading of these types of securities has increased recently but is primarily conducted on a distress sale or forced liquidation basis. As a result, the Company measures the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include loans and Other Real Estate Owned. The Company estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$68,193	$-	$-	$68,193
Other Real Estate Owned	$11,438	$-	$-	$11,438

	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$67,249	$-	$-	$67,249
Other Real Estate Owned	$14,262	$-	$-	$14,262

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	June 30,	December 31,
	2013	2012
Commitments to extend credit:
Unused portion of commercial lines of credit	$52,564	$59,826
Unused portion of credit card lines of credit	3,131	3,048
Unused portion of home equity lines of credit	15,631	16,356
Standby letters of credit and financial guarantees written	3,685	3,730
All other off-balance sheet commitments	-	-

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

The national economic recovery is continuing slowly, and the recovery in southeast Michigan is gaining strength. Local unemployment rates improved significantly since 2011, and while they are now comparable to the state and national averages, they remain above the historical norms. Commercial and residential development property values are beginning to improve slightly, but remain below pre-recession levels. Our total problem assets, which include nonperforming loans, other real estate owned, non accrual investments, and performing loans that are internally classified as potential problems, improved significantly during the second quarter of 2013. Problem assets went down $9.8 million, or 7.8% during the second quarter of 2013, and decreased $11.1 million or 8.7% compared to a year ago. Overall asset quality has improved over the past year and net charge offs were only $1.1 million in the second quarter of 2013, enabling us to decrease our Allowance for Loan and Lease Losses (ALLL) from $17.9 million to $17.2 million in the second quarter. The decrease in the ALLL was mainly due to a decrease of $0.4 million in the general allocation. The smaller general allocation was caused by improving economic conditions, improving historical loss ratios, and the decrease in the amount of the portfolio subject to the general allocation. The specifically identified impairments decreased $0.3 million. The loan portfolio held for investment decreased $1.0 million during the quarter, and the ALLL as a percent of loans decreased slightly from 2.90% to 2.79%. We anticipate that the recovery in our local markets will continue at a slow pace though 2013, which may result in increased lending activity and problem asset reductions. We will continue to focus our efforts on improving asset quality, maintaining liquidity, strengthening capital, and controlling expenses.

Net Interest Income decreased $695,000 compared to the second quarter of 2012 as the average earning assets decreased $12.7 million, or 1.1% and the net interest margin decreased from 3.15% to 2.92%. The provision for loan losses decreased from $1.05 million in the second quarter of 2012 to $0.4 million in the second quarter of 2013. Decreases in the historical loss rates and in the amount of loans compared to a year ago decreased the amount of ALLL required. Also, net charge offs were $1.1 million in the second quarter of 2013 compared to $2.0 million in the second quarter of 2012, allowing the reduction in the provision for loan losses. Non interest income for the quarter increased $425,000 or 11.9%, primarily due to an increase in wealth management fees. Non interest expenses increased $560,000, or 5.8%, as salaries and employee benefits increased and losses on sales of other real estate owned (OREO) increased. The increase in OREO losses was due to the liquidation of several properties at an auction, and we expect credit related expenses to improve in the second half of 2013.

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

Income tax accounting standards require companies to assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all evidence using a “more likely than not” standard. We reviewed our deferred tax asset, considering both positive and negative evidence and analyzing changes in near term market conditions as well as other factors that may impact future operating results. Significant negative evidence is our net operating losses for the years 2009 through 2011, combined with a difficult economic environment and the slow pace of the economic recovery in southeast Michigan. Positive evidence includes our history of strong earnings prior to 2008, our eighth consecutive quarterly profit in the second quarter of 2013, our strong capital position, our steady core earnings, our improving asset quality, our non interest expense control initiatives, and our projections for future taxable earnings. Based on our analysis of the evidence, we believed that it was appropriate to reduce our valuation allowance by $5 million in the fourth quarter of 2012. The valuation allowance is now $19.4 million, compared to the deferred tax asset of $24.4 million as of June 30, 2013. We will continue to assess the evidence and if the amount of positive evidence continues to increase, we may recognize additional tax benefits in 2013.

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

With respect to credit quality, our nonperforming assets (“NPAs”) decreased 10.0% during the quarter, from $87.7 million to $78.9 million, and total problem assets decreased from $125.5 million to $115.7 million. Both of these measures were impacted by a small number of large credit relationships, and both reflect improvement compared to a year ago. Over the last twelve months, NPAs decreased $3.0 million, or 3.7%, with nonperforming loans decreasing 3.0% from $66.3 million to $64.3 million, and Other Real Estate Owned (“OREO”) decreasing 10.2% from $12.8 million to $11.5 million. Total problem assets, which includes all NPAs and performing loans that are internally classified as substandard, decreased $11.1 million, or 8.7%. The Company’s Allowance for Loan and Lease Losses (“ALLL”) decreased $2.3 million over the last four quarters due to a decrease in the size of the portfolio and an improvement in the quality of the assets in the loan portfolio. The ALLL is now 2.79% of loans, down from 2.91% at June 30, 2012. The ALLL is 26.76% of nonperforming loans (“NPLs”), compared to 24.78% at year end and 29.4% at June 30, 2012. In light of current economic conditions, we believe that this level of ALLL adequately estimates the potential losses in the loan portfolio.

Since December 31, 2012, total loans held for investment decreased 1.9% because new loan activity was not sufficient to cover payments received and other reductions. New loan production increased in the second quarter of 2013, but payoffs of some large problem credit relationships during the quarter resulted in a net reduction of total loans held for investment. As local economic activity increases, the amount of loans in our pipeline is increasing, and new loan production may exceed run off, resulting in an increase in loans outstanding.

Since December 31, 2012, deposits decreased $8.0 million, or 0.8% due to normal seasonal fluctuations in local deposit activity. We also repaid $95.0 million of borrowings from the Federal Home Loan Bank of Indianapolis in the second quarter of 2013. This reduction in funding was offset by a reduction in cash and investment securities, causing our total assets to decrease $105.9 million, or 8.3% since the end of 2012. The cost of the non deposit funding exceeded the yield on the assets utilized to pay off the debt, so this reduction in assets is expected to improve net interest income in the second half of 2013. The Company also expects deposit funding to be relatively stable for the remainder of 2013.

Total capital decreased $4.5 million, or 5.4%, during the first six months of 2013 as the profit of $2.6 million and a private placement stock offering of $1.7 million were exceeded by the decrease of $8.9 million in the accumulated other comprehensive income (AOCI). AOCI decreased mainly due to a decrease in the value of our securities available for sale. Even with the decrease in capital, the decrease in total assets caused the capital to assets ratio to increase from 6.59% at December 31, 2012 to 6.80% at June 30, 2013.

Results of Operations – Second Quarter 2013 vs. Second Quarter 2012

Net Interest Income - A comparison of the income statements for the three months ended June 30, 2012 and 2013 shows a decrease of $695,000, or 7.9%, in Net Interest Income. Interest income on loans decreased $1.3 million or 15.0% as the average loans outstanding decreased $50.7 million and the average yield on loans decreased from 5.38% to 4.93%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $254,000 as the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $38.0 million but the yield decreased from 2.04% to 1.69%. The yield on investments decreased because the Company is maintaining its strong liquidity position by keeping its excess funds in low yielding short term investments and deposits in the Federal Reserve Bank. A continued low overall level of interest rates and the maturity of some high cost borrowings helped reduce the funding costs. The interest expense on deposits decreased $522,000 or 31.9% even though the average deposits increased $25.1 million because the average cost of deposits decreased from 0.65% to 0.43%. The cost of borrowed funds decreased $376,000 as the average amount of borrowed funds decreased $49.3 million and the average cost of the borrowings decreased from 2.89% to 2.77%.

Provision for Loan Losses - The Provision for Loan Losses decreased from $1.05 million in the second quarter of 2012 to $0.4 million in the second quarter of 2013. Net charge offs were $1.1 million during the second quarter of 2013, compared to $2.0 million in the second quarter of 2012. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to a decrease in the size of the portfolio, an improvement in portfolio risk indicators, and a decrease in the historical loss percentages, the amount of provision required to maintain an adequate ALLL in the second quarter of 2013 decreased 61.9% compared to the amount required in the second quarter of 2012. The ALLL is 2.79% of loans as of June 30, 2013, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income increased $425,000, or 11.9% compared to the second quarter of 2012. Wealth management income increased $253,000 due to a one time fee refund of $172,000 in the second quarter of 2012. The wealth management income also increased due to an increase in the market value of assets managed and new business brought in to the bank. Securities gains increased $114,000 as the Bank sold available for sale securities in the second quarter of 2013 in order to pay off maturing debt. Other non interest income increased $98,000 primarily due to higher income from brokerage services and rental income on OREO properties.

Other Expenses – Total non interest expenses increased $560,000, or 5.8% compared to the second quarter of 2012. Salaries and Employee Benefits increased $261,000, or 5.3%, as salaries increased due to an increase in the number of employees and annual merit increases. Occupancy expense increased $96,000 due to higher utilities and maintenance costs. Equipment expense decreased $72,000 due to lower computer and data processing expenses. Losses on Other Real Estate Owned (OREO) properties increased $517,000 compared to the second quarter of 2012 as several properties were liquidated at losses in an auction in the second quarter of 2013. Other OREO expenses decreased $146,000 as property tax and maintenance costs decreased due to the reduction in the number of properties owned.

As a result of the above activity, the Profit Before Income Taxes in the second quarter of 2013 was $1,496,000, a decrease of $180,000 compared to the pre tax profit of $1,676,000 in the second quarter of 2012. Due to our net operating loss carry forward, we did not record a federal income tax expense in the second quarter of 2013. If we did not have the benefit of the NOL carry forward, we would have incurred a federal income tax expense of $297,000, for an effective tax rate of 19.9%. The income tax expense of $1,423,000 that was recorded in the second quarter of 2012 was to accrue for an IRS audit adjustment. The Net profit for the second quarter of 2013 was $1,496,000, an increase of 491.3% compared to the net profit of $253,000 in the second quarter of 2012.

Results of Operations – Six months ended June 30, 2013 vs. Six months ended June 30, 2012

Net Interest Income - A comparison of the income statements for the six months ended June 30, 2012 and 2013 shows a decrease of $1,579,000, or 8.9%, in Net Interest Income. Interest income on loans decreased $2.6 million or 14.3% as the average loans outstanding decreased $50.6 million and the average yield on loans decreased from 5.42% to 5.04%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $652,000 as the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $60.4 million but the yield decreased from 2.11% to 1.63%. The yield on investments decreased because the Company is maintaining its strong liquidity position by keeping its excess funds in low yielding short term investments and deposits in the Federal Reserve Bank. A continued low overall level of interest rates and the maturity of some high cost borrowings and brokered certificates of deposit helped reduce the funding costs. The interest expense on deposits decreased $1,148,000 or 33.0% even though the average deposits increased $27.5 million because the average cost of deposits decreased from 0.68% to 0.45%. The cost of borrowed funds decreased $501,000 as the average amount of borrowed funds decreased $27.3 million and the average cost of the borrowings decreased from 2.91% to 2.71%.

Provision for Loan Losses - The Provision for Loan Losses decreased from $3.3 million in the first six months of 2012 to $1.9 million in the first six months of 2013. Net charge offs were $2.0 million during the first six months of 2013, compared to $4.7 million in the first six months of 2012. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to a decrease in the size of the portfolio, an improvement in portfolio risk indicators, and a decrease in the historical loss percentages, the amount of provision required to maintain an adequate ALLL in the first six months of 2013 decreased 42.4% compared to the amount required in the first six months of 2012. The ALLL is 2.79% of loans as of June 30, 2013, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income decreased $264,000, or 3.2% compared to the first six months of 2012. The income in the first six months of 2012 included gains on securities transactions that were the result of restructuring activity in the investment portfolio. Excluding securities gains in both years, non interest income increased $712,000 or 10.0%. Wealth management income increased $202,000 due to an increase in the market value of assets managed, new business brought in to the bank, and a reversal of previously recorded income in the first six months of 2012. Origination fees on mortgage loans sold increased $147,000, or 45.1%, due to an increase in mortgage loan origination volume compared to 2012, and other non interest income increased $239,000 primarily due to income on brokerage services and rental income on OREO properties.

Other Expenses – Total non interest expenses decreased $34,000, or 0.3% compared to the first six months of 2012. Salaries and Employee Benefits increased $478,000, or 4.8%, as salaries increased due to an increase in the number of employees and annual merit increases. Equipment expense decreased $175,000 due to lower computer and data processing expenses. Losses on Other Real Estate Owned (OREO) properties increased $208,000 compared to the first six months of 2012. Although property values stabilized over the last year, requiring fewer write downs of properties owned and producing some gains on the sales of select OREO property sales, we liquidated some large properties at losses in 2013. Other OREO expenses decreased $241,000 as property tax and maintenance costs were lower due to the decrease in the number of properties owned.

As a result of the above activity, the Profit Before Income Taxes in the first six months of 2013 was $2,610,000, a decrease of $409,000 compared to the pre tax profit of $3,019,000 in the first six months of 2012. Due to our net operating loss carry forward, we did not record a federal income tax expense in the first six months of 2013. If we did not have the benefit of the NOL carry forward, we would have incurred a federal income tax expense of $452,000, for an effective tax rate of 17.3%. The income tax expense of $1,549,000 that was recorded in 2012 was to accrue for an audit adjustment. The Net profit for the first six months of 2013 was $2,610,000, an increase of 77.6% compared to the net profit of $1,470,000 in the first six months of 2012.

Cash Flows

Cash flows provided by operating activities increased $0.9 million compared to the first six months of 2012 as the non cash charge for the provision for loan losses that is included net income decreased $1.4 million. Cash flows from investing activities increased $8.9 million in the first six months of 2013 compared to the first six months of 2012 as the amount of securities available for sale that were sold increased $17.7 million as the Bank sold investments to generate cash to pay off maturing debt. The decrease of $87.3 million in maturities and redemptions of securities caused a decrease of $76.2 million in securities purchases. The amount of cash used for financing activities increased $96.6 million due to the repayment of $95.0 million of maturing Federal Home Loan Bank advances in the first six months of 2013. The Company also issued $1.7 million of common stock in a private placement in the first six months of 2013. Total cash and cash equivalents decreased $77.0 million in the first six months of 2013 compared to the increase if $9.8 million in the first six months of 2012.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of June 30, 2013, the Bank utilized $12 million of its authorized limit of $265 million with the Federal Home Loan Bank of Indianapolis, none of its $10 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, and none of its $25 million of federal funds line with a correspondent bank.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first six months of 2013 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $79.1 million at June 30, 2013 and $83.6 million at December 31, 2012. Longer term market interest rates increased sharply late in the second quarter of 2013, causing a decrease in the value of our securities that are classified as Available For Sale. The unrealized loss on AFS securities in the second quarter of 2013 exceeded our profit and caused the decrease in the amount of capital. However, total assets decreased and the ratio of equity to assets increased to 6.80% at June 30, 2013 from 6.59% at December 31, 2012.

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

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of June 30, 2013:
Total Capital to Risk-Weighted Assets
Consolidated	$94,371	12.19%	$77,410	10%
Monroe Bank & Trust	93,497	12.09%	77,333	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	84,598	10.93%	46,446	6%
Monroe Bank & Trust	83,693	10.82%	46,400	6%
Tier 1 Capital to Average Assets
Consolidated	84,598	6.93%	61,021	5%
Monroe Bank & Trust	83,693	6.86%	60,982	5%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital to Risk-Weighted Assets
Consolidated	$89,615	11.53%	$77,691	10%
Monroe Bank & Trust	88,992	11.46%	77,623	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	79,776	10.27%	46,615	6%
Monroe Bank & Trust	79,113	10.19%	46,574	6%
Tier 1 Capital to Average Assets
Consolidated	79,776	6.43%	62,041	5%
Monroe Bank & Trust	79,113	6.38%	62,008	5%

On July 12, 2010, the Bank entered into a Consent Order with its state and federal regulators. While the Bank is under the Consent Order, it is classified as “adequately capitalized” even though its ratios meet the “well capitalized” guidelines. The Consent Order requires the Bank to raise its Tier 1 Leverage ratio to 9% and its Total Risk Based Capital Ratio to 12%. As of June 30, 2013, the Bank is in compliance with the Total Risk Based Capital Ratio requirement but not in compliance with the Tier 1 Leverage Ratio requirement of the Consent Order. The table below indicates the amount of capital the Bank needed to be in compliance with the Consent Order as of June 30, 2013:

	Actual Capital		Minimum Capital Required by Consent Order		Additional Capital Required to Comply with
	Amount	Ratio	Amount	Ratio	Consent Order
Tier 1 Capital to Average Assets	$83,693	6.86%	$109,838	9%	$26,145

The Company increased its common shares authorized in 2011 and is continuing to monitor the capital market conditions. Since the date that the Consent Order was issued and up through the end of the most recent fiscal year, the Company has not believed that the market conditions were suitable for a bank holding company of our size located in the Midwest to conduct an offering large enough to generate the amount of capital required to comply with the Consent Order. While under the Consent Order, the Company completed two private placement offerings, raising a total of $3.1 million, of which $2.5 million has been invested in the Bank. Conditions in the capital markets have improved somewhat recently, and we continue our efforts to improve our capital position by generating capital by improving our earnings and reducing the size of our balance sheet by repaying our non deposit funding as it matures.

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

Since the audit began in 2010, the Company has incurred over $200,000 of professional fees expenses with its accountants and lawyers for assistance in resolution. In order to resolve the audit without incurring significant additional expenses, the Company offered a settlement proposal to the IRS in the third quarter of 2012. The Company’s proposal resulted in a current tax liability of $2.0 million. The Company has concluded that its offer to settle of $2.0 million is the best estimate of potential liability at this time. The Company expects the audit to be resolved without incurring significant additional tax or professional fees expenses.

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first six months of 2013, the Bank’s interest rate risk has remained within its policy limits.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MBT Financial Corp.
(Registrant)

August 14, 2013	By	/s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President &
Chief Executive Officer

August 14, 2013	By	/s/ John L. Skibski
Date	John L. Skibski
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

-36-