Form 10-Q
period 2013-09-30
MBT FINANCIAL CORP
filed 2013-11-14
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

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

As of November 14, 2013, there were 17,919,876 shares of the Company’s Common Stock outstanding.

Part I Financial Information
Item 1. Financial Statements

MBT FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

Dollars in thousands	September 30, 2013 (Unaudited)	December 31, 2012

ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$13,928	$17,116
Interest bearing	21,506	95,391
Total cash and cash equivalents	35,434	112,507

Securities - Held to Maturity	31,881	38,786
Securities - Available for Sale	403,440	393,767
Federal Home Loan Bank stock - at cost	10,605	10,605

Loans held for sale	166	1,520

Loans	610,928	627,249
Allowance for Loan Losses	(16,766)	(17,299)
Loans - Net	594,162	609,950

Accrued interest receivable and other assets	33,658	10,037
Other Real Estate Owned	10,801	14,262
Bank Owned Life Insurance	50,143	49,111
Premises and Equipment - Net	27,842	28,050
Total assets	$1,198,132	$1,268,595

LIABILITIES
Deposits:
Non-interest bearing	$187,009	$183,016
Interest-bearing	867,134	865,814
Total deposits	1,054,143	1,048,830

Federal Home Loan Bank advances	12,000	107,000
Repurchase agreements	15,000	15,000
Interest payable and other liabilities	16,165	14,191
Total liabilities	1,097,308	1,185,021

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 shares authorized, 17,917,512 and 17,396,179 shares issued and outstanding)	4,280	2,397
Retained earnings	105,177	81,280
Unearned compensation	(10)	(27)
Accumulated other comprehensive loss	(8,623)	(76)
Total stockholders' equity	100,824	83,574
Total liabilities and stockholders' equity	$1,198,132	$1,268,595

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2013	2012	2013	2012

Interest Income
Interest and fees on loans	$7,605	$8,696	$23,106	$26,773
Interest on investment securities-
Tax-exempt	313	341	946	1,076
Taxable	1,821	1,894	5,383	6,023
Interest on balances due from banks	25	56	131	145
Total interest income	9,764	10,987	29,566	34,017

Interest Expense
Interest on deposits	1,033	1,488	3,361	4,964
Interest on borrowed funds	192	878	1,533	2,720
Total interest expense	1,225	2,366	4,894	7,684

Net Interest Income	8,539	8,621	24,672	26,333
Provision For Loan Losses	200	1,550	2,100	4,850

Net Interest Income After
Provision For Loan Losses	8,339	7,071	22,572	21,483

Other Income
Income from wealth management services	1,078	1,063	3,256	2,859
Service charges and other fees	1,128	1,177	3,228	3,392
Debit card income	513	490	1,521	1,490
Net gain on sales of securities available for sale	142	99	306	1,239
Origination fees on mortgage loans sold	133	298	606	624
Bank owned life insurance income	363	375	1,117	1,078
Other	759	521	2,059	1,582
Total other income	4,116	4,023	12,093	12,264

Other Expenses
Salaries and employee benefits	5,310	5,069	15,847	15,128
Occupancy expense	737	707	2,146	2,058
Equipment expense	650	677	2,024	2,226
Marketing expense	180	151	548	524
Professional fees	527	534	1,578	1,646
Collection expenses	54	28	156	188
Net loss on other real estate owned	632	373	1,339	872
Other real estate owned expenses	162	350	829	1,258
FDIC Deposit Insurance Assessment	695	694	2,078	2,067
Other	1,016	1,106	3,018	3,356
Total other expenses	9,963	9,689	29,563	29,323

Income Before Income Taxes	2,492	1,405	5,102	4,424
Income Tax Expense (Benefit)	(18,795)	17	(18,795)	1,566
Net Income	$21,287	$1,388	$23,897	$2,858

Other Comprehensive Income (Loss) - Net of Tax
Unrealized gains (losses) on securities	463	894	(8,437)	1,048
Reclassification adjustment for gains included in net income	(94)	(66)	(202)	(818)
Postretirement benefit liability	31	52	92	156
Total Other Comprehensive Income (Loss) - Net of Tax	400	880	(8,547)	386

Comprehensive Income	$21,687	$2,268	$15,350	$3,244

Basic Earnings Per Common Share	$1.19	$0.08	$1.34	$0.16

Diluted Earnings Per Common Share	$1.17	$0.08	$1.33	$0.16

Common Stock Dividends Declared Per Share	$-	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

				Accumulated
				Other
	Common Stock	Retained	Unearned	Comprehensive
Dollars in thousands		Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2013	$2,397	$81,280	$(27)	$(76)	$83,574

Issuance of Common Stock SOSARs exercised (936 shares)	4	-	-	-	4
Other stock issued (520,397 shares, net of costs of $18)	1,796	-	-	-	1,796

Equity Compensation	83	-	17	-	100

Comprehensive income:
Net income	-	23,897	-	-	23,897
Other comprehensive loss - net of tax	-	-	-	(8,547)	(8,547)
Total Comprehensive Loss					15,350

Balance - September 30, 2013	$4,280	$105,177	$(10)	$(8,623)	$100,824

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2012	$2,099	$72,735	$(87)	$964	$75,711

Issuance of Common Stock (32,334 shares)	56	-	-	-	56
Equity Compensation	32	-	55	-	87

Comprehensive income:
Net income	-	2,858	-	-	2,858
Other comprehensive loss - net of tax	-	-	-	386	386
Total Comprehensive Income					3,244

Balance - September 30, 2012	$2,187	$75,593	$(32)	$1,350	$79,098

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
Dollars in thousands	2013	2012

Cash Flows from Operating Activities
Net Income	$23,897	$2,858
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	2,100	4,850
Depreciation	1,416	1,477
Deferred income tax benefit	(18,795)	-
Net amortization of investment premium and discount	1,415	1,513
Writedowns of Other Real Estate Owned	1,539	1,291
Net increase in interest payable and other liabilities	2,140	1,542
Net (increase) decrease in interest receivable and other assets	(739)	1,294
Equity based compensation expense	209	132
Net gain on sale/settlement of securities	(306)	(1,239)
Increase in cash surrender value of life insurance	(1,032)	(1,078)
Net cash provided by operating activities	$11,844	$12,640

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$18,214	$12,423
Proceeds from maturities and redemptions of investment securities available for sale	65,077	229,516
Proceeds from sales of investment securities available for sale	56,433	32,824
Net decrease in loans	10,840	15,814
Proceeds from sales of other real estate owned	6,345	8,813
Proceeds from sales of other assets	245	99
Purchase of investment securities held to maturity	(11,309)	(5,089)
Purchase of investment securities available for sale	(145,382)	(286,957)
Purchase of bank premises and equipment	(1,358)	(339)
Net cash provided by (used for) investing activities	$(895)	$7,104

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$5,313	$(1,900)
Repayment of long term debt	(135)	-
Repayment of Federal Home Loan Bank borrowings	(95,000)	-
Repayment of repurchase agreements	-	(5,000)
Proceeds from issuance of common stock	1,800	56
Net cash used for financing activities	$(88,022)	$(6,844)

Net Increase (Decrease) in Cash and Cash Equivalents	$(77,073)	$12,900

Cash and Cash Equivalents at Beginning of Period	112,507	75,995
Cash and Cash Equivalents at End of Period	$35,434	$88,895

Supplemental Cash Flow Information
Cash paid for interest	$5,055	$7,793
Cash paid for federal income taxes	$-	$69

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$4,078	$6,741
Transfer of loans to other assets	$124	$145

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

ACCOUNTING PRONOUNCEMENTS
No recent accounting pronouncements are expected to have a significant impact on the Corporation’s financial statements.

2. EARNINGS PER SHARE

The calculations of earnings per common share are as follows:

	For the three months ended Sept. 30,		For the nine months ended Sept. 30,
	2013	2012	2013	2012
Basic
Net income	$21,287,000	$1,388,000	$23,897,000	$2,858,000
Average common shares outstanding	17,912,946	17,321,337	17,779,924	17,313,965
Earnings per common share - basic	$1.19	$0.08	$1.34	$0.16

Diluted
Net income	$21,287,000	$1,388,000	$23,897,000	$2,858,000
Average common shares outstanding	17,912,946	17,321,337	17,779,924	17,313,965
Equity compensation	266,389	81,316	253,463	50,916
Average common shares outstanding - diluted	18,179,335	17,402,653	18,033,387	17,364,881
Earnings per common share - diluted	$1.17	$0.08	$1.33	$0.16

3. STOCK BASED COMPENSATION
Stock Options - The following table summarizes the options that had been granted to certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

		Weighted Average
	Shares	Exercise Price
Options Outstanding, January 1, 2013	396,835	$17.57
Granted	-	-
Exercised	-	-
Forfeited	63,335	13.20
Options Outstanding, September 30, 2013	333,500	$18.40
Options Exercisable, September 30, 2013	333,500	$18.40

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

The following table summarizes the SOSARs that have been granted:

		Weighted Average
	Shares	Exercise Price
SOSARs Outstanding, January 1, 2013	410,666	$3.53
Granted	112,369	2.35
Exercised	3,498	2.36
Forfeited	4,000	3.03
SOSARs Outstanding, September 30, 2013	515,537	$3.28
SOSARs Exercisable, September 30, 2013	318,466	$4.00

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

The total expense for equity based compensation was $71,000 in the third quarter of 2013 and $41,000 in the third quarter of 2012. The total expense for equity based compensation was $216,000 in the first nine months of 2013 and $131,000 in the first nine months of 2012.

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

Loans consist of the following (000s omitted):

	September 30,	December 31,
	2013	2012
Residential real estate loans	$231,544	$240,332
Commercial and Construction real estate loans	283,832	301,433
Agriculture and agricultural real estate loans	15,322	12,004
Commercial and industrial loans	65,253	58,194
Loans to individuals for household, family, and other personal expenditures	14,977	15,286
Total loans, gross	$610,928	$627,249
Less: Allowance for loan losses	16,766	17,299
	$594,162	$609,950

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

The following table summarizes nonperforming assets (000’s omitted):

	September 30,	December 31,
	2013	2012
Nonaccrual loans	$28,010	$31,343
Loans 90 days past due and accruing	4	1
Restructured loans	29,926	38,460
Total nonperforming loans	$57,940	$69,804

Other real estate owned	10,801	14,262
Other assets	39	32
Nonperforming investment securities	3,320	3,045
Total nonperforming assets	$72,100	$87,143

Nonperforming assets to total assets	6.02%	6.87%
Allowance for loan losses to nonperforming loans	28.94%	24.78%

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

Activity in the allowance for loan losses during the three and nine months ended September 30, 2013 was as follows (000s omitted):

	Agriculture
	and
	Agricultural		Commercial	Construction	Residential	Consumer and
	Real Estate	Commercial	Real Estate	Real Estate	Real Estate	Other	Total
Allowance for loan losses: For the three months ended September 30, 2013
Beginning Balance	$109	$2,442	$7,556	$1,889	$4,787	$412	$17,195
Charge-offs	-	(162)	(728)	(30)	(351)	(53)	(1,324)
Recoveries	-	24	427	49	162	33	695
Provision	28	(409)	453	(278)	24	382	200
Ending balance	$137	$1,895	$7,708	$1,630	$4,622	$774	$16,766

Allowance for loan losses: For the nine months ended September 30, 2013
Beginning Balance	$76	$2,224	$7,551	$2,401	$4,715	$332	$17,299
Charge-offs	-	(564)	(2,596)	(67)	(1,167)	(190)	(4,584)
Recoveries	-	287	717	337	481	129	1,951
Provision	61	(52)	2,036	(1,041)	593	503	2,100
Ending balance	$137	$1,895	$7,708	$1,630	$4,622	$774	$16,766

Allowance for loan losses as of September 30, 2013
Ending balance individually evaluated for impairment	$1	$1,133	$2,893	$1,333	$1,750	$110	$7,220
Ending balance collectively evaluated for impairment	136	762	4,815	297	2,872	664	9,546
Ending balance	$137	$1,895	$7,708	$1,630	$4,622	$774	$16,766

Loans as of September 30, 2013
Ending balance individually evaluated for impairment	$424	$3,175	$35,769	$5,704	$16,122	$363	$61,557
Ending balance collectively evaluated for impairment	14,898	62,078	232,999	9,360	215,422	14,614	549,371
Ending balance	$15,322	$65,253	$268,768	$15,064	$231,544	$14,977	$610,928

Activity in the allowance for loan losses during the three and nine months ended September 30, 2012 was as follows (000s omitted):

	Agriculture
	and
	Agricultural		Commercial	Construction	Residential	Consumer and
	Real Estate	Commercial	Real Estate	Real Estate	Real Estate	Other	Total

Allowance for loan losses: For the three months ended September 30, 2012
Beginning Balance	$-	$2,781	$8,737	$2,011	$5,643	$314	$19,486
Charge-offs	-	(68)	(1,337)	(429)	(225)	(97)	(2,156)
Recoveries	-	77	13	66	54	33	243
Provision	13	110	1,706	23	(668)	366	1,550
Ending balance	$13	$2,900	$9,119	$1,671	$4,804	$616	$19,123

Allowance for loan losses: For the nine months ended September 30, 2012
Beginning Balance	$64	$2,184	$9,351	$2,632	$6,227	$407	$20,865
Charge-offs	-	(330)	(4,399)	(1,030)	(1,420)	(178)	(7,357)
Recoveries	-	246	35	207	157	120	765
Provision	(51)	800	4,132	(138)	(160)	267	4,850
Ending balance	$13	$2,900	$9,119	$1,671	$4,804	$616	$19,123

Allowance for loan losses as of September 30, 2012
Ending balance individually evaluated for impairment	$-	$1,809	$3,483	$772	$1,575	$75	$7,714
Ending balance collectively evaluated for impairment	13	1,091	5,636	899	3,229	541	11,409
Ending balance	$13	$2,900	$9,119	$1,671	$4,804	$616	$19,123

Loans as of September 30, 2012
Ending balance individually evaluated for impairment	$784	$5,196	$41,684	$6,607	$17,600	$263	$72,134
Ending balance collectively evaluated for impairment	13,976	53,787	251,586	11,892	230,555	15,797	577,593
Ending balance	$14,760	$58,983	$293,270	$18,499	$248,155	$16,060	$649,727

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

The portfolio segments in each credit risk grade as of September 30, 2013 are as follows (000s omitted):

Credit Quality Indicators as of September 30, 2013
Credit Risk by Internally Assigned Grade

	Agriculture
	and
	Agricultural		Commercial	Construction	Residential	Consumer and
	Real Estate	Commercial	Real Estate	Real Estate	Real Estate	Other	Total
Not Rated	$191	$3,285	$-	$2,603	$143,422	$10,257	$159,758
1	-	3,927	-	-	-	194	4,121
2	83	122	961	-	145	-	1,311
3	761	3,732	10,519	111	1,266	-	16,389
4	12,343	37,416	170,821	3,587	51,951	73	276,191
5	1,024	13,228	44,483	3,806	8,610	3,931	75,082
6	920	3,543	41,984	4,957	26,150	522	78,076
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$15,322	$65,253	$268,768	$15,064	$231,544	$14,977	$610,928

Performing	$14,814	$62,544	$238,413	$9,159	$213,849	$14,209	$552,988
Nonperforming	508	2,709	30,355	5,905	17,695	768	57,940
Total	$15,322	$65,253	$268,768	$15,064	$231,544	$14,977	$610,928

The portfolio segments in each credit risk grade as of December 31, 2012 are as follows (000s omitted):

Credit Quality Indicators as of December 31, 2012
Credit Risk by Internally Assigned Grade

	Agriculture
	and
	Agricultural		Commercial	Construction	Residential	Consumer and
	Real Estate	Commercial	Real Estate	Real Estate	Real Estate	Other	Total
Not Rated	$126	$4,182	$-	$2,927	$159,743	$10,706	$177,684
1	-	2,977	-	-	-	-	2,977
2	48	114	1,850	82	731	-	2,825
3	880	4,894	10,735	163	1,885	7	18,564
4	9,907	29,935	167,207	3,184	40,392	16	250,641
5	322	9,713	45,262	5,086	8,426	3,940	72,749
6	721	6,379	57,960	6,977	29,155	617	101,809
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$12,004	$58,194	$283,014	$18,419	$240,332	$15,286	$627,249

Performing	$11,397	$54,730	$246,107	$10,783	$219,753	$14,675	$557,445
Nonperforming	607	3,464	36,907	7,636	20,579	611	69,804
Total	$12,004	$58,194	$283,014	$18,419	$240,332	$15,286	$627,249

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of September 30, 2013 and December 31, 2012 (000s omitted):

							Recorded
							Investment >90
	30-59 Days	60-89 Days	>90 Days Past				Days Past Due
September 30, 2013	Past Due	Past Due	Due	Total Past Due	Current	Total Loans	and Accruing

Agriculture and Agricultural Real Estate	$230	$88	$84	$402	$14,920	$15,322	$-
Commercial	354	223	296	873	64,380	65,253	4
Commercial Real Estate	4,964	658	4,154	9,776	258,992	268,768	-
Construction Real Estate	100	-	1,273	1,373	13,691	15,064	-
Residential Real Estate	2,984	1,246	3,430	7,660	223,884	231,544	-
Consumer and Other	127	38	206	371	14,606	14,977	-
Total	$8,759	$2,253	$9,443	$20,455	$590,473	$610,928	$4

							Recorded
							Investment >90
	30-59 Days	60-89 Days	>90 Days Past				Days Past Due
December 31, 2012	Past Due	Past Due	Due	Total Past Due	Current	Total Loans	and Accruing

Agriculture and Agricultural Real Estate	$208	$-	$145	$353	$11,651	$12,004	$-
Commercial	927	19	1,100	2,046	56,148	58,194	1
Commercial Real Estate	1,789	930	11,350	14,069	268,945	283,014	-
Construction Real Estate	127	1,437	1,867	3,431	14,988	18,419	-
Residential Real Estate	5,738	978	3,121	9,837	230,495	240,332	-
Consumer and Other	222	61	164	447	14,839	15,286	-
Total	$9,011	$3,425	$17,747	$30,183	$597,066	$627,249	$1

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

The following is a summary of non-accrual loans as of September 30, 2013 and December 31, 2012 (000s omitted):

	September 30, 2013	December 31, 2012
Agriculture and Agricultural Real Estate	$84	$198
Commercial	991	1,578
Commercial Real Estate	16,099	17,950
Construction Real Estate	2,349	3,438
Residential Real Estate	8,048	7,870
Consumer and Other	439	309
Total	$28,010	$31,343

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of September 30, 2013 and 2012 (000s omitted):

					Interest		Interest
				Average	Income	Average	Income
				Recorded	Recognized in	Recorded	Recognized in
		Unpaid		Investment for	the Three	Investment for	the Nine
	Recorded	Principal	Related	the Three	Months	the Nine	Months
September 30, 2013	Investment	Balance	Allowance	Months Ended	Ended	Months Ended	Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$-	$-	$-
Commercial	1,513	1,628	-	1,728	21	1,562	55
Commercial Real Estate	18,913	23,082	-	19,544	228	20,004	629
Construction Real Estate	1,903	3,133	-	2,302	23	2,452	91
Residential Real Estate	8,168	8,952	-	8,586	97	8,656	293
Consumer and Other	29	30	-	31	1	31	3

With an allowance recorded:
Agriculture and Agricultural Real Estate	424	424	1	424	4	724	28
Commercial	1,662	1,746	1,133	1,695	16	1,739	53
Commercial Real Estate	16,856	20,639	2,893	18,660	148	19,226	594
Construction Real Estate	3,801	4,401	1,333	4,077	191	4,197	292
Residential Real Estate	7,954	8,373	1,750	8,141	91	8,347	264
Consumer and Other	334	332	110	332	5	339	14

Total:
Agriculture and Agricultural Real Estate	$424	$424	$1	$424	$4	$724	$28
Commercial	3,175	3,374	1,133	3,423	37	3,301	108
Commercial Real Estate	35,769	43,721	2,893	38,204	376	39,230	1,223
Construction Real Estate	5,704	7,534	1,333	6,379	214	6,649	383
Residential Real Estate	16,122	17,325	1,750	16,727	188	17,003	557
Consumer and Other	363	362	110	363	6	370	17

					Interest		Interest
				Average	Income	Average	Income
		Unpaid		Recorded	Recognized in	Recorded	Recognized in
	Recorded	Principal	Related	Investments for	the Three	Investment for	the Nine
	Investment as	Balance as of	Allowance as	the Three	Months	the Nine	Months
	of December	December 31,	of December	Months Ended	Ended Sept	Months Ended	Ended Sept.
	31, 2012	2012	31, 2012	Sept. 30, 2012	30, 2012	Sept. 30, 2012	30, 2012

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$409	$923	$-	$836	$12	$833	$42
Commercial	2,540	2,961	-	280	8	320	24
Commercial Real Estate	17,153	21,317	-	16,117	166	16,698	465
Construction Real Estate	1,007	1,375	-	419	2	419	5
Residential Real Estate	9,013	10,390	-	9,997	132	10,443	446
Consumer and Other	-	-	-	86	1	88	3

With an allowance recorded:
Agriculture and Agricultural Real Estate	-	-	-	-	-	-	-
Commercial	1,979	2,157	1,316	4,853	50	4,650	170
Commercial Real Estate	19,318	26,508	2,084	27,183	220	27,015	817
Construction Real Estate	6,403	9,060	1,820	6,791	40	6,891	166
Residential Real Estate	9,038	9,520	1,994	9,094	94	9,144	298
Consumer and Other	389	383	124	178	3	181	9

Total:
Agriculture and Agricultural Real Estate	$409	$923	$-	$836	$12	$833	$42
Commercial	4,519	5,118	1,316	5,133	58	4,970	194
Commercial Real Estate	36,471	47,825	2,084	43,300	386	43,713	1,282
Construction Real Estate	7,410	10,435	1,820	7,210	42	7,310	171
Residential Real Estate	18,051	19,910	1,994	19,091	226	19,587	744
Consumer and Other	389	383	124	264	4	269	12

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three and nine month periods ended September 30, 2013 and September 30, 2012 are as follows (000s omitted from dollar amounts):

	Three months ended			Nine months ended
	September 30, 2013			September 30, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Recorded	Recorded		Recorded	Recorded
	Number of	Principal	Principal	Number of	Principal	Principal
	Contracts	Balance	Balance	Contracts	Balance	Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	6	1,044	636	13	1,398	787
Commercial Real Estate	3	480	301	10	2,527	1,646
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	8	685	665	24	2,131	1,801
Consumer and Other	1	10	9	5	276	34
Total	18	$2,219	$1,611	52	$6,332	$4,268

	Three months ended			Nine months ended
	September 30, 2012			September 30, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Recorded	Recorded		Recorded	Recorded
	Number of	Principal	Principal	Number of	Principal	Principal
	Contracts	Balance	Balance	Contracts	Balance	Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	3	168	163	9	950	553
Commercial Real Estate	5	4,030	4,030	14	6,433	6,075
Construction Real Estate	-	-	-	5	2,686	2,633
Residential Real Estate	3	743	743	17	2,450	2,403
Consumer and Other	1	44	43	3	71	69
Total	12	$4,985	$4,979	48	$12,590	$11,733

The Bank considers TDRs that become past due under the modified terms as defaulted. The following is a summary of loans that became TDRs during the three and nine month periods ended September 30, 2013 that subsequently defaulted (000s omitted):

	Three months ended		Nine months ended
	September 30, 2013		September 30, 2013
		Recorded		Recorded
	Number of	Principal	Number of	Principal
	Contracts	Balance	Contracts	Balance
Agriculture and Agricultural Real Estate	-	$-	-	$-
Commercial	2	12	2	12
Commercial Real Estate	-	-	-	-
Construction Real Estate	-	-	-	-
Residential Real Estate	-	-	2	36
Consumer and Other	-	-	-	-
Total	2	$12	4	$48

There were no loans that became TDRs during the nine month period ended September 30, 2012 that subsequently defaulted during the three and nine month periods ended September 30, 2012.

The Company has allocated $ 6,088,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at September 30, 2013. In addition, there are no commitments to lend additional amounts to borrowers that are classified as troubled debt restructurings as of September 30, 2013 and September 30, 2012.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of September 30, 2013 and December 31, 2012 (000’s omitted):

	Held to Maturity
	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$31,381	$618	$(352)	$31,647
Corporate Debt Securities	500	-	-	500
	$31,881	$618	$(352)	$32,147

	Available for Sale
	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$271,737	$1,708	$(8,771)	$264,674
Mortgage Backed Securities issued by U.S. Government Agencies	102,497	1,284	(1,235)	102,546
Obligations of States and Political Subdivisions	15,519	314	(121)	15,712
Trust Preferred CDO Securities	9,513	-	(3,652)	5,861
Corporate Debt Securities	11,967	135	(32)	12,070
Equity Securities	2,580	78	(81)	2,577
	$413,813	$3,519	$(13,892)	$403,440

	Held to Maturity
	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$38,286	$1,380	$(36)	$39,630
Corporate Debt Securities	500	-	-	500
	$38,786	$1,380	$(36)	$40,130

	Available for Sale
	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$222,099	$3,442	$(90)	$225,451
Mortgage Backed Securities issued by U.S. Government Agencies	127,082	2,826	(90)	129,818
Obligations of States and Political Subdivisions	17,804	630	(64)	18,370
Trust Preferred CDO Securities	9,525	-	(4,119)	5,406
Corporate Debt Securities	11,961	156	(40)	12,077
Equity Securities	2,580	173	(108)	2,645
	$391,051	$7,227	$(4,511)	$393,767

The amortized cost and estimated market values of securities by contractual maturity as of September 30, 2013 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Contractual maturity in 1 year or less	$3,560	$3,586	$1,401	$1,406
After 1 year through five years	13,178	13,397	65,780	65,479
After 5 years through 10 years	11,088	11,108	223,767	217,766
After 10 years	4,055	4,056	17,788	13,666
Total	31,881	32,147	308,736	298,317
Mortgage Backed Securities	-	-	102,497	102,546
Securities with no stated maturity	-	-	2,580	2,577
Total	$31,881	$32,147	$413,813	$403,440

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012.

	September 30, 2013
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Aggregate	Unrealized	Aggregate	Unrealized	Aggregate	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of United States Government Agencies	$209,712	$8,771	$-	$-	$209,712	$8,771
Mortgage Backed Securities issued by U.S. Government Agencies	52,167	1,096	7,233	139	59,400	1,235
Obligations of States and
Political Subdivisions	14,070	409	2,675	64	16,745	473
Trust Preferred CDO Securities	-	-	5,861	3,652	5,861	3,652
Corporate Debt Securities	1,970	32	-	-	1,970	32
Equity Securities	-	-	459	81	459	81
	$277,919	$10,308	$16,228	$3,936	$294,147	$14,244

	December 31, 2012
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Aggregate	Unrealized	Aggregate	Unrealized	Aggregate	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of United States Government Agencies	$29,499	$89	$1,111	$1	$30,610	$90
Mortgage Backed Securities issued by U.S. Government Agencies	22,217	90	-	-	22,217	90
Obligations of States and
Political Subdivisions	7,801	90	1,540	10	9,341	100
Trust Preferred CDO Securities	-	-	5,406	4,119	5,406	4,119
Corporate Debt Securities	1,960	40	-	-	1,960	40
Equity Securities	-	-	432	108	432	108
	$61,477	$309	$8,489	$4,238	$69,966	$4,547

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at September 30, 2013. As of September 30, 2013 and December 31, 2012, there were 178 and 42 securities in an unrealized loss position, respectively.

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

In the Other-Than-Temporary-Impairment (OTTI) analysis of our CDO securities as of December 31, 2009, it was expected that there would be cash flow disruptions on two of the CDOs we own. These credit losses were recorded through a charge to earnings in 2009. In subsequent analyses in 2010, 2011, 2012, and 2013 the expectation of a disruption of cash flows diminished on both of these CDO securities, with one of the securities no longer expected to experience a disruption of cash flow. The present value of the expected cash flows is at least as great as the amortized costs bases following the charges to earnings recorded in 2009, therefore no additional charges to earnings have been recorded.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, and the valuation techniques used by the Company to determine those fair values.

					Total
	Carrying				Estimated
September 30, 2013	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$35,434	$35,434	$-	$-	$35,434
Securities - Held to Maturity
Obligations of States and Political Subdivisions	31,381	-	31,647	-	31,647
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	264,674	-	264,674	-	264,674
MBS issued by U.S. Government Agencies	102,546	-	102,546	-	102,546
Obligations of States and Political Subdivisions	15,712	-	15,712	-	15,712
Trust Preferred CDO Securities	5,861	-	-	5,861	5,861
Corporate Debt Securities	12,070	-	12,070	-	12,070
Other Securities	2,577	2,118	459	-	2,577

Federal Home Loan Bank Stock	10,605	-	10,605	-	10,605
Loans Held for Sale	166	-	-	166	166
Loans, net	594,162	-	-	604,867	604,867
Accrued Interest Receivable	3,766	-	3,766	-	3,766

Financial Liabilities:
Noninterest Bearing Deposits	187,009	187,009	-	-	187,009
Interest Bearings Deposits	867,134	-	871,104	-	871,104
Borrowed funds
FHLB Advances	12,000	-	12,001	-	12,001
Repurchase Agreements	15,000	-	16,464	-	16,464
Accrued Interest Payable	192	-	192	-	192

	Carrying				Estimated
December 31, 2012	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$112,507	$112,507	$-	$-	$112,507
Securities - Held to Maturity
Obligations of States and Political Subdivisions	38,286	-	40,130	-	40,130
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	225,451	-	225,451	-	225,451
MBS issued by U.S. Government Agencies	129,818	-	129,818	-	129,818
Obligations of States and Political Subdivisions	18,370	-	18,370	-	18,370
Trust Preferred CDO Securities	5,406	-	-	5,406	5,406
Corporate Debt Securities	12,077	-	12,077	-	12,077
Other Securities	2,645	2,213	432	-	2,645

Federal Home Loan Bank Stock	10,605	-	10,605	-	10,605
Loans Held for Sale	1,520	-	-	1,520	1,520
Loans, net	609,950	-	-	627,171	627,171
Accrued Interest Receivable	3,457	-	3,457	-	3,457

Financial Liabilities:
Noninterest Bearing Deposits	183,016	183,016	-	-	183,016
Interest Bearings Deposits	865,814	-	872,070	-	872,070
Borrowed funds
FHLB Advances	107,000	-	107,785	-	107,785
Repurchase Agreements	15,000	-	17,141	-	17,141
Accrued Interest Payable	353	-	353	-	353

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

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale	2013	2012
Balance at January 1	$5,406	$5,467
Total realized and unrealized gains (losses) included in income	(12)	(12)
Total unrealized gains (losses) included in other comprehensive income	467	(296)
Net purchases, sales, calls and maturities	-	-
Net transfers in/out of Level 3	-	-
Balance at September 30	$5,861	$5,159

The Company did not recognize any unrealized losses on its Level 3 Available for Sale investment securities in other comprehensive income in the consolidated statements of financial condition for the nine months ended September 30, 2013. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

The Company owns pooled Trust Preferred Securities (“TRUPs”) with a fair value of $5,861,000 as of September 30, 2013. Trading of these types of securities has increased recently but is primarily conducted on a distress sale or forced liquidation basis. As a result, the Company measures the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include loans and Other Real Estate Owned. The Company estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

		Quoted Prices in
	Balance at	Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable
	2013	(Level 1)	(Level 2)	Inputs (Level 3)

Impaired loans	$61,557	$-	$-	$61,557
Other Real Estate Owned	$10,801	$-	$-	$10,801

		Quoted Prices in
	Balance at	Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable
	2012	(Level 1)	(Level 2)	Inputs (Level 3)

Impaired loans	$67,249	$-	$-	$67,249
Other Real Estate Owned	$14,262	$-	$-	$14,262

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	September 30,	December 31,
	2013	2012
Commitments to extend credit:
Unused portion of commercial lines of credit	$57,096	$59,826
Unused portion of credit card lines of credit	3,109	3,048
Unused portion of home equity lines of credit	16,097	16,356
Standby letters of credit and financial guarantees written	3,815	3,730
All other off-balance sheet commitments	-	-

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

The net profit of $21,287,000 for the quarter ended September 30, 2013 was significantly impacted by the Company’s elimination of the valuation allowance on its deferred tax asset.   In 2010 the Company established a valuation allowance against its deferred tax asset due to its recent operating losses and uncertainty about its ability to utilize its tax loss carry forwards. In 2012, following six consecutive quarterly profits and based on its expectations for future earnings, the Company reversed $5 million of its then $24.2 million valuation allowance. This quarter the company achieved its ninth consecutive quarterly profit and has achieved a cumulative profit for the past twelve quarters. In addition, the Company has exceeded its earnings projections for 2013 and revised its future earnings projections. Based on this information, the Company has determined that it more likely than not will be able to fully utilize its tax loss carry forwards and determined that it was appropriate to reverse the remaining $18.8 million deferred tax asset valuation allowance by recording a credit to tax expense during the quarter.

The national economic recovery is continuing slowly, and the recovery in southeast Michigan is gaining strength. Local unemployment rates improved significantly since 2011, and while they are now comparable to the state and national averages, they remain above the historical norms. Commercial and residential development property values are beginning to improve slightly, but remain below pre-recession levels. Our total problem assets, which include nonperforming loans, other real estate owned, non accrual investments, and performing loans that are internally classified as potential problems, improved significantly during the third quarter of 2013. Problem assets went down $14.4 million, or 12.5% during the third quarter of 2013, and decreased $30.5 million or 23.1% compared to a year ago. Overall asset quality has improved over the past year and net charge offs were only $629,000 in the third quarter of 2013. Improving economic conditions and improving historical loss ratios enabling us to decrease our Allowance for Loan and Lease Losses (ALLL) from $17.2 million to $16.8 million in the third quarter. The loan portfolio held for investment decreased during the quarter, and the ALLL as a percent of loans decreased slightly from 2.79% to 2.74%. We anticipate that the recovery in our local markets will continue at a slow pace into 2014, which may result in increased lending activity and problem asset reductions. We will continue to focus our efforts on improving asset quality, maintaining liquidity, strengthening capital, and controlling expenses.

Net Interest Income decreased $82,000 compared to the third quarter of 2012 as the average earning assets decreased $60.5 million but the net interest margin increased from 3.05% to 3.17%. The decrease in the average earning assets was due to the use of short term investments to pay off maturing borrowings in the second quarter of 2013. The cost of those borrowings was higher than the yield on the assets used to retire the borrowings, and this caused the net interest margin to increase. The provision for loan losses decreased $1.35 million compared to the third quarter of 2012 as decreases in the historical loss rates and in the amount of loans compared to a year ago decreased the amount of ALLL required. Non interest income for the quarter increased $93,000, primarily due to an increase in rent income on Other Real Estate Owned. Non interest expenses increased $274,000, as salaries and employee benefits increased and losses on sales of other real estate owned (OREO) increased. The increase in OREO losses was due to the write down of one large commercial real estate property in the third quarter of 2013, and we expect credit related expenses to improve into 2014.

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

Income tax accounting standards require companies to assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all evidence using a “more likely than not” standard. We reviewed our deferred tax asset, considering both positive and negative evidence and analyzing changes in near term market conditions as well as other factors that may impact future operating results. Significant negative evidence is our net operating losses for the years 2009 through 2011, combined with a difficult economic environment and the slow pace of the economic recovery in southeast Michigan. Positive evidence includes our history of strong earnings prior to 2008, our ninth consecutive quarterly profit in the third quarter of 2013, our cumulative pre tax profits in the last twelve quarters, our strong capital position, our improving core earnings, our improving asset quality, our non interest expense control initiatives, and our projections for future taxable earnings. Based on our analysis of the evidence, we believed that it was appropriate to eliminate our valuation allowance in the third quarter of 2013.

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

With respect to credit quality, our nonperforming assets (“NPAs”) decreased 8.6% during the quarter, from $78.9 million to $72.1 million, and total problem assets decreased from $115.7 million to $101.3 million. Both of these measures were impacted by a small number of large credit relationships, and both reflect improvement compared to a year ago. Over the last twelve months, NPAs decreased $17.3 million, or 19.4%, with nonperforming loans decreasing 20.4% from $72.7 million to $57.9 million, and Other Real Estate Owned (“OREO”) decreasing 21.4% from $13.8 million to $10.8 million. Total problem assets, which includes all NPAs and performing loans that are internally classified as substandard, decreased $30.5 million, or 23.1%. The Company’s Allowance for Loan and Lease Losses (“ALLL”) decreased $2.4 million over the last four quarters due to a decrease in the size of the portfolio and an improvement in the quality of the assets in the loan portfolio. The ALLL is now 2.74% of loans, down from 2.94% at September 30, 2012. The ALLL is 28.94% of nonperforming loans (“NPLs”), compared to 24.78% at year end and 26.29% at September 30, 2012. In light of current economic conditions, we believe that this level of ALLL adequately estimates the potential losses in the loan portfolio.

Since December 31, 2012, total loans held for investment decreased 2.6% because new loan activity was not sufficient to cover payments received and other reductions. New loan production increased in the second and third quarters of 2013, but payoffs of some large problem credit relationships resulted in a net reduction of total loans held for investment. As local economic activity increases, the amount of loans in our pipeline is increasing, and new loan production may exceed run off, resulting in an increase in loans outstanding.

Since December 31, 2012, deposits increased $5.3 million, or 0.5% due to normal seasonal fluctuations in local deposit activity. We repaid $95.0 million of borrowings from the Federal Home Loan Bank of Indianapolis in the second quarter of 2013. This reduction in funding was offset by a reduction in cash and investment securities, causing our total assets to decrease $70.5 million, or 5.6% since the end of 2012. The cost of the non deposit funding exceeded the yield on the assets utilized to pay off the debt, so this reduction in assets improved our net interest income in the third quarter of 2013. Our net interest margin improved from 2.92% in the second quarter of 2013 to 3.17% in the third quarter, and our net interest income increased from $8.1 million in the second quarter of 2013 to $8.5 million in the third quarter of 2013. The Company expects deposit funding to remain relatively stable for the next few quarters.

Total capital increased $17.3 million, or 20.6%, during the first nine months of 2013 as the profit of $23.9 million and a private placement stock offering of $1.7 million were partially offset by the decrease of $8.5 million in the accumulated other comprehensive income (AOCI). AOCI decreased mainly due to a decrease in the value of our securities available for sale. The increase in capital and the decrease in total assets caused the capital to assets ratio to increase from 6.59% at December 31, 2012 to 8.42% at September 30, 2013.

Results of Operations – Third Quarter 2013 vs. Third Quarter 2012
Net Interest Income - A comparison of the income statements for the three months ended September 30, 2012 and 2013 shows a decrease of $82,000, or 1.0%, in Net Interest Income. Interest income on loans decreased $1.1 million or 12.5% as the average loans outstanding decreased $49.7 million and the average yield on loans decreased from 5.23% to 4.94%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $132,000 as the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $10.7 million and the yield decreased from 1.88% to 1.81%. The yield on investments decreased because the Company is maintaining its strong liquidity position by keeping its excess funds in low yielding short term investments and deposits in the Federal Reserve Bank. A continued low overall level of interest rates and the maturity of some high cost borrowings helped reduce the funding costs. The interest expense on deposits decreased $455,000 or 30.6% even though the average deposits increased $35.6 million because the average cost of deposits decreased from 0.58% to 0.39%. The cost of borrowed funds decreased $686,000 as the average amount of borrowed funds decreased $96.6 million and the average cost of the borrowings decreased from 2.83% to 2.82%.

Provision for Loan Losses - The Provision for Loan Losses decreased from $1.55 million in the third quarter of 2012 to $200,000 in the third quarter of 2013. Net charge offs were $629,000 during the third quarter of 2013, compared to $1.9 million in the third quarter of 2012. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to a decrease in the size of the portfolio, an improvement in portfolio risk indicators, and a decrease in the historical loss percentages, the amount of provision required to maintain an adequate ALLL in the third quarter of 2013 decreased 87.1% compared to the amount required in the third quarter of 2012. The ALLL is 2.74% of loans as of September 30, 2013, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income increased $93,000, or 2.3% compared to the third quarter of 2012. Service charges and other fees decreased $49,000, or 4.2% due to a decrease in the amount of checking account overdraft activity. Debit card income increased $23,000 or 4.7% as debit card usage continues to grow. Securities gains increased $43,000 as the Bank sold available for sale securities in the third quarter of 2013 in order to maintain adequate cash liquidity. Origination fees on mortgage loans sold decreased $165,000, or 55.4% as a sharp increase in market interest rates near the end of the second quarter of 2013 significantly decreased mortgage refinance activity in the third quarter of 2013. Other non interest income increased $238,000 primarily due to higher rental income on OREO properties.

Other Expenses – Total non interest expenses increased $274,000, or 2.8% compared to the third quarter of 2012. Salaries and Employee Benefits increased $241,000, or 4.8%, as salaries increased due to an increase in the number of employees, annual merit increases, and the reinstatement of the accrual for the officer incentive program. Occupancy expense increased $30,000 due to higher maintenance costs. Equipment expense decreased $27,000 due to lower computer and data processing expenses. Marketing expense increased $29,000 due to higher advertising and sales promotion expenses. Losses on Other Real Estate Owned (OREO) properties increased $259,000 compared to the third quarter of 2012 mainly due to a valuation adjustment on one large commercial real estate property. Other OREO expenses decreased $188,000 as property tax expense decreased due to the reduction in the amount of properties owned.

As a result of the above activity, the Profit Before Income Taxes in the third quarter of 2013 was $2,492,000, an increase of $1,087,000 compared to the pre tax profit of $1,405,000 in the third quarter of 2012. Since 2010, the Company has maintained a valuation allowance against all or part of its deferred tax asset. This quarter, after a review of the positive and negative evidence, we determined that it is more likely than not that we will utilize all of our net operating loss carry forwards before they expire. As a result, we decided that it was appropriate to reverse the remaining deferred tax asset valuation allowance of $18.8 million by recording a credit to federal income tax expense. If we did not have the valuation allowance reversal and the benefit of the NOL carry forward, we would have incurred a federal income tax expense for the quarter of $634,000, for an effective tax rate of 25.4%. The income tax expense of $17,000 that was recorded in the third quarter of 2012 was for an Alternative Minimum Tax payment. The Net profit for the third quarter of 2013 was $21,287,000, an increase of 1,433.6% compared to the net profit of $1,388,000 in the third quarter of 2012.

Results of Operations – Nine months ended September 30, 2013 vs. Nine months ended September 30, 2012
Net Interest Income - A comparison of the income statements for the nine months ended September 30, 2012 and 2013 shows a decrease of $1,661,000, or 6.3%, in Net Interest Income. Interest income on loans decreased $3.7 million or 13.7% as the average loans outstanding decreased $50.3 million and the average yield on loans decreased from 5.36% to 5.01%. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $784,000 as the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $36.4 million but the yield decreased from 2.03% to 1.68%. The yield on investments decreased because the Company increased its strong liquidity position in 2013 by keeping its excess funds in low yielding short term investments and deposits in the Federal Reserve Bank. A continued low overall level of interest rates and the maturity of some high cost borrowings and brokered certificates of deposit helped reduce the funding costs. The interest expense on deposits decreased $1,603,000 or 32.3% even though the average deposits increased $30.2 million because the average cost of deposits decreased from 0.65% to 0.43%. The cost of borrowed funds decreased $1,187,000 as the average amount of borrowed funds decreased $50.6 million and the average cost of the borrowings decreased from 2.89% to 2.72%.

Provision for Loan Losses - The Provision for Loan Losses decreased from $4.85 million in the first nine months of 2012 to $2.1 million in the first nine months of 2013. Net charge offs were $2.6 million during the first nine months of 2013, compared to $6.6 million in the first nine months of 2012. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to a decrease in the size of the portfolio, an improvement in portfolio risk indicators, and a decrease in the historical loss percentages, the amount of provision required to maintain an adequate ALLL in the first nine months of 2013 decreased 56.7% compared to the amount required in the first nine months of 2012. The ALLL is 2.74% of loans as of September 30, 2013, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income decreased $171,000, or 1.4% compared to the first nine months of 2012. The income in the first nine months of 2012 included gains on securities transactions that were the result of restructuring activity in the investment portfolio. Excluding securities gains in both years, non interest income increased $762,000 or 6.9%. Wealth management income increased $397,000 due to an increase in the market value of assets managed, new business brought in to the bank, and the effect of a non recurring charge to income in 2012. Service charges on deposit accounts decreased $164,000, or 4.8% compared to 2012 due a decrease in deposit account overdraft activity in 2013. Other non interest income increased $477,000 primarily due to higher income on brokerage services and higher rental income on OREO properties.

Other Expenses – Total non interest expenses increased $240,000, or 0.8% compared to the first nine months of 2012. Salaries and Employee Benefits increased $719,000, or 4.8%, as salaries increased due to an increase in the number of employees, annual merit increases, and the reinstatement of the officer incentive plan. Equipment expense decreased $202,000 due to lower computer and data processing expenses. Losses on Other Real Estate Owned (OREO) properties increased $467,000 compared to the first nine months of 2012 due to valuation write downs of properties owned and liquidation of some large properties at losses in an auction in 2013. Other OREO expenses decreased $429,000 as property tax and maintenance costs were lower due to the decrease in the number of properties owned. Other non interest expense decreased $338,000, or 10.1% in the first nine months of 2013 due to lower directors’ fees and lower debit card fraud losses.

As a result of the above activity, the Profit Before Income Taxes in the first nine months of 2013 was $5,102,000, an increase of $678,000 compared to the pre tax profit of $4,424,000 in the first nine months of 2012. Since 2010, the Company maintained a valuation allowance against all or part of its deferred tax asset. In the third quarter of 2013, after a review of the positive and negative evidence, we determined that it is more likely than not that we will utilize all of our net operating loss carry forwards before they expire. As a result, we decided that it was appropriate to reverse the remaining deferred tax asset valuation allowance of $18.8 million by recording a credit to federal income tax expense in the third quarter of 2013. If we did not have the valuation allowance reversal and the benefit of the NOL carry forward, we would have incurred a federal income tax expense for the nine months of $1,086,000, for an effective tax rate of 21.3%.  The income tax expense of $1,566,000 that was recorded in the first nine months of 2012 was primarily to accrue for an estimated audit adjustment. The Net profit for the first nine months of 2013 was $23,897,000, an increase of 736.1% compared to the net profit of $2,858,000 in the first nine months of 2012.

Cash Flows
Cash flows provided by operating activities decreased $0.8 million compared to the first nine months of 2012 as the increase in net income was due to improvements in non cash items, including the decrease in the provision for loan losses and the increase in the deferred tax asset. Cash flows from investing activities decreased $8.0 million in the first nine months of 2013 compared to the first nine months of 2012 mainly because the amount of securities maturing or redeemed prior to maturity decreased $158.6 million because the increase in market interest rates in 2013 caused a decrease in early redemptions. This was partially offset by an increase of $23.6 million in sales of investment securities and a decrease of $135.4 million in purchases of investment securities. The amount of cash used for financing activities increased $81.2 million primarily due to the repayment of $95.0 million of maturing Federal Home Loan Bank advances in the first nine months of 2013. The amount of cash provided from deposit growth was $7.2 million higher in the first nine months of 2013 than in the first nine months of 2012. The Company also issued $1.7 million of common stock in a private placement in the first nine months of 2013. Total cash and cash equivalents decreased $77.1 million in the first nine months of 2013 compared to the increase of $12.9 million in the first nine months of 2012 mainly due to the use of cash to pay off maturing debt in 2013.

Deferred Tax Asset Valuation Allowance
ASC 740 guidance requires that a corporation assess whether a valuation allowance should be established against its deferred tax asset based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, the corporation should consider both positive and negative evidence and analyze changes in near term market conditions as well as other factors which may impact future operating results. The Company first established a valuation allowance of $13.8 million against its $17 million deferred tax asset effective December 31, 2009. The valuation allowance was increased to 100% of the $20.9 million deferred tax asset effective December 31, 2010. The valuation allowance was maintained at 100% of the deferred tax asset, which increased to $24.2 million during 2011. Based on its evaluation of the positive and negative evidence, the Company determined that it would utilize a significant portion of its net operating loss carry forwards in future periods and that it was “more likely than not” that it would utilize a portion of its deferred tax assets. As a result, management elected to reduce the Company’s deferred tax asset valuation allowance by $5 million as of December 31, 2012.

The negative evidence evaluated as of September 30, 2013 consists primarily of the economic conditions and the Company’s financial results during the 2008-2010 period. In 2008, the southeast Michigan region led the nation into a prolonged recession due to weak sales in the automotive sector. In the years leading up to the recession, housing values increased rapidly, and when unemployment began to rise, the housing market suffered and real estate values declined. The decline in real estate values resulted in an abrupt reduction in mortgage loan originations and the ability of homeowners to use the equity in their homes to fund their spending. The Bank’s loan portfolio primarily consisted of loans secured by real estate, including residential and commercial development and 1-4 family residential property, and we experienced significant increases in defaults in these loans. Non performing loans as a percent of total loans increased from 3.39% as of December 2007 to 10.84% as of December 31, 2010, and net charge offs as a percent of average loans increased from 0.49% in 2007 to 2.89% in 2010. Due to the deterioration of the Bank’s loan portfolio, we needed to increase our allowance for loan losses from $13.8 million at the end of 2006 to $24.1 million at the end of 2009. This required an increase in our provision for loan losses from $11.4 million in 2007 to $36.0 million in 2009, and our net income decreased from a profit of $7.7 million in 2007 to a loss of $34.3 million in 2009. Recent negative evidence includes the slow pace of the economic recovery and the uncertainty of the economic conditions in southeast Michigan due to the bankruptcy of the City of Detroit. Although the Company does not have any direct exposure to the City of Detroit, the impact of the bankruptcy on the region’s economy is currently unknown.

The positive evidence evaluated as of September 30, 2013 consists of the improvements in the economic conditions beginning in 2011, the improvements in the Bank’s asset quality and earnings beginning in 2011 and continuing through the first three quarters of 2013, the expectations of future earnings improvements for the Company, and the Company’s long history of strong financial performance prior to 2008. During the recession, the national unemployment rate increased from 5.0% at the end of 2007 to its peak of 10.0% in October, 2009. Since the recovery began, the national unemployment rate declined to 7.2% at the end of the third quarter of 2013. During the same period, the unemployment rate for Michigan increased from 7.2% to a high of 14.2% in August, 2009 and has declined to 9.0% in the third quarter of 2013. From December 2007 to December 2009, the Case Shiller housing price index for southeast Michigan decreased 29.8%, and from that point, the index recovered 27.5% as of August 2013. These economic improvements have resulted in asset quality and earnings improvements at the Bank. Problem assets declined $53.9 million, or 34.7% from 2010 to September 2013 and net charge offs decreased from 3.36% of loans in 2009 to 0.64% through the first three quarters of 2013, annualized. The improvement in asset quality has enabled the Bank to reduce its allowance for loan losses 21.0% over the same period. The asset quality improvement has led to an improvement in earnings for the Company, which has posted nine consecutive quarterly profits and has positive cumulative earnings for twelve quarters. Prior to 2008, the Company had consistently strong financial performance, and since its incorporation has not had any net operating loss carry forwards expire unused. Throughout the recent economic challenges, the Company maintained strong core earnings and only experienced losses recently due to high credit related costs. With the asset quality improving and credit costs returning to normal levels, the Company expects its profits to continue to grow for the foreseeable future. The Company operates thorough and detailed Asset/Liability Management and budgeting models and has historically been able to accurately forecast its earnings. The current five year financial projections indicate that the Company will be able to utilize a all of its net operating loss carry forwards, making it “more likely than not” that the Company will be able to realize its deferred tax assets. Based on its evaluation of the positive and negative evidence, the Company elected to eliminate its deferred tax asset valuation allowance by recording a tax benefit of $18.8 million as of September 30, 2013.

Liquidity and Capital
The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of September 30, 2013, the Bank utilized $12 million of its authorized limit of $265 million with the Federal Home Loan Bank of Indianapolis, none of its $10 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, and none of its $25 million of federal funds line with a correspondent bank. The Company periodically draws on its overdraft line and fed funds line to ensure that funding will be available if needed.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first nine months of 2013 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $100.8 million at September 30, 2013 and $83.6 million at December 31, 2012. The increases in common stock and retained earnings of $1.9 million and $23.9 million, respectively, were partially offset by an increase of $8.5 million in the Accumulated Other Comprehensive Loss (AOCL). Longer term market interest rates increased sharply in the middle of 2013, causing a decrease in the value of our securities that are classified as Available For Sale. The increase in the unrealized loss on AFS securities caused the increase in AOCL. Total equity increased $17.3 million and total assets decreased $70.5 million, so the ratio of equity to assets increased sharply to 8.42% at September 30, 2013 from 6.59% at December 31, 2012.

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

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of September 30, 2013:
Total Capital to Risk-Weighted Assets
Consolidated	$98,419	12.74%	$77,265	10%
Monroe Bank & Trust	97,112	12.59%	77,138	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	88,669	11.48%	46,359	6%
Monroe Bank & Trust	87,343	11.32%	46,283	6%
Tier 1 Capital to Average Assets
Consolidated	88,669	7.57%	58,578	5%
Monroe Bank & Trust	87,343	7.46%	58,539	5%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital to Risk-Weighted Assets
Consolidated	$89,615	11.53%	$77,691	10%
Monroe Bank & Trust	88,992	11.46%	77,623	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	79,776	10.27%	46,615	6%
Monroe Bank & Trust	79,113	10.19%	46,574	6%
Tier 1 Capital to Average Assets
Consolidated	79,776	6.43%	62,041	5%
Monroe Bank & Trust	79,113	6.38%	62,008	5%

On July 12, 2010, the Bank entered into a Consent Order with its state and federal regulators. While the Bank is under the Consent Order, it is classified as “adequately capitalized” even though its ratios meet the “well capitalized” guidelines. The Consent Order requires the Bank to raise its Tier 1 Leverage ratio to 9% and its Total Risk Based Capital Ratio to 12%. As of September 30, 2013, the Bank is in compliance with the Total Risk Based Capital Ratio requirement but not in compliance with the Tier 1 Leverage Ratio requirement of the Consent Order. The table below indicates the amount of capital the Bank needed to be in compliance with the Consent Order as of September 30, 2013:

	Actual Capital		Minimum Capital Required by Consent Order		Additional Capital Required to Comply with
	Amount	Ratio	Amount	Ratio	Consent Order
Tier 1 Capital to Average Assets	$87,343	7.46%	$105,369	9%	$18,026

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first nine months of 2013, the Bank’s interest rate risk has remained within its policy limits.

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

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2013, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MBT Financial Corp.
(Registrant)

November 14, 2013	By	/s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President &
Chief Executive Officer

November 14, 2013	By	/s/ John L. Skibski
Date	John L. Skibski
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