Form 10-K
period 2013-12-31
MBT FINANCIAL CORP
filed 2014-03-14
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☐           Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES ☐   NO ☑

As of June 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $65.9 million based on the closing sale price as reported on the NASDAQ Global Select system.

As of March 14, 2014, there were 21,263,584 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders of MBT Financial Corp. to be held on May 1, 2014 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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

The Bank’s primary market area is Monroe County, Michigan. According to the most recent market data, there are ten deposit taking/lending institutions competing in the Bank’s market. According to the most recent FDIC Summary of Deposits, the Bank ranks first in market share in Monroe County with 50.31% of the market. In 2001, the Bank began expanding into Wayne County, Michigan, and currently ranks thirteenth out of twenty-seven institutions operating in Wayne County with a market share of 0.35%. For the combined Monroe and Wayne County market, the Bank ranks sixth of twenty-eight institutions with a market share of 2.41%.

Supervision and Regulation

General
As a bank holding company, we are required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve” or “Federal Reserve Board.”) The Bank is a Michigan state chartered commercial bank and is not a member of the Federal Reserve, and therefore, is regulated and supervised by the Commissioner of the Michigan Department of Insurance and Financial Services (“Michigan DIFS”) and the Federal Deposit Insurance Corporation (“FDIC”).  The Michigan DIFS and the FDIC conduct periodic examinations of the Bank.  The Bank is also a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and subject to its regulations.  The deposits of the Bank are insured under the provisions of the Federal Deposit Insurance Act by the FDIC to the fullest extent provided by law. The Corporation is also subject to regulation by the Securities and Exchange Commission (the “SEC”) by virtue of its status as a public company.

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

The Corporation and/or its subsidiary are required to file various reports with, and is subject to examination by regulators, including the FRB, the FDIC and DIFS. The FRB, FDIC and DIFS have the authority to issue orders to bank holding companies and/or banks to cease and desist from certain banking practices and violations of conditions imposed by, or violations of agreements with, the FRB, FDIC and DIFS. Certain of the Corporation's and/or its banking subsidiary regulators are also empowered to assess civil money penalties against companies or individuals in certain situations, such as when there is a violation of a law or regulation. Applicable state and federal law also grant certain regulators the authority to impose additional requirements and restrictions on the activities of the Corporation and or its banking subsidiary and, in some situations, the imposition of such additional requirements and restrictions will not be publicly available information.

Recent Regulatory Enforcement Actions
On July 12, 2010, the Bank entered into a stipulation and consent to the issuance of a consent order (the “Consent Order”) with the FDIC and the Michigan DIFS. The Consent Order became effective July 22, 2010 and requires the following:

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

•	The Bank may not declare or pay any dividend without the prior written consent of the Regional Director of the FDIC and the Chief Deputy Commissioner of DIFS.
•	Prior to the submission of all Reports of Condition and Income required by the FDIC, the Bank’s board must review the adequacy of the allowance for loan and lease losses.
•	Within 60 days of the effective date of the Consent Order, the Bank is to adopt a written profit plan and comprehensive budget for 2010 and 2011.
•	The Bank is required to provide its shareholder with a copy of the Consent Order. The Bank’s sole shareholder is the Registrant.

•	Within 30 days of the effective date of the Consent Order, the Bank’s board of directors shall have in place a program for monitoring compliance with the Consent Order.
•
While the Consent Order is in effect, the Bank shall furnish quarterly progress reports detailing the actions taken to secure compliance with the Consent Order and the results thereof to the FDIC and DIFS.

As of December 31, 2013, the Bank has achieved all of the requirements of the Consent Order except for the Tier 1 Leverage ratio target. A failure to achieve and maintain the capital ratio targets referred to in the Consent Order may result in further adverse regulatory actions, including the imposition of additional restrictions under the FDIC’s Prompt Corrective Action regulations.

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

The Dodd-Frank Act is aimed, in part, at accountability and transparency in the financial system and includes numerous provisions that apply to and/or could impact the Corporation and its banking subsidiary. The Dodd-Frank Act implements changes that, among other things, affect the oversight and supervision of financial institutions, provide for a new resolution procedure for large financial companies, create a new agency responsible for implementing and enforcing compliance with consumer financial laws, introduce more stringent regulatory capital requirements, effect significant changes in the regulation of over the counter derivatives, reform the regulation of credit rating agencies, implement changes to corporate governance and executive compensation practices, incorporate requirements on proprietary trading and investing in certain funds by financial institutions (known as the "Volcker Rule"), require registration of advisers to certain private funds, and effect significant changes in the securitization market. In order to fully implement many provisions of the Dodd-Frank Act, various government agencies, in particular banking and other financial services agencies are required to promulgate regulations. Set forth below is a discussion of some of the major sections the Dodd-Frank Act and implementing regulations that have or could have a substantial impact on the Corporation and its banking subsidiary. Due to the volume of regulations required by the Dodd-Frank Act, not all proposed or final regulations that may have an impact on the Corporation or its banking subsidiary are necessarily discussed.

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

The Corporation is presently a “smaller reporting company” as defined by SEC regulations and is therefore exempt presently from some of the provisions noted above regarding compensation disclosures. As a smaller reporting company, the Company was required to comply with say on pay and say on frequency shareholder proposal requirements beginning with its 2013 Annual Meeting of Shareholders.

Basel III
Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. In July 2013, the Federal Reserve Board released interim final rules regarding implementation of the Basel III regulatory capital rules for U.S. banking organizations. The interim final rules address a significant number of outstanding issues and questions regarding how certain provisions of Basel III are proposed to be adopted in the United States. Key provisions of the proposed rules include the total phase-out from Tier 1 capital of trust preferred securities with grandfathering for bank holding companies with less than $15 billion in assets, a capital conservation buffer of 2.5% above minimum capital ratios, inclusion of accumulated other comprehensive income in Tier 1 common equity, inclusion in Tier 1 capital of perpetual preferred stock, and an effective minimum Tier 1 common equity ratio of 7.0%.

Bank Regulation
Michigan banks are regulated and supervised by the Commissioner of the Michigan DIFS and as a state non-member the Bank is regulated and supervised by the FDIC.  Summarized below are some of the more important regulatory and supervisory laws and regulations applicable to the Bank.

Business Activities. The activities of state banks are governed by state as well as federal law and regulations. These laws and regulations delineate the nature and extent of the investments and activities in which state institutions may engage.

Loans to One Borrower. Michigan law provides that a Michigan commercial bank may not provide loans or extensions of credit to a person in excess of 15% of the capital and surplus of the bank. The limit, however, may be increased to 25% of capital and surplus if approval of two-thirds of the Bank’s board of directors is granted. At December 31, 2013, the Bank’s regulatory limit on loans to one borrower was $13.887 million or $23.145 million for loans approved by two-thirds of the Board of Directors. If the Michigan DIFS determines that the interests of a group of more than one person, co-partnership, association or corporation are so interrelated that they should be considered as a unit for the purpose of extending credit, the total loans and extensions of credit to that group are combined. At December 31, 2013, the Bank did not have any loans with one borrower that exceeded its regulatory limit.

At December 31, 2013, loans that had high loan to value ratios at origination were quantified by management and represented less than 10% of total outstanding loans as of the balance sheet date. Additionally, management quantified all loans (mortgage, consumer and commercial) that required interest only payments as of the balance sheet date and determined that these types of loans were less than 10% of total loans outstanding at December 31, 2013. Based on these facts, management concluded no concentrations of credit risk existed at December 31, 2013.

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

Federal law also affects the ability of a Michigan commercial bank to pay dividends. The FDIC’s prompt corrective action regulations prohibit an insured depository institution from making capital distributions, including dividends, if the institution has a regulatory capital classification of “undercapitalized,” or if it would be undercapitalized after making the distribution.  The FDIC may also prohibit the payment of dividends if it deems any such payment to constitute an unsafe and unsound banking practice.  Under the terms of the Consent Order issued by the FDIC and the Michigan DIFS, the Bank is prohibited from paying dividends without the consent of the FDIC and Michigan DIFS.

Michigan DIFS Assessments.  Michigan commercial banks are required to pay supervisory fees to the Michigan DIFS to fund the operations of the Michigan DIFS. The amount of supervisory fees paid by a bank is based upon a formula involving the bank’s total assets, as reported to the Michigan DIFS.

State Enforcement.  Under Michigan law, the Michigan DIFS has broad enforcement authority over state chartered banks and, under certain circumstances, affiliated parties, insiders, and agents. If a Michigan commercial bank does not operate in accordance with the regulations, policies and directives of the Michigan DIFS or is engaging, has engaged or is about to engage in an unsafe or unsound practice in conducting the business of the bank, the Michigan DIFS may issue and serve upon the bank a notice of charges with respect to the practice or violation. The Michigan DIFS enforcement authority includes: cease and desist orders, receivership, conservatorship, removal and suspension of officers and directors, assessment of monetary penalties, emergency closures, liquidation and the power to issue orders and declaratory rulings.

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

Capital Requirements. Under FDIC regulations, federally-insured state-chartered banks that are not members of the Federal Reserve (“state non-member banks”), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC not to be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is principally composed of the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships). As of December 31, 2013, the Tier 1 capital to average total assets ratio for the Bank was 8.48%.

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

The FDIC has adopted a regulation providing that it will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. For more information about interest rate risk, see “Management’s Discussion and Analysis - Quantitative and Qualitative Disclosures about Market Risk.”

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized"), and all institutions are assigned one such category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed.  At December 31, 2013, the Bank’s regulatory capital classification was “adequately capitalized.” Although the Bank’s nominal capital ratios are above those required to be considered “well capitalized”, the existence of a written agreement with the FDIC limits the Bank’s capital classification to “adequately capitalized.”

For further discussion regarding the Corporation’s regulatory capital requirements, see Note 13 to the 2013 Consolidated Financial Statements.

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

Federal Home Loan Bank.  The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”), one of the 12 regional Federal Home Loan Banks. The FHLBI provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLBI, is required to acquire and hold shares of capital stock in the FHLBI in an amount equal to at least 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLBI, whichever is greater. The Bank was in compliance with this requirement and its investment in FHLBI stock at December 31, 2013 was $10.6 million. The FHLB Banks function as a central reserve bank by providing credit for financial institutions throughout the United States. Advances are generally secured by eligible assets of a member, which include principally mortgage loans and obligations of, or guaranteed by, the U.S. government or its agencies. Advances can be made to the Bank under several different credit programs of the FHLBI. Each credit program has its own interest rate, range of maturities and limitations on the amount of advances permitted based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

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

Employees
MBT Financial Corp. has no employees other than its three officers, each of whom is also an employee and officer of Monroe Bank & Trust and who serve in their capacity as officers of MBT Financial Corp. without compensation. As of December 31, 2013, Monroe Bank & Trust had 367 full-time employees and 14 part-time employees.  Monroe Bank & Trust provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services, and a 401(k) plan.

Executive Officers of the Registrant
NAME	AGE	POSITION
H. Douglas Chaffin	58	President & Chief Executive Officer
Donald M. Lieto	58	Executive Vice President, Senior Administration
		Manager, Monroe Bank & Trust
Scott E. McKelvey	54	Executive Vice President, Regional President
		Wayne County, Monroe Bank & Trust
		Secretary, MBT Financial Corp.
Audrey Mistor	56	Executive Vice President, Wealth Management
		Group Manager
Thomas G. Myers	57	Executive Vice President & Chief
		Lending Manager, Monroe Bank & Trust
John L. Skibski	49	Executive Vice President & Chief
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

H. Douglas Chaffin was President & Chief Executive Officer in each of the last five years. Donald M. Lieto was Executive Vice President, Senior Administration Manager in each of the last five years. Scott E. McKelvey was Executive Vice President, Senior Wealth Management Officer in 2009-2013 and became Executive Vice President, Regional President Wayne County in 2013. Audrey Mistor was Senior Vice President, Community President in 2009-2013 and became Executive Vice President, Wealth Management Group Manager in 2013. Thomas G. Myers was Executive Vice President & Chief Lending Manager in each of the last five years. John L. Skibski was Executive Vice President & Chief Financial Officer in each of the last five years.

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

Item 4. Mine Safety Disclosures
Not Applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters, and Issuer Purchases of Equity Securities

Common stock consists of 20,605,493 shares with a book value of $5.37. No dividends were declared on common stock during 2013.  The common stock is traded on the NASDAQ Stock Market under the symbol MBTF.  Below is a schedule of the high and low trading price for the past two years by quarter. These prices represent those known to Management, but do not necessarily represent all transactions that occurred.

	2013		2012
	High	Low	High	Low
1st quarter	$4.37	$2.35	$2.50	$0.96
2nd quarter	$4.20	$3.46	$3.70	$1.82
3rd quarter	$4.30	$3.53	$3.10	$2.57
4th quarter	$4.49	$3.57	$2.98	$2.21

No dividends were declared during the past three years.

As of December 31, 2013, the number of holders of record of the Corporation’s common shares was 1,181.  The payment of future cash dividends is at the discretion of the Board of Directors and is subject to a number of factors, including results of operations, general business conditions, growth, financial condition, and other factors deemed relevant. Further, the Corporation’s ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the sections captioned “Recent Regulatory Enforcement Actions” and “Bank Regulation-Dividends” in Item 1 above. Given the Corporation’s operating results and need to raise additional capital, Management’s expectation is that the payment of dividends will continue to be suspended for the foreseeable future.

Item 6. Selected Financial Data

The selected financial data for the five years ended December 31, 2013 are derived from the audited Consolidated Financial Statements of the Corporation. The financial data set forth below contains only a portion of our financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Selected Consolidated Financial Data

Dollar amounts are in thousands,
except per share data	2013	2012	2011	2010	2009
Consolidated Statements of Income
Interest Income	$39,238	$44,535	$49,560	$56,586	$71,004
Interest Expense	6,037	9,886	14,433	19,758	29,989
Net Interest Income	33,201	34,649	35,127	36,828	41,015
Provision for Loan Losses	2,200	7,350	13,800	20,500	36,000
Net Interest Income after Provision for Loan Losses	31,001	27,299	21,327	16,328	5,015
Other Income	15,931	16,437	18,230	19,436	10,480
Other Expenses	39,508	38,694	42,819	44,480	49,774
Income (Loss) before provision for (benefit from) Income Taxes	7,424	5,042	(3,262)	(8,716)	(34,279)
Provision for (benefit from) Income Taxes	(18,113)	(3,503)	500	3,183	(102)
Net Income (Loss)	$25,537	$8,545	$(3,762)	$(11,899)	$(34,177)

Per Common Share
Basic Net Income (Loss)	$1.43	$0.49	$(0.22)	$(0.72)	$(2.11)
Diluted Net Income (Loss)	1.41	0.49	(0.22)	(0.72)	(2.11)
Cash Dividends Declared	-	-	-	-	0.02
Book Value at Year End	5.37	4.80	4.38	4.29	5.04

Average Common Shares Outstanding	17,882,070	17,332,012	17,270,528	16,498,734	16,186,478

Consolidated Balance Sheets (Year End)
Total Assets	$1,222,682	$1,268,595	$1,238,027	$1,259,377	$1,383,369
Total Securities	440,407	443,158	400,868	325,000	356,865
Total Loans	597,590	627,249	679,475	752,887	848,979
Allowance for Loan Losses	16,209	17,299	20,865	21,223	24,063
Deposits	1,069,718	1,048,830	1,022,310	1,031,893	1,031,791
Borrowings	27,000	122,000	127,000	143,500	258,500
Total Shareholders' Equity	110,608	83,574	75,711	73,998	81,764

Selected Financial Ratios
Return on Average Assets	2.12%	0.69%	-0.30%	-0.92%	-2.36%
Return on Average Equity	28.78%	11.03%	-5.11%	-14.06%	-29.53%
Net Interest Margin	2.98%	3.02%	3.07%	3.10%	3.06%
Dividend Payout Ratio	0.00%	0.00%	0.00%	0.00%	-0.95%
Allowance for Loan Losses to Period End Loans	2.71%	2.75%	3.07%	2.82%	2.83%
Allowance for Loan Losses to Non Performing Loans	28.84%	24.78%	27.63%	25.98%	27.94%
Non Performing Loans to Period End Loans	9.39%	11.10%	11.10%	10.84%	10.13%
Net Charge Offs to Average Loans	0.54%	1.65%	1.97%	2.89%	3.36%

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

The national economic recovery is continuing slowly, and the pace of improvement in economic conditions in southeast Michigan is improving. Local unemployment rates improved during 2013, and are now comparable to the state and national averages, but remain above the historical norms. Commercial and residential development property values continue to show some stability with some areas improving slightly. Our total problem assets, which include nonperforming loans, other real estate owned, non-accrual investments, and performing loans that are internally classified as potential problems, decreased $30.7 million, or 24.5% during 2013. The improvement in our asset quality over the past year, the decrease in our net charge offs from $10.9 million in 2012 to $3.3 million in 2013, and the decrease in our total loans outstanding allowed us to decrease our Allowance for Loan and Lease Losses (ALLL) from $17.3 million to $16.2 million in 2013. The portfolio of loans held for investment decreased $29.7 million during the year, and the ALLL as a percent of loans decreased from 2.75% to 2.71%. Local property values and the unemployment rate have stabilized over the past two years and the pace of the recovery in our local markets improved in 2013. Although the recovery is continuing, it is still tenuous, and we will continue to focus our efforts on improving asset quality and strengthening capital in 2014. We also plan to focus on growing our loan portfolio and increasing revenue.

Net Interest Income decreased $1,448,000 in 2013 compared 2012 as the average earning assets decreased $32.6 million, or 2.8% and the net interest margin decreased from 3.02% to 2.98%. The provision for loan losses decreased from $7.35 million in 2012 to $2.2 million in 2013. Decreases in the historical loss rates, the size of the loan portfolio, and the amount of specific allocations during 2013 decreased the amount of ALLL required. As a result, we were able to record a provision that was smaller than the net charge offs for the year. Non-interest income decreased $0.5 million or 3.1%, primarily due to a decrease in gains on securities transactions. Non-interest expenses increased $0.8 million, or 2.1% primarily due to higher salary and benefits costs in 2013, partially offset by lower credit related costs. We expect credit related expenses to continue to improve in 2014. In addition, in 2013 the Company recorded a tax benefit of $18.8 million to eliminate the remaining valuation allowance on our deferred tax asset and we recorded a tax expense of $0.7 million for the tax expense on our fourth quarter 2013 income.

Critical Accounting Policies - The Bank’s Allowance for Loan Losses is a “critical accounting estimate” because it is an estimate that is based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Corporation’s financial condition. These assumptions include, but are not limited to, collateral values and the effect of economic conditions on the financial condition of the Bank’s borrowers. To determine the Allowance for Loan Losses, the Bank estimates losses on all loans that are not classified as non-accrual or renegotiated by applying historical loss rates, adjusted for environmental factors, to those loans. This portion of the analysis utilizes the loss history for the most recent twelve quarters, adjusted for qualitative factors including recent delinquency rates, real estate values, and economic conditions. In addition, all loans over $250,000 that are nonaccrual and all loans that are renegotiated are individually tested for impairment. Impairment exists when the carrying value of a loan is greater than the realizable value of the collateral pledged to secure the loan or the present value of the cash flow of the loan. Any amount of monetary impairment is included in the Allowance for Loan Losses. Management is of the opinion that the Allowance for Loan Losses of $16,209,000 as of December 31, 2013 was adequate.

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

Income tax accounting standards require companies to assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all evidence using a “more likely than not” standard. We reviewed our deferred tax asset, considering both positive and negative evidence and analyzing changes in near term market conditions as well as other factors that may impact future operating results. Significant negative evidence is our net operating losses for 2008 through 2011, combined with a challenging economic environment consisting of slowly improving unemployment and a fragile economic recovery in southeast Michigan. Positive evidence includes our history of strong earnings prior to 2008, our strong capital position, our steady net interest margin, our non interest expense control initiatives, our ten consecutive quarterly profits, and our forecasted profits for the foreseeable future. As of December 31, 2011, we maintained a valuation allowance equal to the full amount of our $24.2 million deferred tax asset. Our analysis of the evidence in December 2012 indicated that we would be able to utilize a portion of our deferred tax asset and we recorded a tax benefit of $5.0 million in 2012 to reduce the valuation allowance. Based on our most recent analysis of all evidence available, both positive and negative, we believe that it is more likely than not that we will be able to utilize the entire deferred tax asset. Accordingly, we reversed our valuation allowance and recorded a tax benefit of $18.8 million in the third quarter of 2013.

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

Recent Accounting Pronouncements – No recent accounting pronouncements are expected to have a significant impact on the Corporation’s financial statements. Accounting Standards Update 2013-02 (ASU 2013-02), “Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” was issued in February 2013. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for interim and annual periods beginning on or after December 15, 2012. The Company adopted ASU 2013-02 on January 31, 2013.

Accounting Standards Update 2014-04 (ASU 2014-04), “Receivables – Troubled Debt Restructurings by Creditors – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” was issued in January 2014. ASU 2014-04 clarifies that an in substance foreclosure repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. ASU 2014-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of ASU 2014-04 by the Company is not expected to have a material impact.

Results of Operations

Comparison of 2013 to 2012 – The Company reported a Net Profit of $25.5 million in 2013, compared to the Net Profit of $8.5 million in 2012 mainly due to the increase of $14.6 million in the Benefit From Income Taxes caused by the elimination of the remaining deferred tax asset valuation allowance in 2013. The Income Before Provision for Taxes increased $2.4 million, or 47.2%, primarily due to the reduction in the Provision for Loan Losses, which exceeded the reductions in net interest income and non-interest income and the increase in non-interest expenses. The primary source of earnings for the Bank is its net interest income, which decreased $1.4 million, or 4.2% compared to 2012. Net interest income decreased as the net interest margin decreased from 3.02% to 2.98% and the average earning assets decreased 2.8%. The historically low interest rate environment inhibits the Company’s ability to further reduce rates paid on deposits and reduce funding costs on pace with the yields on interest earning assets. Earning assets decreased during 2013 as the Company decreased its use of non-deposit funding by paying off $95 million of maturing Federal Home Loan Bank borrowings in the second quarter. Interest income decreased $5.3 million during 2013 as the yield on earnings assets decreased from 3.89% to 3.53%, the amount of average earning assets was decreased from $1.14 billion to $1.11 billion. Interest expense decreased $3.8 million compared to 2012 as the average amount of interest bearing liabilities decreased $57.9 million and the cost of the interest bearing liabilities decreased from 1.01% in 2012 to 0.65% in 2013. The decrease in the average interest bearing liabilities and the average cost of funds was due to the repayment of $95 million in Federal Home Loan Bank borrowings in the second quarter of 2013. The average cost of the borrowings that were repaid was 2.57%.

The Provision for Loan Losses decreased 70.1% from $7.35 million in 2012 to $2.2 million in 2013 as the amount of net charge offs decreased from $10.9 million in 2012 to $3.3 million in 2013. The improving economic conditions and continued high credit standards and collection efforts contributed to the decrease in charge offs. The net charge offs exceeded the provision by $1.1 million, causing a decrease of that amount in our Allowance for Loan Losses. The Allowance as a percent of loans decreased from 2.75% as of December 31, 2012 to 2.71% as of December 31, 2013 as the Allowance decreased by 6.3% while the loan portfolio decreased by 4.7%.

Other Income decreased 3.1% from $16.4 million in 2012 to $15.9 million in 2013. Wealth Management income increased $323,000, or 8.0% as improvement in market values of financial assets led to an increase in assets under management. Security gains decreased $856,000 as the Bank realized less gains on sales of securities in 2013 as market interest rates moved higher. Mortgage loan origination income decreased 22.2% from 2012 to 2013 as refinance activity decreased due to the increase in interest rates. Other non-interest income increased $424,000 from 2012 to 2013 mainly due to increases of $291,000 in rental income on OREO properties and $114,000 in investment services commissions.

Other expenses increased $814,000, or 2.1% in 2013 compared to 2012. Salaries and benefits expense increased $1.2 million, or 5.9% as salaries increased $0.4 million due to increases in salary rates and the number of employees, the resumption of the officers’ incentive plan in 2013 caused an increase of $0.9 million, and benefits expense decreased $0.1 million. Occupancy expense increased $376,000 or 14.0% mainly due to an increase in maintenance costs due to an increase in the environmental cleanup costs at our Temperance branch location. Completion of this project was delayed by wetter than normal weather in the summer of 2013, and we accrued additional expense for the estimated costs to complete the work in 2014. Professional fees decreased 13.2% from $2.3 million in 2012 to $2.0 million in 2013 as a decrease in legal fees due to reduced collection activity and lower accounting and legal fees related to the ongoing IRS audit. Losses on Other Real Estate Owned increased $364,000, or 33.8% as several properties were liquidated at auctions. Maintenance, insurance, and property tax costs on OREO properties decreased $495,000 or 33.1% due to the reduction in properties owned.

The Company’s net income for 2013, before provision for income taxes, was $7.4 million, an increase of $2.4 million compared to the pretax income of $5.0 million in 2012. In 2013 we recorded a tax benefit of $18.8 million to eliminate the remaining valuation allowance on our deferred tax asset and we recorded a tax expense of $0.7 million for the tax expense on our fourth quarter 2013 income. In 2012 we recorded a tax benefit of $5.0 million to reverse a portion of the valuation allowance on our deferred tax asset and a tax expense of $1.5 million to accrue for an estimated adjustment to our 2009 tax return resulting from the ongoing IRS audit of the Company’s tax returns filed for its 2004, 2005, 2007, 2008, 2009, and 2010 tax years. The total tax recorded in 2013 was a benefit of $18.1 million, for an effective tax rate of (244%). The total tax recorded in 2012 was a benefit of $3.5 million, for an effective rate of (69.5%). The net income in 2013 was $25.5 million, an improvement of $17.0 million compared to the net income of $8.5 million in 2012.

Comparison of 2012 to 2011 – The Company recorded a Net Profit of $8.5 million in 2012, compared to the Net Loss of $3.8 million in 2011 mainly due to the decrease of $6.45 million in the Provision for Loan Losses, a $5.0 million reduction in the valuation allowance on our deferred tax asset (which net of our current provisions resulted in a decrease of $4.0 million in federal income tax expense), and the decrease of $4.1 million in non-interest expenses. The primary source of earnings for the Bank is its net interest income, which decreased $0.5 million, or 1.4% compared to 2011. Net interest income decreased as the net interest margin decreased from 3.07% to 3.02% and the average earning assets increased less than 0.1%. Earning assets were little changed during 2012 as loan demand remained weak and Management continued its efforts to improve the Bank’s capital ratios by restricting asset growth. Interest income decreased $5.0 million during 2012 as the yield on earnings assets decreased from 4.33% to 3.89%, while the amount of earning assets was essentially unchanged at $1.14 billion. Interest expense decreased $4.5 million compared to 2011 as the average amount of interest bearing liabilities decreased $29.4 million and the cost of the interest bearing liabilities decreased from 1.43% in 2011 to 1.01% in 2012. The decrease in the average cost of funds was due to the historically low level of market interest rates throughout the year and because the outstanding balances of interest bearing liabilities shifted from higher cost borrowed funds, certificates of deposit, and money market deposits to lower cost savings and interest bearing demand deposits.

The Provision for Loan Losses decreased 46.7% from $13.8 million in 2011 to $7.35 million in 2012 as the amount of net charge offs decreased from $14.2 million in 2011 to $10.9 million in 2012. The slowly improving economic conditions and continued high credit standards and collection efforts contributed to the decrease in charge offs. The net charge offs exceeded the provision by $3.6 million, causing a decrease of that amount in our Allowance for Loan Losses. The Allowance as a percent of loans decreased from 3.07% as of December 31, 2011 to 2.75% as of December 31, 2012 as the Allowance decreased by 17.1% while the loan portfolio decreased by 7.7%.

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

Earnings for the Bank are usually highly reflective of the Net Interest Income. In 2008, during the economic crisis, the Federal Open Market Committee (FOMC) of the Federal Reserve lowered the fed funds rate target to 0-0.25%, where it remained through 2013 and into 2014. The yield curve shape became steeply, positively sloped in 2009 and through 2010. Due to continued high unemployment and the absence of inflation, the Fed extended its quantitative easing program through 2012 in an attempt to keep longer term market rates low and encourage borrowing, which reduced the slope from the yield curve. Labor markets began to gain strength in 2012 and into 2013, and the fed began to taper its securities purchases in 2013, which caused an increase in longer term market interest rates and an increase in the slope of the yield curve in the second half of 2013. Loan and investment yields follow long term market yields, and the yield on our loans decreased from 5.53% in 2011 to 5.30% in 2012 and 4.96% in 2013. The yields on our investment securities also decreased each year, from 2.31% in 2011 to 1.96% in 2012 and 1.76% in 2013. In the current environment of low interest rates and low, but increasing, loan demand, we have been maintaining our investment portfolio in shorter duration securities and cash reserves. This liquidity will help us fund loan growth and benefit from increases in interest rates, but it currently is contributing to the low investment yields. Funding costs are more closely tied to the short term rates, and the average cost of our deposits decreased from 1.04% in 2011 to 0.62% in 2012 and to 0.41% in 2013. Borrowed funds costs are primarily based on the 3 month LIBOR, which increased late in 2011 before decreasing slightly in 2012 and 2013. As a result our average cost of borrowed funds increased from 2.76% in 2011 to 2.85% in 2012 and decreased to 2.73% in 2013. This caused our net interest margin to decrease from 3.07% in 2011 to 3.02% in 2012 and to 2.98% in 2013. The average cost of interest bearing deposits was 0.50%, 0.74%, and 1.22%, for 2013, 2012, and 2011, respectively. The following table shows selected financial ratios for the same three years.

	2013	2012	2011
Return on Average Assets	2.12%	0.69%	-0.30%
Return on Average Equity	28.78%	11.03%	-5.11%
Dividend Payout Ratio	0.00%	0.00%	0.00%
Average Equity to Average Assets	7.36%	6.27%	5.84%

Balance Sheet Activity – Compared to 2012, the total assets of the Company decreased $45.9 million, or 3.6%. The decrease was the result of repayment of non-deposit funding, which decreased $95 million. The decrease in borrowed funds was offset by increases of $20.9 million in deposits and 27.0 million in stockholders’ equity. We continued to reduce our non-core funding, and in 2013 $7.6 million in brokered certificates of deposit and $95.0 million in Federal Home Loan Bank advances matured and were not replaced. We reduced our total brokered CDs from $16.3 million at December 31, 2012 to $8.7 million at December 31, 2013. Loan demand improved in 2013, but it was not sufficient to replace the amount of principal payments received and charge offs during the year. As a result, total loans held for investment decreased $29.7 million, or 4.7%. We expect the loan portfolio to continue to stabilize in the first quarter of 2014 before beginning to increase before the end of the year. Although deposit funding increased and loans decreased, the decrease in borrowed funds led to a decrease of $37.5 million in our cash and investment securities. The investment portfolio primarily consists of mortgage backed securities issued by GNMA, and debt securities issued by U.S government agencies and states and political subdivisions. Due to the low interest rate environment and our anticipated cash needs for 2014, we are holding a large amount of our excess funds in cash and cash equivalents instead of investing it in securities. Capital increased $27.0 million, due to the earnings of $25.5 million and stock issuance of $12.3 million; partially offset by a reduction of $10.8 million in accumulated other comprehensive income that was caused by an increase in the unrealized losses on our available for sale investment securities.

Asset Quality - The Corporation uses an internal loan classification system as a means of tracking and reporting problem and potential problem credit assets. Loans that are rated one to four are considered “pass” or high quality credits, loans rated five are “watch” credits, and loans rated six and higher are “problem assets”, which includes non performing loans. Nonperforming assets include all loans that are 90 days or more past due, non-accrual loans, Other Real Estate Owned (OREO), and Troubled Debt Restructurings (TDRs). Asset quality began to weaken in 2007 and problem assets increased to $157.8 million, or 12.5% of total assets at December 31, 2010. From 2011 through 2013, economic conditions nationally and in southeast Michigan improved moderately. Although unemployment remains elevated, property values are recovering, economic activity is increasing, and problem assets decreased to $125.2 million, or 9.9% of total assets at December 31, 2012 and $94.5 million, or 7.7% of total assets at December 31, 2013.

The Corporation monitors the Allowance for Loan and Lease Losses (ALLL) and the values of the OREO each quarter, making adjustments when necessary. We believe that the ALLL adequately provides for the losses in the portfolio and that the reported OREO value is accurate as of December 31, 2013. We expect the recovery of the local economic environment to continue along with the rest of the country in 2014. This may result in continued improvement in employment and property values in our market area. Loans that were 30-89 days past due decreased from $15.6 million, or 2.29% of loans, as of December 31, 2011 to $12.4 million, or 1.98% of loans as of December 31, 2012 and to $6.5 million, or 1.09% of loans as of December 31, 2013. Delinquency is one of the indications of potential problems with a loan, and this second consecutive decrease in early delinquencies may be an indication that the problem asset level will continue to improve in 2014. We also expect the provision for loan losses to improve again in 2014.

Cash Flow – Cash flows provided by operations decreased compared to 2012 even though the net income increased from $8.5 million to $25.5 million. This occurred because the primary contributors to the improved earnings were the reduction in the provision for loan losses and the decrease in the deferred tax asset valuation allowance, and both of these are noncash items. Cash flows used from investing activities increased from ($2.5) million in 2012 to $12.5 million in 2013 because less of the cash generated by securities maturities and sales was reinvested into investment securities in 2013 as we used the cash for repayment of debt. Cash flows from financing activity decreased $83.9 million in 2013 due to an increase of $90.1 million in the repayment of borrowed funds and $5.6 million less growth in deposits. This increase in cash used for financing activities was partially offset by an increase of $11.8 million in stock issued. As a result, total cash and cash equivalents decreased $34.7 million in 2013 and the Company decreased its cash held at the Federal Reserve. Management believes that the Bank has adequate cash to fund its anticipated loan growth and deposit activity in 2014.

Deferred Tax Asset Valuation Allowance – ASC 740 guidance requires that a corporation assess whether a valuation allowance should be established against its deferred tax asset based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, the corporation should consider both positive and negative evidence and analyze changes in near term market conditions as well as other factors which may impact future operating results. The Company first established a valuation allowance of $13.8 million against its $17 million deferred tax asset effective December 31, 2009. The valuation allowance was increased to 100% of the $20.9 million deferred tax asset effective December 31, 2010. The valuation allowance was maintained at 100% of the deferred tax asset, which increased to $24.2 million during 2011. In 2012, the deferred tax asset increased to $24.9 million, but based on the two year budget and five year financial projections, the Company believed it would be able to utilize a sufficient amount of its net operating loss carry forwards to make it “more likely than not” it would be able to realize at least $5 million of its deferred tax assets. Therefore, the Company elected to reduce its deferred tax asset valuation allowance by $5 million as of December 31, 2012. In September 2013, after experiencing increasing positive evidence and decreasing negative evidence, the Company determined that it was more likely than not that it will utilize all of its net operating loss carry forwards and all of its deferred tax assets.

The negative evidence evaluated in 2013 consists primarily of the economic conditions and the Company’s financial results during the 2008-2010 period. In 2008, the southeast Michigan region led the nation into a prolonged recession due to weak sales in the automotive sector. In the years leading up to the recession, housing values increased rapidly, and when unemployment began to rise, the housing market suffered and real estate values declined. The decline in real estate values resulted in an abrupt reduction in mortgage loan originations and the ability of homeowners to use the equity in their homes to fund their spending. The Bank’s loan portfolio primarily consisted of loans secured by real estate, including residential and commercial development and 1-4 family residential property, and we experienced significant increases in defaults in these loans. Nonperforming loans as a percent of total loans increased from 3.39% as of December 2007 to 10.84% as of December 31, 2010, and net charge offs as a percent of average loans increased from 0.49% in 2007 to 2.89% in 2010. Due to the deterioration of the Bank’s loan portfolio, we needed to increase our allowance for loan losses from $13.8 million at the end of 2006 to $24.1 million at the end of 2009. This required an increase in our provision for loan losses from $11.4 million in 2007 to $36.0 million in 2009, and our net income decreased from a profit of $7.7 million in 2007 to a loss of $34.3 million in 2009.

The positive evidence evaluated in 2013 consists of the improvements in the economic conditions in 2011 through 2013, the improvements in the Bank’s asset quality and earnings in 2011, 2012, and 2013, the expectations of future earnings improvements for the Company, and the Company’s long history of strong financial performance prior to 2008. During the recession, the national unemployment rate increased from 5.0% at the end of 2007 to its peak of 10.0% in October, 2009. Since the recovery began, the national unemployment rate declined to 6.7% at the end of 2013. During the same period, the unemployment rate for Michigan increased from 7.2% to a high of 14.2% in August, 2009 and has declined to 8.3% at the end of 2013. From December 2007 to July 2009, the Case Shiller housing price index for southeast Michigan decreased 32.3%, and from that low point, the index recovered 30.4% as of December 2013. These economic improvements have resulted in asset quality and earnings improvements at the Bank. Problem assets declined $66 million, or 41% from 2010 to 2013 and net charge offs decreased 85.8% from $23.3 million in 2010 to $3.3 million in 2013. The improvement in asset quality has enabled the Bank to reduce its allowance for loan losses 22.3% over the same three year period. The asset quality improvement has led to an improvement in earnings for the Company, which has posted ten consecutive quarterly profits and has positive cumulative pretax earnings for sixteen quarters. Prior to 2008, the Company had consistently strong financial performance, and since its incorporation has not had any net operating loss carry forwards expire unused. Throughout the recent economic challenges, the Company maintained strong core earnings and only experienced losses recently due to high credit related costs. With the asset quality improving and credit costs returning to normal levels, the Company expects its profits to continue to grow for the foreseeable future. The Company operates thorough and detailed Asset/Liability Management and budgeting models and has historically been able to accurately forecast its earnings. The current two year budget and five year financial projections indicate that the Company will be able to utilize all of its net operating loss carry forwards to make it “more likely than not” that the Company will be able to realize all of its deferred tax assets. Based on its evaluation of the positive and negative evidence, the Company elected to eliminate its deferred tax asset valuation allowance as of September 30, 2013.

Liquidity and Capital - The Corporation has maintained sufficient liquidity to allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, a Federal funds line that has been established with a correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. The Federal Reserve Bank discount window, which also allows us to pledge securities and loans as collateral for borrowings, is only available to us under the secondary credit program, and therefore is no longer part of our liquidity planning process. As of December 31, 2013, the Bank utilized $12 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and none of its $25 million federal funds line with its correspondent bank.

Total stockholders’ equity of the Corporation was $110.6 million at December 31, 2013 and $83.6 million at December 31, 2012. The stockholders’ equity increased $27.0 million during the year, the ratio of equity to assets increased from 6.59% as of December 31, 2012 to 9.05% as of December 31, 2013. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These regulatory standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be “well capitalized” if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, the Leverage Capital Ratio is at least 5%, and the Bank is not subject to any written agreements or order issued by the FDIC pursuant to Section 8 of the Federal Deposit Insurance Act.

The following table summarizes the capital ratios of the Corporation:

			Minimum to be Well
	December 31, 2013	December 31, 2012	Capitalized
Tier 1 Leverage Ratio	8.61%	6.43%	5%
Tier 1 Risk based Capital	13.29%	10.27%	6%
Total Risk Based Capital	14.55%	11.53%	10%

At December 31, 2013 and December 31, 2012, the Bank exceeded the minimum capital ratios to be considered “well capitalized”. However, since July 22, 2010 the Bank has been operating under a Consent Order with the FDIC, and as of December 31, 2013 and December 31, 2012, the Bank was considered to be “Adequately Capitalized” under the regulatory standards. As an “Adequately Capitalized” institution, the Bank is not allowed to issue new brokered certificates of deposit or to replace maturing brokered certificates of deposit without a waiver from the FDIC. The Bank maintains a high level of liquidity and its balance sheet management strategy involves reducing the use of out of market funding, so the capital classification does not have an impact on the Bank’s operations. The Consent Order from the FDIC is a written agreement the Bank has with its regulators requiring, among other things, improvement in our capital ratios and asset quality.  As a part of this written agreement, the Bank agreed to take certain actions to improve the Bank's credit administration and developed a written plan to target a minimum Tier 1 Leverage Capital ratio of 9% and a Total Risked Based Capital ratio of 12%.

On December 23, 2013, the Company entered into securities purchase agreements (the “Purchase Agreements”) with Castle Creek Capital Partners IV, LP, an affiliate of Castle Creek Capital (“Castle Creek”), and Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P. (together, “Patriot” and, collectively with Castle Creek, the “Investors”) pursuant to which the Investors agreed to invest in private placement transactions an aggregate of $14.0 million in the Company in exchange for 3,294,118 newly issued shares of the Company’s no par value common stock (the “Common Stock”).  The Company received $7.00 million through the issuance and sale of 1,647,059 shares of Common Stock to Patriot, and $4.25 million through the issuance and sale of 1,000,000 shares of Common Stock to Castle Creek on December 23, 2013. Under the terms of the Purchase Agreements, Castle Creek, subject to certain regulatory terms and conditions, purchased an additional 647,059 shares in exchange for $2.75 million ($4.25 per share of Common Stock) on March 3, 2014.

The Bank’s Tier 1 Leverage Capital ratio increased from 6.38% at December 31, 2012 to 8.48% at December 31, 2013. The Total Risk Based Capital ratio increased from 11.46% at December 31, 2012 to 14.36% at December 31, 2013. The Company expects to attain the 9% Tier 1 Leverage Ratio target set forth in the Consent Order during 2014. As of December 31, 2013, the Bank’s Tier 1 Capital was $99.2 million, or 8.48% of its average total assets. The Bank needs $6.1 million in additional Tier 1 Capital, or a total of $105.3 million of Tier 1 to comply with the 9% Tier 1 Leverage ratio target required by the Consent Order.

The following table shows the investment portfolio for the last three years (000s omitted).

	Held to Maturity
	December 31, 2013		December 31, 2012		December 31, 2011
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agency and corporation obligations	$-	$-	$-	$-	$-	$-

Mortgage Backed Securities issued by U.S. Government Agencies	-	-	-	-	-	-

Securities issued by states and political subdivisions in the U.S.	34,346	34,539	38,286	39,630	35,364	35,812

Corporate Debt Securities	500	500	500	500	-	-

Total	$34,846	$35,039	$38,786	$40,130	$35,364	$35,812

Pledged securities	$25	$25	$335	$339	$1,111	$1,125

	Available for Sale
	December 31, 2013		December 31, 2012		December 31, 2011
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agency and corporation obligations (excluding mortgage-backed securities)	$277,383	$266,713	$222,099	$225,451	$161,483	$165,532

Mortgage Backed Securities issued by U.S. Government Agencies	97,168	96,526	127,082	129,818	156,883	160,168

Securities issued by states and political subdivisions in the U.S.	15,197	15,363	17,804	18,370	14,616	15,178

Trust Preferred CDO Securities	9,509	5,751	9,525	5,406	9,542	5,467

Corporate Debt Securities	7,967	8,071	11,961	12,077	6,070	5,979

Other domestic securities (debt and equity)	2,584	2,532	2,580	2,645	2,567	2,575

Total	$409,808	$394,956	$391,051	$393,767	$351,161	$354,899

Pledged securities	$108,454	$107,925	$131,678	$137,706	$131,616	$137,220

The following table shows average daily balances, interest income or expense amounts, and the resulting average rates for interest earning assets and interest bearing liabilities for the last three years. Also shown are the net interest income, total interest rate spread, and the net interest margin for the same periods.

	Years Ended December 31,
	2013			2012			2011
	Average	Interest		Average	Interest		Average	Interest
	Daily	Earned	Average	Daily	Earned	Average	Daily	Earned	Average
(Dollars in Thousands)	Balance	or Paid	Yield	Balance	or Paid	Yield	Balance	or Paid	Yield
Investments
Interest Bearing Balances Due From Banks	$57,200	$146	0.26%	$76,079	$195	0.26%	$58,558	$151	0.26%
Obligations of US Government Agencies	361,345	6,367	1.76%	332,119	6,944	2.09%	304,422	7,722	2.54%
Obligations of States & Political Subdivisions[1]	50,220	1,475	2.94%	48,355	1,552	3.21%	43,235	1,542	3.57%
Other Securities	30,286	780	2.58%	28,204	794	2.82%	20,720	433	2.09%
Total Investments	499,051	8,768	1.76%	484,757	9,485	1.96%	426,935	9,848	2.31%

Loans
Commercial	433,702	21,455	4.95%	459,797	24,423	5.31%	495,581	27,380	5.52%
Mortgage	167,320	7,848	4.69%	186,778	9,239	4.95%	204,311	10,469	5.12%
Consumer	12,824	1,167	9.10%	14,125	1,388	9.83%	17,880	1,863	10.42%
Total Loans[2]	613,846	30,470	4.96%	660,700	35,050	5.30%	717,772	39,712	5.53%

Federal Funds Sold	-	-	n/a	-	-	n/a	41	-	n/a
Total Interest Earning Assets	1,112,897	39,238	3.53%	1,145,457	44,535	3.89%	1,144,748	49,560	4.33%

Cash & Non Interest Bearing Due From Banks	14,756			18,187			18,207
Interest Receivable and Other Assets	89,734			77,524			86,614
Total Assets	$1,217,387			$1,241,168			$1,249,569

Savings Accounts	$159,308	$88	0.06%	$141,949	$194	0.14%	$121,378	$219	0.18%
Interest Bearing DDA & NOW Accounts	217,328	250	0.12%	161,545	286	0.18%	109,587	266	0.24%
Money Market Deposits	219,905	313	0.14%	244,710	555	0.23%	267,650	758	0.28%
Certificates of Deposit	263,707	3,663	1.39%	308,116	5,295	1.72%	376,806	9,455	2.51%
Fed Funds Purch & Other Borrowings	47	4	8.51%	138	11	7.97%	135	11	8.50%
Repurchase Agreements	15,000	707	4.71%	17,842	828	4.64%	23,918	1,101	4.60%
FHLB Advances	48,096	1,012	2.10%	107,000	2,717	2.54%	111,197	2,623	2.36%
Total Interest Bearing Liabilities	923,391	6,037	0.65%	981,300	9,886	1.01%	1,010,671	14,433	1.43%

Non-interest Bearing Deposits	190,814			169,592			155,504
Other Liabilities	15,687			12,977			10,370
Total Liabilities	1,129,892			1,163,869			1,176,545

Stockholders' Equity	87,495			77,299			73,024

Total Liabilities & Stockholders' Equity	$1,217,387			$1,241,168			$1,249,569

Net Interest Income		$33,201			$34,649			$35,127

Interest Rate Spread			2.88%			2.88%			2.90%

Net Interest Income as a percent of average earning assets			2.98%			3.02%			3.07%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities for the period indicated:

	Years Ended December 31,
	2013 versus 2012			2012 versus 2011			2011 versus 2010
	Changes due to			Changes due to			Changes due to
	increased (decreased)			increased (decreased)			increased (decreased)
(Dollars in Thousands)	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net
Interest Income
Investments
Interest Bearing Balances Due From Banks	$-	$(49)	$(49)	$(1)	$45	$44	$(3)	$23	$20
Obligations of US Government Agencies	(1,188)	611	(577)	(1,480)	702	(778)	(1,555)	1,388	(167)
Obligations of States & Political Subdivisions	(137)	60	(77)	(173)	183	10	(196)	(216)	(412)
Other Securities	(73)	59	(14)	205	156	361	(124)	(45)	(169)
Total Investments	(1,398)	681	(717)	(1,449)	1,086	(363)	(1,878)	1,150	(728)

Loans
Commercial	(1,582)	(1,386)	(2,968)	(980)	(1,977)	(2,957)	(668)	(3,336)	(4,004)
Mortgage	(428)	(963)	(1,391)	(332)	(898)	(1,230)	(283)	1,731	1,448
Consumer	(94)	(127)	(221)	(83)	(392)	(475)	621	(4,363)	(3,742)
Total Loans	(2,104)	(2,476)	(4,580)	(1,395)	(3,267)	(4,662)	(330)	(5,968)	(6,298)

Federal Funds Sold	-	-	-	-	-	-	-	-	-
Total Interest Income	(3,502)	(1,795)	(5,297)	(2,844)	(2,181)	(5,025)	(2,208)	(4,818)	(7,026)

Interest Expense
Savings Accounts	(130)	24	(106)	(62)	37	(25)	(99)	18	(81)
Interest Bearing DDA and NOW Accounts	(134)	98	(36)	(106)	126	20	(313)	34	(279)
Money Market Deposits	(186)	(56)	(242)	(138)	(65)	(203)	(230)	5	(225)
Certificates of Deposit	(869)	(763)	(1,632)	(2,437)	(1,723)	(4,160)	(1,268)	(543)	(1,811)
Fed Funds Purch & Other Borrrowings	0	(7)	(7)	0	0	-	11	0	11
Repurchase agreements	11	(132)	(121)	7	(280)	(273)	(6)	(281)	(287)
FHLB Advances	(209)	(1,496)	(1,705)	194	(100)	94	(1,063)	(1,590)	(2,653)
Total Interest Expense	(1,517)	(2,332)	(3,849)	(2,542)	(2,005)	(4,547)	(2,968)	(2,357)	(5,325)

Net Interest Income	$(1,985)	$537	$(1,448)	$(302)	$(176)	$(478)	$760	$(2,461)	$(1,701)

For a variety of reasons, including volatile economic conditions, fluctuating interest rates, and large amounts of local municipal deposits, we have attempted, for the last several years, to maintain a liquid investment position. The percentage of securities held as Available for Sale was 91.9% as of December 31, 2013 and 91.0% as of December 31, 2012. The percentage of securities that mature within five years was 15.3% as of December 31, 2013 and 16.7% as of December 31, 2012. The following table presents the scheduled maturities for each of the investment categories, and the average yield on the amounts maturing. The yields presented for the Obligations of States and Political Subdivisions are not tax equivalent yields. The interest income on a portion of these securities is exempt from federal income tax. The Corporation’s statutory federal income tax rate was thirty-four percent in 2013.

	Maturing
	Within 1 year		1 - 5 years		5 - 10 Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in Thousands)
Obligations of US Government Agencies	$-	0.00%	$31,205	1.27%	$229,285	1.85%	$6,223	2.02%	$266,713	1.79%
Mortgage Backed Securities issued by US Gov't Agencies	-	0.00%	-	0.00%	5,736	2.81%	90,790	2.92%	96,526	2.91%
Obligations of States & Political Subdivisions	10,182	1.83%	16,012	2.49%	18,352	3.66%	5,163	4.38%	49,709	2.98%
Trust Preferred CDO Securities	-	0.00%	-	0.00%	-	0.00%	5,751	1.07%	5,751	1.07%
Corporate Debt Securities	-	0.00%	8,571	2.12%	-	0.00%	-	0.00%	8,571	2.12%
Other Securities	-	0.00%	-	0.00%	-	0.00%	2,532	0.00%	2,532	0.00%
Total	$10,182	1.83%	$55,788	1.75%	$253,373	2.00%	$110,459	2.77%	$429,802	2.16%

Our loan policies also reflect our awareness of the need for liquidity.  We have short average terms for most of our loan portfolios, in particular real estate mortgages, the majority of which are normally written for five years or less. The following table shows the maturities or repricing opportunities (whichever is earlier) for the Bank’s interest earning assets and interest bearing liabilities at December 31, 2013. The repricing assumptions shown are consistent with those established by the Bank’s Asset and Liability Management Committee (ALCO). Savings accounts and interest bearing demand deposit accounts are non-maturing, variable rate deposits, which may reprice as often as daily, but are not included in the zero to six month category because in actual practice, these deposits are only repriced if there is a large change in market interest rates. The effect of including these accounts in the zero to six-month category is depicted in a subsequent table. Money Market deposits are also non-maturing, variable rate deposits; however, these accounts are included in the zero to six-month category because they may get repriced following smaller changes in market rates.

	Assets/Liabilities at December 31, 2013, Maturing or Repricing in:
	0 - 6	6 - 12	1 - 2	2 - 5	Over 5	Total
(Dollars in Thousands)	Months	Months	Years	Years	Years	Amount
Interest Earning Assets
US Treas Secs & Obligations of US Gov't Agencies	$222,365	$9,726	$32,070	$44,913	$54,165	$363,239
Obligations of States & Political Subdivisions	16,621	1,331	5,871	21,156	4,730	49,709
Other Securities	10,751	-	2,000	500	3,603	16,854
Commercial Loans	101,526	36,747	51,868	201,077	15,986	407,204
Mortgage Loans	20,855	29,686	15,705	31,246	15,177	112,669
Consumer Loans	30,538	3,651	4,241	12,698	1,158	52,286
Interest Bearing DFB	62,350	-	-	-	-	62,350
Total Interest Earning Assets	$465,006	$81,141	$111,755	$311,590	$94,819	$1,064,311

Interest Bearing Liabilities
Savings Deposits	$369,217	$-	$-	$-	$-	$369,217
Other Time Deposits	74,823	58,805	48,784	55,654	-	238,066
FHLB Advances	12,000	-	-	-	-	12,000
Repurchase Agreements	-	-	-	15,000	-	15,000
Total Interest Bearing Liabilities	$456,040	$58,805	$48,784	$70,654	$-	$634,283

Gap	$8,966	$22,336	$62,971	$240,936	$94,819	$430,028
Cumulative Gap	$8,966	$31,302	$94,273	$335,209	$430,028	$430,028

Sensitivity Ratio	1.02	1.38	2.29	4.41	n/a	1.68
Cumulative Sensitivity Ratio	1.02	1.06	1.17	1.53	1.68	1.68

If savings and interest bearing demand deposit accounts were included in the zero to six months category, the Bank’s gap would be as shown in the following table:

	Assets/Liabilities at December 31, 2013, Maturing or Repricing in:
	0-6	6-12	1-2	2-5	Over 5
	Months	Months	Years	Years	Years	Total
Total Interest Earning Assets	$465,006	$81,141	$111,755	$311,590	$94,819	$1,064,311
Total Interest Bearing Liabilities	$757,640	$58,805	$48,784	$70,654	$-	$935,883

Gap	$(292,634)	$22,336	$62,971	$240,936	$94,819	$128,428
Cumulative Gap	$(292,634)	$(270,298)	$(207,327)	$33,609	$128,428	$128,428

Sensitivity Ratio	0.61	1.38	2.29	4.41	n/a	1.14
Cumulative Sensitivity Ratio	0.61	0.67	0.76	1.04	1.14	1.14

The amount of loans due after one year with floating interest rates is $132,656,000. The amount of loans due after one year with fixed interest rates is $325,608,000

The following table shows the remaining maturity for Certificates of Deposit with balances of $100,000 or more as of December 31 (000s omitted):

	Years Ended December 31,
(Dollars in Thousands)	2013	2012	2011
Maturing Within
3 Months	$17,383	$18,365	$18,623
3 - 6 Months	10,596	13,498	19,673
6 - 12 Months	22,538	20,807	17,816
Over 12 Months	32,078	45,128	56,231
Total	$82,595	$97,798	$112,343

For 2014, we expect the FOMC to keep the fed funds target rate between zero and one-quarter percent all year. We also expect the fed to continue to taper its bond purchases, keeping longer term rates in the same range throughout the year. Other factors in the economic environment, such as elevated unemployment rates and low real estate values, will continue to improve, and opportunities for lending activity will continue to increase in 2014. In the near term, our focus will be on controlling our asset quality, pursuing new lending opportunities, and improving our earnings by improving our net interest income and non-interest income and controlling our non-interest expenses. Both the Consent Order entered into by the Bank with the FDIC in July, 2010, and the Bank’s internal capital policy require maintaining higher levels of capital than the federal banking regulators require in order to have a regulatory capital classification of “well capitalized.” Based on our earnings expectations and our current capital levels, we expect to reach our targeted level of capital in 2014. As a result, we expect an improvement in our net interest margin but not a significant change in our net interest income in 2014.

In 2013 our provision for loan losses was significantly less than in 2012, due to a decrease in actual losses recognized and a decrease in the amount of Allowance for Loan Losses required. We believe that our Allowance for Loan Losses provides adequate coverage for the losses in our portfolio, and because we expect asset quality to continue to improve in 2014, we expect that we will be able to maintain the adequacy of the allowance while recording a provision for loan losses expense that is less than our net charge offs again in 2014. We also expect the net charge offs to be lower in 2014 due to the improvements in the asset quality and the economic environment.

We anticipate that non interest income will be little changed as improvement in wealth management income will be offset by a reduction in the gains on sales of investment securities. We expect non-interest expenses to be flat in 2014 compared to 2013 as lower losses on OREO sales and write downs and lower OREO holding costs will be offset by higher employee costs and increased marketing expenses.

The following table shows the loan portfolio for the last five years (000s omitted).

	Book Value at December 31,
	2013	2012	2011	2010	2009
Domestic Loans:
Agriculture and Agricultural Real Estate	$14,997	$12,004	$15,931	$20,453	$17,470
Commercial and industrial	59,440	58,194	63,762	76,783	93,865
Commercial Real Estate	265,912	283,014	307,075	323,351	351,027
Construction Real Estate	14,667	18,419	23,423	46,310	64,520
Residential Real Estate	228,024	240,332	255,555	269,153	299,287
Consumer and Other	14,550	15,286	13,729	16,837	22,810

Total loans and leases, net of unearned income	$597,590	$627,249	$679,475	$752,887	$848,979

Nonaccrual loans	$23,710	$31,343	$51,066	$67,581	$56,938
Loans 90 days or more past due and accruing	$46	$1	$20	$4	$20
Troubled debt restructurings	$32,450	$38,460	$24,774	$14,098	$29,102

The Troubled Debt Restructurings reported in the table above are performing in accordance with the terms of the restructuring. Troubled Debt Restructurings that are not performing are included in the Nonaccrual amounts reported above. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if principal or interest is considered doubtful. Interest paid on nonaccrual loans is applied to the principal balance outstanding, so no interest income was recognized on nonaccrual loans in 2013. If the nonaccrual loans outstanding as of December 31, 2013 had been current in accordance with their original terms, the Bank would have recorded $2,725,000 in gross interest income on those loans during 2013.

The following is an analysis of the transactions in the allowance for loan losses:

	Years Ended December 31,
(Dollars in Thousands)	2013	2012	2011	2010	2009
Balance Beginning of Period	$17,299	$20,865	$21,223	$24,063	$18,528

Loans Charged Off (Domestic)
Agriculture and Agricultural Real Estate	-	97	-	-	932
Commercial	928	499	1,893	2,907	6,186
Commercial Real Estate	2,920	8,156	7,456	10,024	6,362
Construction Real Estate	103	1,036	2,177	5,303	8,858
Residential Real Estate	1,391	2,031	4,097	5,370	9,021
Consumer and Other	282	196	249	951	635
Recoveries (Domestic)
Agriculture and Agricultural Real Estate	5	-	1	1	-
Commercial	349	347	376	219	607
Commercial Real Estate	811	80	324	295	241
Construction Real Estate	352	240	81	22	126
Residential Real Estate	661	274	689	119	227
Consumer and Other	156	158	243	559	328
Net Loans Charged Off	3,290	10,916	14,158	23,340	30,465
Provision Charged to Operations	2,200	7,350	13,800	20,500	36,000
Balance End of Period	$16,209	$17,299	$20,865	$21,223	$24,063

Ratio of Net Loans Charged Off to Average Total Loans Outstanding	0.54%	1.65%	1.97%	2.89%	3.36%

The following analysis shows the allocation of the allowance for loan losses:

	Years Ended December 31,
	2013		2012		2011		2010		2009
	$	% of loans	$	% of loans	$	% of loans	$	% of loans	$	% of loans
(Dollars in Thousands)	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans
Balance at end of period applicable to:
Domestic
Agriculture and Agricultural Real Estate	$171	2.5%	$76	1.9%	$64	2.3%	$77	2.7%	$142	2.1%
Commercial	1,989	9.9%	2,224	9.3%	2,184	9.4%	3,875	10.2%	6,360	11.0%
Commercial Real Estate	7,030	44.5%	7,551	45.2%	9,351	45.2%	9,040	43.0%	8,331	41.3%
Construction Real Estate	1,397	2.5%	2,401	2.9%	2,632	3.4%	3,285	6.1%	2,351	7.6%
Residential Real Estate	4,606	38.2%	4,715	38.3%	6,227	37.7%	4,596	35.8%	6,382	35.3%
Consumer and Other	1,016	2.4%	332	2.4%	407	2.0%	350	2.2%	497	2.7%
Foreign	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total	$16,209	100.0%	$17,299	100.0%	$20,865	100.0%	$21,223	100.0%	$24,063	100.0%

Each period the provision for loan losses in the statement of operations results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses.

To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank’s customers, the payment performance of individual loans and pools of homogeneous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price. Year-end nonperforming assets, which include nonaccrual loans, loans ninety days or more past due, renegotiated debt, nonaccrual securities, and other real estate owned, decreased $18.0 million, or 20.7%, from 2012 to 2013. Nonperforming assets as a percent of total assets at year-end decreased from 6.9% in 2012 to 5.7% in 2013. The Allowance for Loan Losses as a percent of nonperforming loans at year-end increased from 24.8% in 2012 to 28.8% in 2013.

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

Contractual Obligations – The following table shows the Corporation’s contractual obligations.

	Payment Due by Period
		Less than	1 - 3	3 - 5	Over 5
(Dollars in Thousands)	Total	1 year	Years	Years	Years
Long Term Debt Obligations	$27,000	$12,000	$15,000	$-	$-
Operating Lease Obligations	335	171	84	43	37
Salary Continuation Obligations	1,077	58	116	116	787
Total Contractual Obligations	$28,412	$12,229	$15,200	$159	$824

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

Each month, ALCO, which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank’s net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of gradual increases or decreases of 100, 200, and 300 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of December 31, 2013 and 2012.

	Base	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Year-End 2013 12 Month Projection
Interest Income	$38,072	$39,264	$40,447	$41,647	$37,373	$36,614	$38,123
Interest Expense	4,201	4,453	4,708	4,960	4,157	4,123	4,105
Net Interest Income	$33,871	$34,811	$35,739	$36,687	$33,216	$32,491	$34,018

Percent Change From Base Projection		2.8%	5.5%	8.3%	-1.9%	-4.1%	0.4%
ALCO Policy Limit (+/-)		5.0%	7.5%	10.0%	5.0%	7.5%	10.0%

	Base	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Year-End 2012 12 Month Projection
Interest Income	$37,843	$39,469	$41,084	$42,660	$36,967	$35,996	$35,131
Interest Expense	7,938	8,649	9,365	10,070	7,743	7,722	7,720
Net Interest Income	$29,905	$30,820	$31,719	$32,590	$29,224	$28,274	$27,411

Percent Change From Base Projection		3.1%	6.1%	9.0%	-2.3%	-5.5%	-8.3%
ALCO Policy Limit (+/-)		5.0%	7.5%	10.0%	5.0%	7.5%	10.0%

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. At December 31, 2013, the estimated variability of the net interest income under all rate scenarios was within the policy guidelines. Throughout 2013, the estimated variability of the net interest income was within the Bank’s established policy limits in the rate scenarios analyzed.

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

	Fair Value at December 31, 2013
			Rates
(Dollars in Millions)	Base	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Assets	$1,215,170	$1,186,803	$1,157,719	$1,129,823	$1,236,620	$1,248,596	$1,254,897
Liabilities	1,073,402	1,053,753	1,034,720	1,016,289	1,090,436	1,091,432	1,091,432
Stockholders' Equity	$141,768	$133,050	$122,999	$113,534	$146,184	$157,164	$163,465

Change in Equity		-6.1%	-13.2%	-19.9%	3.1%	10.9%	15.3%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	10.0%	20.0%	30.0%

	Fair Value at December 31, 2012
			Rates
(Dollars in Millions)	Base	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Assets	$1,312,995	$1,290,522	$1,263,229	$1,235,347	$1,324,316	$1,328,017	$1,330,511
Liabilities	1,184,155	1,163,946	1,144,366	1,125,386	1,197,232	1,197,232	1,197,232
Stockholders' Equity	$128,840	$126,576	$118,863	$109,961	$127,084	$130,785	$133,279

Change in Equity		-1.8%	-7.7%	-14.7%	-1.4%	1.5%	3.4%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	10.0%	20.0%	30.0%

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank’s equity, in its policy. Throughout 2013, the estimated variability of the economic value of equity was within the Bank’s established policy limits.

Item 8.  Financial Statements and Supplementary Data

Financial Statements and Supplementary Data
See Pages 35 – 69.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
MBT Financial Corp. and Subsidiaries
Monroe, Michigan

We have audited the accompanying consolidated balance sheets of MBT Financial Corp. and Subsidiaries (the Corporation) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MBT Financial Corp. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC
Auburn Hills, Michigan
March 14, 2014

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2013	2012

Assets
Cash and Cash Equivalents (Note 2)
Cash and due from banks
Non-interest bearing	$15,448	$17,116
Interest bearing	62,350	95,391
Total cash and cash equivalents	77,798	112,507

Securities - Held to Maturity (Note 3)	34,846	38,786
Securities - Available for Sale (Note 3)	394,956	393,767
Federal Home Loan Bank stock - at cost	10,605	10,605
Loans held for sale	668	1,520

Loans (Note 4)	597,590	627,249
Allowance for Loan Losses (Note 5)	(16,209)	(17,299)
Loans - Net	581,381	609,950

Accrued interest receivable and other assets (Note 12)	34,094	10,037
Other Real Estate Owned	9,628	14,262
Bank Owned Life Insurance (Note 9)	50,493	49,111
Premises and Equipment - Net (Note 6)	28,213	28,050
Total assets	$1,222,682	$1,268,595

Liabilities
Deposits:
Non-interest bearing	$215,844	$183,016
Interest-bearing (Note 7)	853,874	865,814
Total deposits	1,069,718	1,048,830

Federal Home Loan Bank advances (Note 8)	12,000	107,000
Securities sold under repurchase agreements (Note 8)	15,000	15,000
Interest payable and other liabilities (Note 9)	15,356	14,191
Total liabilities	1,112,074	1,185,021

Stockholders' Equity (Notes 10, 13 and 15)
Common stock (no par value; 50,000,000 shares authorized, 20,605,493 and 17,396,179 shares issued and outstanding)	14,671	2,397
Retained Earnings	106,817	81,280
Unearned Compensation	(7)	(27)
Accumulated other comprehensive loss	(10,873)	(76)
Total stockholders' equity	110,608	83,574
Total liabilities and stockholders' equity	$1,222,682	$1,268,595

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
Dollars in thousands	2013	2012	2011
Interest Income
Interest and fees on loans	$30,470	$35,050	$39,712
Interest on investment securities-
Tax-exempt	1,255	1,405	1,415
Taxable	7,367	7,885	8,282
Interest on balances due from banks	146	195	151
Total interest income	39,238	44,535	49,560

Interest Expense
Interest on deposits (Note 7)	4,314	6,330	10,698
Interest on borrowed funds	1,723	3,556	3,735
Total interest expense	6,037	9,886	14,433

Net Interest Income	33,201	34,649	35,127
Provision For Loan Losses (Note 5)	2,200	7,350	13,800

Net Interest Income After
Provision For Loan Losses	31,001	27,299	21,327

Other Income
Wealth management income	4,351	4,028	3,919
Service charges and other fees	4,325	4,564	4,694
Debit Card Income	2,032	1,998	1,909
Net gain on sales of securities	424	1,280	1,084
Origination fees on mortgage loans sold	702	902	482
Bank owned life insurance income	1,466	1,458	3,607
Other	2,631	2,207	2,535
Total other income	15,931	16,437	18,230

Other Expenses
Salaries and employee benefits (Notes 9 and 15)	21,520	20,313	19,475
Occupancy expense (Note 6)	3,053	2,677	3,103
Equipment expense	2,679	2,915	2,941
Marketing expense	725	701	849
Professional fees	1,965	2,263	2,477
Collection expense	193	238	233
Net loss on other real estate owned	1,442	1,078	3,561
Other real estate owned expense	1,001	1,496	2,108
FDIC insurance premium	2,773	2,744	2,947
Death benefit obligation expense	-	-	1,639
Other	4,157	4,269	3,486
Total other expenses	39,508	38,694	42,819

Income (Loss) Before Provision For Income Taxes	7,424	5,042	(3,262)
Provision For (Benefit From) Income Taxes (Note 12)	(18,113)	(3,503)	500
Net Income (Loss)	$25,537	$8,545	$(3,762)

Other Comprehensive Income (Net of Tax)
Unrealized gains (losses) on securities	(11,315)	171	6,088
Reclassification adjustment for gains included in net income	(280)	(845)	(716)
Postretirement benefit liability	798	(366)	50
Total Other Comprehensive Income (Loss), net of tax	(10,797)	(1,040)	5,422

Comprehensive Income	$14,740	$7,505	$1,660

Basic Earnings (Loss) Per Common Share (Note 14)	$1.43	$0.49	$(0.22)

Diluted Earnings (Loss) Per Common Share (Note 14)	$1.41	$0.49	$(0.22)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2011	$2,146	$76,497	$(187)	$(4,458)	$73,998

Issuance of Common Stock (39,400 shares)	54	-	-	-	54
Stock Offering Expense	(151)	-	-	-	(151)
Equity Compensation	50	-	100	-	150

Comprehensive income:
Net loss	-	(3,762)	-	-	(3,762)
Other comprehensive income - net of tax	-	-	-	5,422	5,422
Total Comprehensive Income					1,660

Balance - December 31, 2011	$2,099	$72,735	$(87)	$964	$75,711

Issuance of Common Stock (104,450 shares)	243	-	-	-	243
Equity compensation	55	-	60	-	115

Comprehensive income:
Net income	-	8,545	-	-	8,545
Other comprehensive loss - net of tax	-	-	-	(1,040)	(1,040)
Total Comprehensive Income					7,505

Balance - December 31, 2012	$2,397	$81,280	$(27)	$(76)	$83,574

Issuance of Common Stock
SOSARs exercised (13,084 shares)	19	-	-	-	19
Restricted stock units (20,760 shares)	22	-	-	-	22
Other stock issued (3,175,470 shares)	13,096	-	-	-	13,096
Stock Offering Expense	(1,013)	-	-	-	(1,013)
Equity compensation	150	-	20	-	170

Comprehensive income:
Net income	-	25,537	-	-	25,537
Other comprehensive loss - net of tax	-	-	-	(10,797)	(10,797)
Total Comprehensive Income					14,740

Balance - December 31, 2013	$14,671	$106,817	$(7)	$(10,873)	$110,608

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
Dollars in thousands	2013	2012	2011

Cash Flows from Operating Activities
Net Income (Loss)	$25,537	$8,545	$(3,762)
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	2,200	7,350	13,800
Depreciation	1,819	1,964	2,021
Increase in net deferred federal income tax asset	(18,155)	(5,000)	(497)
Net amortization of investment premium and discount	1,688	2,092	1,137
Writedowns on other real estate owned	1,708	1,426	3,733
Net increase in interest payable and other liabilities	2,569	1,057	1,457
Net (increase) decrease in interest receivable and other assets	(787)	2,323	4,130
Equity based compensation expense	151	185	150
Net gain on sale/settlement of securities	(424)	(1,280)	(1,084)
Net gain on life insurance claims	-	-	(385)
Increase in cash surrender value of life insurance	(1,382)	(1,458)	(1,583)
Net cash provided by operating activities	$14,924	$17,204	$19,117

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$20,652	$13,576	$11,721
Proceeds from maturities and redemptions of investment securities available for sale	70,563	289,772	138,264
Proceeds from sales of investment securities available for sale	81,875	53,034	10,365
Net decrease in loans	22,036	29,978	48,097
Proceeds from sales of other real estate owned	8,434	12,024	10,428
Proceeds from sales of other assets	274	166	210
Purchase of investment securities held to maturity	(16,712)	(16,989)	(23,281)
Purchase of bank owned life insurance	-	-	(62)
Proceeds from surrender of bank owned life insurance	-	-	3,654
Proceeds from bank owned life insurance claims	-	-	3,026
Purchase of investment securities available for sale	(172,459)	(383,516)	(204,847)
Purchase of bank premises and equipment	(2,132)	(500)	(968)
Net cash provided by (used for) investing activities	$12,531	$(2,455)	$(3,393)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$20,888	$26,520	$(9,583)
Repayment of long term debt	(135)	-	-
Repayment of Federal Home Loan Bank borrowings	(95,000)	-	(6,500)
Repayment of repurchase agreements	-	(5,000)	(10,000)
Issuance of common stock	12,083	243	54
Net cash provided by (used for) financing activities	$(62,164)	$21,763	$(26,029)

Net Increase (Decrease) in Cash and Cash Equivalents	$(34,709)	$36,512	$(10,305)

Cash and Cash Equivalents at Beginning of Year (Note 1)	112,507	75,995	86,300
Cash and Cash Equivalents at End of Year (Note 1)	$77,798	$112,507	$75,995

Supplemental Cash Flow Information
Cash paid for interest	$6,211	$10,010	$14,838
Cash paid for federal income taxes	$-	$69	$-

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$5,058	$10,702	$11,001
Transfer of loans to other assets	$127	$145	$94

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

The accounting and reporting policies of the Bank conform to practice within the banking industry and are in accordance with accounting principles generally accepted in the United States. Preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term are the determination of the allowance for loan losses, the fair value of investment securities, and the valuation of other real estate owned and the deferred tax asset.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. When evaluating investment securities consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, or U.S. Government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. If a security is determined to be other-than-temporarily impaired, but the entity does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

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

BANK PREMISES AND EQUIPMENT
Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed generally on the straight-line method over the estimated useful lives of the assets. Upon the sale or other disposition of assets, the cost and related accumulated depreciation are retired and the resulting gain or loss is recognized. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. Software costs related to externally developed systems are capitalized at cost less accumulated amortization. Amortization is computed on the straight-line method over the estimated useful life.

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

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

Dollars in thousands	2013	2012	2011
Unrealized gains (losses) on securities available for sale	$(14,428)	$3,997	$4,822
Reclassification adjustment for losses (gains) realized in income	(424)	(1,280)	(1,084)
Net unrealized gains (losses)	$(14,852)	$2,717	$3,738
Post retirement benefit obligations	(1,624)	(2,832)	(2,277)
Tax effect	5,603	39	(497)
Accumulated other comprehensive income (loss)	$(10,873)	$(76)	$964

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

The weighted average fair value of options granted was $1.43, $1.11, and $0.80, in 2013, 2012, and 2011, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2013, 2012, and 2011: expected option lives of seven years for all three; expected volatility of 62.09%, 60.7%, and 53.0%; risk-free interest rates of 1.25%, 1.40%, and 1.90%; and dividend yields of 0.00%, 0.00%, and 3.00%, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Update 2013-02 (ASU 2013-02), “Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” was issued in February 2013. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for interim and annual periods beginning on or after December 15, 2012. The Company adopted ASU 2013-02 on January 1, 2013 by including the required disclosures in Note 3 to the consolidated financial statements.

Accounting Standards Update 2014-04 (ASU 2014-04), “Receivables – Troubled Debt Restructurings by Creditors – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” was issued in January 2014. ASU 2014-04 clarifies that an in substance foreclosure repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. ASU 2014-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of ASU 2014-04 by the Company is not expected to be material.

(2)	Cash and Due from Banks
The Bank is required by regulatory agencies to maintain legal reserve requirements based on the level of balances in deposit categories. Cash balances restricted from usage due to these requirements were $4,364,000 and $3,223,000 at December 31, 2013 and 2012, respectively. Cash and due from banks includes uninsured deposits held at correspondent banks of $5,378,000 and $0 at December 31, 2013 and 2012, respectively.

(3)	Investment Securities
The following is a summary of the Bank’s investment securities portfolio as of December 31, 2013 and 2012 (000s omitted):

	Held to Maturity
	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political
Subdivisions	34,346	557	(364)	34,539
Corporate Debt Securities	500	-	-	500
	$34,846	$557	$(364)	$35,039

	Held to Maturity
	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political
Subdivisions	38,286	1,380	(36)	39,630
Corporate Debt Securities	500	-	-	500
	$38,786	$1,380	$(36)	$40,130

	Available for Sale
	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$277,383	$1,147	$(11,817)	$266,713
Mortgage Backed Securities issued by U.S. Government Agencies	97,168	995	(1,637)	96,526
Obligations of States and Political Subdivisions	15,197	289	(123)	15,363
Trust Preferred CDO Securities	9,509	-	(3,758)	5,751
Corporate Debt Securities	7,967	104	-	8,071
Other Securities	2,584	43	(95)	2,532
	$409,808	$2,578	$(17,430)	$394,956

	Available for Sale
	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$222,099	$3,442	$(90)	$225,451
Mortgage Backed Securities issued by U.S. Government Agencies	127,082	2,826	(90)	129,818
Obligations of States and Political Subdivisions	17,804	630	(64)	18,370
Trust Preferred CDO Securities	9,525	-	(4,119)	5,406
Corporate Debt Securities	11,961	156	(40)	12,077
Other Securities	2,580	173	(108)	2,645
	$391,051	$7,227	$(4,511)	$393,767

The amortized cost, estimated market value, and weighted average yield of securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted).

	Held to Maturity			Available for Sale
		Estimated	Weighted		Estimated	Weighted
	Amortized	Market	Average	Amortized	Market	Average
	Cost	Value	Yield	Cost	Value	Yield
Maturing within
1 year	$6,564	$6,586	1.80%	$3,610	$3,618	2.40%
1 through 5 years	12,556	12,814	2.66%	43,894	43,232	1.47%
6 through 10 years	11,961	11,930	3.73%	244,768	235,676	1.90%
Over 10 years	3,765	3,709	4.48%	17,784	13,372	1.67%
Total	34,846	35,039	3.06%	310,056	295,898	1.83%
Mortgage Backed Securities	-	-	0.00%	97,168	96,526	2.91%
Securities with no stated maturity	-	-	0.00%	2,584	2,532	0.00%
Total	$34,846	$35,039	3.06%	$409,808	$394,956	2.08%

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and management determines that the Company has the intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery in the market value. The fair values of investments with an amortized cost in excess of their fair values at December 31, 2013 and December 31, 2012 are as follows (000s omitted):

December 31, 2013

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$234,264	$10,828	$13,614	$989	$247,878	$11,817
Mortgage Backed Securities issued by U.S. Government Agencies	49,202	1,005	14,544	632	63,746	1,637
Obligations of States and Political Subdivisions	10,384	321	3,113	166	13,497	487
Trust Preferred CDO Securities	-	-	5,751	3,758	5,751	3,758
Equity Securities	-	-	445	95	445	95
	$293,850	$12,154	$37,467	$5,640	$331,317	$17,794

December 31, 2012

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$29,499	$89	$1,111	$1	$30,610	$90
Mortgage Backed Securities issued by U.S. Government Agencies	22,217	90	-	-	22,217	90
Obligations of States and Political Subdivisions	7,801	90	1,540	10	9,341	100
Trust Preferred CDO Securities	-	-	5,406	4,119	5,406	4,119
Corporate Debt Securities	1,960	40	-	-	1,960	40
Equity Securities	-	-	432	108	432	108
	$61,477	$309	$8,489	$4,238	$69,966	$4,547

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. The company has the ability and intent to hold these securities until recovery, which may be until maturity. The fair value of these securities is expected to recover as the securities approach maturity. As of December 31, 2013 and December 31, 2012, there were 175 and 42 securities in an unrealized loss position, respectively.

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

In the Other-Than-Temporary-Impairment (OTTI) analysis of our CDO securities as of December 31, 2009, it was expected that there would be cash flow disruptions on two of the CDOs we own. These credit losses were recorded through a charge to earnings in 2009. In subsequent analyses in 2010, 2011, 2012, and 2013, the expectation of a disruption of cash flows diminished on both of these CDO securities, with one of the securities no longer expected to experience a disruption of cash flow. The present value of the expected cash flows is at least as great as the amortized costs bases following the charges to earnings recorded in 2009, so no additional charges to earnings have been recorded.

Investment securities carried at $107,950,000 and $138,041,000 were pledged or set aside to secure borrowings, public and trust deposits, and for other purposes required by law at December 31, 2013 and December 31, 2012, respectively.

At December 31, 2013, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Banks with an estimated market value of $139,825,000 and securities issued by the Federal Farm Credit Banks with an estimated market value of $126,888,000. At December 31, 2013, Mortgage Backed Securities issued by U. S. Government Agencies included securities issued by the Government National Mortgage Association with an estimated market value of $96,526,000. At December 31, 2012, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Banks with an estimated market value of $103,023,000 and Mortgage Backed Securities issued by U. S. Government Agencies included securities issued by the Government National Mortgage Association of $129,820,000.

For the years ended December 31, 2013, 2012, and 2011, proceeds from sales of securities amounted to $81,875,000, $53,034,000, and $10,365,000, respectively. Gross realized gains amounted to $823,000, $1,546,000, and $1,086,000, respectively. Gross realized losses amounted to $399,000, $266,000, and $2,000, respectively. The tax provision applicable to these net realized gains and losses amounted to $144,000, $435,000, and $368,000, respectively.

The sales of securities available for sale resulted in reclassifications of $424,000 ($280,000 net of tax) and $1,280,000 ($845,000 net of tax) from accumulated other comprehensive income to net gain on sales of securities in the consolidated statements of operations in the years ended December 31, 2013 and 2012, respectively.

(4)	Loans
Loan balances outstanding as of December 31 consist of the following (000s omitted):

	2013	2012
Residential real estate loans	$228,024	$240,332
Commercial and Construction real estate loans	280,579	301,433
Agriculture and agricultural real estate loans	14,997	12,004
Commercial and industrial loans	59,440	58,194
Loans to individuals for household, family, and other personal expenditures	14,550	15,286
Total loans, gross	$597,590	$627,249
Less: Allowance for loan losses	16,209	17,299
	$581,381	$609,950

Included in Loans are loans to certain officers, directors, and companies in which such officers and directors have 10 percent or more beneficial ownership in the aggregate amount of $3,436,000 and $6,455,000 at December 31, 2013 and 2012, respectively. In 2013, new loans and other additions amounted to $414,000, and repayments and other reductions amounted to $3,433,000. In 2012, new loans and other additions amounted to $22,643,000, and repayments and other reductions amounted to $25,707,000. In Management’s judgment, these loans were made on substantially the same terms and conditions as those made to other borrowers, and do not represent more than the normal risk of collectibility or present other unfavorable features.

There were no loans pledged to secure Federal Home Loan Bank advances as of December 31, 2013. As of December 31, 2012, loans carried at $80,567,000 were pledged to secure Federal Home Loan Bank advances.

(5)   Allowance For Loan Losses and Credit Quality of Loans
The Company separates its loan portfolio into segments to perform the calculation and analysis of the allowance for loan losses. The six segments analyzed are Agriculture and Agricultural Real Estate, Commercial, Commercial Real Estate, Construction Real Estate, Residential Real Estate, and Consumer and Other. The Agriculture and Agricultural Real Estate segment includes all loans to finance agricultural production and all loans secured by agricultural real estate. This segment does not include loans to finance agriculture that are secured by residential real estate, which are included in the Residential Real Estate segment. The Commercial segment includes loans to finance commercial and industrial businesses that are not secured by real estate. The Commercial Real Estate segment includes loans secured by non-farm, non-residential real estate. The Construction Real Estate segment includes loans to finance construction and land development. This includes residential and commercial construction and land development. The Residential Real Estate segment includes all loans, other than construction loans, that are secured by single family and multi-family residential real estate properties. The Consumer and Other segment includes all loans not included in any other segment. These are primarily loans to consumers for household, family, and other personal expenditures, such as autos, boats, and recreational vehicles.

Activity in the allowance for loan losses for the years ended December 31, 2013 and 2012 was as follows (000s omitted):

2013	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$76	$2,224	$7,551	$2,401	$4,715	$332	$17,299
Charge-offs	-	(928)	(2,920)	(103)	(1,391)	(282)	(5,624)
Recoveries	5	349	811	352	661	156	2,334
Provision	90	344	1,588	(1,253)	621	810	2,200
Ending balance	$171	$1,989	$7,030	$1,397	$4,606	$1,016	$16,209

Ending balance individually evaluated for impairment	$1	$1,031	$2,697	$1,194	$1,809	$265	$6,997
Ending balance collectively evaluated for impairment	170	958	4,333	203	2,797	751	9,212
Ending balance	$171	$1,989	$7,030	$1,397	$4,606	$1,016	$16,209

Loans:
Ending balance individually evaluated for impairment	$398	$2,409	$35,592	$4,780	$16,674	$618	$60,471
Ending balance collectively evaluated for impairment	14,599	57,031	230,320	9,887	211,350	13,932	537,119
Ending balance	$14,997	$59,440	$265,912	$14,667	$228,024	$14,550	$597,590

2012	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$64	$2,184	$9,351	$2,632	$6,227	$407	$20,865
Charge-offs	(97)	(499)	(8,156)	(1,036)	(2,031)	(196)	(12,015)
Recoveries	-	347	80	240	274	158	1,099
Provision	109	192	6,276	565	245	(37)	7,350
Ending balance	$76	$2,224	$7,551	$2,401	$4,715	$332	$17,299

Ending balance individually evaluated for impairment	$-	$1,316	$2,084	$1,820	$1,994	$124	$7,338
Ending balance collectively evaluated for impairment	76	908	5,467	581	2,721	208	9,961
Ending balance	$76	$2,224	$7,551	$2,401	$4,715	$332	$17,299

Loans:
Ending balance individually evaluated for impairment	$409	$4,519	$36,471	$7,410	$18,051	$389	$67,249
Ending balance collectively evaluated for impairment	11,595	53,675	246,543	11,009	222,281	14,897	560,000
Ending balance	$12,004	$58,194	$283,014	$18,419	$240,332	$15,286	$627,249

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

⋅
Grade 1 – Excellent – Loans secured by marketable collateral, with adequate margin, or supported by strong financial statements. Probability of serious financial deterioration is unlikely. Possess a sound repayment source and a secondary source. This classification will also include all loans secured by certificates of deposit or cash equivalents.

⋅
Grade 2 – Satisfactory – Loans that have less than average risk and clearly demonstrate adequate debt service coverage. These loans may have some vulnerability, but are sufficiently strong to have minimal deterioration if adverse factors are encountered, and are expected to be fully collectable.

⋅
Grade 3 – Average – Loans that have a reasonable amount of risk and may exhibit vulnerability to deterioration if adverse factors are encountered. These loans should demonstrate adequate debt service coverage but warrant a higher level of monitoring to ensure that weaknesses do not advance.

⋅
Grade 4 – Pass/Watch – Loans that are considered “pass credits” yet appear on the “watch list”. Credit deficiency or potential weakness may include a lack of current or complete financial information. The level of risk is considered acceptable so long as the loan is given additional management supervision.

⋅
Grade 5 – Watch – Loans that possess some credit deficiency or potential weakness that if not corrected, could increase risk in the future. The source of loan repayment is sufficient but may be considered inadequate by the Bank’s standards.

47

⋅
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

⋅
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

⋅	Grades 8 & 9 - Loss – Loans are considered uncollectible and of such little value that carrying them on the Bank’s financial statements is not feasible.

The assessment of compensating factors may result in a rating plus or minus one grade from those listed above. These factors include, but are not limited to collateral, guarantors, environmental conditions, history, plan/projection reasonableness, quality of information, and payment delinquency.

The portfolio segments in each credit risk grade as of December 31, 2013 and 2012 are as follows (000s omitted):

	Agriculture
	and
	Agricultural		Commercial	Construction	Residential	Consumer
2013	Real Estate	Commercial	Real Estate	Real Estate	Real Estate	and Other	Total
Not Rated	$144	$2,151	$-	$3,643	$141,102	$9,656	$156,696
1	-	4,054	-	-	-	194	4,248
2	31	153	931	-	142	-	1,257
3	788	4,000	10,755	99	1,040	-	16,682
4	12,304	34,130	172,592	4,825	53,047	3,743	280,641
5	838	11,594	41,914	2,525	9,005	251	66,127
6	892	3,358	39,720	3,575	23,688	706	71,939
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$14,997	$59,440	$265,912	$14,667	$228,024	$14,550	$597,590

Performing	$14,428	$56,941	$235,531	$9,732	$211,149	$13,603	$541,384
Nonperforming	569	2,499	30,381	4,935	16,875	947	56,206
Total	$14,997	$59,440	$265,912	$14,667	$228,024	$14,550	$597,590

	Agriculture
	and
	Agricultural		Commercial	Construction	Residential	Consumer
2012	Real Estate	Commercial	Real Estate	Real Estate	Real Estate	and Other	Total
Not Rated	$126	$4,182	$-	$2,927	$159,743	$10,706	$177,684
1	-	2,977	-	-	-	-	2,977
2	48	114	1,850	82	731	-	2,825
3	880	4,894	10,735	163	1,885	7	18,564
4	9,907	29,935	167,207	3,184	40,392	16	250,641
5	322	9,713	45,262	5,086	8,426	3,940	72,749
6	721	6,379	57,960	6,977	29,155	617	101,809
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$12,004	$58,194	$283,014	$18,419	$240,332	$15,286	$627,249

Performing	$11,397	$54,730	$246,107	$10,783	$219,753	$14,675	$557,445
Nonperforming	607	3,464	36,907	7,636	20,579	611	69,804
Total	$12,004	$58,194	$283,014	$18,419	$240,332	$15,286	$627,249

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of December 31, 2013 and 2012 (000s omitted):

							Recorded
							Investment >90
	30-59 Days	60-89 Days	>90 Days	Total Past			Days Past Due
2013	Past Due	Past Due	Past Due	Due	Current	Total Loans	and Accruing

Agriculture and Agricultural Real Estate	$210	$-	$171	$381	$14,616	$14,997	$-
Commercial	87	93	210	390	59,050	59,440	46
Commercial Real Estate	1,640	535	3,506	5,681	260,231	265,912	-
Construction Real Estate	90	265	1,177	1,532	13,135	14,667	-
Residential Real Estate	2,612	803	2,342	5,757	222,267	228,024	-
Consumer and Other	150	52	153	355	14,195	14,550	-
Total	$4,789	$1,748	$7,559	$14,096	$583,494	$597,590	$46

							Recorded
							Investment >90
	30-59 Days	60-89 Days	>90 Days	Total Past			Days Past Due
2012	Past Due	Past Due	Past Due	Due	Current	Total Loans	and Accruing

Agriculture and Agricultural Real Estate	$208	$-	$145	$353	$11,651	$12,004	$-
Commercial	927	19	1,100	2,046	56,148	58,194	1
Commercial Real Estate	1,789	930	11,350	14,069	268,945	283,014	-
Construction Real Estate	127	1,437	1,867	3,431	14,988	18,419	-
Residential Real Estate	5,738	978	3,121	9,837	230,495	240,332	-
Consumer and Other	222	61	164	447	14,839	15,286	-
Total	$9,011	$3,425	$17,747	$30,183	$597,066	$627,249	$1

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

The following is a summary of non-accrual loans as of December 31, 2013 and 2012 (000s omitted):

	2013	2012
Agriculture and Agricultural Real Estate	$172	$198
Commercial	1,035	1,578
Commercial Real Estate	13,289	17,950
Construction Real Estate	2,009	3,438
Residential Real Estate	6,865	7,870
Consumer and Other	340	309
Total	$23,710	$31,343

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of December 31, 2013 and 2012 (000s omitted):

2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$-
Commercial	869	966	-	1,057	51
Commercial Real Estate	19,567	23,005	-	21,074	913
Construction Real Estate	1,165	2,408	-	1,826	88
Residential Real Estate	7,929	9,035	-	8,405	389
Consumer and Other	33	36	-	35	3

With an allowance recorded:
Agriculture and Agricultural Real Estate	398	397	1	642	33
Commercial	1,540	1,627	1,031	1,653	69
Commercial Real Estate	16,025	20,032	2,697	18,310	812
Construction Real Estate	3,615	4,236	1,194	4,109	328
Residential Real Estate	8,745	9,194	1,809	9,168	403
Consumer and Other	585	581	265	596	23

Total:
Agriculture and Agricultural Real Estate	$398	$397	$1	$642	$33
Commercial	2,409	2,593	1,031	2,710	120
Commercial Real Estate	35,592	43,037	2,697	39,384	1,725
Construction Real Estate	4,780	6,644	1,194	5,935	416
Residential Real Estate	16,674	18,229	1,809	17,573	792
Consumer and Other	618	617	265	631	26

2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$409	$923	$-	$469	$54
Commercial	2,540	2,961	-	2,968	220
Commercial Real Estate	17,153	21,317	-	18,313	924
Construction Real Estate	1,007	1,375	-	1,284	201
Residential Real Estate	9,013	10,390	-	10,213	373
Consumer and Other	-	-	-	-	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	-	-	-	-	-
Commercial	1,979	2,157	1,316	2,032	88
Commercial Real Estate	19,318	26,508	2,084	22,119	918
Construction Real Estate	6,403	9,060	1,820	6,946	211
Residential Real Estate	9,038	9,520	1,994	9,189	413
Consumer and Other	389	383	124	393	26

Total:
Agriculture and Agricultural Real Estate	$409	$923	$-	$469	$54
Commercial	4,519	5,118	1,316	5,000	308
Commercial Real Estate	36,471	47,825	2,084	40,432	1,842
Construction Real Estate	7,410	10,435	1,820	8,230	412
Residential Real Estate	18,051	19,910	1,994	19,402	786
Consumer and Other	389	383	124	393	26

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (TDRs).

Loans that were classified as TDRs during the years ended December 31, 2013 and December 31, 2012 are as follows (000s omitted from dollar amounts):

	December 31, 2013			December 31, 2012
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	16	2,635	689	9	1,000	595
Commercial Real Estate	11	2,534	1,626	19	8,334	7,352
Construction Real Estate	-	-	-	7	3,658	3,563
Residential Real Estate	32	3,042	2,205	47	9,524	9,124
Consumer and Other	7	540	295	6	210	198
Total	66	$8,751	$4,815	88	$22,726	$20,832

The Bank considers TDRs that become past due under the modified terms as defaulted. Loans that became TDRs during the years ended December 31, 2013 and December 31, 2012 that subsequently defaulted during the years ended December 31, 2013 and December 31, 2012, respectively, are as follows (000s omitted from dollar amounts):

	December 31, 2013		December 31, 2012
	Number of Contracts	Recorded Principal Balance	Number of Contracts	Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	-	$-
Commercial	2	12	-	-
Commercial Real Estate	-	-	-	-
Construction Real Estate	-	-	-	-
Residential Real Estate	2	33	-	-
Consumer and Other	-	-	-	-
Total	4	$45	-	$-

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Corporation offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted. Commercial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor may be requested. Loans modified in a TDR are typically already on nonaccrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR for the Corporation may have the financial effect of increasing the specific allowance associated with the loan. The allowance for impaired loans that have been modified in a TDR is measured based on the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent or on the present value of expected future cash flows discounted at the loan’s effective interest rate. Management exercises significant judgment in developing these estimates.

The regulatory guidance requires loans to be accounted for as collateral-dependent loans when borrowers have filed Chapter 7 bankruptcy, the debt has been discharged and the borrower has not reaffirmed the debt, regardless of the delinquency status of the loan. The filing of bankruptcy by the borrower is evidence of financial difficulty and the discharge of the obligation by the bankruptcy court is deemed to be a concession granted to the borrower.

At December 31, 2013 the Corporation had or no commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.

(6)   Bank Premises and Equipment
Bank premises and equipment as of year-end are as follows (000s omitted):

	2013	2012
Land, buildings and improvements	$45,955	$44,320
Equipment, furniture and fixtures	22,705	22,396
Total Bank premises and equipment	$68,660	$66,716
Less accumulated depreciation	40,447	38,666
Bank premises and equipment, net	$28,213	$28,050

Bank Premises and Equipment includes Construction in Progress of $1,772,000 as of December 31, 2013 and $35,000 as of December 31, 2012. The projects in progress will be completed in 2014. The estimated cost to complete all projects in process as of December 31, 2013 is $400,000.

The Company has entered into lease commitments for office locations. Rental expense charged to operations was $231,000, $203,000, and $193,000 for the years ended December 31, 2013, 2012, and 2011, respectively. The future minimum lease payments are as follows:

Minimum
Year	Payment
2014	$115,000
2015	7,000
2016	-
2017	-
Thereafter	-

(7)   Deposits
Interest expense on time certificates of deposit of $100,000 or more in the year 2013 amounted to $1,324,000, as compared with $1,839,000 in 2012, and $3,009,000 in 2011. At December 31, 2013, the balance of time certificates of deposit of $100,000 or more was $82,595,000, as compared with $97,798,000 at December 31, 2012. The amount of time deposits with a remaining term of more than 1 year was $106,377,000 at December 31, 2013 and $136,749,000 at December 31, 2012. The following table shows the scheduled maturities of Certificates of Deposit as of December 31, 2013 (000s omitted):

	Under $100,000	$100,000 and over
2014	$80,927	$50,517
2015	37,035	13,456
2016	18,357	8,095
2017	13,434	6,372
2018	5,473	4,155
Thereafter	-	-
Total	$155,226	$82,595

Time certificates of deposit under $100,000 include $8,665,000 of brokered certificates of deposit as of December 31, 2013, and $16,182,000 as of December 31, 2012. The Bank did not have any brokered certificates of deposit over $100,000 as of December 31, 2013 and December 31, 2012.

(8)   Federal Home Loan Bank Advances and Repurchase Agreements
The following is a summary of the Bank’s borrowings from the Federal Home Loan Bank of Indianapolis as of December 31, 2013 and 2012 (000s omitted):

December 31, 2013

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate
2014	12,000	0.40%	-	-
	$12,000	0.40%	$-	0.00%

December 31, 2012

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate
2013	95,000	2.59%	-	-
2014	12,000	0.47%	-	-
	$107,000	2.35%	$-	0.00%

The weighted average maturity of the Federal Home Loan Bank advances was 0.5 years and 0.5 years as of December 31, 2013 and 2012, respectively. The interest rates on the floating rate advances reset quarterly based on the three month LIBOR rate plus a spread ranging of 16 basis points. The advances are subject to prepayment penalties and the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis.

The Bank maintains an overdraft line of credit with the Federal Home Loan Bank of Indianapolis. The amount outstanding on the line of credit was $0 as of December 31, 2013 and 2012. The amount of credit available was $20,000,000 as of December 31, 2013 and $10,000,000 as of December 31, 2012. The interest rate on the line of credit is equal to the variable advance rate and is only charged on amounts advanced. The variable advance rate was 0.50% on December 31, 2013 and December 31, 2012.

As of December 31, 2013 investment securities totaling $39,520,000 were pledged to secure the Federal Home Loan Bank advances and line of credit. As of December 31, 2012 investment securities totaling $72,841,000 and qualified residential real estate loans totaling $80,567,000 were pledged to secure the Federal Home Loan Bank advances and line of credit.

The following is a summary of the Bank’s borrowings under repurchase agreements as of December 31, 2013 and 2012 (000s omitted):

Securities Sold Under Agreements to Repurchase
December 31, 2013

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate
2016	-	-	15,000	4.65%
	$-	-	$15,000	4.65%

Securities Sold Under Agreements to Repurchase
December 31, 2012

	Floating Rate		Fixed Rate
Maturing in	Amount	Rate	Amount	Rate
2016	-	-	15,000	4.65%
	$-	-	$15,000	4.65%

 The average daily balance of Repurchase Agreements was $15,000,000 in 2013 and $17,842,000 in 2012. The weighted average interest rate on Repurchase Agreements was 4.65% in 2013 and 4.57% in 2012. The maximum month end balance of Repurchase Agreements was $15,000,000 in 2013 and $20,000,000 in 2012.

Investment securities issued by U.S. Government agencies with a carrying value of $21.5 million and $22.8 million were pledged to secure the repurchase agreement borrowings at December 31, 2013 and December 31, 2012, respectively.

(9)   Retirement Plans and Postretirement Benefit Plans
In 2000, the Bank implemented a retirement plan that included both a money purchase pension plan, as well as a voluntary profit sharing 401(k) plan for all employees who meet certain age and length of service eligibility requirements. In 2002, the Bank amended its retirement plan to freeze the money purchase plan and retain the 401(k) plan. To ensure that the plan meets the Safe Harbor provisions of the applicable sections of the Internal Revenue Code, the Bank contributes an amount equal to four percent of the employee’s base salary to the 401(k) plan for all eligible employees who contribute at least 5% of their salary. In addition, an employee may contribute from 1 to 75 percent of his or her base salary, up to a maximum of $23,000 in 2013. In 2013 and 2012 the Bank made a matching contribution of 100% on the first three percent of employee deferrals and 50% on the next two percent of deferrals. The Bank did not match employee’s elective contributions in 2011. Depending on the Bank’s profitability, an additional profit sharing contribution may be made by the Bank to the 401(k) plan. There were no profit sharing contributions in 2013, 2012, and 2011. The total retirement plan expense was $515,000, for the year ended December 31, 2013, $474,000 for the year ended December 31, 2012, and $582,000 for the year ended December 31, 2011.

The Bank has a postretirement benefit plan that generally provides for the continuation of medical benefits for all employees hired before January 1, 2007 who retire from the Bank at age 55 or older, upon meeting certain length of service eligibility requirements. The Bank does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. The amount of benefits paid under the postretirement benefit plan was $206,000 in 2013, $177,000 in 2012, and $167,000 in 2011. The amount of insurance premium paid by the Bank for retirees is capped at 200% of the cost of the premium as of December 31, 1992.

A reconciliation of the accumulated postretirement benefit obligation (“APBO”) to the amounts recorded in the consolidated balance sheets in Interest Payable and Other Liabilities at December 31 is as follows (000s omitted):

	2013	2012
APBO	$2,781	$3,074
Unrecognized net transition obligation	-	-
Unrecognized prior service costs	(2)	(6)
Unrecognized net gain (loss)	143	(285)
Accrued benefit cost at fiscal year end	$2,922	$2,783

The changes recorded in the accumulated postretirement benefit obligation were as follows (000s omitted):

	2013	2012
APBO at beginning of year	$3,074	$2,479
Service cost	134	109
Interest cost	106	109
Actuarial loss (gain)	(428)	467
Plan participants' contributions	101	87
Benefits paid during year	(206)	(177)
APBO at end of year	$2,781	$3,074

Components of the Bank’s postretirement benefit expense were as follows:

	2013	2012	2011
Service cost	$134	$109	$102
Interest cost	106	109	111
Amortization of transition obligation	-	54	54
Prior service costs	4	4	4
Amortization of gains	-	-	(2)
Net postretirement benefit expense	$244	$276	$269

The APBO as of December 31, 2013 and 2012 was calculated using assumed discount rates of 4.50% and 3.50%, respectively. Based on the provisions of the plan, the Bank’s expense is capped at 200% of the 1992 expense, with all expenses above the cap incurred by the retiree. The expense reached the cap in 2004, and accordingly the impact of an increase in health care costs on the APBO was not calculated.

The Bank Owned Life Insurance policies fund a Death Benefit Only (DBO) obligation that the Bank has with 6 of its active directors, 5 retired directors, 12 active executives, and 10 retired executives. The DBO plan, which replaced previous split dollar agreements, provides a taxable death benefit. The benefit for directors is grossed up to provide a net benefit to each director’s beneficiaries based on that director’s length of service on the board. The directors’ net death benefits are $500,000 for director service of less than 3 years, $600,000 for service up to 5 years, $750,000 for service up to 10 years, and $1,000,000 for director service of 10 years or more. The active directors who participate in the plan have all waived the postretirement benefit. The executives’ beneficiaries will receive a grossed up benefit that will provide a net benefit equal to two times the executive’s base salary if death occurs during employment and a postretirement benefit equal to the executive’s final annual salary rate at the time of retirement if death occurs after retirement.

Information for the postretirement death benefits and health care benefits is as follows as of the December 31 measurement date (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2013	2012	2013	2012

Change in benefit obligation
Benefit obligation at beginning of year	$6,087	5,372	$3,074	$2,479
Service cost	21	18	134	109
Interest cost	223	237	106	109
Plan participants' contributions	-	-	101	87
Actuarial loss (gain)	(590)	460	(428)	467
Benefits paid	-	-	(206)	(177)
Benefit obligation at end of year	$5,741	$6,087	$2,781	$3,074

Change in accrued benefit cost
Accrued benefit cost at beginning of year	$3,545	$2,976	$2,783	$2,598
Service cost	21	18	134	109
Interest cost	223	237	106	109
Amortization	187	314	4	57
Employer contributions	-	-	(105)	(90)
Net gain	-	-	-	-
Accrued benefit cost at end of year	$3,976	$3,545	$2,922	$2,783

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-	$-	$-
Employer contributions	-	-	105	90
Plan participants' contributions	-	-	101	87
Benefits paid during year	-	-	(206)	(177)
Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(5,741)	$(6,087)	$(2,781)	$(3,074)

Amounts recognized in other liabilities as of December 31 consist of (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2013	2012	2013	2012
Assets	$-	-	$-	$-
Liabilities	5,741	6,087	2,781	3,074
Total	$5,741	$6,087	$2,781	$3,074

Amounts recognized in accumulated other comprehensive income as of December 31 consist of (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2013	2012	2013	2012
Net loss (gain)	$(33)	558	$(143)	$285
Transition obligation (asset)	-	-	-	-
Prior service cost (credit)	1,798	1,984	2	6
Total included in AOCI	$1,765	$2,542	$(141)	$291

(10) Stockholders’ Equity
On March 15, 2013, the Corporation completed a private placement offering of 500,000 shares of its no par value common stock. The shares of common stock sold were not registered under the Securities Act of 1933 (the “Act”) in reliance of the exemption from registration provided by Section 4(2) of the Act and Rule 506 of SEC Regulation D. The 500,000 shares were sold for an aggregate purchase price of $1,736,000.

On December 23, 2013, the Corporation completed a private placement offering of 2,647,059 shares of its no par value common stock. The shares of common stock sold were not registered under the Securities Act of 1933 (the “Act”) in reliance of the exemption from registration provided by Section 4(2) of the Act and Rule 506 of SEC Regulation D. The 2,647,059 shares were sold for an aggregate purchase price of $11,250,000.

During 2013, the Corporation issued 28,411 shares of its no par value common stock to its Employee Stock Purchase Plan and for retirement and years of service awards. The aggregate value of these shares was $113,000.

 (11) Disclosures about Fair Value of Financial Instruments
Certain of the Bank’s assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets. These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below. The fair values of all financial instruments not discussed below are estimated to be equal to their carrying amounts as of December 31, 2013 and 2012.

CASH AND CASH EQUIVALENTS
The carrying amounts of cash and cash equivalents approximate fair values.

INVESTMENT SECURITIES
Fair value for the Bank’s investment securities was determined using the market value in active markets, where available. When not available, fair values are estimated using the fair value hierarchy. In the fair value hierarchy, Level 2 fair values are determined using observable inputs other than Level 1 market prices, such as quoted prices for similar assets. Level 3 values are determined using unobservable inputs, such as discounted cash flow projections. These estimated market values are disclosed in Note 3 and the required fair value disclosures are in Note 19. The carrying value of Federal Home Loan Bank of Indianapolis stock approximates fair value based on the redemption provisions of the issuer.

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

DEPOSIT LIABILITIES
The fair values for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e. the carrying amounts). The carrying amounts of variable rate certificates of deposit approximate their fair values at the reporting date. Fair values of fixed rate, fixed maturity, certificates of deposit is estimated by discounting the related cash flows using the rates currently offered for deposits of similar remaining maturities.

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

FAIR VALUES
The carrying amounts and approximate fair values as of December 31, 2013 and December 31, 2012 are as follows (000s omitted):

					Total
	Carrying				Estimated
December 31, 2013	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$77,798	$77,798	$-	$-	$77,798
Securities - Held to Maturity
Obligations of States and Political Subdivisions	34,346	-	34,539	-	34,539
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	266,713	-	266,713	-	266,713
MBS issued by U.S. Government Agencies	96,526	-	96,526	-	96,526
Obligations of States and Political Subdivisions	15,363	-	15,363	-	15,363
Trust Preferred CDO Securities	5,751	-	-	5,751	5,751
Corporate Debt Securities	8,071	-	8,071	-	8,071
Other Securities	2,532	2,087	445	-	2,532

Federal Home Loan Bank Stock	10,605	-	10,605	-	10,605
Loans Held for Sale	668	-	-	668	668
Loans, net	581,381	-	-	591,471	591,471
Accrued Interest Receivable	3,502	-	-	3,502	3,502

Financial Liabilities:
Noninterest Bearing Deposits	215,844	215,844	-	-	215,844
Interest Bearings Deposits	853,874	-	857,149	-	857,149
Borrowed funds
FHLB Advances	12,000	-	12,000	-	12,000
Repurchase Agreements	15,000	-	16,352	-	16,352
Accrued Interest Payable	179	-	-	179	179

					Total
	Carrying				Estimated
December 31, 2012	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$112,507	$112,507	$-	$-	$112,507
Securities - Held to Maturity
Obligations of States and Political Subdivisions	38,286	-	39,630	-	39,630
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	225,451	-	225,451	-	225,451
MBS issued by U.S. Government Agencies	129,818	-	129,818	-	129,818
Obligations of States and Political Subdivisions	18,370	-	18,370	-	18,370
Trust Preferred CDO Securities	5,406	-	-	5,406	5,406
Corporate Debt Securities	12,077	-	12,077	-	12,077
Other Securities	2,645	2,213	432	-	2,645

Federal Home Loan Bank Stock	10,605	-	10,605	-	10,605
Loans Held for Sale	1,520	-	-	1,520	1,520
Loans, net	609,950	-	-	627,171	627,171
Accrued Interest Receivable	3,457	-	-	3,457	3,457

Financial Liabilities:
Noninterest Bearing Deposits	183,016	183,016	-	-	183,016
Interest Bearings Deposits	865,814	-	872,070	-	872,070
Borrowed funds
FHLB Advances	107,000	-	107,785	-	107,785
Repurchase Agreements	15,000	-	17,141	-	17,141
Accrued Interest Payable	353	-	-	353	353

(12)	Federal Income Taxes
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

The provision for Federal income taxes consists of the following (000s omitted):

	2013	2012	2011
Federal income taxes currently payable	$42	$1,497	$500
Provision (credit) for deferred taxes on:
Book (over) under tax loan loss provision	(466)	1,386	390
Accretion of bond discount	45	(5)	(1)
Net deferred loan origination fees	10	(56)	9
Accrued postretirement benefits	(280)	(296)	(254)
Tax over (under) book depreciation	(462)	180	(83)
Non-accrual loan interest	602	(770)	(953)
Other real estate owned	805	(253)	(103)
Net operating loss carry forward	1,559	(697)	(2,039)
Other, net	(87)	(173)	(236)
Total deferred benefit	1,726	(684)	(3,270)
Valuation allowance deferred tax assets	(19,881)	(4,316)	3,270
Net deferred provision (benefit)	(18,155)	(5,000)	-
Tax expense (benefit)	$(18,113)	$(3,503)	$500

The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as follows:

	2013	2012	2011
Statutory rate	34.0%	34.0%	(34.0)%
Municipal interest income	(5.4)	(7.9)	(13.4)
Other, net	(4.8)	(10.0)	(37.6)
Valuation allowance	(267.8)	(85.6)	100.3
Effective tax rate	(244.0)%	(69.5)%	15.3%

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

During 2009, the Company established a deferred tax valuation allowance of $13.9 million after evaluating all positive and negative evidence. The Company determined that it was more likely than not that it would not be able to utilize its entire deferred tax asset of $17.0 million. The expense for recording the valuation allowance was a non cash item, and recording the expense does not imply that the Company owes additional taxes. As business and economic conditions changed, the Company reevaluated the criteria related to the recognition of deferred tax assets, and during 2010, The Company increased its valuation allowance to $20.9 million, which equaled 100% of the deferred tax asset. After its review of the relevant data in 2011, the Company decided to continue to maintain its valuation allowance at 100% of the deferred tax asset of $24.2 million.

In December 2012, the Company again evaluated the positive and negative evidence regarding its expected utilization of its deferred tax asset. Positive evidence included improving local and regional economic conditions, six consecutive quarterly profits, consistent improvement in asset quality, reduction in credit related expenses, and projections for continued improvements in earnings for the foreseeable future. Negative evidence included the large amount of net operating loss carry forwards that the Company has accumulated, persistent concern about the strength of the economic recovery, and still elevated problem asset levels at the Company. The Company determined that, as of December 31, 2012, it was more likely than not that the Company will be able to utilize a portion of its deferred tax asset, but it was not more likely than not that all of the deferred tax asset would be utilized. Based on its projection of the amount of deferred tax asset that it expected to utilize in the future, the Company concluded to reduce the valuation allowance by $5.0 million. The reduction in the valuation allowance was recorded by recognizing a benefit to federal income tax expense.

In September, 2013, the Company’s evaluation of the positive and negative evidence regarding its expected utilization of its deferred tax asset indicated that that it was more likely than not that the Company would utilize its entire deferred tax asset. The positive evidence, consisting of nine consecutive profitable quarters and projections for future taxable earnings exceeded the negative evidence, which was primarily the prior net operating losses experienced. As a result, the Company eliminated the remaining $18.8 million valuation allowance in the third quarter of 2013 by recording a benefit to federal income tax expense.

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

The components of the net deferred Federal income tax asset (included in Interest Receivable and Other Assets on the accompanying consolidated balance sheets) at December 31 are as follows (000s omitted):

	2013	2012
Deferred Federal income tax assets:
Allowance for loan losses	$6,547	$6,081
Net deferred loan origination fees	243	253
Tax versus book depreciation differences	460	-
Net unrealized losses on securities available for sale	5,050	-
Accrued postretirement benefits	3,265	3,396
Alternative minimum tax	771	771
Non-accrual loan interest	1,486	2,088
Other real estate owned	1,401	2,207
Other than temporary impairment AFS securities	566	566
Net operating loss	8,127	9,686
Other, net	1,248	1,277
Gross deferred tax asset	29,164	26,325
Valuation allowance	-	(19,881)
Total deferred federal tax asset	$29,164	$6,444

Deferred Federal income tax liabilities:
Accretion of bond discount	$(63)	$(18)
Net unrealized gains on securities available for sale	-	(924)
Tax versus book depreciation differences	-	(2)
Other	(345)	(461)
Total deferred federal tax liabilities	$(408)	$(1,405)
Net deferred Federal income tax asset (liability)	$28,756	$5,039

The Corporation has net operating loss carry forwards of approximately $23.9 million that are available to reduce future taxable income through the year ending December 31, 2032.

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

As of December 31, 2013 and 2012, the Bank’s capital ratios exceeded the required minimums to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the tables, as well as meeting other requirements specified by the federal banking regulators, including not being subject to any written agreement or order issued by the FDIC pursuant to section 8 of the Federal Deposit Insurance Act.

Since July 22, 2010, the Bank has been under a Consent Order (the “Consent Order”) with the FDIC and the Michigan DIFS. The Consent Order requires the Bank to, among other things, increase its Tier 1 Leverage ratio to 9.0% and its Total Risk Based Capital ratio to 12.0%. The Bank is in compliance with all of the other provisions of the Consent Order, which include a requirement to charge off all loans classified as “Loss” in the Report of Examination; a prohibition against extending additional credit to borrowers whose debt has been charged off; a prohibition against extending additional credit to borrowers whose debt is classified as “Substandard” or “Doubtful” without board of directors approval; a requirement to develop a written plan to reduce the Bank’s risk position in each asset in excess of $1,000,000 which is more than 90 days delinquent or classified as “Substandard” or “Doubtful”; a prohibition against declaring or paying dividends without written permission from the FDIC and the Michigan DIFS; a requirement for board approval of the allowance for loan and lease losses prior to filing the Bank’s quarterly Reports of Condition and Income required by the FDIC; adoption of a two year written profit plan; implementation of a plan to monitor compliance with the Consent Order; and a requirement to furnish quarterly progress reports to the FDIC and Michigan DIFS detailing action taken to secure compliance with the Consent Order. If the Bank is unable to timely comply with the Consent Order, there could be material adverse effects on the Bank and the Corporation.

Due to the existence of the Consent Order, the Bank is considered to be “Adequately Capitalized” as of December 31, 2013 and 2012. There are no conditions or events since December 31, 2013 that Management believes have changed the Bank’s category.

The Corporation’s and Bank’s actual capital amounts and ratios are also presented in the table (000s omitted in dollar amounts).

	Actual		Minimum to Qualify as Well Capitalized*
	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Capital to Risk-Weighted Assets
Consolidated	$110,414	14.55%	$75,899	10%
Monroe Bank & Trust	108,818	14.36%	75,760	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	100,839	13.29%	45,540	6%
Monroe Bank & Trust	99,242	13.10%	45,456	6%
Tier 1 Capital to Average Assets
Consolidated	100,839	8.61%	58,593	5%
Monroe Bank & Trust	99,242	8.48%	58,522	5%

			Minimum to Qualify as
	Actual		Well Capitalized*
	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital to Risk-Weighted Assets
Consolidated	$89,615	11.53%	$77,691	10%
Monroe Bank & Trust	88,992	11.46%	77,623	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	79,776	10.27%	46,615	6%
Monroe Bank & Trust	79,113	10.19%	46,574	6%
Tier 1 Capital to Average Assets
Consolidated	79,776	6.43%	62,041	5%
Monroe Bank & Trust	79,113	6.38%	62,008	5%

*	Although the Bank’s capital ratios exceed the “Well Capitalized” minimums, the Bank is categorized as “Adequately Capitalized” as of December 31, 2013 and 2012 due to its Consent Order with the FDIC.

(14) Earnings (Loss) Per Share
The calculation of earnings (loss) per common share for the years ended December 31 is as follows:

	2013	2012	2011
Basic
Net income (loss)	$25,537,000	$8,545,000	$(3,762,000)
Less preferred dividends	-	-	-
Net income (loss) applicable to common stock	$25,537,000	$8,545,000	$(3,762,000)
Average common shares outstanding	17,882,070	17,332,012	17,270,528
Income (loss) per common share - basic	$1.43	$0.49	$(0.22)

	2013	2012	2011
Diluted
Net income (loss)	$25,537,000	$8,545,000	$(3,762,000)
Less preferred dividends	-	-	-
Net income (loss) applicable to common stock	$25,537,000	$8,545,000	$(3,762,000)
Average common shares outstanding	17,882,070	17,332,012	17,270,528
Stock option adjustment	203,024	101,801	-
Average common shares outstanding - diluted	18,085,094	17,433,813	17,270,528
Income (loss) per common share - diluted	$1.41	$0.49	$(0.22)

Stock options totaling 283,900, 396,835, and 436,503 shares were not included in the computation of diluted earnings per share in the years ended December 31, 2013, 2012, and 2011, respectively, because they were antidilutive.

(15) Stock-Based Compensation Plan
The Long-Term Incentive Compensation Plan approved by shareholders at the April 6, 2000 Annual Meeting of Shareholders of Monroe Bank & Trust authorized the Board of Directors to grant nonqualified stock options to key employees and non-employee directors. Such grants could be made until January 2, 2010 for up to 1,000,000 shares of the Corporation’s common stock. The amount that could be awarded to any one individual was limited to 100,000 shares in any one calendar year. The MBT Financial Corp. 2008 Stock Incentive Plan was approved by shareholders at the May 1, 2008 Annual meeting of shareholders of MBT Financial Corp. This plan replaced the Long-Term Incentive Compensation Plan and authorized the Board of Directors to grant equity incentive awards to key employees and non-employee directors. Such grants may be made until May 1, 2018 for up to 1,000,000 shares of the Corporation’s common stock. The amount that may be awarded to any one individual is limited to 100,000 shares in any one calendar year. As of December 31, 2013, the number of shares available under the plan is 237,369. This includes 162,523 shares that were previously awarded that have been forfeited.

Stock Option Awards - Stock options granted under the plans have exercise prices equal to the fair market value at the date of grant. Options granted under the plan may be exercised for a period of no more than ten years from the date of grant. All options granted are fully vested at December 31, 2013.

Stock Only Stock Appreciation Rights (SOSARs) – On January 2, 2013, Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain executives in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. The SOSARs have a term of 10 years and vest in three equal annual installments beginning on December 31, 2013. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant. Upon exercise, the executive will generally receive common shares equal in value to the excess of the market value of the shares over the exercise price on the exercise date.

The fair value of each option and SOSAR grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions disclosed in Note 1 to the consolidated financial statements.

A summary of the status of stock options and SOSARs under the plans is presented in the table below.

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price
Options Outstanding, January 1	396,835	$17.57	436,503	$17.34	444,575	$17.28
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited/Expired	112,935	15.44	39,668	15.05	8,072	13.90
Options Outstanding, December 31	283,900	$18.41	396,835	$17.57	436,503	$17.34
Options Exercisable, December 31	283,900	$18.41	396,835	$17.57	436,503	$17.34

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
Stock Only Stock Appreciation Rights (SOSARs)	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
SOSARs Outstanding, January 1	410,666	$3.53	320,000	$4.08	224,000	$5.12
Granted	112,369	2.35	104,000	1.85	107,000	1.85
Exercised	35,464	2.28	-	-	-	-
Forfeited/Expired	15,300	7.09	13,334	3.68	11,000	3.64
SOSARs Outstanding, December 31	472,271	$3.23	410,666	$3.53	320,000	$4.08
SOSARs Exercisable, December 31	373,560	$3.50	319,630	$4.01	253,321	$4.67

Weighted Average Fair Value of Options or SOSARs Granted During Year		$1.43		$1.11		$0.80

The options and SOSARs exercisable as of December 31, 2013 are exercisable at prices ranging from $1.52 to $23.40. The number of options and SOSARs and remaining life at each exercise price are as follows:

Outstanding and Exercisable Options
Exercise Price	Shares	Remaining Life (in years)
$15.33	64,200	3.01
$16.24	53,200	2.01
$16.69	77,000	0.01
$23.40	89,500	1.01
	283,900	1.38

Outstanding SOSARs			Exercisable SOSARs
Exercise Price	Shares	Remaining Life (in years)	Shares	Remaining Life (in years)
$1.52	12,000	6.01	12,000	6.01
$1.85	178,002	7.63	147,974	7.52
$2.35	112,369	9.01	43,686	9.01
$3.03	97,700	5.01	97,700	5.01
$8.53	72,200	4.60	72,200	4.60
	472,271	6.91	373,560	6.42

A summary of the status of the Corporation’s non-vested SOSARs as of December 31, 2013 and changes during the year ended December 31, 2013 is as follows:

Nonvested SOSAR Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	91,036	$1.01
Granted	112,369	1.43
Vested	(104,694)	1.16
Forfeited	-	0.00
Nonvested at December 31, 2013	98,711	$1.33

As of December 31, 2013, there was $132,000 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 1.70 years.

Restricted Stock Awards – On September 23, 2010, 120,000 restricted shares were awarded to certain key executives in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. As of December 31, 2013, 95,000 of those shares were vested. The remaining restricted shares will vest on September 23, 2014.

A summary of the status of the Corporation’s non-vested restricted stock awards as of December 31, 2013, 2012, and 2011, and changes during the years then ended is as follows:

Restricted Stock Awards	2013	2012	2011
Nonvested at January 1	50,000	120,000	135,000
Granted	-	10,000	-
Vested	25,000	80,000	15,000
Forfeited	-	-	-
Nonvested at December 31	25,000	50,000	120,000

The total expense recorded for the restricted stock awards was $20,000 in 2013, $70,000 in 2012, and $100,000 in 2011. The amount of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan was $7,000 as of December 31, 2013, $27,000 as of December 31, 2012, and $87,000 as of December 31, 2011.

Restricted Stock Unit Awards – Restricted stock units granted under the plan result in an award of common shares to key employees based on selected performance metrics during the performance period. Key executives were granted 30,000 Restricted Stock Units (RSUs) on January 2, 2013. The RSUs will vest on December 31, 2015 based on the Bank achieving the performance targets in the following schedule, with up to 50% of the RSUs earned in 2013 and up to 50% of the RSUs earned in 2014.

Performance Metric	Weighting Percentage	Performance Requirement	2013 Performance Threshold	2014 Performance Threshold
Net Income before tax	25%	At or greater than	$6,400,000	$9,000,000
Tier 1 leverage ratio	25%	At or greater than	7.75%	8.25%
Texas Ratio	50%	At or less than	50%	35%

The Texas ratio goal was not achieved in 2013. As a result, 50% of the 15,000 RSUs (7,500) that could be earned in 2013 will be awarded upon completion of the vesting period. The current expectation is that the 15,000 RSUs that may be earned in 2014 will be awarded.

Key executives were granted 30,000 Restricted Stock Units (RSUs) on February 23, 2012. The RSUs will vest on December 31, 2014 based on the Bank achieving the performance targets in the following schedule, with up to 50% of the RSUs earned in 2012 and up to 50% of the RSUs earned in 2013.

Performance Metric	Weighting Percentage	Performance Requirement	2012 Performance Threshold	2013 Performance Threshold
Net Income before tax	25%	At or greater than	$1,245	$6,370,000
Tier 1 leverage ratio	25%	At or greater than	6.42%	7.76%
Texas Ratio	50%	At or less than	75%	50%

The Texas ratio goal was not achieved in 2013 or 2012 and the Tier 1 leverage ratio was not achieved in 2012. As a result, 75% of the 15,000 RSUs (11,250) that could have been earned in 2013 and 50% of the 15,000 RSUs (7,500) that could have been earned in 2012 will be awarded upon completion of the vesting period.

Accordingly, the Company recorded expenses of $38,000 in 2013 and $54,000 in 2012 for the RSUs.

(16) Parent Company
Condensed parent company financial statements, which include transactions with the subsidiary, are as follows (000s omitted):

Balance Sheets

	December 31,
	2013	2012
Assets
Cash and due from banks	$493	$212
Securities	446	432
Investment in subsidiary bank	109,039	82,983
Other assets	902	220
Total assets	$110,880	$83,847

Liabilities
Dividends payable and other liabilities	$272	$273
Total liabilities	272	273

Stockholders' Equity
Total stockholders' equity	110,608	83,574
Total liabilities and stockholders' equity	$110,880	$83,847

Statements of Operations

	Years Ended December 31,
	2013	2012	2011
Income
Dividends from subsidiary bank	$-	$-	$-
Other operating income	-	-	-
Total income	-	-	-

Expense
Interest on borrowed funds	4	12	11
Other expense	274	272	399
Total expense	278	284	410

Loss before tax and equity in undistributed
net loss of subsidiary bank	(278)	(284)	(410)
Income tax benefit	(432)	-	-
Loss before equity in undistributed
net loss of subsidiary bank	154	(284)	(410)
Equity in undistributed net income (loss)
of subsidiary bank	25,383	8,829	(3,352)
Net Income (Loss)	$25,537	$8,545	$(3,762)

Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Cash Flows Provided By Operating Activities:
Net income (loss)	$25,537	$8,545	$(3,762)
Equity in undistributed net income of subsidiary bank	(25,383)	(8,829)	3,352
Net decrease in other liabilities	134	138	-
Net (increase) decrease in other assets	(605)	(1)	133
Net cash used for operating activities	$(317)	$(147)	$(277)

Cash Flows Used For Investing Activities:
Investment in subsidiary	$(11,350)	$-	$-
Net cash used for investing activities	$(11,350)	$-	$-

Cash Flows Used For Financing Activities:
Issuance of common stock	$12,083	$243	$54
Dividends paid	-	-	-
Issuance of long term debt	(135)	-	-
Net cash provided by financing activities	$11,948	$243	$54

Net Increase (Decrease) In
Cash And Cash Equivalents	$281	$96	$(223)

Cash And Cash Equivalents
At Beginning Of Year	212	116	339
Cash And Cash Equivalents At End Of Year	$493	$212	$116

Under current regulations, the Bank is limited in the amount it may loan to the Corporation. Loans to the Corporation may not exceed ten percent of the Bank’s capital stock, surplus, and undivided profits plus the allowance for loan losses. Loans from the Bank to the Corporation are required to be collateralized. Accordingly, at December 31, 2013, Bank funds available for loans to the Corporation amounted to $13,690,000. The Bank has not made any loans to the Corporation.

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk at December 31 were as follows (000s omitted):

	Contractual Amount
	2013	2012
Commitments to extend credit:
Unused portion of commercial lines of credit	$68,159	$59,826
Unused portion of credit card lines of credit	3,255	3,048
Unused portion of home equity lines of credit	16,769	16,356
Standby letters of credit and financial guarantees written	3,667	3,730
All other off-balance sheet assets	-	-

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

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and other business transactions. For the letters of credit, $3,655,000 expires in 2014 and $12,000 expires in 2015. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Various legal claims also arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

(18) Quarterly Financial Information (Unaudited) (000s omitted):

2013	First	Second	Third	Fourth
Total Interest Income	$10,061	$9,741	$9,764	$9,672
Total Interest Expense	2,017	1,652	1,225	1,143
Net Interest Income	8,044	8,089	8,539	8,529
Provision for Loan Losses	1,500	400	200	100
Other Income	3,988	3,989	4,116	3,838
Other Expenses	9,418	10,182	9,963	9,945
Income Before Provision For Income Taxes	1,114	1,496	2,492	2,322
Provision For (Benefit From) Income Taxes	-	-	(18,795)	682
Net Income	$1,114	$1,496	$21,287	$1,640

Basic Earnings Per Common Share	$0.06	$0.08	$1.19	$0.10
Diluted Earnings Per Common Share	$0.06	$0.08	$1.17	$0.10

Dividends Declared Per Share	$-	$-	$-	$-

2012	First	Second	Third	Fourth
Total Interest Income	$11,696	$11,334	$10,987	$10,518
Total Interest Expense	2,768	2,550	2,366	2,202
Net Interest Income	8,928	8,784	8,621	8,316
Provision for Loan Losses	2,250	1,050	1,550	2,500
Other Income	4,677	3,564	4,023	4,173
Other Expenses	10,012	9,622	9,689	9,371
Income Before Provision For Income Taxes	1,343	1,676	1,405	618
Provision For (Benefit From) Income Taxes	126	1,423	17	(5,069)
Net Income	$1,217	$253	$1,388	$5,687

Basic Earnings Per Common Share	$0.07	$0.01	$0.08	$0.33
Diluted Earnings Per Common Share	$0.07	$0.01	$0.08	$0.33

Dividends Declared Per Share	$-	$-	$-	$-

(19) Fair Value Disclosures
The following tables present information about the Corporation’s assets measured at fair value on a recurring basis at December 31, 2013 and 2012, and the valuation techniques used by the Corporation to determine those fair values.

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

Assets measured at fair value on a recurring basis are as follows (000’s omitted):

Investment Securities Available for Sale at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$-	$266,713	$-
MBS issued by U.S. Government Agencies		96,526
Obligations of States and Political Subdivisions	-	15,363	-
Trust Preferred CDO Securities	-	-	5,751
Corporate Debt Securities	-	8,071	-
Other Securities	2,087	445	-
Total Securities Available for Sale	$2,087	$387,118	$5,751

Investment Securities Available for Sale at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$-	$225,451	$-
MBS issued by U.S. Government Agencies		129,818
Obligations of States and Political Subdivisions	-	18,370	-
Trust Preferred CDO Securities	-	-	5,406
Corporate Debt Securities	-	12,077	-
Other Securities	2,213	432	-
Total Securities Available for Sale	$2,213	$386,148	$5,406

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale	2013	2012
Balance at January 1	$5,406	$5,467
Total realized and unrealized gains (losses) included in income	-	-
Total unrealized gains (losses) included in other comprehensive income	361	(44)
Net purchases, sales, calls and maturities	(16)	(17)
Net transfers in/out of Level 3	-	-
Balance at December 31	$5,751	$5,406

Of the Level 3 assets that were held by the Corporation at December 31, 2013, the unrealized gain for the year was $361,000. That gain is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not purchase or sell any Level 3 available for sale securities during 2013 or 2012.

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

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$60,471	$-	$-	$60,471
Other Real Estate Owned	$9,628	$-	$-	$9,628

	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$67,249	$-	$-	$67,249
Other Real Estate Owned	$14,262	$-	$-	$14,262

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

(20) Subsequent Events
On March 3, 2014, the Company completed a private placement of its common stock. The total amount of stock sold was 647,059 shares and the aggregate amount of proceeds was $2,750,000. The proceeds will be used to provide working capital at the Company and invested as additional equity in the Bank.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
MBT Financial Corp. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2013, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be in the Corporation’s periodic SEC filings.

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

MBT Financial Corp.’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2013, the Corporation’s internal control over financial reporting is effective, based on those criteria.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2013, that materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

(a)	Executive Officers – See “Executive Officers” in part I, Item 1 hereof.
(b)	Directors and Executive Officers – information required by this item is incorporated by reference from the sections entitled “Proposal One: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities Exchange Commission.
(c)	Audit Committee – The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)).
(d)	Audit Committee Financial Expert – The Board of Directors has determined that Peter H. Carlton, member of the Audit Committee, is an “audit committee financial expert” and “independent” as defined under applicable SEC and Nasdaq rules.
(e)	MBT Financial Corp. has adopted its Code of Ethics, a code of ethics that applies to all its directors, officers, and employees, including its Chief Executive Officer, Chief Financial Officer, and internal auditor. A copy of the Code of Ethics is posted on our website at http://www.mbandt.com. In the event we make any amendment to, or grant any waiver of, a provision of the Code of Ethics that applies to the principal executive officers, principal financial officer, principal accounting officer, or controller, or persons performing similar functions that require disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the reasons for it, and the nature of any waiver, the name of the person to whom it was granted, and the date, on our internet website.

Item 11. Executive Compensation

Information required by this item is incorporated by reference from the section entitled “Executive Compensation” in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from the section entitled “Ownership of Voting Shares” in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.

Securities authorized for issuance under equity compensation plans as of December 31, 2013 were as follows:

	Number of securities to be	Weighted average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance under
	outstanding options, warrants,	outstanding options,	equity compensation plans (excluding
	and rights	warrants, and rights	securities reflected in column ( a ))
	( a )	( b )	( c )
Equity Compensation plans approved by security holders	797,421	$8.47	237,369
Equity Compensation plans not approved by security holders	0	0	0
Total	797,421	$8.47	237,369

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Board Independence” and “Related Party Transactions” in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference from the section entitled “Principal Accounting Firm Fees” in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.

Part IV
Item 15. Exhibits and Financial Statement Schedules
Contents
Financial Statements
Reports of Independent Registered Public Accounting Firm – Page 34

Consolidated Balance Sheets as of December 31, 2013 and 2012 – Page 35

Consolidated Statements of Operations and Comprehensive Income for the Years Ended
December 31, 2013, 2012, and 2011 – Page 36

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended
December 31, 2013, 2012, and 2011 – Page 37

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2013, 2012, and 2011 – Page 38

Notes to Consolidated Financial Statements – Pages 39-69

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
10.9
Stipulation and consent to the issuance of a Consent Order with the FDIC and Michigan DIFS dated July 12, 2010. Previously filed as Exhibit 10 to the Form 8-K filed by MBT Financial Corp. on July 13, 2010.

10.10
Amendment to MBT Financial Corp. Executive Severance Agreements with Donald M. Lieto, Scott E. McKelvey, Thomas G. Myers, and John L. Skibski. Previously filed as Exhibit 10.10 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2012.

10.11	Securities Purchase Agreement dated December 23, 2013 with Castle Creek Capital Partners IV, L.P. Previously filed as Exhibit 10.1 to the Form 8-K filed by MBT Financial Corp. on December 31, 2013.
10.12
Securities Purchase Agreement dated December 23, 2013 with Patriot Financial Partners II L.P. and Patriot Financial Partners Parallel II, L.P. Previously filed as Exhibit 10.2 to the Form 8-K filed by MBT Financial Corp. on December 31, 2013.

10.13	Engagement Letter between MBT Financial Corp. and Donnelly Penman & Partners. Previously filed as Exhibit 1.1 to the Form S-1/A filed by MBT Financial Corp. on February 3, 2014.
21	Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
23	Consent of Independent Auditors.
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document(1)

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

Dated: March 14, 2014		MBT FINANCIAL CORP.

	By:	/s/ John L. Skibski
John L. Skibski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 14, 2014

/s/ H. Douglas Chaffin	/s/ John L. Skibski
H. Douglas Chaffin	John L. Skibski
President, Chief Executive	Chief Financial Officer &
Officer & Director	Director

/s/ Michael J. Miller	/s/ Peter H. Carlton
Michael J. Miller	Peter H. Carlton
Chairman	Director

/s/ Joseph S. Daly	/s/ Edwin L. Harwood
Joseph S. Daly	Edwin L. Harwood
Director	Director

/s/ Debra J. Shah	/s/ Karen Wilson Smithbauer
Debra J. Shah	Karen Wilson Smithbauer
Director	Director

Exhibit Index

Number	Description of Exhibits
3.1	Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2011.
3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.
10.1	MBT Financial Corp. 2008 Stock Incentive Compensation Plan. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on June 5, 2008.
10.2	Monroe Bank & Trust Salary Continuation Agreement with Ronald D. LaBeau. Previously filed as Exhibit 10.2 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
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

10.8	MBT Financial Corp. Severance Agreement with Scott E. McKelvey. Previously filed as Exhibit 10.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2007.
10.9	Stipulation and consent to the issuance of a Consent Order with the FDIC and Michigan DIFS. Previously filed as Exhibit 10 to the Form 8-K filed by MBT Financial Corp. on July 13, 2010.
10.10
Amendment to MBT Financial Corp. Executive Severance Agreements with Donald M. Lieto, Scott E. McKelvey, Thomas G. Myers, and John L. Skibski. Previously filed as Exhibit 10.10 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2012.

21	Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
23	Consent of Independent Auditors.
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document(1)

(1)As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

