Form 10-Q
period 2014-03-31
MBT FINANCIAL CORP
filed 2014-05-14
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2014

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-30973

MBT FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Michigan	38-3516922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 14, 2014, there were 22,685,703 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014
Dollars in thousands	(Unaudited)	December 31, 2013

ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$12,228	$15,448
Interest bearing	41,376	62,350
Total cash and cash equivalents	53,604	77,798

Securities - Held to Maturity	36,290	34,846
Securities - Available for Sale	419,968	394,956
Federal Home Loan Bank stock - at cost	10,605	10,605

Loans held for sale	218	668

Loans	591,806	597,590
Allowance for Loan Losses	(16,158)	(16,209)
Loans - Net	575,648	581,381

Accrued interest receivable and other assets	32,445	34,094
Other Real Estate Owned	9,775	9,628
Bank Owned Life Insurance	50,846	50,493
Premises and Equipment - Net	28,413	28,213
Total assets	$1,217,812	$1,222,682

LIABILITIES
Deposits:
Non-interest bearing	$210,079	$215,844
Interest-bearing	846,532	853,874
Total deposits	1,056,611	1,069,718

Federal Home Loan Bank advances	12,000	12,000
Repurchase agreements	15,000	15,000
Interest payable and other liabilities	16,094	15,356
Total liabilities	1,099,705	1,112,074

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 shares authorized, 21,266,380 and 20,605,493 shares issued and outstanding)	17,199	14,671
Retained earnings	108,584	106,817
Unearned compensation	(31)	(7)
Accumulated other comprehensive loss	(7,645)	(10,873)
Total stockholders' equity	118,107	110,608
Total liabilities and stockholders' equity	$1,217,812	$1,222,682

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended March 31,
Dollars in thousands, except per share data	2014	2013

Interest Income
Interest and fees on loans	$7,079	$7,902
Interest on investment securities-
Tax-exempt	307	323
Taxable	2,118	1,767
Interest on balances due from banks	32	69
Total interest income	9,536	10,061

Interest Expense
Interest on deposits	855	1,213
Interest on borrowed funds	186	804
Total interest expense	1,041	2,017

Net Interest Income	8,495	8,044
Provision For Loan Losses	100	1,500

Net Interest Income After
Provision For Loan Losses	8,395	6,544

Other Income
Income from wealth management services	1,134	1,097
Service charges and other fees	932	1,042
Debit card income	489	478
Net gain on sales of securities available for sale	57	10
Net gain on sales of Other Real Estate Owned	12	40
Origination fees on mortgage loans sold	62	289
Bank owned life insurance income	354	390
Rent income on Other Real Estate Owned	135	145
Other	489	537
Total other income	3,664	4,028

Other Expenses
Salaries and employee benefits	5,728	5,323
Occupancy expense	744	687
Equipment expense	617	700
Marketing expense	203	163
Professional fees	418	501
Other Real Estate Owned expenses	339	374
FDIC Deposit Insurance Assessment	640	689
Bonding and other insurance expense	264	269
Telephone expense	143	113
Other	603	639
Total other expenses	9,699	9,458

Income Before Income Taxes	2,360	1,114
Income Tax Expense	593	-
Net Income	$1,767	$1,114

Other Comprehensive Income (Loss) - Net of Tax
Unrealized gains (losses) on securities	3,559	(546)
Reclassification adjustment for gains included in net income	(38)	(6)
Postretirement benefit liability	(293)	31
Total Other Comprehensive Income (Loss) - Net of Tax	3,228	(521)

Comprehensive Income	$4,995	$593

Basic Earnings Per Common Share	$0.08	$0.06

Diluted Earnings Per Common Share	$0.08	$0.06

Common Stock Dividends Declared Per Share	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2014	$14,671	$106,817	$(7)	$(10,873)	$110,608

Issuance of Common Stock
SOSARs exercised (2,162 shares)	-	-	-	-	-
Restricted stock awards (6,000 shares)	29	-	(29)	-	-
Other stock issued (652,725 shares)	2,778	-	-	-	2,778
Stock Offering Expense	(325)	-	-	-	(325)

Equity Compensation	46	-	5	-	51

Net income	-	1,767	-	-	1,767
Other comprehensive income - net of tax	-	-	-	3,228	3,228

Balance - March 31, 2014	$17,199	$108,584	$(31)	$(7,645)	$118,107

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2013	$2,397	$81,280	$(27)	$(76)	$83,574

Issuance of Common Stock
SOSARs exercised (674 shares)	4	-	-	-	4
Other stock issued (506,801 shares)	1,760	-	-	-	1,760
Stock Offering Expense	(15)	-	-	-	(15)

Equity Compensation	27	-	6	-	33

Net income	-	1,114	-	-	1,114
Other comprehensive loss - net of tax	-	-	-	(521)	(521)

Balance - March 31, 2013	$4,173	$82,394	$(21)	$(597)	$85,949

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
Dollars in thousands	2014	2013

Cash Flows from Operating Activities
Net Income	$1,767	$1,114
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	100	1,500
Depreciation	415	488
Deferred income tax benefit	593	-
Net amortization of investment premium and discount	255	493
Writedowns of Other Real Estate Owned	59	164
Net increase in interest payable and other liabilities	294	1,552
Net increase in interest receivable and other assets	(679)	(1,106)
Equity based compensation expense	51	69
Net gain on sale/settlement of securities	(57)	(10)
Increase in cash surrender value of life insurance	(353)	(390)
Net cash provided by operating activities	$2,445	$3,874

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$3,146	$273
Proceeds from maturities and redemptions of investment securities available for sale	4,578	24,611
Proceeds from sales of investment securities available for sale	22,376	5,180
Net decrease in loans	4,803	8,260
Proceeds from sales of other real estate owned	1,145	1,945
Proceeds from sales of other assets	1	18
Purchase of investment securities held to maturity	(4,590)	-
Purchase of investment securities available for sale	(46,829)	(53,823)
Purchase of bank premises and equipment	(615)	(206)
Net cash used for investing activities	$(15,985)	$(13,742)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$(13,107)	$13,635
Proceeds from issuance of common stock	2,453	1,764
Net cash (used for) provided by financing activities	$(10,654)	$15,399

Net Increase (Decrease) in Cash and Cash Equivalents	$(24,194)	$5,531

Cash and Cash Equivalents at Beginning of Period	77,798	112,507
Cash and Cash Equivalents at End of Period	$53,604	$118,038

Supplemental Cash Flow Information
Cash paid for interest	$1,039	$2,021
Cash paid for federal income taxes	$-	$-

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$1,280	$2,761
Transfer of loans to other assets	$-	$43

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

The accounting and reporting policies of the Bank conform to practice within the banking industry and are in accordance with accounting principles generally accepted in the United States. Preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term are the determination of the allowance for loan losses, the valuation of other real estate owned, and the fair value of investment securities.

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

2. EARNINGS PER SHARE

The calculations of earnings per common share are as follows:

	For the three months ended March 31,
	2014	2013
Basic
Net income	$1,767,000	$1,114,000
Average common shares outstanding	20,818,727	17,516,382
Earnings per common share - basic	$0.08	$0.06

Diluted
Net income	$1,767,000	$1,114,000
Average common shares outstanding	20,818,727	17,516,382
Equity compensation	294,199	229,973
Average common shares outstanding - diluted	21,112,926	17,746,355
Earnings per common share - diluted	$0.08	$0.06

3. STOCK BASED COMPENSATION

Stock Options - The following table summarizes the options that had been granted to certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

		Weighted Average
	Shares	Exercise Price
Options Outstanding, January 1, 2014	283,900	$18.41
Granted	-	-
Exercised	-	-
Forfeited	77,000	16.69
Options Outstanding, March 31, 2014	206,900	$19.05
Options Exercisable, March 31, 2014	206,900	$19.05

Stock Only Stock Appreciation Rights (SOSARs) - On March 7, 2014, 110,000 Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain executives in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. The SOSARs have a term of ten years and vest in three equal annual installments beginning on December 31, 2014. The fair value of $2.98 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 60.11%, a risk free interest rate of 2.27% and dividend yield of 0.00%.

SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant.

The following table summarizes the SOSARs that have been granted:

		Weighted Average
	Shares	Exercise Price
SOSARs Outstanding, January 1, 2014	472,271	$3.23
Granted	110,000	4.90
Exercised	5,332	1.91
Forfeited	1,334	2.35
SOSARs Outstanding, March 31, 2014	575,605	$3.56
SOSARs Exercisable, March 31, 2014	368,228	$3.52

Restricted Stock Unit Awards – On March 7, 2014, performance restricted stock units were awarded to certain key executive officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. Each Restricted Stock Unit (RSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a two year performance period that ends on December 31, 2015. Up to 50% of the aggregate RSUs granted may be earned in each year of the performance period subject to satisfying weighted performance thresholds. Earned RSUs vest on December 31, 2016.

The total expense for equity based compensation was $67,000 in the first quarter of 2014 and $73,000 in the first quarter of 2013.

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

Loans consist of the following (000s omitted):

	March 31,	December 31,
	2014	2013
Residential real estate loans	$225,199	$228,024
Commercial and Construction real estate loans	278,877	280,579
Agriculture and agricultural real estate loans	14,555	14,997
Commercial and industrial loans	58,795	59,440
Loans to individuals for household, family, and other personal expenditures	14,380	14,550
Total loans, gross	$591,806	$597,590
Less: Allowance for loan losses	16,158	16,209
	$575,648	$581,381

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

The following table summarizes nonperforming assets (000’s omitted):

	March 31,	December 31,
	2014	2013
Nonaccrual loans	$23,108	$23,710
Loans 90 days past due and accruing	29	46
Restructured loans	32,248	32,450
Total nonperforming loans	$55,385	$56,206

Other real estate owned	9,775	9,628
Other assets	9	10
Nonperforming investment securities	3,262	3,259
Total nonperforming assets	$68,431	$69,103

Nonperforming assets to total assets	5.62%	5.65%
Allowance for loan losses to nonperforming loans	29.17%	28.84%

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

Activity in the allowance for loan losses during the three months ended March 31, 2014 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended March 31, 2014
Beginning Balance	$171	$1,989	$7,030	$1,397	$4,606	$1,016	$16,209
Charge-offs	-	(186)	(108)	(210)	(132)	(38)	(674)
Recoveries	-	33	65	234	165	26	523
Provision	34	(56)	473	9	(161)	(199)	100
Ending balance	$205	$1,780	$7,460	$1,430	$4,478	$805	$16,158

Allowance for loan losses as of March 31, 2014
Ending balance individually evaluated for impairment	$46	$920	$2,758	$1,150	$1,713	$248	$6,835
Ending balance collectively evaluated for impairment	159	860	4,702	280	2,765	557	9,323
Ending balance	$205	$1,780	$7,460	$1,430	$4,478	$805	$16,158

Loans as of March 31, 2014
Ending balance individually evaluated for impairment	$713	$2,304	$35,937	$4,013	$15,715	$596	$59,278
Ending balance collectively evaluated for impairment	13,842	56,491	228,069	10,858	209,484	13,784	532,528
Ending balance	$14,555	$58,795	$264,006	$14,871	$225,199	$14,380	$591,806

Activity in the allowance for loan losses during the three months ended March 31, 2013 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended March 31, 2013
Beginning Balance	$76	$2,224	$7,551	$2,401	$4,715	$332	$17,299
Charge-offs	-	(202)	(813)	(18)	(433)	(121)	(1,587)
Recoveries	-	236	64	274	80	33	687
Provision	(6)	(105)	1,106	(188)	746	(53)	1,500
Ending balance	$70	$2,153	$7,908	$2,469	$5,108	$191	$17,899

Allowance for loan losses as of March 31, 2013
Ending balance individually evaluated for impairment	$-	$1,330	$2,312	$1,863	$2,084	$100	$7,689
Ending balance collectively evaluated for impairment	70	823	5,596	606	3,024	91	10,210
Ending balance	$70	$2,153	$7,908	$2,469	$5,108	$191	$17,899

Loans as of March 31, 2013
Ending balance individually evaluated for impairment	$420	$4,193	$35,960	$6,225	$18,668	$346	$65,812
Ending balance collectively evaluated for impairment	11,815	56,873	238,580	10,853	216,655	14,170	548,946
Ending balance	$12,235	$61,066	$274,540	$17,078	$235,323	$14,516	$614,758

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

The Company utilizes an internal loan grading system to assign a risk grade to all commercial loans, all renegotiated loans, and each commercial credit relationship. Grades 1 through 4 are considered “pass” credits and grades 5 and 6 are considered “watch” credits and are subject to greater scrutiny. Loans with grades 7, 8, and 9 and considered “doubtful” or “loss” and have generally been charged off. A description of the general characteristics of each grade is as follows:

•	Grade 1 – Excellent – Loans secured by marketable collateral, with adequate margin, or supported by strong financial statements, including substantial levels of tangible net worth. Probability of serious financial deterioration is unlikely. Possess a sound repayment source and a secondary source. This classification will also include individual loans backed by liquid personal assets, established history and unquestionable character. High liquidity, minimum risk, strong ratios, and low handling costs are common to these loans.

•	Grade 2 – Above Average – Loans that exhibit less than average risk and clearly demonstrate debt service coverage that is consistently above average as well as a strong capital base. These loans may have some deficiency or vulnerability, but with offsetting features and are considered to be fully collectable.
•	Grade 3 – Satisfactory – Loans that have an acceptable amount of risk but may exhibit vulnerability to deterioration if adverse circumstances are encountered. These loans should demonstrate adequate debt service coverage and adequate levels of capital support but warrant periodic monitoring to ensure that weaknesses do not materialize or advance.
•	Grade 4 – Pass – Loans that are considered “pass credits” and typically demonstrate adequate debt service coverage. The level of risk is considered acceptable but these loans warrant ongoing monitoring to ensure that adverse trends or other credit deficiencies have not materialized or advanced. The level of risk is considered acceptable so long as the loan is given adequate and ongoing management supervision.
•	Grade 5 – Watch – Loans that possess some credit deficiency or potential weakness that deserves close attention. The primary source of loan repayment is sufficient but may be considered inadequate by the Bank’s standards.
•	Grade 6 – Substandard – Loans that exhibit one or more of the following characteristics: (1) a defined credit weakness, financial deterioration is underway, and uncertainty about the likelihood that the loan will be paid from the primary source of repayment; (2) inadequately protected by the current net worth and paying capacity of the obligor; (3) reliance on secondary source of repayment such as collateral liquidation or guarantees; (4) distinct possibility the Bank will sustain loss if deficiencies are not corrected; (5) unusual courses of action are needed to maintain a high probability of repayment; (6) insufficient cash flow to repay principal but continuing to pay interest; (7) the Bank is subordinated or unsecured due to flaws in documentation; (8) loans are restructured or are on nonaccrual status due to concessions to the borrower when compared to normal loan terms; (9) the Bank is contemplating foreclosure or legal action due to the apparent deterioration in the loan; or (10) there is deterioration in the market conditions and the borrower is highly vulnerable to these conditions.
•	Grade 7 – Doubtful – Loans that exhibit one or more of the following characteristics: (1) loans with all the weaknesses of Substandard loans and collection or liquidation is not probable to result in payment in full; (2) the primary source of repayment is gone and there is considerable doubt as to the quality of the secondary source of repayment; or (3) the possibility of loss is high, but certain important pending factors may strengthen the loan and loss classification is deferred.
•	Grades 8 & 9 - Loss – Loans are considered uncollectible and of such little value that continuing to carry them on the Bank’s financial statements is not feasible.

The assessment of compensating factors may result in a rating plus or minus one grade from those listed above. These factors include, but are not limited to collateral, guarantors, environmental conditions, history, plan/projection reasonableness, quality of information, and payment delinquency.

The portfolio segments in each credit risk grade as of March 31, 2014 are as follows (000s omitted):

Credit Quality Indicators as of March 31, 2014

Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$140	$1,071	$-	$4,696	$138,907	$9,710	$154,524
1	-	3,731	-	-	-	194	3,925
2	31	150	908	-	140	-	1,229
3	205	3,968	11,236	90	918	-	16,417
4	12,441	35,255	168,834	4,839	47,560	3,559	272,488
5	934	10,977	44,413	2,495	15,078	215	74,112
6	804	3,643	38,615	2,751	22,596	702	69,111
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$14,555	$58,795	$264,006	$14,871	$225,199	$14,380	$591,806

Performing	$13,758	$56,280	$233,200	$10,753	$208,948	$13,482	$536,421
Nonperforming	797	2,515	30,806	4,118	16,251	898	55,385
Total	$14,555	$58,795	$264,006	$14,871	$225,199	$14,380	$591,806

The portfolio segments in each credit risk grade as of December 31, 2013 are as follows (000s omitted):

Credit Quality Indicators as of December 31, 2013

Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$144	$2,151	$-	$3,643	$141,102	$9,656	$156,696
1	-	4,054	-	-	-	194	4,248
2	31	153	931	-	142	-	1,257
3	788	4,000	10,755	99	1,040	-	16,682
4	12,304	34,130	172,592	4,825	53,047	3,743	280,641
5	838	11,594	41,914	2,525	9,005	251	66,127
6	892	3,358	39,720	3,575	23,688	706	71,939
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$14,997	$59,440	$265,912	$14,667	$228,024	$14,550	$597,590

Performing	$14,428	$56,941	$235,531	$9,732	$211,149	$13,603	$541,384
Nonperforming	569	2,499	30,381	4,935	16,875	947	56,206
Total	$14,997	$59,440	$265,912	$14,667	$228,024	$14,550	$597,590

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of March 31, 2014 and December 31, 2013 (000s omitted):

March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$51	$-	$84	$135	$14,420	$14,555	$-
Commercial	45	19	392	456	58,339	58,795	29
Commercial Real Estate	3,347	800	3,435	7,582	256,424	264,006	-
Construction Real Estate	-	9	604	613	14,258	14,871	-
Residential Real Estate	4,276	304	2,100	6,680	218,519	225,199	-
Consumer and Other	136	40	139	315	14,065	14,380	-
Total	$7,855	$1,172	$6,754	$15,781	$576,025	$591,806	$29

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$210	$-	$171	$381	$14,616	$14,997	$-
Commercial	87	93	210	390	59,050	59,440	46
Commercial Real Estate	1,640	535	3,506	5,681	260,231	265,912	-
Construction Real Estate	90	265	1,177	1,532	13,135	14,667	-
Residential Real Estate	2,612	803	2,342	5,757	222,267	228,024	-
Consumer and Other	150	52	153	355	14,195	14,550	-
Total	$4,789	$1,748	$7,559	$14,096	$583,494	$597,590	$46

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

The following is a summary of non-accrual loans as of March 31, 2014 and December 31, 2013 (000s omitted):

	March 31, 2014	December 31, 2013
Agriculture and Agricultural Real Estate	$84	$172
Commercial	1,111	1,035
Commercial Real Estate	13,067	13,289
Construction Real Estate	1,221	2,009
Residential Real Estate	7,293	6,865
Consumer and Other	332	340
Total	$23,108	$23,710

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of March 31, 2014 and 2013 (000s omitted):

March 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$-
Commercial	926	1,002	-	1,025	13
Commercial Real Estate	17,375	20,271	-	18,098	194
Construction Real Estate	870	2,326	-	1,257	2
Residential Real Estate	7,899	8,759	-	8,339	87
Consumer and Other	32	35	-	33	1

With an allowance recorded:
Agriculture and Agricultural Real Estate	713	712	46	712	9
Commercial	1,378	1,472	920	1,425	18
Commercial Real Estate	18,562	21,882	2,758	20,446	212
Construction Real Estate	3,143	3,176	1,150	3,177	33
Residential Real Estate	7,816	8,220	1,713	8,038	79
Consumer and Other	564	572	248	565	6

Total:
Agriculture and Agricultural Real Estate	$713	$712	$46	$712	$9
Commercial	2,304	2,474	920	2,450	31
Commercial Real Estate	35,937	42,153	2,758	38,544	406
Construction Real Estate	4,013	5,502	1,150	4,434	35
Residential Real Estate	15,715	16,979	1,713	16,377	166
Consumer and Other	596	607	248	598	7

	Recorded Investment as of December 31, 2013	Unpaid Principal Balance as of December 31, 2013	Related Allowance as of December 31, 2013	Average Recorded Investment for the Three Months Ended March 31, 2013	Interest Income Recognized in the Three Months Ended March 31, 2013

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$423	$12
Commercial	869	966	-	775	9
Commercial Real Estate	19,567	23,005	-	18,234	191
Construction Real Estate	1,165	2,408	-	1,950	37
Residential Real Estate	7,929	9,035	-	10,376	128
Consumer and Other	33	36	-	-	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	398	397	1	-	-
Commercial	1,540	1,627	1,031	3,513	44
Commercial Real Estate	16,025	20,032	2,697	20,045	160
Construction Real Estate	3,615	4,236	1,194	4,744	41
Residential Real Estate	8,745	9,194	1,809	9,705	85
Consumer and Other	585	581	265	346	5

Total:
Agriculture and Agricultural Real Estate	$398	$397	$1	$423	$12
Commercial	2,409	2,593	1,031	4,288	53
Commercial Real Estate	35,592	43,037	2,697	38,279	351
Construction Real Estate	4,780	6,644	1,194	6,694	78
Residential Real Estate	16,674	18,229	1,809	20,081	213
Consumer and Other	618	617	265	346	5

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three month periods ended March 31, 2014 and March 31, 2013 are as follows (000s omitted from dollar amounts):

	Three months ended
	March 31, 2014
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	1	$314	$314
Commercial	-	-	-
Commercial Real Estate	2	946	931
Construction Real Estate	-	-	-
Residential Real Estate	3	265	230
Consumer and Other	-	-	-
Total	6	$1,525	$1,475

	Three months ended
	March 31, 2013
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-
Commercial	3	173	172
Commercial Real Estate	3	1,461	1,449
Construction Real Estate	-	-	-
Residential Real Estate	11	986	944
Consumer and Other	2	249	13
Total	19	$2,869	$2,578

The Bank considers TDRs that become past due under the modified terms as defaulted. There were no loans that became TDRs during the three month periods ended March 31, 2014 and March 31, 2013 that subsequently defaulted during the three month periods ended March 31, 2014 and March 31, 2013, respectively.

The Company has allocated $5,465,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at March 31, 2014. In addition, there are no commitments to lend additional amounts to borrowers that are classified as troubled debt restructurings as of March 31, 2014 and March 31, 2013.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of March 31, 2014 and December 31, 2013 (000’s omitted):

	Held to Maturity
	March 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$35,790	$746	$(258)	$36,278
Corporate Debt Securities	500	-	-	500
	$36,290	$746	$(258)	$36,778

	Available for Sale
	March 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$308,244	$1,697	$(7,869)	$302,072
Mortgage Backed Securities issued by U.S. Government Agencies	85,116	718	(943)	84,891
Obligations of States and Political Subdivisions	16,068	355	(92)	16,331
Trust Preferred CDO Securities	9,505	-	(3,791)	5,714
Corporate Debt Securities	7,969	100	-	8,069
Equity Securities	2,584	307	-	2,891
	$429,486	$3,177	$(12,695)	$419,968

	Held to Maturity
	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$34,346	$557	$(364)	$34,539
Corporate Debt Securities	500	-	-	500
	$34,846	$557	$(364)	$35,039

	Available for Sale
	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$277,383	$1,147	$(11,817)	$266,713
Mortgage Backed Securities issued by U.S. Government Agencies	97,168	995	(1,637)	96,526
Obligations of States and Political Subdivisions	15,197	289	(123)	15,363
Trust Preferred CDO Securities	9,509	-	(3,758)	5,751
Corporate Debt Securities	7,967	104	-	8,071
Equity Securities	2,584	43	(95)	2,532
	$409,808	$2,578	$(17,430)	$394,956

The amortized cost and estimated market values of securities by contractual maturity as of March 31, 2014 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Contractual maturity in
1 year or less	$5,099	$5,112	$5,625	$5,660
After 1 year through five years	14,268	14,503	52,357	51,393
After 5 years through 10 years	13,158	13,292	266,024	261,558
After 10 years	3,765	3,871	17,780	13,575
Total	36,290	36,778	341,786	332,186
Mortgage Backed Securities	-	-	85,116	84,891
Securities with no stated maturity	-	-	2,584	2,891
Total	$36,290	$36,778	$429,486	$419,968

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013.

March 31, 2014

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$194,731	$5,646	$42,359	$2,223	$237,090	$7,869
Mortgage Backed Securities issued by U.S. Government Agencies	34,048	510	22,816	433	56,864	943
Obligations of States and Political Subdivisions	8,934	224	3,368	126	12,302	350
Trust Preferred CDO Securities	-	-	5,714	3,791	5,714	3,791
Corporate Debt Securities	-	-	-	-	-	-
Equity Securities	-	-	-	-	-	-
	$237,713	$6,380	$74,257	$6,573	$311,970	$12,953

December 31, 2013

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$234,264	$10,828	$13,614	$989	$247,878	$11,817
Mortgage Backed Securities issued by U.S. Government Agencies	49,202	1,005	14,544	632	63,746	1,637
Obligations of States and Political Subdivisions	10,384	321	3,113	166	13,497	487
Trust Preferred CDO Securities	-	-	5,751	3,758	5,751	3,758
Corporate Debt Securities	1,960	40	-	-	1,960	40
Equity Securities	-	-	445	95	445	95
	$295,810	$12,194	$37,467	$5,640	$333,277	$17,834

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at March 31, 2014. As of March 31, 2014 and December 31, 2013, there were 141 and 175 securities in an unrealized loss position, respectively.

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

In the Other-Than-Temporary-Impairment (OTTI) analysis of our CDO securities as of December 31, 2009, it was expected that there would be cash flow disruptions on two of the CDOs we own. These credit losses were recorded through a charge to earnings in 2009. In subsequent analyses in 2010, 2011, 2012, 2013, and 2014 the expectation of a disruption of cash flows diminished on both of these CDO securities, with one of the securities no longer expected to experience a disruption of cash flow. The present value of the expected cash flows is at least as great as the amortized costs bases following the charges to earnings recorded in 2009, therefore no additional charges to earnings have been recorded.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, and the valuation techniques used by the Company to determine those fair values.

					Total
	Carrying				Estimated
March 31, 2014	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$53,604	$53,604	$-	$-	$53,604
Securities - Held to Maturity
Obligations of States and Political Subdivisions	35,790	-	36,278	-	36,278
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	302,072	-	302,072	-	302,072
MBS issued by U.S. Government Agencies	84,891	-	84,891	-	84,891
Obligations of States and Political Subdivisions	16,330	-	16,330	-	16,330
Trust Preferred CDO Securities	5,714	-	-	5,714	5,714
Corporate Debt Securities	8,069	-	8,069	-	8,069
Other Securities	2,891	2,891	-	-	2,891

Federal Home Loan Bank Stock	10,605	-	10,605	-	10,605
Loans Held for Sale	218	-	-	218	218
Loans, net	575,648	-	-	575,794	575,794
Accrued Interest Receivable	3,827	-	-	3,827	3,827

Financial Liabilities:
Noninterest Bearing Deposits	210,079	210,079	-	-	210,079
Interest Bearings Deposits	846,532	-	849,382	-	849,382
Borrowed funds
FHLB Advances	12,000	-	12,000	-	12,000
Repurchase Agreements	15,000	-	16,244	-	16,244
Accrued Interest Payable	181	-	-	181	181

					Total
	Carrying				Estimated
December 31, 2013	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$77,798	$77,798	$-	$-	$77,798
Securities - Held to Maturity
Obligations of States and Political Subdivisions	34,346	-	34,539	-	34,539
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	266,713	-	266,713	-	266,713
MBS issued by U.S. Government Agencies	95,256	-	95,256	-	95,256
Obligations of States and Political Subdivisions	15,363	-	15,363	-	15,363
Trust Preferred CDO Securities	5,751	-	-	5,751	5,751
Corporate Debt Securities	8,071	-	8,071	-	8,071
Other Securities	2,532	2,087	445	-	2,532

Federal Home Loan Bank Stock	10,605	-	10,605	-	10,605
Loans Held for Sale	668	-	-	668	668
Loans, net	581,381	-	-	591,471	591,471
Accrued Interest Receivable	3,502	-	-	3,502	3,502

Financial Liabilities:
Noninterest Bearing Deposits	215,844	215,844	-	-	215,844
Interest Bearings Deposits	853,874	-	857,149	-	857,149
Borrowed funds
FHLB Advances	12,000	-	12,000	-	12,000
Repurchase Agreements	15,000	-	16,352	-	16,352
Accrued Interest Payable	179	-	-	179	179

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

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale	2014	2013
Balance at January 1	$5,751	$5,406
Total realized and unrealized gains (losses) included in income	(4)	(4)
Total unrealized gains (losses) included in other comprehensive income	(33)	-
Net purchases, sales, calls and maturities	-	-
Net transfers in/out of Level 3	-	-
Balance at March 31	$5,714	$5,402

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

The Company owns pooled Trust Preferred Securities (“TRUPs”) with a fair value of $5,714,000 as of March 31, 2014. Trading of these types of securities has increased recently but is primarily conducted on a distress sale or forced liquidation basis. As a result, the Company measures the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include loans and Other Real Estate Owned. The Company estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$59,278	$-	$-	$59,278
Other Real Estate Owned	$9,775	$-	$-	$9,775

	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$60,471	$-	$-	$60,471
Other Real Estate Owned	$9,628	$-	$-	$9,628

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	March 31,	December 31,
	2014	2013
Commitments to extend credit:
Unused portion of commercial lines of credit	$53,336	$68,159
Unused portion of credit card lines of credit	3,278	3,255
Unused portion of home equity lines of credit	17,228	16,769
Standby letters of credit and financial guarantees written	3,567	3,667
All other off-balance sheet commitments	-	-

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

The net profit of $1,767,000 for the quarter ended March 31, 2014 was an increase of $653,000 or 58.6% compared to the first quarter of 2013. The increase was the result of improved net interest income and significantly lower provision for loan losses. These improvements exceeded the reduction in non-interest income and the increases in non-interest expense and federal income tax expense. This quarter marked the eleventh consecutive quarterly profit following significant losses caused by the severe economic downturn that impacted the regional and national economies beginning in 2006.

The national economic recovery is gaining momentum, and the recovery in southeast Michigan is steadily improving. Local unemployment rates improved significantly since 2011, and while they are now comparable to the state and national averages, they remain above the historical norms. Commercial and residential development property values are improving, but remain below pre-recession levels. Our total problem assets, which include nonperforming loans, other real estate owned, non accrual investments, and performing loans that are internally classified as potential problems, improved significantly during 2013 and this trend of improvement continued into the first quarter of 2014. Problem assets went down $2.9 million, or 3.0% during the first quarter of 2014, and decreased $33.8 million or 27.0% compared to a year ago. Overall asset quality has improved over the past year and net charge offs were only $151,000 in the first quarter of 2014. The low net charge offs allowed us to maintain our Allowance for Loan and Lease Losses (ALLL) at $16.2 million this quarter while recording a provision of only $100,000, a reduction of $1.4 million, or 93.3% compared to the first quarter of 2013. The loan portfolio held for investment decreased during the quarter, and the ALLL as a percent of loans increased slightly from 2.71% to 2.73%. We anticipate that the recovery in our local markets will continue through 2014, which may result in increased lending activity and problem asset reductions. We will continue to focus our efforts on improving asset quality, while looking for opportunities to grow loans and improve non-interest income and expenses.

Net Interest Income increased $451,000, or 5.6% compared to the first quarter of 2013 even though the average earning assets decreased $77.3 million because the net interest margin increased from 2.82% to 3.18%. The decrease in the average earning assets was due to the use of short term investments to pay off maturing borrowings in the second quarter of 2013. The cost of those borrowings was higher than the yield on the assets used to retire the borrowings, and this caused the net interest margin to increase. The provision for loan losses decreased $1.4 million compared to the first quarter of 2013 as the decrease in the net loan losses allowed us to maintain our ALLL with a low provision. Non-interest income for the quarter decreased $364,000, primarily due to decreases in overdraft fees and origination fees on mortgage loans sold. Non-interest expenses increased $241,000, as salaries and employee benefits, occupancy, and marketing expenses increased and maintenance costs of other real estate owned (OREO) and collection related legal expenses decreased. We expect credit related expenses to continue to decrease throughout 2014.

Critical Accounting Policies

The Company’s Allowance for Loan Losses, Fair Value of Investment Securities, and Other Real Estate Owned are “critical accounting estimates” because they are estimates that are based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Company’s financial condition. These assumptions include, but are not limited to, collateral values, the effect of economic conditions on the financial condition of the borrowers, the Company, and the issuers of investment securities, market interest rates, and projected earnings for the Company.

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

Financial Condition

National economic conditions began to recover in the second half of 2009, but regional conditions remained weak through 2010. Local unemployment and property values stabilized during 2011 and began to improve in 2012. The economic environment in southeast Michigan continued to slowly improve throughout 2013, and we expect it to maintain its improvement during 2014. Management intends to focus our efforts on improving credit quality, increasing net interest income, and improving non-interest income and expenses.

With respect to credit quality, our nonperforming assets (“NPAs”) decreased 1.0% during the quarter, from $69.1 million to $68.4 million, and total problem assets decreased 3.0% from $94.5 million to $91.6 million. Loan delinquencies increased from 2.5% to 2.9% during the quarter, but are still significantly better than the 4.8% total reported one year ago. This modest increase is not believed to represent a reversal of the recent positive trend. Over the last twelve months, NPAs decreased $19.2 million, or 21.9%, with nonperforming loans decreasing 20.2% from $69.5 million to $55.4 million, and Other Real Estate Owned (“OREO”) decreasing 35.5% from $15.2 million to $9.8 million. Total problem assets, which includes all NPAs and performing loans that are internally classified as substandard, decreased $33.8 million, or 27.0%. The Company’s Allowance for Loan and Lease Losses (“ALLL”) decreased $1.7 million over the last four quarters due to a decrease in the size of the portfolio and an improvement in the quality of the assets in the loan portfolio. The ALLL is now 2.73% of loans, down from 2.90% at March 31, 2013. The ALLL is 29.17% of nonperforming loans (“NPLs”), compared to 28.84% at year end and 25.77% at March 31, 2013. In light of current economic conditions, we believe that this level of ALLL adequately estimates the potential losses in the loan portfolio.

Since December 31, 2013, total loans held for investment decreased 1.0% because new loan activity was not sufficient to cover payments received and other reductions. New loan production increased in the recent quarters and our pipeline of loans in process remains steady, but payoffs of some large credit relationships resulted in a net reduction of total loans held for investment during the quarter. As local economic activity increases, we expect new loan production to exceed run off, resulting in an increase in loans outstanding.

Since December 31, 2013, deposits decreased $13.1 million, or 1.2% due to normal seasonal fluctuations in local deposit activity. This reduction in deposit funding was partially offset by an increase of $7.5 million in capital, and as a result our total assets decreased $4.9 million, or only 0.4%. The Company expects deposit funding to remain relatively stable for the next few quarters. The increase in total capital during the first quarter of 2014 was due to the profit of $1.8 million, a private placement of common stock of $2.5 million, and an increase of $3.2 million in the accumulated other comprehensive income (AOCI). AOCI increased mainly due to an increase in the value of our securities available for sale. The increase in capital and the decrease in total assets caused the capital to assets ratio to increase from 9.05% at December 31, 2013 to 9.70% at March 31, 2014.

Results of Operations – First Quarter 2014 vs. First Quarter 2013

Net Interest Income - A comparison of the income statements for the three months ended March 31, 2014 and 2013 shows an increase of $451,000, or 5.6%, in Net Interest Income. Interest income on loans decreased $0.8 million or 10.4% as the average loans outstanding decreased $25.5 million and the average yield on loans decreased from 5.15% to 4.81%. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $298,000 even though the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $51.9 million as the yield increased from 1.57% to 1.98%. The yield on investments increased because the Company was maintaining a very high liquidity position in 2013 by keeping a large amount of funds in low yielding short term investments and deposits in the Federal Reserve Bank. This large cash position was being maintained in the first quarter of 2013 in anticipation of paying off maturing debt in the second quarter of 2013. A continued low overall level of interest rates and the maturity of some high cost borrowings helped reduce the funding costs. The interest expense on deposits decreased $358,000 or 29.5% even though the average deposits increased $8.6 million because the average cost of deposits decreased from 0.47% to 0.33%. The cost of borrowed funds decreased $618,000 as the average amount of borrowed funds decreased $95.1 million.

Provision for Loan Losses - The Provision for Loan Losses decreased from $1.5 million in the first quarter of 2013 to $100,000 in the first quarter of 2014. Net charge offs were $151,000 during the first quarter of 2014, compared to $900,000 in the first quarter of 2013. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to a decrease in the size of the portfolio, an improvement in portfolio risk indicators, and a decrease in the historical loss percentages, the amount of provision required to maintain an adequate ALLL in the first quarter of 2014 decreased 93.3% compared to the amount required in the first quarter of 2013. The ALLL is 2.73% of loans as of March 31, 2014, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income decreased $364,000, or 9.0% compared to the first quarter of 2013. Wealth management income increased $37,000 or 3.4% due to an increase in the market value of assets managed, and debit card income increased $11,000 or 2.3% due as debit card usage continued to increase. Service charges and other fees decreased $110,000, or 10.6% due to a decrease in the amount of checking account overdraft activity. Origination fees on mortgage loans sold decreased $227,000, or 78.5% as a sharp increase in market interest rates near the end of the second quarter of 2013 significantly decreased mortgage refinance activity.

Other Expenses – Total non-interest expenses increased $241,000, or 2.5% compared to the first quarter of 2013. Salaries and Employee Benefits increased $405,000, or 7.6%, as salaries increased due to an increase in the number of employees, annual merit increases, and an increase in the accrual for the officer incentive program. Occupancy expense increased $57,000 due to higher property tax expense and higher utility costs due to the colder winter. Equipment expense decreased $83,000 due to lower depreciation expense. Marketing expense increased $40,000 due to higher advertising and sales promotion expenses in an effort to grow our lending and wealth management business. Professional fees decreased $83,000, or 16.6%, mostly due to lower credit related legal expenses. Other OREO expenses decreased $35,000, or 9.4% as property tax expense decreased due to the reduction in the amount of properties owned.

As a result of the above activity, the Profit Before Income Taxes in the first quarter of 2014 was $2,360,000, an increase of $1,246,000 compared to the pre-tax profit of $1,114,000 in the first quarter of 2013. In the first quarter of 2013, the Company was maintaining a valuation allowance against its deferred tax asset, and accordingly, did not record a federal income tax expense. If we did not have the valuation allowance we would have incurred a federal income tax expense of $155,000, for an effective tax rate of 13.9% in the first quarter of 2013. The valuation allowance was eliminated in the third quarter of 2013, and the Company recorded a federal income tax expense of $593,000 in the first quarter of 2014, reflecting an effective tax rate of 25.1%. The Net profit for the first quarter of 2014 was $1,767,000, an increase of 58.6% compared to the net profit of $1,114,000 in the first quarter of 2013.

Cash Flows

Cash flows provided by operating activities decreased $1.4 million compared to the first three months of 2013 as the increase in net income was due to improvements in noncash items, primarily the $1.4 million decrease in the provision for loan losses. Cash flows used for investing activities increased $2.2 million in the first three months of 2014 compared to the first three months of 2013 mainly due to the net increase in investment securities portfolio activity. The amount of cash provided by financing activities decreased $26.1 million primarily because deposits grew by $13.6 million in the first three months of 2013 but decreased by $13.1 million in the first three months of 2014. The Company also issued $0.7 million more in common stock in the first quarter of 2014 compared to the first quarter of 2013.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of March 31, 2014, the Bank utilized $12 million of its authorized limit of $265 million with the Federal Home Loan Bank of Indianapolis, none of its $10 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, and none of its $25 million of federal funds line with a correspondent bank. The Company periodically draws on its overdraft line and fed funds line to ensure that funding will be available if needed.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first three months of 2014 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $118.1 million at March 31, 2014 and $110.6 million at December 31, 2013. Common stock increased $2.5 million due to the issuance of stock in a private placement, retained earnings increased $1.8 million due to the first quarter profit, and the Accumulated Other Comprehensive Loss (AOCL) decreased $3.2 million due to improvement in the value of our securities that are classified as Available For Sale. Total equity increased $7.5 million and total assets decreased $4.8 million, so the ratio of equity to assets increased from 9.05% at December 31, 2013 to 9.70% at March 31, 2014.

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

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of March 31, 2014:
Total Capital to Risk-Weighted Assets
Consolidated	$115,471	14.91%	$77,428	10%
Monroe Bank & Trust	114,469	14.80%	77,343	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	105,570	13.63%	46,457	6%
Monroe Bank & Trust	104,691	13.54%	46,406	6%
Tier 1 Capital to Average Assets
Consolidated	105,570	8.72%	60,536	5%
Monroe Bank & Trust	104,691	8.65%	60,492	5%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Capital to Risk-Weighted Assets
Consolidated	$110,414	14.55%	$75,899	10%
Monroe Bank & Trust	108,818	14.36%	75,760	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	100,839	13.29%	45,540	6%
Monroe Bank & Trust	99,242	13.10%	45,456	6%
Tier 1 Capital to Average Assets
Consolidated	100,839	8.61%	58,593	5%
Monroe Bank & Trust	99,242	8.48%	58,522	5%

On July 12, 2010, the Bank entered into a Consent Order with its state and federal regulators. While the Bank is under the Consent Order, it is classified as “adequately capitalized” even though its ratios meet the “well capitalized” guidelines. The Consent Order requires the Bank to raise its Tier 1 Leverage ratio to 9% and its Total Risk Based Capital Ratio to 12%. As of March 31, 2014, the Bank is in compliance with the Total Risk Based Capital Ratio requirement but not in compliance with the Tier 1 Leverage Ratio requirement of the Consent Order. The table below indicates the amount of capital the Bank needed to be in compliance with the Consent Order as of March 31, 2014:

	Actual Capital		Minimum Capital Required by Consent Order		Additional Capital Required to Comply with
	Amount	Ratio	Amount	Ratio	Consent Order
Tier 1 Capital to Average Assets	$104,691	8.65%	$108,886	9%	$4,195

The Company initiated a capital raise in the fourth quarter of 2013 that consisted of $14 million in private placement of common stock and a $6 million common stock rights offering. The private placement transactions were completed in the fourth quarter of 2013 and the first quarter of 2014. The rights offering was completed on May 2, 2014 and the Company anticipates investing sufficient capital in the Bank in the second quarter of 2014 in order to reach the 9% Tier 1 Leverage ratio requirement of the Consent Order.

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank’s earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank’s market risk is monitored monthly and it has not changed significantly since year-end 2013.

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first three months of 2014, the Bank’s interest rate risk has remained within its policy limits.

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

The Bank’s interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2013.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 3, 2014, MBT Financial Corp. completed a private placement of 647,059 shares of its common stock for an aggregate purchase price of $2,750,000. The shares were issued pursuant to the exemption from registration with the Securities and Exchange Commission found under Rule 506 of SEC Regulation D.

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

MBT Financial Corp.
(Registrant)

May 14, 2014	By	/s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President &
Chief Executive Officer

May 14, 2014	By	/s/ John L. Skibski
Date	John L. Skibski
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

-36-