Form 10-Q
period 2014-06-30
MBT FINANCIAL CORP
filed 2014-08-13
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2014

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-30973

MBT FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Michigan	38-3516922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 13, 2014, there were 22,691,623 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014
Dollars in thousands	(Unaudited)	December 31, 2013
ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$13,041	$15,448
Interest bearing	13,675	62,350
Total cash and cash equivalents	26,716	77,798

Securities - Held to Maturity	33,378	34,846
Securities - Available for Sale	436,000	394,956
Federal Home Loan Bank stock - at cost	10,605	10,605

Loans held for sale	1,219	668

Loans	598,584	597,590
Allowance for Loan Losses	(15,001)	(16,209)
Loans - Net	583,583	581,381

Accrued interest receivable and other assets	30,537	34,094
Other Real Estate Owned	7,911	9,628
Bank Owned Life Insurance	51,114	50,493
Premises and Equipment - Net	28,768	28,213
Total assets	$1,209,831	$1,222,682

LIABILITIES
Deposits:
Non-interest bearing	$194,946	$215,844
Interest-bearing	854,843	853,874
Total deposits	1,049,789	1,069,718

Federal Home Loan Bank advances	-	12,000
Repurchase agreements	15,000	15,000
Interest payable and other liabilities	16,248	15,356
Total liabilities	1,081,037	1,112,074

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 shares authorized, 22,690,142 and 20,605,493 shares issued and outstanding)	22,859	14,671
Retained earnings	110,271	106,817
Unearned compensation	(17)	(7)
Accumulated other comprehensive loss	(4,319)	(10,873)
Total stockholders' equity	128,794	110,608
Total liabilities and stockholders' equity	$1,209,831	$1,222,682

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2014	2013	2014	2013
Interest Income
Interest and fees on loans	$7,021	$7,599	$14,100	$15,501
Interest on investment securities-
Tax-exempt	297	310	604	633
Taxable	2,200	1,795	4,318	3,562
Interest on balances due from banks	22	37	54	106
Total interest income	9,540	9,741	19,076	19,802

Interest Expense
Interest on deposits	801	1,115	1,656	2,328
Interest on borrowed funds	187	537	373	1,341
Total interest expense	988	1,652	2,029	3,669

Net Interest Income	8,552	8,089	17,047	16,133
Provision For Loan Losses	100	400	200	1,900

Net Interest Income After
Provision For Loan Losses	8,452	7,689	16,847	14,233

Other Income
Income from wealth management services	1,168	1,081	2,302	2,178
Service charges and other fees	968	1,058	1,900	2,100
Debit card income	542	530	1,031	1,008
Net gain on sales of securities available for sale	219	154	276	164
Net gain (loss) on sales of Other Real Estate Owned	(342)	(747)	(330)	(707)
Origination fees on mortgage loans sold	88	184	150	473
Bank owned life insurance income	351	364	705	754
Rent income on Other Real Estate Owned	130	147	265	292
Other	460	471	949	1,008
Total other income	3,584	3,242	7,248	7,270

Other Expenses
Salaries and employee benefits	5,804	5,214	11,532	10,537
Occupancy expense	670	722	1,414	1,409
Equipment expense	662	674	1,279	1,374
Marketing expense	212	205	415	368
Professional fees	521	550	939	1,051
Other Real Estate Owned expenses	361	293	700	667
FDIC Deposit Insurance Assessment	620	694	1,260	1,383
Bonding and other insurance expense	255	266	519	535
Telephone expense	104	130	247	243
Other	582	687	1,185	1,326
Total other expenses	9,791	9,435	19,490	18,893

Income Before Income Taxes	2,245	1,496	4,605	2,610
Income Tax Expense	558	-	1,151	-
Net Income	$1,687	$1,496	$3,454	$2,610

Other Comprehensive Income (Loss) - Net of Tax
Unrealized gains (losses) on securities	3,443	(8,354)	7,002	(8,900)
Reclassification adjustment for gains included in net income	(144)	(102)	(182)	(108)
Postretirement benefit liability	27	30	(266)	61
Total Other Comprehensive Income (Loss) - Net of Tax	3,326	(8,426)	6,554	(8,947)

Comprehensive Income (Loss)	$5,013	$(6,930)	$10,008	$(6,337)

Basic Earnings Per Common Share	$0.08	$0.08	$0.16	$0.15

Diluted Earnings Per Common Share	$0.08	$0.08	$0.16	$0.15

Common Stock Dividends Declared Per Share	$-	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2014	$14,671	$106,817	$(7)	$(10,873)	$110,608

Issuance of Common Stock
SOSARs exercised (7,287 shares)	1	-	-	-	1
Restricted stock awards (6,000 shares)	29	-	(29)	-	-
Other stock issued (2,071,362 shares)	8,814	-	-	-	8,814
Stock Offering Expense	(754)	-	-	-	(754)

Equity Compensation	98	-	19	-	117

Net income	-	3,454	-	-	3,454
Other comprehensive income - net of tax	-	-	-	6,554	6,554

Balance - June 30, 2014	$22,859	$110,271	$(17)	$(4,319)	$128,794

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2013	$2,397	$81,280	$(27)	$(76)	$83,574

Issuance of Common Stock
SOSARs exercised (674 shares)	4	-	-	-	4
Other stock issued (513,045 shares)	1,785	-	-	-	1,785
Stock Offering Expense	(18)	-	-	-	(18)

Equity Compensation	55	-	12	-	67

Net income	-	2,610	-	-	2,610
Other comprehensive loss - net of tax	-	-	-	(8,947)	(8,947)

Balance - June 30, 2013	$4,223	$83,890	$(15)	$(9,023)	$79,075

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
Dollars in thousands	2014	2013
Cash Flows from Operating Activities
Net Income	$3,454	$2,610
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	200	1,900
Depreciation	827	965
Deferred income tax benefit	1,102	-
Net amortization of investment premium and discount	483	978
Writedowns of Other Real Estate Owned	163	909
Net increase in interest payable and other liabilities	489	1,702
Net increase in interest receivable and other assets	(741)	(943)
Equity based compensation expense	118	139
Net gain on sale/settlement of securities	(276)	(164)
Increase in cash surrender value of life insurance	(621)	(669)
Net cash provided by operating activities	$5,198	$7,427

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$6,058	$10,132
Proceeds from maturities and redemptions of investment securities available for sale	10,407	56,804
Proceeds from sales of investment securities available for sale	55,998	32,920
Net (increase) decrease in loans	(5,300)	7,741
Proceeds from sales of other real estate owned	3,696	5,250
Proceeds from sales of other assets	25	64
Purchase of investment securities held to maturity	(4,590)	(8,065)
Purchase of investment securities available for sale	(97,323)	(87,498)
Purchase of bank premises and equipment	(1,382)	(464)
Net cash provided by (used for) investing activities	$(32,411)	$16,884

Cash Flows from Financing Activities
Net decrease in deposits	$(19,929)	$(7,970)
Repayment of long term debt	-	(135)
Repayment of Federal Home Loan Bank borrowings	(12,000)	(95,000)
Proceeds from issuance of common stock	8,060	1,771
Net cash used for financing activities	$(23,869)	$(101,334)

Net Decrease in Cash and Cash Equivalents	$(51,082)	$(77,023)

Cash and Cash Equivalents at Beginning of Period	77,798	112,507
Cash and Cash Equivalents at End of Period	$26,716	$35,484

Supplemental Cash Flow Information
Cash paid for interest	$2,046	$3,817
Cash paid for federal income taxes	$49	$-

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$2,305	$3,117
Transfer of loans to other assets	$42	$79

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The unaudited consolidated financial statements include the accounts of MBT Financial Corp. (the “Company”) and its subsidiary, Monroe Bank & Trust (the “Bank”). The Bank includes the accounts of its wholly owned subsidiary, MB&T Financial Services, Inc. The Bank operates seventeen branches in Monroe County, Michigan, seven branches in Wayne County, Michigan, and a loan and wealth management office in Lenawee County. The Bank’s primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Company’s sole business segment is community banking.

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

FAIR VALUE

The Company measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities that are elected to be accounted for under The Fair Value Option as well as for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments and available for sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes. Examples of these non-recurring uses of fair value include certain loans held for sale accounted for on a lower of cost or market basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value.

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets or liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement.

ACCOUNTING PRONOUNCEMENTS

No recent accounting pronouncements are expected to have a significant impact on the Company’s financial statements.

2. EARNINGS PER SHARE

The calculations of earnings per common share are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Basic
Net income	$1,687,000	$1,496,000	$3,454,000	$2,610,000
Average common shares outstanding	22,205,086	17,906,085	21,515,737	17,712,310
Earnings per common share - basic	$0.08	$0.08	$0.16	$0.15

Diluted
Net income	$1,687,000	$1,496,000	$3,454,000	$2,610,000
Average common shares outstanding	22,205,086	17,906,085	21,515,737	17,712,310
Equity compensation	293,150	260,135	289,428	246,259
Average common shares outstanding - diluted	22,498,236	18,166,220	21,805,165	17,958,569
Earnings per common share - diluted	$0.08	$0.08	$0.16	$0.15

3. STOCK BASED COMPENSATION

Stock Options - The following table summarizes the options that had been granted to certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

		Weighted Average
	Shares	Exercise Price
Options Outstanding, January 1, 2014	283,900	$18.41
Granted	-	-
Exercised	-	-
Forfeited	1,500	15.33
Expired	77,000	16.69
Options Outstanding, June 30, 2014	205,400	$19.08
Options Exercisable, June 30, 2014	205,400	$19.08

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

The following table summarizes the SOSARs that have been granted:

		Weighted Average
	Shares	Exercise Price
SOSARs Outstanding, January 1, 2014	472,271	$3.23
Granted	110,000	4.90
Exercised	18,998	2.15
Forfeited	5,834	4.91
SOSARs Outstanding, June 30, 2014	557,439	$3.58
SOSARs Exercisable, June 30, 2014	352,062	$3.53

The exercise of a SOSAR results in the issuance of a number of shares of common stock of the Company based on the appreciation of the market price of the stock over the exercise price of the SOSAR. The market value of the Company’s common stock on June 30, 2014 was $5.47. The value of the exercisable SOSARs as of June 30, 2014 was $683,000, and exercise of those SOSARs on that date would have resulted in the issuance of 124,863 shares of common stock.

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

The total expense for equity based compensation was $79,000 in the second quarter of 2014 and $72,000 in the second quarter of 2013. The total expense for equity based compensation was $146,000 in the first six months of 2014 and $145,000 in the first six months of 2013.

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

Loans consist of the following (000s omitted):

	June 30,	December 31,
	2014	2013
Residential real estate loans	$222,449	$228,024
Commercial and Construction real estate loans	280,824	280,579
Agriculture and agricultural real estate loans	17,207	14,997
Commercial and industrial loans	62,963	59,440
Loans to individuals for household, family, and other personal expenditures	15,141	14,550
Total loans, gross	$598,584	$597,590
Less: Allowance for loan losses	15,001	16,209
	$583,583	$581,381

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

The following table summarizes nonperforming assets (000’s omitted):

	June 30,	December 31,
	2014	2013
Nonaccrual loans	$19,048	$23,710
Loans 90 days past due and accruing	4	46
Restructured loans	29,658	32,450
Total nonperforming loans	$48,710	$56,206

Other real estate owned	7,911	9,628
Other assets	22	10
Nonperforming investment securities	3,403	3,259
Total nonperforming assets	$60,046	$69,103

Nonperforming assets to total assets	4.96%	5.65%
Allowance for loan losses to nonperforming loans	30.80%	28.84%

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

Activity in the allowance for loan losses during the three and six months ended June 30, 2014 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended June 30, 2014
Beginning Balance	$205	$1,780	$7,460	$1,430	$4,478	$805	$16,158
Charge-offs	-	(440)	(1,103)	-	(79)	(40)	(1,662)
Recoveries	5	56	211	20	73	40	405
Provision	4	(108)	967	(303)	(192)	(268)	100
Ending balance	$214	$1,288	$7,535	$1,147	$4,280	$537	$15,001

Allowance for loan losses: For the six months ended June 30, 2013
Beginning Balance	$171	$1,989	$7,030	$1,397	$4,606	$1,016	$16,209
Charge-offs	-	(626)	(1,211)	(210)	(211)	(78)	(2,336)
Recoveries	5	89	276	254	238	66	928
Provision	38	(164)	1,440	(294)	(353)	(467)	200
Ending balance	$214	$1,288	$7,535	$1,147	$4,280	$537	$15,001

Allowance for loan losses as of June 30, 2014
Ending balance individually evaluated for impairment	$36	$511	$2,234	$900	$1,713	$243	$5,637
Ending balance collectively evaluated for impairment	178	777	5,301	247	2,567	294	9,364
Ending balance	$214	$1,288	$7,535	$1,147	$4,280	$537	$15,001

Loans as of June 30, 2014
Ending balance individually evaluated for impairment	$947	$1,870	$27,281	$3,221	$14,438	$556	$48,313
Ending balance collectively evaluated for impairment	16,260	61,093	238,694	11,628	208,011	14,585	550,271
Ending balance	$17,207	$62,963	$265,975	$14,849	$222,449	$15,141	$598,584

Activity in the allowance for loan losses during the three and six months ended June 30, 2013 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended June 30, 2013
Beginning Balance	$70	$2,153	$7,908	$2,469	$5,108	$191	$17,899
Charge-offs	-	(199)	(1,056)	(19)	(383)	(16)	(1,673)
Recoveries	-	27	226	14	239	63	569
Provision	39	461	478	(575)	(177)	174	400
Ending balance	$109	$2,442	$7,556	$1,889	$4,787	$412	$17,195

Allowance for loan losses: For the six months ended June 30, 2013
Beginning Balance	$76	$2,224	$7,551	$2,401	$4,715	$332	$17,299
Charge-offs	-	(402)	(1,868)	(37)	(816)	(137)	(3,260)
Recoveries	-	263	290	288	319	96	1,256
Provision	33	357	1,583	(763)	569	121	1,900
Ending balance	$109	$2,442	$7,556	$1,889	$4,787	$412	$17,195

Allowance for loan losses as of June 30, 2013
Ending balance individually evaluated for impairment	$-	$1,237	$2,648	$1,434	$2,005	$108	$7,432
Ending balance collectively evaluated for impairment	109	1,205	4,908	455	2,782	304	9,763
Ending balance	$109	$2,442	$7,556	$1,889	$4,787	$412	$17,195

Loans as of June 30, 2013
Ending balance individually evaluated for impairment	$423	$5,735	$39,176	$6,671	$15,826	$362	$68,193
Ending balance collectively evaluated for impairment	14,421	66,342	229,600	9,959	211,893	14,963	547,178
Ending balance	$14,844	$72,077	$268,776	$16,630	$227,719	$15,325	$615,371

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

The portfolio segments in each credit risk grade as of June 30, 2014 are as follows (000s omitted):

Credit Quality Indicators as of June 30, 2014

Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$132	$3,026	$-	$5,445	$136,800	$10,452	$155,855
1	-	3,199	-	-	-	366	3,565
2	280	305	882	-	138	-	1,605
3	186	4,413	13,295	84	897	-	18,875
4	14,603	42,421	175,288	4,886	48,156	3,474	288,828
5	968	7,138	40,393	2,475	15,016	201	66,191
6	1,038	2,461	36,117	1,959	21,442	648	63,665
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$17,207	$62,963	$265,975	$14,849	$222,449	$15,141	$598,584

Performing	$16,176	$61,114	$240,175	$11,518	$206,591	$14,300	$549,874
Nonperforming	1,031	1,849	25,800	3,331	15,858	841	48,710
Total	$17,207	$62,963	$265,975	$14,849	$222,449	$15,141	$598,584

The portfolio segments in each credit risk grade as of December 31, 2013 are as follows (000s omitted):

Credit Quality Indicators as of December 31, 2013

Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$144	$2,151	$-	$3,643	$141,102	$9,656	$156,696
1	-	4,054	-	-	-	194	4,248
2	31	153	931	-	142	-	1,257
3	788	4,000	10,755	99	1,040	-	16,682
4	12,304	34,130	172,592	4,825	53,047	3,743	280,641
5	838	11,594	41,914	2,525	9,005	251	66,127
6	892	3,358	39,720	3,575	23,688	706	71,939
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$14,997	$59,440	$265,912	$14,667	$228,024	$14,550	$597,590

Performing	$14,428	$56,941	$235,531	$9,732	$211,149	$13,603	$541,384
Nonperforming	569	2,499	30,381	4,935	16,875	947	56,206
Total	$14,997	$59,440	$265,912	$14,667	$228,024	$14,550	$597,590

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of June 30, 2014 and December 31, 2013 (000s omitted):

June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$106	$-	$84	$190	$17,017	$17,207	$-
Commercial	123	48	53	224	62,739	62,963	4
Commercial Real Estate	4,027	1,484	1,928	7,439	258,536	265,975	-
Construction Real Estate	83	-	150	233	14,616	14,849	-
Residential Real Estate	2,012	516	1,036	3,564	218,885	222,449	-
Consumer and Other	69	12	74	155	14,986	15,141	-
Total	$6,420	$2,060	$3,325	$11,805	$586,779	$598,584	$4

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$210	$-	$171	$381	$14,616	$14,997	$-
Commercial	87	93	210	390	59,050	59,440	46
Commercial Real Estate	1,640	535	3,506	5,681	260,231	265,912	-
Construction Real Estate	90	265	1,177	1,532	13,135	14,667	-
Residential Real Estate	2,612	803	2,342	5,757	222,267	228,024	-
Consumer and Other	150	52	153	355	14,195	14,550	-
Total	$4,789	$1,748	$7,559	$14,096	$583,494	$597,590	$46

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

The following is a summary of non-accrual loans as of June 30, 2014 and December 31, 2013 (000s omitted):

	June 30, 2014	December 31, 2013
Agriculture and Agricultural Real Estate	$84	$172
Commercial	508	1,035
Commercial Real Estate	10,544	13,289
Construction Real Estate	712	2,009
Residential Real Estate	6,915	6,865
Consumer and Other	285	340
Total	$19,048	$23,710

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of June 30, 2014 and 2013 (000s omitted):

June 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended	Average Recorded Investment for the Six Months Ended	Interest Income Recognized in the Six Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$259	$259	$-	$259	$2	$259	$3
Commercial	736	920	-	873	17	921	26
Commercial Real Estate	13,191	16,785	-	13,717	230	14,807	388
Construction Real Estate	550	1,790	-	925	13	972	18
Residential Real Estate	6,896	7,796	-	7,350	84	7,426	168
Consumer and Other	54	57	-	55	1	57	2

With an allowance recorded:
Agriculture and Agricultural Real Estate	688	687	36	701	9	707	19
Commercial	1,134	1,214	511	1,162	16	1,176	31
Commercial Real Estate	14,090	15,366	2,234	14,712	163	14,749	323
Construction Real Estate	2,671	2,699	900	2,775	29	2,865	60
Residential Real Estate	7,542	7,882	1,713	7,801	87	7,648	158
Consumer and Other	502	499	243	503	5	507	11

Total:
Agriculture and Agricultural Real Estate	$947	$946	$36	$960	$11	$966	$22
Commercial	1,870	2,134	511	2,035	33	2,097	57
Commercial Real Estate	27,281	32,151	2,234	28,429	393	29,556	711
Construction Real Estate	3,221	4,489	900	3,700	42	3,837	78
Residential Real Estate	14,438	15,678	1,713	15,151	171	15,074	326
Consumer and Other	556	556	243	558	6	564	13

	Recorded Investment as of December 31, 2013	Unpaid Principal Balance as of December 31, 2013	Related Allowance as of December 31, 2013	Average Recorded Investment for the Three Months Ended June 30, 2013	Interest Income Recognized in the Three Months Ended June 30, 2013	Average Recorded Investment for the Six Months Ended June 30, 2013	Interest Income Recognized in the Six Months Ended June 30, 2013

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$423	$12	$423	$23
Commercial	869	966	-	788	9	807	16
Commercial Real Estate	19,567	23,005	-	18,556	167	18,798	359
Construction Real Estate	1,165	2,408	-	2,104	12	2,109	47
Residential Real Estate	7,929	9,035	-	6,856	84	6,991	168
Consumer and Other	33	36	-	1	-	1	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	398	397	1	-	-	-	-
Commercial	1,540	1,627	1,031	4,900	54	4,882	116
Commercial Real Estate	16,025	20,032	2,697	23,510	253	23,646	490
Construction Real Estate	3,615	4,236	1,194	5,103	68	5,187	122
Residential Real Estate	8,745	9,194	1,809	9,459	87	9,646	185
Consumer and Other	585	581	265	359	5	364	11

Total:
Agriculture and Agricultural Real Estate	$398	$397	$1	$423	$12	$423	$23
Commercial	2,409	2,593	1,031	5,688	63	5,689	132
Commercial Real Estate	35,592	43,037	2,697	42,066	420	42,444	849
Construction Real Estate	4,780	6,644	1,194	7,207	80	7,296	169
Residential Real Estate	16,674	18,229	1,809	16,315	171	16,637	353
Consumer and Other	618	617	265	360	5	365	11

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three and six month periods ended June 30, 2014 and June 30, 2013 are as follows (000s omitted from dollar amounts):

	Three months ended			Six months ended
	June 30, 2014			June 30, 2014
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	1	$314	$314
Commercial	4	295	91	4	295	91
Commercial Real Estate	2	301	140	4	1,247	1,059
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	7	579	556	10	844	779
Consumer and Other	-	-	-	-	-	-
Total	13	$1,175	$787	19	$2,700	$2,243

	Three months ended			Six months ended
	June 30, 2013			June 30, 2013
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	4	181	139	7	354	311
Commercial Real Estate	4	586	575	7	2,047	1,988
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	5	460	297	16	1,446	1,155
Consumer and Other	2	17	13	4	266	25
Total	15	$1,244	$1,024	34	$4,113	$3,479

The Bank considers TDRs that become past due under the modified terms as defaulted. There were no loans that became TDRs during the three and six month periods ended June 30, 2014 and June 30, 2013 that subsequently defaulted during the three month periods ended June 30, 2014 and June 30, 2013, respectively.

The Company has allocated $4,679,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at June 30, 2014. In addition, there are no commitments to lend additional amounts to borrowers that are classified as troubled debt restructurings as of June 30, 2014 and June 30, 2013.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of June 30, 2014 and December 31, 2013 (000’s omitted):

	Held to Maturity
	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$32,878	$999	$(157)	$33,720
Corporate Debt Securities	500	-	-	500
	$33,378	$999	$(157)	$34,220

	Available for Sale
	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$338,541	$2,732	$(4,170)	$337,103
Mortgage Backed Securities issued by U.S. Government Agencies	67,802	454	(671)	67,585
Obligations of States and Political Subdivisions	14,795	436	(64)	15,167
Trust Preferred CDO Securities	9,363	-	(3,396)	5,967
Corporate Debt Securities	7,971	85	(3)	8,053
Equity Securities	2,044	81	-	2,125
	$440,516	$3,788	$(8,304)	$436,000

	Held to Maturity
	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$34,346	$557	$(364)	$34,539
Corporate Debt Securities	500	-	-	500
	$34,846	$557	$(364)	$35,039

	Available for Sale
	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$277,383	$1,147	$(11,817)	$266,713
Mortgage Backed Securities issued by U.S. Government Agencies	97,168	995	(1,637)	96,526
Obligations of States and Political Subdivisions	15,197	289	(123)	15,363
Trust Preferred CDO Securities	9,509	-	(3,758)	5,751
Corporate Debt Securities	7,967	104	-	8,071
Equity Securities	2,584	43	(95)	2,532
	$409,808	$2,578	$(17,430)	$394,956

The amortized cost and estimated market values of securities by contractual maturity as of June 30, 2014 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Contractual maturity in
1 year or less	$5,497	$5,537	$7,578	$7,623
After 1 year through five years	13,551	13,847	63,094	62,910
After 5 years through 10 years	11,400	11,691	272,897	272,306
After 10 years	2,930	3,145	27,101	23,451
Total	33,378	34,220	370,670	366,290
Mortgage Backed Securities	-	-	67,802	67,585
Securities with no stated maturity	-	-	2,044	2,125
Total	$33,378	$34,220	$440,516	$436,000

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.

June 30, 2014

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$33,990	$134	$161,737	$4,036	$195,727	$4,170
Mortgage Backed Securities issued by U.S. Government Agencies	10,360	50	36,636	621	46,996	671
Obligations of States and Political Subdivisions	3,682	73	4,824	148	8,506	221
Trust Preferred CDO Securities	-	-	5,967	3,396	5,967	3,396
Corporate Debt Securities	2,000	3	-	-	2,000	3
	$50,032	$260	$209,164	$8,201	$259,196	$8,461

December 31, 2013

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$234,264	$10,828	$13,614	$989	$247,878	$11,817
Mortgage Backed Securities issued by U.S. Government Agencies	49,202	1,005	14,544	632	63,746	1,637
Obligations of States and Political Subdivisions	10,384	321	3,113	166	13,497	487
Trust Preferred CDO Securities	-	-	5,751	3,758	5,751	3,758
Equity Securities	-	-	445	95	445	95
	$293,850	$12,154	$37,467	$5,640	$331,317	$17,794

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at June 30, 2014. As of June 30, 2014 and December 31, 2013, there were 106 and 175 securities in an unrealized loss position, respectively.

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair value is used on a recurring basis for Available for Sale Securities. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes. Examples of these non-recurring uses of fair value include certain loans held for sale accounted for on a lower of cost or market basis. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value.

The Company applied the following fair value hierarchy:

Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. The Company’s mutual fund investments where quoted prices are available in an active market generally are classified within Level 1 of the fair value hierarchy.

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Company’s borrowed funds and investments in U.S. government agency securities, government sponsored mortgage backed securities, corporate debt securities, and obligations of states and political subdivisions are generally classified in Level 2 of the fair value hierarchy. Fair values for these instruments are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Private equity investments and trust preferred collateralized debt obligations are classified within Level 3 of the fair value hierarchy. Fair values are initially valued based on transaction price and are adjusted to reflect exit values.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, and the valuation techniques used by the Company to determine those fair values.

					Total
	Carrying				Estimated
June 30, 2014	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$26,716	$26,716	$-	$-	$26,716
Securities - Held to Maturity
Obligations of States and Political Subdivisions	32,878	-	33,720	-	33,720
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	337,103	-	337,103	-	337,103
MBS issued by U.S. Government Agencies	67,585	-	67,585	-	67,585
Obligations of States and Political Subdivisions	15,167	-	15,167	-	15,167
Trust Preferred CDO Securities	5,967	-	-	5,967	5,967
Corporate Debt Securities	8,053	-	8,053	-	8,053
Other Securities	2,125	2,125	-	-	2,125

Federal Home Loan Bank Stock	10,605	-	10,605	-	10,605
Loans Held for Sale	1,219	-	-	1,219	1,219
Loans, net	583,583	-	-	593,407	593,407
Accrued Interest Receivable	3,851	-	-	3,851	3,851

Financial Liabilities:
Noninterest Bearing Deposits	194,946	194,946	-	-	194,946
Interest Bearings Deposits	854,843	-	857,321	-	857,321
Borrowed funds
FHLB Advances	-	-	-	-	-
Repurchase Agreements	15,000	-	16,144	-	16,144
Accrued Interest Payable	162	-	-	162	162

					Total
	Carrying				Estimated
December 31, 2013	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$77,798	$77,798	$-	$-	$77,798
Securities - Held to Maturity
Obligations of States and Political Subdivisions	34,346	-	34,539	-	34,539
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	266,713	-	266,713	-	266,713
MBS issued by U.S. Government Agencies	96,526	-	96,526	-	96,526
Obligations of States and Political Subdivisions	15,363	-	15,363	-	15,363
Trust Preferred CDO Securities	5,751	-	-	5,751	5,751
Corporate Debt Securities	8,071	-	8,071	-	8,071
Other Securities	2,532	2,087	445	-	2,532

Federal Home Loan Bank Stock	10,605	-	10,605	-	10,605
Loans Held for Sale	668	-	-	668	668
Loans, net	581,381	-	-	591,471	591,471
Accrued Interest Receivable	3,502	-	-	3,502	3,502

Financial Liabilities:
Noninterest Bearing Deposits	215,844	215,844	-	-	215,844
Interest Bearings Deposits	853,874	-	857,149	-	857,149
Borrowed funds
FHLB Advances	12,000	-	12,000	-	12,000
Repurchase Agreements	15,000	-	16,352	-	16,352
Accrued Interest Payable	179	-	-	179	179

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

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale	2014	2013
Balance at January 1	$5,751	$5,406
Total realized and unrealized gains (losses) included in income	(21)	(8)
Total unrealized gains (losses) included in other comprehensive income	362	117
Net purchases, sales, calls and maturities	(125)	-
Net transfers in/out of Level 3	-	-
Balance at June 30	$5,967	$5,515

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

The Company owns pooled Trust Preferred Securities (“TRUPs”) with a fair value of $5,967,000 as of June 30, 2014. Trading of these types of securities has increased recently but is primarily conducted on a distress sale or forced liquidation basis. As a result, the Company measures the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include loans and Other Real Estate Owned. The Company estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$48,313	$-	$-	$48,313
Other Real Estate Owned	$7,911	$-	$-	$7,911

	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$60,471	$-	$-	$60,471
Other Real Estate Owned	$9,628	$-	$-	$9,628

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	June 30,	December 31,
	2014	2013
Commitments to extend credit:
Unused portion of commercial lines of credit	$58,278	$68,159
Unused portion of credit card lines of credit	3,342	3,255
Unused portion of home equity lines of credit	17,464	16,769
Standby letters of credit and financial guarantees written	3,577	3,667
All other off-balance sheet commitments	-	-

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

10. subsequent events

Subsequent to the end of the second quarter of 2014, the Bank recovered $716,000 from the sale of a credit relationship that had been charged off in a previous year. This recovery was recorded in the third quarter as an increase in the Allowance for Loan Losses. Management will evaluate the overall adequacy of the allowance for loan loss in the third quarter and determine if there is any impact to the Statement of Operations.

In addition, the Bank’s federal and state regulators are requiring the Bank to continue to reduce its classified assets and Management is focusing on reducing the ratio of classified assets to total capital. As of June 30, 2014, the Company owned three CDO securities, with a total amortized cost of $9,363,000. These securities are included in the Company’s financial statements at their estimated fair value of $5,967,000, with the difference of $3,396,000 included in the Accumulated Other Comprehensive Loss component of capital. Between July 28, 2014 and August 6, 2014, the Bank received offers to purchase the three CDOs for a total of $6,785,000. These offers resulted in a loss of $2,578,000 on the sale. However, the total capital as of June 30, 2014 reflected an unrealized loss of $3,396,000 on the aforementioned CDOs, and completing the sale resulted in a decrease of $9,363,000 in classified assets and an increase of $818,000 in total capital. The results of the transactions are consistent with the objective to reduce the ratio of classified assets to total capital, and Management sold the CDOs beginning on July 28, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

MBT Financial Corp. (the “Company”) is a bank holding company with one subsidiary, Monroe Bank & Trust (“the Bank”). The Bank is a commercial bank with a wholly owned subsidiary, MB&T Financial Services. MB&T Financial Services is an insurance agency which sells insurance policies to the Bank. The Bank operates 17 branch offices in Monroe County, Michigan and 7 branch offices in Wayne County, Michigan, and a loan and wealth management office in Lenawee County, Michigan. The Bank’s primary source of income is interest income on its loans and investments and its primary expense is interest expense on its deposits and borrowings. The discussion and analysis should be read in conjunction with the accompanying consolidated statements and footnotes.

Executive Overview

The Bank is operated as a community bank, primarily providing loan, deposit, and wealth management products and services to the people, businesses, and communities in its market area. In addition to our commitment to our mission of serving the needs of our local communities, we are focused on improving asset quality, increasing net interest income, and improving non-interest income and expenses.

The net profit of $1,687,000 for the quarter ended June 30, 2014 was an increase of $191,000 or 12.8% compared to the second quarter of 2013. The increase was the result of improved net interest income and non-interest income, and a lower provision for loan losses. These improvements exceeded the increases in non-interest expense and federal income tax expense. This quarter marked the twelfth consecutive quarterly profit following significant losses caused by the severe economic downturn that impacted the regional and national economies beginning in 2006.

The national economic recovery is gaining momentum, and the recovery in southeast Michigan is steadily improving. Local unemployment rates improved significantly since 2011, and while they are now comparable to the state and national averages, they remain above the historical norms. Commercial and residential development property values are improving, but remain below pre-recession levels. Our total classified assets, which include internal watch list loans, other real estate owned, and our portfolio of pooled trust preferred CDOs, improved significantly during 2013 and this trend of improvement continued into 2014. Classified assets went down $7.4 million, or 8.4% during the second quarter of 2014, and decreased $34.8 million or 30.1% compared to a year ago. Net charge offs increased slightly from $1.1 million in the second quarter of 2013 to $1.2 million in the second quarter of 2014, but this was due to a $1.0 million charge off on one credit in 2014. The amount of this charge off was previously identified and our allowance included a specific allocation for it, so no additional provision was required. As a result, our Allowance for Loan and Lease Losses (ALLL) remains adequate even though it decreased from $16.2 million to $15.0 million this quarter. We recorded a provision expense of only $100,000, a reduction of $300,000, or 75.0% compared to the second quarter of 2013. The loan portfolio held for investment increased during the quarter, and the ALLL as a percent of loans decreased from 2.73% to 2.50%. We will continue to assess the adequacy of our ALLL each quarter, and adjust it as necessary by debiting or crediting the provision expense.

Net Interest Income increased $463,000, or 5.7% compared to the second quarter of 2013 even though the average earning assets decreased $21.1 million because the net interest margin increased from 2.92% to 3.15%. The decrease in the average earning assets was due to the use of short term investments to pay off maturing borrowings in the second quarter of 2013. The cost of those borrowings was higher than the yield on the assets used to retire the borrowings, and this caused the net interest margin to increase. The provision for loan losses decreased $300,000 compared to the second quarter of 2013 as the low level of net loan losses and the improving quality of the loan portfolio enabled us to maintain our ALLL with a small provision. Non-interest income for the quarter increased $342,000, primarily due to an increase in the gains on securities transactions and a decrease in the losses on Other Real Estate Owned transactions. Non-interest expenses increased $356,000, as salaries and employee benefits expenses increased due to an increase in the accrual for the officer incentive plan. We expect non-interest expenses to remain at the current level throughout 2014.

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

Financial Condition

The pace of the economic recovery has increased over the last year, with local unemployment and property values steadily improving in 2014. Management is focusing our efforts on improving asset quality, increasing net interest income, and improving non-interest income and expenses.

With respect to asset quality, our nonperforming assets (“NPAs”) decreased 12.3% during the quarter, from $68.4 million to $60.0 million, and total classified assets decreased 8.4% from $88.4 million to $81.0 million. Loan delinquencies decreased from 2.9% to 2.1% during the quarter, which is significantly better than the 4.0% total reported one year ago. Over the last twelve months, NPAs decreased $18.8 million, or 23.9%, with nonperforming loans decreasing 24.2% from $64.3 million to $48.7 million, and Other Real Estate Owned (“OREO”) decreasing 30.8% from $11.5 million to $7.9 million. Total classified assets, which include internally classified watch list loans, other real estate, and our portfolio of pooled trust preferred collateralized debt obligation securities, decreased $34.8 million, or 30.1%. The Company’s Allowance for Loan and Lease Losses (“ALLL”) decreased $2.2 million over the last four quarters due to a decrease in the size of the portfolio and an improvement in the quality of the assets in the loan portfolio. The ALLL is now 2.50% of loans, down from 2.79% at June 30, 2013. The ALLL is 30.80% of nonperforming loans (“NPLs”), compared to 28.84% at year end and 26.76% at June 30, 2013. In light of current economic conditions, we believe that this level of ALLL adequately estimates the potential losses in the loan portfolio.

Since December 31, 2013, total loans held for investment increased 0.2% as new loan activity in the second quarter of 2014 was strong enough to cover payments received and other reductions in the quarter and to offset the $5.8 million decrease experienced in the first quarter of 2014. The new loan production in the second quarter consumed a considerable portion of our pipeline of loans in process, but we continue to expect new loan production to exceed run off, resulting in an increase in loans outstanding.

Since December 31, 2013, deposits decreased $19.9 million, or 1.9% due to normal seasonal fluctuations in local deposit activity. In addition to this reduction in deposit funding, we reduced our non-deposit funding by paying off $12.0 million of Federal Home Loan Bank borrowings. The decrease in liability funding was partially offset by an increase of $18.2 million in capital, and as a result our total assets decreased $12.9 million, or 1.1%. The Company expects deposit funding to gradually increase later in the year due to the normal seasonal fluctuations. The increase in total capital during the first half of 2014 was due to the profit of $3.5 million, issuance of common stock of $8.2 million, and an increase of $6.5 million in the accumulated other comprehensive income (AOCI). AOCI increased mainly due to an increase in the value of our securities available for sale. The increase in capital and the decrease in total assets caused the capital to assets ratio to increase from 9.05% at December 31, 2013 to 10.65% at June 30, 2014.

Results of Operations – Second Quarter 2014 vs. Second Quarter 2013

Net Interest Income - A comparison of the income statements for the three months ended June 30, 2014 and 2013 shows an increase of $463,000, or 5.7%, in Net Interest Income. Interest income on loans decreased $0.6 million or 7.6% as the average loans outstanding decreased $19.6 million and the average yield on loans decreased from 4.93% to 4.71%. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $377,000 even though the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $1.5 million as the yield increased from 1.69% to 1.99%. The yield on investments increased because the Company was maintaining a very high liquidity position in 2013 by keeping a large amount of funds in low yielding short term investments and deposits in the Federal Reserve Bank. This large cash position was being maintained in the first quarter of 2013 in anticipation of paying off maturing debt in the second quarter of 2013. A continued low overall level of interest rates and the maturity of some high cost borrowings helped reduce the funding costs. The interest expense on deposits decreased $314,000 or 28.2% even though the average deposits increased $14.5 million because the average cost of deposits decreased from 0.43% to 0.30%. The cost of borrowed funds decreased $350,000 as the average amount of borrowed funds decreased $52.7 million.

Provision for Loan Losses - The Provision for Loan Losses decreased from $400,000 in the second quarter of 2013 to $100,000 in the second quarter of 2014. Net charge offs were $1,257,000 during the second quarter of 2014, compared to $1,104,000 in the second quarter of 2013, however, $1.0 million of the second quarter of 2014 charge off amount was for one credit relationship which previously had a specific allocation in the ALLL. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to a decrease in the size of the portfolio, an improvement in portfolio risk indicators, and a decrease in the historical loss percentages, the amount of provision required to maintain an adequate ALLL in the second quarter of 2014 decreased 75.0% compared to the amount required in the second quarter of 2013. The ALLL is 2.50% of loans as of June 30, 2014, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income increased $342,000, or 10.5% compared to the second quarter of 2013 due to an increase in gains on securities transactions and a decrease in losses on other real estate owned. Excluding securities and OREO activity, non-interest income decreased $128,000, or 3.3%. Wealth management income increased $87,000 or 8.0% due to an increase in the market value of assets managed. Service charges and other fees decreased $90,000, or 8.5% due to a decrease in the amount of checking account overdraft activity. Origination fees on mortgage loans sold decreased $96,000, or 52.2% as market interest rates increased sharply near the end of the second quarter of 2013, significantly decreasing mortgage refinance activity since then.

Other Expenses – Total non-interest expenses increased $356,000, or 3.8% compared to the second quarter of 2013. Salaries and Employee Benefits increased $590,000, or 11.3%, due to an increase of $262,000 in the officers’ incentive plan accrual, and increase of $201,000 in salaries and wages, and an increase of $53,000 in benefits. The incentive plan accrual increased because the awards under the plan are based on the earnings performance of the company, which is currently higher than last year. Salaries increased due to a small increase in the number of employees and annual merit increases. Occupancy expense decreased $52,000 due to lower repairs and maintenance. Also, rent expense is lower in 2014 due to the relocation of our mortgage operations from leased space to a property that we purchased and renovated in downtown Monroe. FDIC insurance assessments decreased $74,000 due to a decrease in the assessment base that resulted from reducing our use of borrowed funds.

As a result of the above activity, the Profit Before Income Taxes in the second quarter of 2014 was $2,245,000, an increase of $749,000 compared to the pre-tax profit of $1,496,000 in the second quarter of 2013. In the second quarter of 2013, the Company was maintaining a valuation allowance against its deferred tax asset, and accordingly, did not record a federal income tax expense. If we did not have the valuation allowance we would have incurred a federal income tax expense of $297,000, for an effective tax rate of 19.9% in the second quarter of 2013. The valuation allowance was eliminated in the third quarter of 2013, and the Company recorded a federal income tax expense of $558,000 in the second quarter of 2014, reflecting an effective tax rate of 24.9%. The Net profit for the second quarter of 2014 was $1,687,000, an increase of 12.8% compared to the net profit of $1,496,000 in the second quarter of 2013.

Results of Operations – Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

Net Interest Income - A comparison of the income statements for the six months ended June 30, 2014 and 2013 shows an increase of $914,000, or 5.7%, in Net Interest Income. Interest income on loans decreased $1.4 million or 9.0% as the average loans outstanding decreased $22.5 million and the average yield on loans decreased from 5.04% to 4.76%. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $675,000 even though the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $26.5 million as the yield increased from 1.63% to 1.98%. The yield on investments increased because the Company was maintaining a very high liquidity position in 2013 by keeping a large amount of funds in low yielding short term investments and deposits in the Federal Reserve Bank. This large cash position was being maintained through most of the first six months of 2013 in anticipation of paying off maturing debt near the end of the second quarter of 2013. A continued low overall level of interest rates and the maturity of some high cost borrowings helped reduce the funding costs. The interest expense on deposits decreased $672,000 or 28.9% even though the average deposits increased $11.6 million because the average cost of deposits decreased from 0.45% to 0.31%. The cost of borrowed funds decreased $968,000 as the average amount of borrowed funds decreased $73.8 million.

Provision for Loan Losses - The Provision for Loan Losses decreased from $1.9 million in the first six months of 2013 to $200,000 in the first six months of 2014. Net charge offs were $1.4 million during the first six months of 2014, compared to $2.0 million in the first six months of 2013. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to a decrease in the size of the portfolio, an improvement in portfolio risk indicators, and a decrease in the historical loss percentages, the amount of provision required to maintain an adequate ALLL in the first six months of 2014 decreased 89.5% compared to the amount required in the first six months of 2013. The ALLL is 2.50% of loans as of June 30, 2014, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income decreased $22,000, or 0.3% compared to the first six months of 2013. Wealth management income increased $124,000 or 5.7% due to an increase in the market value of assets managed. Service charges and other fees decreased $200,000, or 9.5% due to a decrease in the amount of checking account overdraft activity. Debit card income increased $23,000 or 2.3% due as debit card usage continued to increase. Securities gains increased $112,000 or 68.3% primarily due to the sale of an equity investment that no longer served its strategic purpose. Losses on other real estate owned decreased $377,000 or 53.3% as real estate values in southeast Michigan continued to improve. Origination fees on mortgage loans sold decreased $323,000, or 68.3% as a sharp increase in market interest rates near the end of the second quarter of 2013 significantly decreased mortgage refinance activity.

Other Expenses – Total non-interest expenses increased $597,000, or 3.2% compared to the first six months of 2013. Salaries and Employee Benefits increased $995,000, or 9.4%, as salaries increased due to an increase in the number of employees, annual merit increases, and an increase in the accrual for the officer incentive program. Equipment expense decreased $95,000 due to lower depreciation expense. Marketing expense increased $47,000 due to higher advertising and sales promotion expenses in an effort to grow our lending and wealth management business. Professional fees decreased $112,000, or 10.7%, mostly due to lower credit related legal expenses. FDIC insurance assessments decreased $123,000 due to a decrease in the assessment base that resulted from reducing our use of borrowed funds. Other non-interest expense decreased $141,000 or 10.6% primarily due to lower collection related expenses.

As a result of the above activity, the Profit Before Income Taxes in the first six months of 2014 was $4,605,000, an increase of $1,995,000 compared to the pre-tax profit of $2,610,000 in the first six months of 2013. In the first six months of 2013, the Company was maintaining a valuation allowance against its deferred tax asset, and accordingly, did not record a federal income tax expense. If we did not have the valuation allowance we would have incurred a federal income tax expense of $452,000, for an effective tax rate of 17.3% in the first six months of 2013. The valuation allowance was eliminated in the third quarter of 2013, and the Company recorded a federal income tax expense of $1,151,000 in the first six months of 2014, reflecting an effective tax rate of 25.0%. The Net profit for the first six months of 2014 was $3,454,000, an increase of 32.3% compared to the net profit of $2,610,000 in the first six months of 2013.

Cash Flows

Cash flows provided by operating activities decreased $2.2 million compared to the first six months of 2013 as the increase in net income was due to improvements in noncash items, primarily the $1.7 million decrease in the provision for loan losses. In the first six months of 2013, investing activities provided $16.9 million in cash as sales and maturities of investment securities exceeded purchases by $4.3 million and loans decreased $7.7 million. In the first six months of 2014, cash used to purchase investment securities exceeded cash provided by sales and maturities of investment securities by $29.5 million and loan growth used an additional $5.3 million of our cash, and total cash used for investing activities was $32.4 million. This use of cash for investing activities contributed to the improvement in interest income for the company. The amount of cash used for financing activities in the first six months of 2014 was $23.9 million as the decrease in deposits and the repayment of maturing Federal Home Loan Bank borrowings exceeded the $8.1 million of capital raised from the issuance of common stock. The cash used for financing was $101.3 million in the first six months of 2013, mainly to fund the repayment of $95.0 million of Federal Home Loan Bank debt and the decrease of $8.0 million in deposits. In the first six months of 2014, the use of beginning cash and cash provided by operations for investment in loans and securities and to reduce financing, contributed to the improvement in net interest income by decreasing the amount of cash and cash equivalents by $51.1 million. In the first six months of 2013, the beginning cash, cash provided by operations, and cash provided by investing activities was used to reduce financing. This resulted in a reduction in interest expense by decreasing the amount of interest bearing borrowed funds.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of June 30, 2014, the Bank was not utilizing any of its authorized limit of $255 million with the Federal Home Loan Bank of Indianapolis, or its $20 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, or of its $25 million of federal funds line with a correspondent bank. The Company periodically draws on its overdraft and fed funds lines to ensure that funding will be available if needed.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first six months of 2014 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $128.8 million at June 30, 2014 and $110.6 million at December 31, 2013. Common stock increased $8.2 million due to the issuance of stock in a private placement and a rights offering, retained earnings increased $3.5 million due to the year to date profit, and the Accumulated Other Comprehensive Loss (AOCL) decreased $6.6 million due to improvement in the value of our securities that are classified as Available For Sale. Total equity increased $18.2 million and total assets decreased $12.9 million, so the ratio of equity to assets increased from 9.05% at December 31, 2013 to 10.65% at June 30, 2014.

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

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of June 30, 2014:
Total Capital to Risk-Weighted Assets
Consolidated	$123,428	15.77%	$78,249	10%
Monroe Bank & Trust	121,811	15.57%	78,220	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	113,542	14.51%	46,949	6%
Monroe Bank & Trust	111,929	14.31%	46,932	6%
Tier 1 Capital to Average Assets
Consolidated	113,542	9.38%	60,499	5%
Monroe Bank & Trust	111,929	9.26%	60,452	5%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Capital to Risk-Weighted Assets
Consolidated	$110,414	14.55%	$75,899	10%
Monroe Bank & Trust	108,818	14.36%	75,760	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	100,839	13.29%	45,540	6%
Monroe Bank & Trust	99,242	13.10%	45,456	6%
Tier 1 Capital to Average Assets
Consolidated	100,839	8.61%	58,593	5%
Monroe Bank & Trust	99,242	8.48%	58,522	5%

On July 12, 2010, the Bank entered into a Consent Order with its state and federal regulators. While the Bank was under the Consent Order, it was classified as “adequately capitalized” even though its ratios met the “well capitalized” guidelines. The Consent Order required the Bank to raise its Tier 1 Leverage ratio to 9% and its Total Risk Based Capital Ratio to 12%. As of June 30, 2014, the Bank is in compliance with the capital ratio requirements of the Consent Order. The Consent Order was terminated by the regulators effective June 30, 2014 and the Bank is now considered “well capitalized”.

Although the Consent Order has been terminated, the Bank continues to be subject to certain informal regulatory requirements and restrictions, including, among other things, requirements to maintain a Tier 1 leverage ratio of at least 9%, continue to reduce classified and delinquent assets, continually monitor its progress, and submit quarterly progress reports to the regulators. The Bank must also request prior approval from its state and federal regulators before paying dividends.

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

Although the timing of the resolution and/or closure of the audit remains highly uncertain, the Company believes it is reasonably possible that the IRS will conclude this audit within the current year. Adjustments could be necessary in future periods to the estimated potential federal income tax payable noted above based on issues raised by the IRS. Management will re-evaluate the estimate quarterly based on current, relevant facts.

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first six months of 2014, the Bank’s interest rate risk has remained within its policy limits.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MBT Financial Corp.
(Registrant)

August 13, 2014	By	/s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President &
Chief Executive Officer

August 13, 2014	By	/s/ John L. Skibski
Date	John L. Skibski
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.