Form 10-Q
period 2014-09-30
MBT FINANCIAL CORP
filed 2014-11-14
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2014

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

As of November 14, 2014, there were 22,696,547 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014
Dollars in thousands	(Unaudited)	December 31, 2013
ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$13,891	$15,448
Interest bearing	39,050	62,350
Total cash and cash equivalents	52,941	77,798

Securities - Held to Maturity	31,744	34,846
Securities - Available for Sale	467,465	394,956
Federal Home Loan Bank stock - at cost	10,605	10,605

Loans held for sale	382	668

Loans	585,770	597,590
Allowance for Loan Losses	(13,130)	(16,209)
Loans - Net	572,640	581,381

Accrued interest receivable and other assets	29,783	34,094
Other Real Estate Owned	6,036	9,628
Bank Owned Life Insurance	51,471	50,493
Premises and Equipment - Net	28,745	28,213
Total assets	$1,251,812	$1,222,682

LIABILITIES
Deposits:
Non-interest bearing	$209,731	$215,844
Interest-bearing	879,753	853,874
Total deposits	1,089,484	1,069,718

Federal Home Loan Bank advances	-	12,000
Repurchase agreements	15,000	15,000
Interest payable and other liabilities	16,676	15,356
Total liabilities	1,121,160	1,112,074

STOCKHOLDERS' EQUITY

Common stock (no par value; 50,000,000 shares authorized, 22,694,906 and 20,605,493 shares issued and outstanding)	22,946	14,671
Retained earnings	111,983	106,817
Unearned compensation	(8)	(7)
Accumulated other comprehensive loss	(4,269)	(10,873)
Total stockholders' equity	130,652	110,608
Total liabilities and stockholders' equity	$1,251,812	$1,222,682

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Dollars in thousands, except per share data	2014	2013	2014	2013
Interest Income
Interest and fees on loans	$7,255	$7,605	$21,355	$23,106
Interest on investment securities-
Tax-exempt	288	313	892	946
Taxable	2,222	1,821	6,540	5,383
Interest on balances due from banks	32	25	86	131
Total interest income	9,797	9,764	28,873	29,566

Interest Expense
Interest on deposits	767	1,033	2,423	3,361
Interest on borrowed funds	178	192	551	1,533
Total interest expense	945	1,225	2,974	4,894

Net Interest Income	8,852	8,539	25,899	24,672
Provision For Loan Losses	(700)	200	(500)	2,100

Net Interest Income After
Provision For Loan Losses	9,552	8,339	26,399	22,572

Other Income
Income from wealth management services	1,194	1,078	3,496	3,256
Service charges and other fees	1,054	1,128	2,954	3,228
Debit card income	557	513	1,588	1,521
Net gain (loss) on sales of securities available for sale	(1,020)	142	(744)	306
Net loss on sales of Other Real Estate Owned	(634)	(632)	(964)	(1,339)
Origination fees on mortgage loans sold	80	133	230	606
Bank owned life insurance income	357	363	1,062	1,117
Rent income on Other Real Estate Owned	99	347	364	639
Other	438	412	1,387	1,420
Total other income	2,125	3,484	9,373	10,754

Other Expenses
Salaries and employee benefits	5,631	5,310	17,163	15,847
Occupancy expense	626	737	2,040	2,146
Equipment expense	723	650	2,002	2,024
Marketing expense	225	180	640	548
Professional fees	681	527	1,620	1,578
Other Real Estate Owned expenses	187	162	887	829
FDIC Deposit Insurance Assessment	275	695	1,535	2,078
Bonding and other insurance expense	258	267	777	802
Telephone expense	108	212	355	455
Other	648	591	1,833	1,917
Total other expenses	9,362	9,331	28,852	28,224

Income Before Income Taxes	2,315	2,492	6,920	5,102
Income Tax Expense	603	(18,795)	1,754	(18,795)
Net Income	$1,712	$21,287	$5,166	$23,897

Other Comprehensive Income (Loss) - Net of Tax
Unrealized gains (losses) on securities	(649)	463	6,353	(8,437)

Reclassification adjustment for gains (losses) included in net income	673	(94)	491	(202)
Postretirement benefit liability	26	31	(240)	92
Total Other Comprehensive Income (Loss) - Net of Tax	50	400	6,604	(8,547)

Comprehensive Income (Loss)	$1,762	$21,687	$11,770	$15,350

Basic Earnings Per Common Share	$0.08	$1.19	$0.24	$1.34

Diluted Earnings Per Common Share	$0.07	$1.18	$0.23	$1.33

Common Stock Dividends Declared Per Share	$-	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2014	$14,671	$106,817	$(7)	$(10,873)	$110,608

Issuance of Common Stock
SOSARs exercised (7,287 shares)	1	-	-	-	1
Restricted stock awards (6,000 shares)	29	-	(29)	-	-
Other stock issued (2,076,126 shares)	8,838	-	-	-	8,838
Stock Offering Expense	(754)	-	-	-	(754)

Equity Compensation	161	-	28	-	189

Net income	-	5,166	-	-	5,166
Other comprehensive income - net of tax	-	-	-	6,604	6,604

Balance - September 30, 2014	$22,946	$111,983	$(8)	$(4,269)	$130,652

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2013	$2,397	$81,280	$(27)	$(76)	$83,574

Issuance of Common Stock
SOSARs exercised (936 shares)	4	-	-	-	4
Other stock issued (520,397 shares)	1,814	-	-	-	1,814
Stock Offering Expense	(18)	-	-	-	(18)

Equity Compensation	83	-	17	-	100

Net income	-	23,897	-	-	23,897
Other comprehensive loss - net of tax	-	-	-	(8,547)	(8,547)

Balance - September 30, 2013	$4,280	$105,177	$(10)	$(8,623)	$100,824

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
Dollars in thousands	2014	2013
Cash Flows from Operating Activities
Net Income	$5,166	$23,897
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	(500)	2,100
Depreciation	1,210	1,416
(Increase) decrease in net deferred federal income tax asset	1,684	(18,795)
Net amortization of investment premium and discount	677	1,415
Writedowns of Other Real Estate Owned	959	1,539
Net increase in interest payable and other liabilities	957	2,140
Net increase in interest receivable and other assets	(772)	(739)
Equity based compensation expense	190	209
Net (gain) loss on sale/settlement of securities	744	(306)
Increase in cash surrender value of life insurance	(978)	(1,032)
Net cash provided by operating activities	$9,337	$11,844

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$7,692	$18,214
Proceeds from maturities and redemptions of investment securities available for sale	19,453	65,077
Proceeds from sales of investment securities available for sale	93,321	56,433
Net decrease in loans	7,003	10,840
Proceeds from sales of other real estate owned	5,113	6,345
Proceeds from sales of other assets	40	245
Purchase of investment securities held to maturity	(4,590)	(11,309)
Purchase of investment securities available for sale	(176,334)	(145,382)
Purchase of bank premises and equipment	(1,742)	(1,358)
Net cash used for investing activities	$(50,044)	$(895)

Cash Flows from Financing Activities
Net increase in deposits	$19,766	$5,313
Repayment of long term debt	-	(135)
Repayment of Federal Home Loan Bank borrowings	(12,000)	(95,000)
Proceeds from issuance of common stock	8,084	1,800
Net cash provided by (used for) financing activities	$15,850	$(88,022)

Net Decrease in Cash and Cash Equivalents	$(24,857)	$(77,073)

Cash and Cash Equivalents at Beginning of Period	77,798	112,507
Cash and Cash Equivalents at End of Period	$52,941	$35,434

Supplemental Cash Flow Information
Cash paid for interest	$2,993	$5,055
Cash paid for federal income taxes	$69	$-

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$2,482	$4,078
Transfer of loans to other assets	$42	$124

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

RECENT DEVELOPMENTS

On October 29, 2014, the Bank conducted an auction of Other Real Estate Owned. Following the auction, the Bank offered to sell some of the properties that did not sell at the auction at prices below the carrying values. As a result, the September 30, 2014 financial statements include the effect of writing down the values of these properties by $500,000.

ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material effect on our financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 establishes a comprehensive revenue recognition standard for virtually all industries under US GAAP. The standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. This ASU is effective for annual and interim periods beginning after December 15, 2016. The Company may choose to apply the new standard either retrospectively or through a cumulative effect adjustment. Adoption of this ASU is not expected to have a material effect on our financial position or results of operations.

2. EARNINGS PER SHARE

The calculations of earnings per common share are as follows:

	For the three months ended Sept. 30,		For the nine months ended Sept. 30,
	2014	2013	2014	2013
Basic
Net income	$1,712,000	$21,287,000	$5,166,000	$23,897,000
Average common shares outstanding	22,691,593	17,912,946	21,911,996	17,779,924
Earnings per common share - basic	$0.08	$1.19	$0.24	$1.34

Diluted
Net income	$1,712,000	$21,287,000	$5,166,000	$23,897,000
Average common shares outstanding	22,691,593	17,912,946	21,911,996	17,779,924
Equity compensation	194,090	164,533	192,573	155,416
Average common shares outstanding - diluted	22,885,683	18,077,479	22,104,569	17,935,340
Earnings per common share - diluted	$0.07	$1.18	$0.23	$1.33

3. STOCK BASED COMPENSATION

Stock Options - The following table summarizes the options that had been granted to certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

		Weighted Average
	Shares	Exercise Price
Options Outstanding, January 1, 2014	283,900	$18.41
Granted	-	-
Exercised	-	-
Forfeited	1,500	15.33
Expired	77,000	16.69
Options Outstanding, September 30, 2014	205,400	$19.08
Options Exercisable, September 30, 2014	205,400	$19.08

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

The following table summarizes the SOSARs that have been granted:

		Weighted Average
	SOSARs	Base Price
SOSARs Outstanding, January 1, 2014	472,271	$3.23
Granted	110,000	4.90
Exercised	18,998	2.15
Forfeited	5,834	4.91
SOSARs Outstanding, September 30, 2014	557,439	$3.58
SOSARs Exercisable, September 30, 2014	352,062	$3.53

The exercise of a SOSAR results in the issuance of a number of shares of common stock of the Company based on the appreciation of the market price of the stock over the base price, which is equal to the market value of the underlying stock on the date of the grant of the SOSAR. The market value of the Company’s common stock on September 30, 2014 was $4.78. The intrinsic value of the exercisable SOSARs as of September 30, 2014 was $353,000, and exercise of those SOSARs on that date would have resulted in the issuance of 73,839 shares of common stock.

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

Restricted Stock Awards – On March 7, 2014, 1,000 restricted shares were awarded to each non-executive member of the board of directors in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. The restricted shares vest on December 31, 2014. The expense for the restricted stock is based on the grant date value per share of $4.90 and is recognized over the vesting period. The unrecognized compensation cost related to the non-vested restricted stock awards was $8,000 as of September 30, 2014.

The total expense for equity based compensation was $72,000 in the third quarter of 2014 and $71,000 in the third quarter of 2013. The total expense for equity based compensation was $218,000 in the first nine months of 2014 and $216,000 in the first nine months of 2013.

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

Loans consist of the following (000s omitted):

	September 30,	December 31,
	2014	2013
Residential real estate loans	$224,130	$228,024
Commercial and Construction real estate loans	265,951	280,579
Agriculture and agricultural real estate loans	18,113	14,997
Commercial and industrial loans	62,318	59,440
Loans to individuals for household, family,and other personal expenditures	15,258	14,550
Total loans, gross	$585,770	$597,590
Less: Allowance for loan losses	13,130	16,209
	$572,640	$581,381

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

The following table summarizes nonperforming assets (000’s omitted):

`	September 30,	December 31,
	2014	2013
Nonaccrual loans	$13,351	$23,710
Loans 90 days past due and accruing	7	46
Restructured loans	24,094	32,450
Total nonperforming loans	$37,452	$56,206

Other real estate owned	6,036	9,628
Other assets	7	10
Nonperforming investment securities	-	3,259
Total nonperforming assets	$43,495	$69,103

Nonperforming assets to total assets	3.47%	5.65%
Allowance for loan losses to nonperforming loans	35.06%	28.84%

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

Activity in the allowance for loan losses during the three and nine months ended September 30, 2014 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended September 30, 2014
Beginning Balance	$214	$1,288	$7,535	$1,147	$4,280	$537	$15,001
Charge-offs	(3)	(62)	(2,267)	(44)	(976)	(1)	(3,353)
Recoveries	-	115	939	794	271	63	2,182
Provision	14	(22)	390	(1,290)	(259)	467	(700)
Ending balance	$225	$1,319	$6,597	$607	$3,316	$1,066	$13,130

Allowance for loan losses: For the nine months ended September 30, 2014
Beginning Balance	$171	$1,989	$7,030	$1,397	$4,606	$1,016	$16,209
Charge-offs	(3)	(688)	(3,478)	(254)	(1,187)	(79)	(5,689)
Recoveries	5	204	1,215	1,047	509	130	3,110
Provision	52	(186)	1,830	(1,583)	(612)	(1)	(500)
Ending balance	$225	$1,319	$6,597	$607	$3,316	$1,066	$13,130

Allowance for loan losses as of September 30, 2014
Ending balance individually evaluated for impairment	$36	$528	$1,290	$480	$649	$257	$3,240
Ending balance collectively evaluated for impairment	189	791	5,307	127	2,667	809	9,890
Ending balance	$225	$1,319	$6,597	$607	$3,316	$1,066	$13,130

Loans as of September 30, 2014
Ending balance individually evaluated for impairment	$946	$1,445	$20,257	$2,138	$11,901	$573	$37,260
Ending balance collectively evaluated for impairment	17,167	60,873	233,268	10,288	212,229	14,685	548,510
Ending balance	$18,113	$62,318	$253,525	$12,426	$224,130	$15,258	$585,770

Activity in the allowance for loan losses during the three and nine months ended September 30, 2013 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended September 30, 2013
Beginning Balance	$109	$2,442	$7,556	$1,889	$4,787	$412	$17,195
Charge-offs	-	(162)	(728)	(30)	(351)	(53)	(1,324)
Recoveries	-	24	427	49	162	33	695
Provision	28	(409)	453	(278)	24	382	200
Ending balance	$137	$1,895	$7,708	$1,630	$4,622	$774	$16,766

Allowance for loan losses: For the nine months ended September 30, 2013
Beginning Balance	$76	$2,224	$7,551	$2,401	$4,715	$332	$17,299
Charge-offs	-	(564)	(2,596)	(67)	(1,167)	(190)	(4,584)
Recoveries	-	287	717	337	481	129	1,951
Provision	61	(52)	2,036	(1,041)	593	503	2,100
Ending balance	$137	$1,895	$7,708	$1,630	$4,622	$774	$16,766

Allowance for loan losses as of September 30, 2013
Ending balance individually evaluated for impairment	$1	$1,133	$2,893	$1,333	$1,750	$110	$7,220
Ending balance collectively evaluated for impairment	136	762	4,815	297	2,872	664	9,546
Ending balance	$137	$1,895	$7,708	$1,630	$4,622	$774	$16,766

Loans as of September 30, 2013
Ending balance individually evaluated for impairment	$424	$3,175	$35,769	$5,704	$16,122	$363	$61,557
Ending balance collectively evaluated for impairment	14,898	62,078	232,999	9,360	215,422	14,614	549,371
Ending balance	$15,322	$65,253	$268,768	$15,064	$231,544	$14,977	$610,928

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

The portfolio segments in each credit risk grade as of September 30, 2014 are as follows (000s omitted):

Credit Quality Indicators as of September 30, 2014

Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$126	$1,554	$-	$4,779	$140,212	$10,717	$157,388
1	-	2,992	-	-	-	366	3,358
2	280	297	857	-	134	-	1,568
3	190	6,595	9,643	-	874	-	17,302
4	15,641	41,982	177,887	4,478	50,559	3,355	293,902
5	808	6,881	37,280	2,449	15,982	190	63,590
6	1,068	2,017	27,858	720	16,369	630	48,662
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$18,113	$62,318	$253,525	$12,426	$224,130	$15,258	$585,770

Performing	$17,087	$60,808	$234,708	$10,214	$211,067	$14,434	$548,318
Nonperforming	1,026	1,510	18,817	2,212	13,063	824	37,452
Total	$18,113	$62,318	$253,525	$12,426	$224,130	$15,258	$585,770

The portfolio segments in each credit risk grade as of December 31, 2013 are as follows (000s omitted):

Credit Quality Indicators as of December 31, 2013

Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$144	$2,151	$-	$3,643	$141,102	$9,656	$156,696
1	-	4,054	-	-	-	194	4,248
2	31	153	931	-	142	-	1,257
3	788	4,000	10,755	99	1,040	-	16,682
4	12,304	34,130	172,592	4,825	53,047	3,743	280,641
5	838	11,594	41,914	2,525	9,005	251	66,127
6	892	3,358	39,720	3,575	23,688	706	71,939
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$14,997	$59,440	$265,912	$14,667	$228,024	$14,550	$597,590

Performing	$14,428	$56,941	$235,531	$9,732	$211,149	$13,603	$541,384
Nonperforming	569	2,499	30,381	4,935	16,875	947	56,206
Total	$14,997	$59,440	$265,912	$14,667	$228,024	$14,550	$597,590

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of September 30, 2014 and December 31, 2013 (000s omitted):

September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$250	$-	$80	$330	$17,783	$18,113	$-
Commercial	83	26	57	166	62,152	62,318	7
Commercial Real Estate	1,590	1,176	1,457	4,223	249,302	253,525	-
Construction Real Estate	81	-	-	81	12,345	12,426	-
Residential Real Estate	4,497	1,035	640	6,172	217,958	224,130	-
Consumer and Other	61	30	70	161	15,097	15,258	-
Total	$6,562	$2,267	$2,304	$11,133	$574,637	$585,770	$7

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$210	$-	$171	$381	$14,616	$14,997	$-
Commercial	87	93	210	390	59,050	59,440	46
Commercial Real Estate	1,640	535	3,506	5,681	260,231	265,912	-
Construction Real Estate	90	265	1,177	1,532	13,135	14,667	-
Residential Real Estate	2,612	803	2,342	5,757	222,267	228,024	-
Consumer and Other	150	52	153	355	14,195	14,550	-
Total	$4,789	$1,748	$7,559	$14,096	$583,494	$597,590	$46

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

The following is a summary of non-accrual loans as of September 30, 2014 and December 31, 2013 (000s omitted):

	September 30, 2014	December 31, 2013
Agriculture and Agricultural Real Estate	$80	$172
Commercial	298	1,035
Commercial Real Estate	6,234	13,289
Construction Real Estate	424	2,009
Residential Real Estate	6,064	6,865
Consumer and Other	251	340
Total	$13,351	$23,710

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of September 30, 2014 and 2013 (000s omitted):

September 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended	Average Recorded Investment for the Nine Months Ended	Interest Income Recognized in the Nine Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$258	$257	$-	$258	$4	$259	$7
Commercial	396	559	-	500	7	580	25
Commercial Real Estate	9,979	11,299	-	10,461	111	10,565	352
Construction Real Estate	302	1,019	-	610	2	668	17
Residential Real Estate	6,311	7,046	-	6,674	84	6,763	234
Consumer and Other	29	32	-	30	1	31	2

With an allowance recorded:
Agriculture and Agricultural Real Estate	688	687	36	687	9	700	28
Commercial	1,049	1,056	528	1,071	13	1,098	40
Commercial Real Estate	10,278	12,459	1,290	11,845	115	11,941	352
Construction Real Estate	1,836	1,864	480	1,855	22	1,869	66
Residential Real Estate	5,590	5,831	649	5,807	63	5,868	191
Consumer and Other	544	544	257	548	6	586	20

Total:
Agriculture and Agricultural Real Estate	$946	$944	$36	$945	$13	$959	$35
Commercial	1,445	1,615	528	1,571	20	1,678	65
Commercial Real Estate	20,257	23,758	1,290	22,306	226	22,506	704
Construction Real Estate	2,138	2,883	480	2,465	24	2,537	83
Residential Real Estate	11,901	12,877	649	12,481	147	12,631	425
Consumer and Other	573	576	257	578	7	617	22

	Recorded Investment as of December 31, 2013	Unpaid Principal Balance as of December 31, 2013	Related Allowance as of December 31, 2013	Average Recorded Investment for the Three Months Ended September 30, 2013	Interest Income Recognized in the Three Months Ended September 30, 2013	Average Recorded Investment for the Nine Months Ended September 30, 2013	Interest Income Recognized in the Nine Months Ended September 30, 2013

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$-	$-	$-
Commercial	869	966	-	1,728	21	1,562	55
Commercial Real Estate	19,567	23,005	-	19,544	228	20,004	629
Construction Real Estate	1,165	2,408	-	2,302	23	2,452	91
Residential Real Estate	7,929	9,035	-	8,586	97	8,656	293
Consumer and Other	33	36	-	31	1	31	3

With an allowance recorded:
Agriculture and Agricultural Real Estate	398	397	1	424	4	724	28
Commercial	1,540	1,627	1,031	1,695	16	1,739	53
Commercial Real Estate	16,025	20,032	2,697	18,660	148	19,226	594
Construction Real Estate	3,615	4,236	1,194	4,077	191	4,197	292
Residential Real Estate	8,745	9,194	1,809	8,141	91	8,347	264
Consumer and Other	585	581	265	332	5	339	14

Total:
Agriculture and Agricultural Real Estate	$398	$397	$1	$424	$4	$724	$28
Commercial	2,409	2,593	1,031	3,423	37	3,301	108
Commercial Real Estate	35,592	43,037	2,697	38,204	376	39,230	1,223
Construction Real Estate	4,780	6,644	1,194	6,379	214	6,649	383
Residential Real Estate	16,674	18,229	1,809	16,727	188	17,003	557
Consumer and Other	618	617	265	363	6	370	17

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three and nine month periods ended September 30, 2014 and September 30, 2013 are as follows (000s omitted from dollar amounts):

	Three months ended			Nine months ended
	September 30, 2014			September 30, 2014
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	1	$314	$314
Commercial	-	-	-	4	295	54
Commercial Real Estate	2	743	649	6	1,990	1,508
Construction Real Estate	3	43	22	3	43	22
Residential Real Estate	4	203	57	14	1,047	730
Consumer and Other	-	-	-	-	-	-
Total	9	$989	$728	28	$3,689	$2,628

	Three months ended			Nine months ended
	September 30, 2013			September 30, 2013
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	6	1,044	636	13	1,398	787
Commercial Real Estate	3	480	301	10	2,527	1,646
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	8	685	665	24	2,131	1,801
Consumer and Other	1	10	9	5	276	34
Total	18	$2,219	$1,611	52	$6,332	$4,268

The Bank considers TDRs that become past due under the modified terms as defaulted. There were no loans that became TDRs during the three and nine month periods ended September 30, 2014 and September 30, 2013 that subsequently defaulted during the three month periods ended September 30, 2014 and September 30, 2013, respectively.

The Company has allocated $3,006,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at September 30, 2014. In addition, there are no commitments to lend additional amounts to borrowers that are classified as troubled debt restructurings as of September 30, 2014 and September 30, 2013.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of September 30, 2014 and December 31, 2013 (000’s omitted):

	Held to Maturity
	September 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$31,244	$1,251	$(72)	$32,423
Corporate Debt Securities	500	-	-	500
	$31,744	$1,251	$(72)	$32,923

	Available for Sale
	September 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$370,077	$646	$(5,070)	$365,653
Mortgage Backed Securities issued by U.S. Government Agencies	78,464	340	(897)	77,907
Obligations of States and Political Subdivisions	15,389	433	(64)	15,758
Corporate Debt Securities	5,973	51	-	6,024
Equity Securities	2,044	79	-	2,123
	$471,947	$1,549	$(6,031)	$467,465

	Held to Maturity
	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$34,346	$557	$(364)	$34,539
Corporate Debt Securities	500	-	-	500
	$34,846	$557	$(364)	$35,039

	Available for Sale
	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$277,383	$1,147	$(11,817)	$266,713
Mortgage Backed Securities issued by U.S. Government Agencies	97,168	995	(1,637)	96,526
Obligations of States and Political Subdivisions	15,197	289	(123)	15,363
Trust Preferred CDO Securities	9,509	-	(3,758)	5,751
Corporate Debt Securities	7,967	104	-	8,071
Equity Securities	2,584	43	(95)	2,532
	$409,808	$2,578	$(17,430)	$394,956

The amortized cost and estimated market values of securities by contractual maturity as of September 30, 2014 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Contractual maturity in
1 year or less	$4,107	$4,135	$7,505	$7,535
After 1 year through five years	13,416	13,766	90,049	89,218
After 5 years through 10 years	11,346	11,832	274,252	271,259
After 10 years	2,875	3,190	19,633	19,423
Total	31,744	32,923	391,439	387,435
Mortgage Backed Securities	-	-	78,464	77,907
Securities with no stated maturity	-	-	2,044	2,123
Total	$31,744	$32,923	$471,947	$467,465

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013.

September 30, 2014

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$110,074	$735	$161,414	$4,335	$271,488	$5,070
Mortgage Backed Securities issued by U.S. Government Agencies	16,662	68	42,403	829	59,065	897
Obligations of States and Political Subdivisions	3,633	28	4,333	108	7,966	136
	$130,369	$831	$208,150	$5,272	$338,519	$6,103

December 31, 2013

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$234,264	$10,828	$13,614	$989	$247,878	$11,817
Mortgage Backed Securities issued by U.S. Government Agencies	49,202	1,005	14,544	632	63,746	1,637
Obligations of States and Political Subdivisions	10,384	321	3,113	166	13,497	487
Trust Preferred CDO Securities	-	-	5,751	3,758	5,751	3,758
Equity Securities	-	-	445	95	445	95
	$293,850	$12,154	$37,467	$5,640	$331,317	$17,794

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at September 30, 2014. As of September 30, 2014 and December 31, 2013, there were 119 and 175 securities in an unrealized loss position, respectively.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value, as defined in ASC Topic 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for market activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, and the valuation techniques used by the Company to determine those fair values.

					Total
	Carrying				Estimated
September 30, 2014	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$52,941	$52,941	$-	$-	$52,941
Securities - Held to Maturity
Obligations of States and Political Subdivisions	31,244	-	32,423	-	32,423
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	365,653	-	365,653	-	365,653
MBS issued by U.S. Government Agencies	77,907	-	77,907	-	77,907
Obligations of States and Political Subdivisions	15,758	-	15,758	-	15,758
Corporate Debt Securities	6,024	-	6,024	-	6,024
Other Securities	2,123	2,123	-	-	2,123

Federal Home Loan Bank Stock	10,605	-	10,605	-	10,605
Loans Held for Sale	382	-	-	382	382
Loans, net	572,640	-	-	581,770	581,770
Accrued Interest Receivable	4,133	-	-	4,133	4,133

Financial Liabilities:
Noninterest Bearing Deposits	209,731	209,731	-	-	209,731
Interest Bearings Deposits	879,753	-	881,906	-	881,906
Borrowed funds
FHLB Advances	-	-	-	-	-
Repurchase Agreements	15,000	-	15,974	-	15,974
Accrued Interest Payable	160	-	-	160	160

					Total
	Carrying				Estimated
December 31, 2013	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$77,798	$77,798	$-	$-	$77,798
Securities - Held to Maturity
Obligations of States and Political Subdivisions	34,346	-	34,539	-	34,539
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	266,713	-	266,713	-	266,713
MBS issued by U.S. Government Agencies	96,526	-	96,526	-	96,526
Obligations of States and Political Subdivisions	15,363	-	15,363	-	15,363
Trust Preferred CDO Securities	5,751	-	-	5,751	5,751
Corporate Debt Securities	8,071	-	8,071	-	8,071
Other Securities	2,532	2,087	445	-	2,532

Federal Home Loan Bank Stock	10,605	-	10,605	-	10,605
Loans Held for Sale	668	-	-	668	668
Loans, net	581,381	-	-	591,471	591,471
Accrued Interest Receivable	3,502	-	-	3,502	3,502

Financial Liabilities:
Noninterest Bearing Deposits	215,844	215,844	-	-	215,844
Interest Bearings Deposits	853,874	-	857,149	-	857,149
Borrowed funds
FHLB Advances	12,000	-	12,000	-	12,000
Repurchase Agreements	15,000	-	16,352	-	16,352
Accrued Interest Payable	179	-	-	179	179

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

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale	2014	2013
Balance at January 1	$5,751	$5,406
Total realized and unrealized losses included in income	(2,599)	(12)
Total unrealized gains included in other comprehensive income	3,758	467
Net purchases, sales, calls and maturities	(6,910)	-
Net transfers in/out of Level 3	-	-
Balance at September 30	$-	$5,861

The Company sold its portfolio of Level 3 available for sale securities during the quarter ended September 30, 2014.

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

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at Sept. 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$37,260	$-	$-	$37,260
Other Real Estate Owned	$6,036	$-	$-	$6,036

	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$60,471	$-	$-	$60,471
Other Real Estate Owned	$9,628	$-	$-	$9,628

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	September 30,	December 31,
	2014	2013
Commitments to extend credit:
Unused portion of commercial lines of credit	$61,534	$68,159
Unused portion of credit card lines of credit	3,427	3,255
Unused portion of home equity lines of credit	18,523	16,769
Standby letters of credit and financial guarantees written	3,674	3,667
All other off-balance sheet commitments	30,000	-

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

Other off-balance sheet commitments as of September 30, 2014 consist of a commitment to purchase loan participations. This commitment is scheduled to be funded in 2014.

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

The net profit of $1,712,000 for the quarter ended September 30, 2014 was a decrease of $19,575,000 or 92.0% compared to the third quarter of 2013. The decrease was the result of a tax benefit of $18.8 million recorded in the third quarter of 2013 to reverse the valuation allowance on the Company’s deferred tax asset. The pre-tax income of $2,315,000 in the third quarter of 2014 represents a decrease of $177,000, or 7.1% compared to the pre-tax income in the third quarter of 2013. The pre-tax income decrease was mainly attributable to the loss on the sale of pooled trust preferred investment securities in the third quarter of 2014. The securities loss exceeded the improvement in the net interest margin and the significant improvement in the provision for loan losses. This quarter marked the thirteenth consecutive quarterly profit following significant losses caused by the severe economic downturn that impacted the regional and national economies beginning in 2006.

The national economic recovery is gaining momentum, and the recovery in southeast Michigan is steadily improving. Local unemployment rates improved significantly since 2011, and while they are now comparable to the state and national averages, they remain above the historical norms. Commercial and residential development property values are improving, but remain below pre-recession levels. Our total classified assets, which include internal watch list loans, other real estate owned, and sub investment grade securities, improved steadily during 2013 and the first half of 2014, and showed significant improvement in the third quarter of 2014. Classified assets went down $26.3 million, or 32.4% during the third quarter of 2014, and decreased $43.7 million or 44.4% compared to a year ago. Net charge offs increased from $0.6 million in the third quarter of 2013 to $1.2 million in the third quarter of 2014, but this was mainly due to charge offs totaling $1.7 million on a portfolio of classified assets that were sold during the quarter. These charge offs were previously identified and our allowance included a specific allocation for nearly the entire amount, so the sale did not significantly impact the provision. Also during the third quarter of 2014, we recovered $0.7 million that had been charged off in a previous year. As a result, we were able to maintain an adequate Allowance for Loan and Lease Losses (ALLL) while reducing the ALLL from $15.0 million to $13.1 million during the quarter. We recorded a credit to the provision expense of $700,000, a reduction of $900,000, or 450% compared to the third quarter of 2013. The loan portfolio held for investment decreased during the quarter due to the sale of classified loans, and the ALLL as a percent of loans decreased from 2.50% to 2.24%. We will continue to assess the adequacy of our ALLL each quarter, and adjust it as necessary by debiting or crediting the provision expense.

Net Interest Income increased $313,000, or 3.7% compared to the third quarter of 2013 even though the net interest margin was unchanged at 3.17% because the average earning assets increased $40.6 million. The increase in the average earning assets was mainly funded by growth in deposits. The margin was unchanged as the cost of funds and the yield on earning assets both decreased due to the continued historically low level of interest rates. The provision for loan losses decreased $900,000 compared to the third quarter of 2013 as the improving quality of the loan portfolio enabled us to reduce our ALLL by recording a negative provision expense. Non-interest income for the quarter decreased $1,359,000, primarily due to a large loss on securities transactions and a decrease in the service charges and other fees on deposit accounts. Non-interest expenses increased only $31,000, as increases in salaries and employee benefits expenses and professional fees were nearly offset by a large reduction in the FDIC insurance assessment.

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

To determine the Allowance for Loan Losses, the Company estimates losses on all loans that are not classified as nonaccrual or renegotiated by applying historical loss rates, adjusted for current conditions, to those loans. In addition, all nonaccrual loan relationships over $250,000 that are classified by Management as nonperforming as well as selected performing accounts and all renegotiated loans are individually tested for impairment. Any amount of monetary impairment is included in the Allowance for Loan Losses.

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

Financial Condition

The pace of the economic recovery increased over the last year, with local unemployment and property values steadily improving. Management focused our efforts on improving asset quality, increasing net interest income, and improving non-interest income and expenses.

With respect to asset quality, our nonperforming assets (“NPAs”) decreased 27.6% during the quarter, from $60.0 million to $43.5 million, and total classified assets decreased 32.4% from $81.0 million to $54.7 million. Loan delinquencies decreased from 2.1% to 1.9% during the quarter, which is significantly better than the 3.3% total reported one year ago. Over the last twelve months, NPAs decreased $28.6 million, or 39.7%, with nonperforming loans decreasing 35.4% from $57.9 million to $37.5 million, and Other Real Estate Owned (“OREO”) decreasing 44.3% from $10.8 million to $6.0 million. Total classified assets, which include internally classified watch list loans, other real estate, and pooled trust preferred collateralized debt obligation securities, decreased $43.7 million, or 44.4%. The reduction in classified assets was accomplished by the sales of $9.8 million in classified loans and $9.4 million in pooled trust preferred CDO securities in the third quarter of 2014, and $24.5 million in upgrades, payments, and charge offs of classified loans over the last four quarters. The Company’s Allowance for Loan and Lease Losses (“ALLL”) decreased $3.6 million over the last four quarters due to a decrease in the size of the portfolio and an improvement in the quality of the assets in the loan portfolio. The ALLL is now 2.24% of loans, down from 2.74% at September 30, 2013. The ALLL is 35.06% of nonperforming loans (“NPLs”), compared to 28.84% at year end and 28.94% at September 30, 2013. In light of current economic conditions, we believe that this level of ALLL adequately estimates the potential losses in the loan portfolio.

Since December 31, 2013, total loans held for investment decreased 2.0% as new loan activity was not sufficient to cover payments received and the reduction from the sale of classified loans in the third quarter of 2014. Our new loan pipeline remains modest, and we expect loan originations and new loan participations in the fourth quarter of 2014 to result in growth in loans for the full year.

Since December 31, 2013, deposits increased $19.8 million, or 1.8% due to normal seasonal fluctuations in local deposit activity. Since year end we reduced our non-deposit funding by paying off $12.0 million of Federal Home Loan Bank borrowings. The decrease in non-deposit funding was exceeded by the increase of $19.8 million in deposits and the increase of $20.0 million in capital. As a result, our total assets increased $29.1 million, or 2.4%. The Company expects deposit funding to remain stable for the rest of 2014. The increase in total capital during the first nine months of 2014 was due to the profit of $5.2 million, issuance of common stock of $8.3 million, and an increase of $6.6 million in the accumulated other comprehensive income (AOCI). AOCI increased due to an increase in the value of our securities available for sale and due to the sale of the pooled trust preferred CDOs, which had a net unrealized loss of $2.5 million that was included in AOCI at December 31, 2013. The increase in capital caused the capital to assets ratio to increase from 9.05% at December 31, 2013 to 10.44% at September 30, 2014.

On October 29, 2014, the Bank conducted an auction of commercial properties that are held in Other Real Estate. Following the auction, the Bank offered to sell some of the properties that did not sell at the auction at prices below the carrying values. As a result, the September 30, 2014 financial statements include the effect of writing down the values of these properties by $500,000. This decreased the value of the Other Real Estate and increased the amount of losses on sales of Other Real Estate in the financial statements as of September 30, 2014 by $500,000.

Results of Operations – Third Quarter 2014 vs. Third Quarter 2013

Net Interest Income - A comparison of the income statements for the three months ended September 30, 2014 and 2013 shows an increase of $313,000, or 3.7%, in Net Interest Income. Interest income on loans decreased $350,000 or 4.6% as the average loans outstanding decreased $13.5 million and the average yield on loans decreased from 4.94% to 4.82%. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $383,000 as the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $54.1 million and the yield increased from 1.81% to 1.91%. The yield on investments increased because the Company invested more of its cash into investment securities. The interest expense on deposits decreased $266,000 or 25.8% even though the average deposits increased $18.1 million because the average cost of deposits decreased from 0.39% to 0.28%.

Provision for Loan Losses - The Provision for Loan Losses decreased from $200,000 in the third quarter of 2013 to a credit of $700,000 in the third quarter of 2014. Net charge offs were $1,171,000 during the third quarter of 2014, compared to $629,000 in the third quarter of 2013, however, $1.5 million was specifically allocated in the ALLL for loans that were included in the classified assets sold. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to a decrease in the size of the portfolio, an improvement in portfolio risk indicators, and a decrease in the historical loss percentages, the amount of provision required to maintain an adequate ALLL in the third quarter of 2014 decreased 450.0% compared to the amount required in the third quarter of 2013. The ALLL is 2.24% of loans as of September 30, 2014, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income decreased $1,359,000, or 39.0% compared to the third quarter of 2013 mainly due to a loss on securities transactions in 2014. The large loss on securities transactions was the result of the sale of the pooled trust preferred CDO securities, which was done in order to reduce classified assets. Excluding securities activity, non-interest income decreased $197,000, or 5.9% compared to the third quarter of 2013. Wealth management income increased $116,000 or 10.8% due to an increase in the market value of assets managed. Service charges and other fees decreased $74,000, or 6.6% due to a decrease in the amount of checking account overdraft activity. Origination fees on mortgage loans sold decreased $53,000, or 39.8% as higher market interest rates decreased mortgage refinance activity.

Other Expenses – Total non-interest expenses increased $31,000, or 0.3% compared to the third quarter of 2013. Salaries and Employee Benefits increased $321,000, or 6.0%, due to an increase of $149,000 in the officers’ incentive plan accrual, and an increase of $155,000 in salaries and wages. The incentive plan accrual increased because the awards under the plan are based on certain earnings performance measures, which are currently higher than last year. Salaries increased due to a small increase in the number of employees and annual merit increases. Occupancy expense decreased $111,000 due to lower depreciation, repairs, and maintenance expenses. Also, rent expense is lower in 2014 due to the relocation of our mortgage operations from leased space to a property that we purchased and renovated in downtown Monroe. Professional fees increased $154,000, mainly due to expenses related to the sale of classified loans in the third quarter of 2014. FDIC insurance assessments decreased $420,000 primarily due to a decrease in the assessment rate following the termination of the Bank’s Consent Order. The lower assessment rate became effective in the second quarter of 2014, requiring an adjustment to the expense accrual in the third quarter. We expect the FDIC insurance expense to be approximately $400,000 per quarter beginning in the fourth quarter of 2014.

As a result of the above activity, the Profit Before Income Taxes in the third quarter of 2014 was $2,315,000, a decrease of $177,000 compared to the pre-tax profit of $2,492,000 in the third quarter of 2013. The Company recorded a federal income tax expense of $603,000 in the third quarter of 2014, reflecting an effective tax rate of 26.0%. In the third quarter of 2013, the Company eliminated the valuation allowance against its deferred tax asset by recording a federal income tax benefit of $18.8 million. If the Company did not have the valuation allowance reversal and the benefit of its NOL carry forward, the tax expense for the third quarter of 2013 would have been $634,000, for an effective tax rate of 25.4%. The Net profit for the third quarter of 2014 was $1,712,000, a decrease of 92.0% compared to the net profit of $21,287,000 in the third quarter of 2013.

Results of Operations – Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

Net Interest Income - A comparison of the income statements for the nine months ended September 30, 2014 and 2013 shows an increase of $1,227,000, or 5.0%, in Net Interest Income. Interest income on loans decreased $1.8 million or 7.6% as the average loans outstanding decreased $19.5 million and the average yield on loans decreased from 5.01% to 4.78%. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $1,058,000 as the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $0.6 million and the yield increased from 1.68% to 1.96%. The yield on investments increased because the Company was maintaining a very high liquidity position in 2013 by keeping a large amount of funds in low yielding short term investments and deposits in the Federal Reserve Bank. This large cash position was being maintained through most of the first six months of 2013 in anticipation of paying off maturing debt near the end of the second quarter of 2013. A continued low overall level of interest rates and the maturity of some high cost borrowings helped reduce the funding costs. The interest expense on deposits decreased $938,000 or 27.9% even though the average deposits increased $13.8 million because the average cost of deposits decreased from 0.43% to 0.30%. The cost of borrowed funds decreased $982,000 as the average amount of borrowed funds decreased $53.0 million.

Provision for Loan Losses - The Provision for Loan Losses decreased from $2.1 million in the first nine months of 2013 to a credit of $500,000 in the first nine months of 2014. Net charge offs were $2.6 million during the first nine months of 2014 and 2013. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to a decrease in the size of the portfolio, an improvement in portfolio risk indicators, and a decrease in the historical loss percentages, the amount of provision required to maintain an adequate ALLL in the first nine months of 2014 decreased 123.8% compared to the amount required in the first nine months of 2013. The ALLL is 2.24% of loans as of September 30, 2014, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income decreased $1,381,000, or 12.8% compared to the first nine months of 2013. Wealth management income increased $240,000 or 7.4% due to an increase in the market value of assets managed. Service charges and other fees decreased $274,000, or 8.5% due to a decrease in the amount of checking account overdraft activity. Securities gains decreased $1,050,000 or 343.1% primarily due to the sale of pooled trust preferred CDOs in 2014. Losses on other real estate owned decreased $375,000 or 28.0% as real estate values in southeast Michigan continued to improve. Origination fees on mortgage loans sold decreased $376,000, or 62.0% as a sharp increase in market interest rates near the end of the second quarter of 2013 significantly decreased mortgage refinance activity.

Other Expenses – Total non-interest expenses increased $628,000, or 2.2% compared to the first nine months of 2013. Salaries and Employee Benefits increased $1,316,000, or 8.3%, as salaries increased due to an increase in the number of employees, annual merit increases, and an increase in the accrual for the officer incentive program. Occupancy expense decreased $106,000 due to lower depreciation and maintenance expenses. Marketing expense increased $92,000 due to higher advertising and sales promotion expenses in an effort to grow our lending and wealth management business. FDIC insurance assessments decreased $543,000 due to a decrease in the assessment rate due to the termination of our Consent Order and a decrease in the assessment base that resulted from reducing our use of borrowed funds.

As a result of the above activity, the Profit Before Income Taxes in the first nine months of 2014 was $6,920,000, an increase of $1,818,000 compared to the pre-tax profit of $5,102,000 in the first nine months of 2013. The Company recorded a federal income tax expense of $1,754,000 in the first nine months of 2014, reflecting an effective tax rate of 25.3%. In the third quarter of 2013, the Company eliminated the valuation allowance against its deferred tax asset, and accordingly, recorded a federal income tax benefit of $18.8 million. If we did not have the valuation allowance reversal and the benefit of the NOL carry forward, we would have incurred a federal income tax expense for the nine months ended September 30, 2013 of $1,086,000, for an effective tax rate of 21.3%. The Net profit for the first nine months of 2014 was $5,166,000, a decrease of 78.4% compared to the net profit of $23,897,000 in the first nine months of 2013.

Cash Flows

Cash flows provided by operating activities decreased $2.5 million compared to the first nine months of 2013 as the decrease in net income was due to improvements in noncash items, primarily the $20.5 million increase in the deferred income tax. In the first nine months of 2013, investing activities used $0.9 million in cash as net investment securities increases and investment in bank premises exceeded reductions in loans and other real estate owned. In the first nine months of 2014, cash used to purchase investment securities exceeded cash provided by sales and maturities of investment securities by $60.5 million while decreases in loans and sales of other real estate owned and other assets provided $12.2 million of cash, and total cash used for investing activities was $50.0 million. This use of cash for investing activities contributed to the improvement in interest income for the company. The amount of cash used for financing activities in the first nine months of 2013 was $88.0 million as the repayment of maturing Federal Home Loan Bank borrowings was slightly offset by an increase in deposits and issuance of common stock. The cash provided by financing was $15.9 million in the first nine months of 2014, as the repayment of $12.0 million of Federal Home Loan Bank debt was exceeded by the increase of $19.8 million in deposits and the issuance of $8.1 million in common stock. In the first nine months of 2014, the use of beginning cash and cash provided by operations for investment in securities and to reduce borrowings contributed to the improvement in net interest income by decreasing the amount of cash and cash equivalents by $24.9 million. In the first nine months of 2013, the beginning cash and cash provided by operations were used to reduce financing. This resulted in a reduction in interest expense by decreasing the amount of interest bearing borrowed funds.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of September 30, 2014, the Bank was not utilizing any of its authorized limit of $255 million with the Federal Home Loan Bank of Indianapolis, or its $20 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, or of its $25 million of federal funds line with a correspondent bank. The Company periodically draws on its overdraft and fed funds lines to ensure that funding will be available if needed.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first nine months of 2014 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $130.7 million at September 30, 2014 and $110.6 million at December 31, 2013. Common stock increased $8.3 million due to the issuance of stock in a private placement and a rights offering, retained earnings increased $5.2 million due to the year to date profit, and the Accumulated Other Comprehensive Loss (AOCL) decreased $6.6 million due to a reduction in the unrealized losses on securities that are classified as Available For Sale. Total equity increased $20.0 million and total assets increased $29.1 million, so the ratio of equity to assets increased from 9.05% at December 31, 2013 to 10.44% at September 30, 2014.

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

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of September 30, 2014:
Total Capital to Risk-Weighted Assets
Consolidated	$125,863	16.92%	$74,389	10%
Monroe Bank & Trust	124,281	16.71%	74,372	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	116,478	15.66%	44,633	6%
Monroe Bank & Trust	114,898	15.45%	44,623	6%
Tier 1 Capital to Average Assets
Consolidated	116,478	9.50%	61,276	5%
Monroe Bank & Trust	114,898	9.38%	61,264	5%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Capital to Risk-Weighted Assets
Consolidated	$110,414	14.55%	$75,899	10%
Monroe Bank & Trust	108,818	14.36%	75,760	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	100,839	13.29%	45,540	6%
Monroe Bank & Trust	99,242	13.10%	45,456	6%
Tier 1 Capital to Average Assets
Consolidated	100,839	8.61%	58,593	5%
Monroe Bank & Trust	99,242	8.48%	58,522	5%

On July 12, 2010, the Bank entered into a Consent Order with its state and federal regulators. While the Bank was under the Consent Order, it was classified as “adequately capitalized” even though its ratios met the “well capitalized” guidelines. The Consent Order required the Bank to raise its Tier 1 Leverage ratio to 9% and its Total Risk Based Capital Ratio to 12%. As of June 30, 2014, the Bank was in compliance with the capital ratio requirements of the Consent Order. The Consent Order was terminated by the regulators effective June 30, 2014 and the Bank is now considered “well capitalized”.

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first nine months of 2014, the Bank’s interest rate risk has remained within its policy limits.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

No matters to be reported.

Item 6. Exhibits

3.1	Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2011.

3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.

31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBT Financial Corp.
(Registrant)

November 14, 2014	By	/s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President &
Chief Executive Officer

November 14, 2014	By	/s/ John L. Skibski
Date	John L. Skibski
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document