Form 10-K
period 2014-12-31
MBT FINANCIAL CORP
filed 2015-03-13
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐        Accelerated filer ☑       Non-accelerated filer ☐       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

As of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $97.7 million based on the closing sale price as reported on the NASDAQ Global Select system.

As of March 13, 2015, there were 22,724,111 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders of MBT Financial Corp. to be held on May 7, 2015 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

Special Note regarding Forward Looking Information

This document, including the documents that are incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act (the “Exchange Act”). You can identify forward-looking statements by words or phrases such as “will likely result,” “may,” “are expected to,” “predict,” “is anticipated,” “estimate,” “forecast,” “projected,” “future,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may,” “hope,” “can,” “predict,” “potential,” “continue,” or similar verbs, or the negative of those terms or other words of similar meaning. You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. Such forward-looking statements may relate to our financial condition, results of operations, plans, objectives, future performance, or business and are based upon the beliefs and assumptions of our management and the information available to our management at the time these disclosures are prepared. These forward-looking statements involve risks and uncertainties that we may not be able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Shareholders should be aware that the occurrence of certain events could have an adverse effect on our business, results of operations, and financial condition. These events, many of which are beyond our control, include the following:

•	general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in Michigan;
•	potential limitations on our ability to access and rely on wholesale funding sources;
•	changes in accounting principles, policies, and guidelines applicable to bank holding companies and the financial services industry;
•	fluctuation of our stock price;
•	ability to attract and retain key personnel;
•	ability to receive dividends from our subsidiaries;
•	operating, legal, and regulatory risks, including risks relating to further deteriorations in credit quality, our allowance for loan losses, and potential losses on dispositions of non-performing assets;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules;
•	the results of examinations of us by the Federal Reserve and our bank subsidiary by the Federal Deposit Insurance Corporation, or other regulatory authorities, who could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;
•	compliance with regulatory enforcement actions, including legislative or regulatory changes that adversely affect our business, including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets;
•	economic, political, and competitive forces affecting our banking, securities, asset management, insurance, and credit services businesses;
•	the impact on net interest income from changes in monetary policy and general economic conditions; and
•	the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

Monroe Bank & Trust provides customary retail and commercial banking and trust services to its customers, including checking and savings accounts, time deposits, safe deposit facilities, commercial loans, personal loans, real estate mortgage loans, installment loans, IRAs, ATM and night depository facilities, treasury management services, telephone and internet banking, personal trust, employee benefit and investment management services. Monroe Bank & Trust’s service areas are comprised of Monroe, Wayne, and Lenawee counties in Southern Michigan.

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

The Bank’s primary market area is Monroe County, Michigan. According to the most recent market data, there are ten deposit taking/lending institutions competing in the Bank’s market. According to the most recent FDIC Summary of Deposits, the Bank ranks first in market share in Monroe County with 50.25% of the market. In 2001, the Bank began expanding into Wayne County, Michigan, and currently ranks thirteenth out of twenty-six institutions operating in Wayne County with a market share of 0.31%. For the combined Monroe and Wayne County market, the Bank ranks seventh of twenty-seven institutions with a market share of 2.20%.

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

The Corporation and/or its subsidiary are required to file various reports with, and is subject to examination by regulators, including the FRB, the FDIC and Michigan DIFS. The FRB, FDIC and Michigan DIFS have the authority to issue orders to bank holding companies and/or banks to cease and desist from certain banking practices and violations of conditions imposed by, or violations of agreements with, the FRB, FDIC and Michigan DIFS. Certain of the Corporation's and/or its banking subsidiary regulators are also empowered to assess civil money penalties against companies or individuals in certain situations, such as when there is a violation of a law or regulation. Applicable state and federal law also grant certain regulators the authority to impose additional requirements and restrictions on the activities of the Corporation and or its banking subsidiary and, in some situations, the imposition of such additional requirements and restrictions will not be publicly available information.

Recent Regulatory Enforcement Actions

On July 12, 2010, the Bank entered into a stipulation and consent to the issuance of a consent order (the “Consent Order”) with the FDIC and the Michigan DIFS. The Consent Order became effective July 22, 2010 and required the Bank to take a number of corrective actions to improve asset quality and raise capital.  Effective June 30, 2014, the Consent Order was terminated by the FDIC and the Michigan DIFS following full compliance with its terms by the Bank. The Bank continues to be subject to certain informal regulatory requirements and restrictions, including, among other things, requirements to maintain a Tier 1 leverage ratio of at least 9%, continue to reduce classified and delinquent assets, continually monitor its progress, and submit quarterly progress reports to the regulators. The Bank must also request prior approval from its state and federal regulators before paying dividends.

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

EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase became permanent at the end of 2010 under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). Following a systemic risk determination, on October 14, 2008, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”). Under the Transaction Account Guarantee Program of the TLGP, the FDIC temporarily provided a 100% guarantee of the deposits in non-interest-bearing transaction deposit accounts in participating financial institutions. This program ended December 31, 2012 and deposit insurance is now limited to $250,000 on all deposit accounts.

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

Basel III

Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. In July 2013, the Federal Reserve Board released final rules regarding implementation of the Basel III regulatory capital rules for U.S. banking organizations. The final rules address a significant number of outstanding issues and questions regarding how certain provisions of Basel III are proposed to be adopted in the United States. Key provisions of the rules include the total phase-out from Tier 1 capital of trust preferred securities with grandfathering for bank holding companies with less than $15 billion in assets, a capital conservation buffer of 2.5% above minimum capital ratios, inclusion of accumulated other comprehensive income in Tier 1 common equity, inclusion in Tier 1 capital of perpetual preferred stock, and an effective minimum Tier 1 common equity ratio of 7.0%.

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

Loans to One Borrower. Michigan law provides that a Michigan commercial bank may not provide loans or extensions of credit to a person in excess of 15% of the capital and surplus of the bank. The limit, however, may be increased to 25% of capital and surplus if approval of two-thirds of the Bank’s board of directors is granted. At December 31, 2014, the Bank’s regulatory limit on loans to one borrower was $15.049 million or $25.082 million for loans approved by two-thirds of the Board of Directors. If the Michigan DIFS determines that the interests of a group of more than one person, co-partnership, association or corporation are so interrelated that they should be considered as a unit for the purpose of extending credit, the total loans and extensions of credit to that group are combined. At December 31, 2014, the Bank did not have any loans with one borrower that exceeded its regulatory limit.

At December 31, 2014, loans that had high loan to value ratios at origination were quantified by management and represented less than 10% of total outstanding loans as of the balance sheet date. Additionally, management quantified all loans (mortgage, consumer and commercial) that required interest only payments as of the balance sheet date and determined that these types of loans were less than 10% of total loans outstanding at December 31, 2014. Based on these facts, management concluded no concentrations of credit risk existed at December 31, 2014.

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

Federal law also affects the ability of a Michigan commercial bank to pay dividends. The FDIC’s prompt corrective action regulations prohibit an insured depository institution from making capital distributions, including dividends, if the institution has a regulatory capital classification of “undercapitalized,” or if it would be undercapitalized after making the distribution. The FDIC may also prohibit the payment of dividends if it deems any such payment to constitute an unsafe and unsound banking practice. Under the terms of its informal regulatory agreement with the FDIC and the Michigan DIFS, the Bank may not pay dividends without the prior approval of the FDIC and Michigan DIFS.

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

Capital Requirements. Under FDIC regulations, federally-insured state-chartered banks that are not members of the Federal Reserve (“state non-member banks”), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC not to be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is principally composed of the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships). As of December 31, 2014, the Tier 1 capital to average total assets ratio for the Bank was 9.55%.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized"), and all institutions are assigned one such category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. At December 31, 2014, the Bank’s regulatory capital classification was “well capitalized.”

For further discussion regarding the Corporation’s regulatory capital requirements, see Note 13 to the 2014 Consolidated Financial Statements. In addition, for a discussion of changes in the regulatory capital requirements which went into effect on January 1, 2015, see the section of this item captioned “Supervision and Regulation – Regulatory Reform – Basel III,” above.

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

On February 7, 2011, the FDIC approved a final rule on Assessments, Dividends, Assessment Base and Large Bank Pricing. The final rule, mandated by the Dodd-Frank Act, changed the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Because the assessment base under the Dodd-Frank Act is larger than the previous assessment base, the final rule’s assessment rates are lower than the previous rates, which achieved the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. In addition, the final rule adopted a “scorecard” assessment scheme for larger banks and suspends dividend payments if the DIF reserve ratio exceeds 1.5% but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. The final rule also determines how the effect of the higher reserve ratio will be offset for institutions with less than $10 billion of consolidated assets.

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

Federal Home Loan Bank. The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”), one of the 12 regional Federal Home Loan Banks. The FHLBI provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLBI, is required to acquire and hold shares of capital stock in the FHLBI in an amount equal to at least 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLBI, whichever is greater. The Bank was in compliance with this requirement and its investment in FHLBI stock at December 31, 2014 was $7.5 million. The FHLB Banks function as a central reserve bank by providing credit for financial institutions throughout the United States. Advances are generally secured by eligible assets of a member, which include principally mortgage loans and obligations of, or guaranteed by, the U.S. government or its agencies. Advances can be made to the Bank under several different credit programs of the FHLBI. Each credit program has its own interest rate, range of maturities and limitations on the amount of advances permitted based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

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

Employees

MBT Financial Corp. has no employees other than its three officers, each of whom is also an employee and officer of Monroe Bank & Trust and who serve in their capacity as officers of MBT Financial Corp. without compensation. As of December 31, 2014, Monroe Bank & Trust had 357 full-time employees and 15 part-time employees. Monroe Bank & Trust provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services, and a 401(k) plan.

Executive Officers of the Registrant

NAME	AGE	POSITION
H. Douglas Chaffin	59	President & Chief Executive Officer
Donald M. Lieto	59	Executive Vice President, Senior Administration Manager, Monroe Bank & Trust
Scott E. McKelvey	55	Executive Vice President, Regional President Wayne County, Monroe Bank & Trust Secretary, MBT Financial Corp.
Audrey Mistor	57	Executive Vice President, Wealth Management Group Manager
Thomas G. Myers	58	Executive Vice President & Chief Lending Manager, Monroe Bank & Trust
John L. Skibski	50	Executive Vice President & Chief Financial Officer, Monroe Bank & Trust; Treasurer, MBT Financial Corp.

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

H. Douglas Chaffin was President & Chief Executive Officer in each of the last five years. Donald M. Lieto was Executive Vice President, Senior Administration Manager in each of the last five years. Scott E. McKelvey was Executive Vice President, Senior Wealth Management Officer in 2010-2013 and became Executive Vice President, Regional President Wayne County in 2013. Audrey Mistor was Senior Vice President, Community President in 2010-2013 and became Executive Vice President, Wealth Management Group Manager in 2013. Thomas G. Myers was Executive Vice President & Chief Lending Manager in each of the last five years. John L. Skibski was Executive Vice President & Chief Financial Officer in each of the last five years.

Available Information

MBT Financial Corp. makes its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports available on its website as soon as reasonably practicable after they are filed with or furnished to the SEC, free of charge. The website address is www.mbandt.com.

Item 1A. Risk Factors

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Our success depends significantly on the general economic conditions of the State of Michigan. Unlike larger regional or national banks that are more geographically diversified, the Bank provides banking and financial services to customers primarily in Southeast Michigan and Northwest Ohio.

Southeast Michigan and the United States as a whole have gone through a prolonged downward economic cycle that began in 2007 and continues today. Significant weakness in market conditions adversely impacted all aspects of the economy including our business. In particular, dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, negatively impacted the credit performance of construction loans, which resulted in significant write-downs of assets by many financial institutions. Business activity across a wide range of industries and regions was greatly reduced, and local governments and many businesses experienced serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. In addition, unemployment has been high throughout this period. The business environment was adverse for many households and businesses in the Southeast Michigan market, United States, and worldwide.

Overall, during the past five years, the general business environment has had an adverse effect on our business, and while there has been recent improvement in general economic conditions in our market with evidence of stabilizing home prices and a reduction in unemployment levels, there can be no assurance that the environment will continue to improve in the near term. Unemployment levels remain elevated, housing prices remain depressed, and demand for housing remains weak due to distressed sales and tightened lending standards. Consequently, particularly in Michigan, which has been one of the most adversely impacted states in the United States by the recent recession, there can be no assurance that the economic conditions will continue to improve in the near term. Furthermore, a worsening of economic conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. Continued market stress could have a material adverse effect on the credit quality of the Bank’s loans and, therefore, our financial condition and results of operations.

The Bank is operating under an informal agreement with its governmental regulators and may be subject to further regulatory enforcement actions.

On July 12, 2010, the Bank agreed to the issuance of a consent order (the “Consent Order”) with the FDIC and the Michigan DIFS Bank & Trust Division requiring, among other things, the achievement of certain minimum regulatory capital levels, the imposition of certain lending restrictions, the enhancement of the credit quality of the Bank’s loan portfolio, the increased monitoring by the Board of Directors of the adequacy of the Bank’s allowance for loan and lean losses, and a prohibition on the declaration and payment of any dividends without prior regulatory approval. The Consent Order was terminated by the regulatory agencies effective June 30, 2014.  However, certain informal regulatory requirements and restrictions remain in effect, including requirements to continue to improve credit quality, a restriction prohibiting dividend payments without prior approval from the FDIC and the DIFS, and the maintenance of a specified Tier 1 capital ratio. Any failure to achieve and maintain these requirements may result in further adverse regulatory actions.

Our business is subject to credit risk and the impact of nonperforming loans.

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

Making loans is an essential element of our business, and there is a risk that customer loans will not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the loan;

•	credit risks of each particular borrower;

•	changes in unemployment, economic and industry conditions; and

•	in the case of a collateralized loan, the potential inadequacy of the value of the collateral in the event of default, such as has resulted from the deterioration in commercial and residential real estate values.

The Bank’s allowance for loan losses may not be adequate.

We attempt to maintain an appropriate allowance for loan losses to provide for potential inherent losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors including, among others, the ongoing review and grading of the loan portfolio, consideration of our past loan loss experience as well as that of the banking industry, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual credits, and other qualitative and quantitative factors which could affect probable credit losses. We determine the amount of the allowance for loan losses by considering these factors and by using estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on our historical loss experience with additional qualitative factors for various issues, and allocation of specific reserves for special situations that are unique to the measurement period with consideration of current economic trends and conditions, all of which are susceptible to significant change. As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. Although we believe the level of the allowance for loan losses is appropriate as recorded in the consolidated financial statements, because current economic conditions are uncertain and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. Management is of the opinion that the Allowance for Loan Losses of $13,208,000 as of December 31, 2014 was adequate.

Our loan portfolio is collateralized predominantly by real estate.

A substantial portion of the Bank’s loan portfolio is sensitive to real estate values. The declines in the market value of real estate that occurred during the most recent national and regional decline during the 2008 – 2010 timeframe resulted in significant increases in delinquencies and losses on certain segments of our portfolio. While the real estate market has stabilized and is no longer experiencing the rapid decreases in value and increases in inventory of foreclosed properties that occurred during 2008 – 2010 timeframe, there remain substantial risks associated with real estate collateral values, particularly in the Bank’s primary market in Southeast Michigan. As of December 31, 2014, more than 80% of the Bank’s loan portfolio was secured by real estate.

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon the Bank’s net interest income. Net interest income is the difference between interest earned on interest earning assets such as loans and securities and interest paid on interest bearing liabilities such as deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond our control, including general economic and market conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Bank receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect the Bank’s ability to originate loans and obtain deposits and the fair values of the Bank’s financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate or decrease at a slower rate than the interest rates received on loans and investments, the Bank’s net interest income, and therefore its and our earnings, could be adversely affected.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Bank’s results of operations, any substantial, unexpected, or prolonged change in market interest rates or in the term structure of interest rates could have a material adverse effect on the Bank’s, and our, financial condition and results of operations. See “Quantitative and Qualitative Disclosures about Market Risk” in this document for further discussion related to the Bank’s management of interest rate risk.

Real estate market volatility and future changes in disposition strategies could result in net proceeds that differ significantly from other real estate owned (“OREO”) fair value appraisals.

The Bank’s OREO portfolio consists of properties that it obtained through foreclosure or other collection actions in satisfaction of loans. OREO properties are recorded at the lower of the recorded investment in the loans for which the properties served as collateral or estimated fair value, less estimated selling costs. Generally, in determining fair value, an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. While the real estate market has stabilized and is no longer experiencing the rapid decreases in value and increases in inventory of foreclosed properties that occurred during 2008 through 2010, there remain substantial risks associated with real estate collateral values, particularly in Southeast Michigan.

In response to market conditions and other economic factors, the Bank may utilize alternative sale strategies other than orderly dispositions as part of its OREO disposition strategy, such as immediate liquidation sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from estimates used to determine the fair value of the Bank’s OREO properties. As of December 31, 2014, the Bank’s OREO portfolio was valued at $5.6 million.

The Bank operates in a highly competitive industry.

The Bank faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include regional and national banks within the Bank’s market. The Bank also faces competition from many other types of financial institutions, including savings and loan institutions, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, and insurance. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Bank’s competitors have fewer regulatory constraints, and may have lower cost structures. Additionally, many competitors may be able to achieve economies of scale, and as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Bank can. Increased competition could adversely affect the Bank’s growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We and the Bank are subject to extensive government regulation and supervision.

Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect the Bank’s lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we and the Bank may offer and/or increase the ability of non-banks to offer competing financial products and services, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies placing increased focus on and scrutiny of the financial services industry. The U.S. government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis, by introducing various actions and passing legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act. Such programs and legislation subject us and other financial institutions to restrictions, oversight and/or costs that may have an impact on our business, financial condition, results of operations, or the price of our common stock.

New proposals for legislation and regulations continue to be introduced that could further substantially increase regulation of the financial services industry. We cannot predict whether any pending or future legislation will be adopted or the substance and impact of any such new legislation. Additional regulation could affect us in a substantial way and could have an adverse effect on the Bank’s and our business, financial condition, and results of operations.

The new Basel III Capital Standards may have an adverse effect on us.

In July 2013, the Federal Reserve Board released its final rules which will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the final rule, minimum requirements increased for both the quality and quantity of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets that will apply to all supervised financial institutions. The rule also, among other things, raises the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banking organizations. Banking organizations with consolidated assets equal to or in excess of $250 billion must begin transitioning into the new rules effective January 1, 2014. All other covered banking organizations were required to begin transitioning effective January 1, 2015. The impact of the new capital rules is likely to require us to maintain higher levels of capital.

If the concentration level of the Bank’s commercial real estate loan portfolio increases, we may be subject to additional regulatory scrutiny.

The FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm non-residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital and increased by 50% or more during the prior 36 months. The joint guidance requires heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing. As of December 31, 2014, the Bank did not meet the level of concentration in commercial real estate lending activity that would indicate a need under the regulatory guidance for increased risk assessment.

The Bank is dependent upon outside third parties for processing and handling of its records and data.

The Bank relies on software developed by third party vendors to process various Bank transactions. In some cases, the Bank has contracted with third parties to run its proprietary software on behalf of the Bank. These systems include, but are not limited to, general ledger, payroll, employee benefits, trust record keeping, loan and deposit processing, merchant processing, and securities portfolio management. While the Bank performs a review of controls instituted by the vendors over these programs in accordance with industry standards and performs its own testing of user controls, the Bank must rely on the continued maintenance of these controls by the outside parties, including safeguards over the security of customer data. In addition, the Bank maintains backups of key processing output daily in the event of a failure on the part of any of these systems. Nonetheless, the Bank may incur a temporary disruption in its ability to conduct its business or process its transactions, or incur damage to its reputation if the third party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such disruption or breach of security may have a material adverse effect on our financial condition and results of operations.

The Bank continually encounters technological change.

The banking and financial services industry continually undergoes technological changes, with frequent introductions of new technology-driven products and services. In addition to serving customers better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Bank’s future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that enhance customer convenience and that create additional efficiencies in the Bank’s operations. Many of the Bank’s competitors have greater resources to invest in technological improvements, and the Bank may not effectively implement new technology-driven products and services or do so as quickly, which could reduce its ability to effectively compete. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on the Bank’s business and, in turn, our financial condition and results of operations.

The Bank is subject to claims and litigation pertaining to fiduciary responsibility and other legal risks.

From time to time, customers and others make claims and take legal action pertaining to the Bank’s performance of fiduciary responsibilities. If such claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect the market perception of the Bank and its products and services as well as customer demand for those products and services. Any financial liability or reputational damage could have a material adverse effect on the Bank’s business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Consumers and businesses may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without banks. This could result in the loss of fee income as well as the loss of customer deposits and income generated from those deposits and could have a material adverse effect on our financial condition and results of operations.

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Bank’s business, and in turn, our results of operations and financial condition.

Financial services companies depend upon the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, the Bank may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Bank may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse effect on the Bank’s business and, in turn, our financial condition and results of operations.

We are subject to risks arising from potential increases in FDIC insurance premiums.

The FDIC maintains a deposit insurance fund to resolve the cost of bank failures. The FDIC’s deposit insurance fund is funded by fees assessed on insured depository institutions including us. Future deposit premiums paid by us depend on the level of the deposit insurance fund and the magnitude and cost of future bank failures. As a consequence, we may be required to pay significantly higher FDIC premiums in the event market developments significantly deplete the deposit insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

We are subject to changes in federal and state tax laws and changes in interpretation of existing laws.

Our financial performance is impacted by federal and state tax laws. Given the current economic and political environment, and ongoing state budgetary pressures, the enactment of new federal or state tax legislation may occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on our financial condition and results of operations.

We are subject to changes in accounting principles, policies, or guidelines.

Our financial performance is impacted by accounting principles, policies, and guidelines. Changes in these are continuously occurring and, given the current economic environment, more drastic changes may occur. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

We may not be able to attract and retain skilled people.

Our successful operation will be greatly influenced by our ability to retain the services of our existing senior management and to attract and retain qualified additional senior and middle management. The unexpected loss of the services of any of our key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

We are a bank holding company and our sources of funds are limited.

We are a bank holding company, and our operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to our shareholders is derived primarily from dividends received from the Bank. Our ability to receive dividends or loans from the Bank is restricted. Under the terms of the Bank’s informal agreement with the FDIC and the Michigan DIFS Bank & Trust Division, the Bank is presently prohibited from paying dividends without the consent of the FDIC and the Michigan DIFS Bank & Trust Division. Dividend payments by the Bank to us in the future will require generation of future earnings by the Bank, and, even if the informal agreement is terminated, could require regulatory approval if the proposed dividend is in excess of prescribed guidelines. Further, our right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank’s creditors, including depositors, which will take priority.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Bank’s business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Bank’s ability to conduct business. Such events could affect the stability of the Bank’s deposit base, impair the ability of borrowers to repay outstanding loans, reduce the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Bank to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Bank’s business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Managing reputational risk is important to attracting and maintaining customers, investors, and employees.

Threats to the Bank’s reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. The Bank has policies and procedures in place that seek to protect our reputation and promote ethical conduct. Nonetheless, negative publicity may arise regarding the Bank’s business, employees, or customers, with or without merit, and could result in the loss of customers, investors, and employees; costly litigation; a decline in revenues; and increased governmental regulation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

MBT Financial Corp. does not conduct any business other than its ownership of Monroe Bank & Trust’s stock. MBT Financial Corp. operates its business from Monroe Bank & Trust’s headquarters facility. Monroe Bank & Trust operates its business from its main office complex located at 102 E. Front Street, Monroe, Michigan, its 24 full service branches in the counties of Monroe and Wayne, Michigan, and a loan origination and wealth management office in Lenawee County, Michigan. The Bank owns its main office complex and 23 of its branches. The loan origination and wealth management office and one of the Bank’s branches are leased.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters, and Issuer Purchases of Equity Securities

Common stock consists of 22,718,077 shares with a book value of $5.92. No dividends were declared on common stock during 2014. The common stock is traded on the NASDAQ Stock Market under the symbol MBTF. Below is a schedule of the high and low trading price for the past two years by quarter, as reported in the consolidated transaction reporting system. These prices represent those known to Management, but do not necessarily represent all transactions that occurred.

	2014		2013
	High	Low	High	Low
1st quarter	$5.99	$4.24	$4.37	$2.35
2nd quarter	$5.85	$4.75	$4.20	$3.46
3rd quarter	$5.62	$4.55	$4.30	$3.53
4th quarter	$5.09	$4.61	$4.49	$3.57

No dividends were declared during the past three years.

As of December 31, 2014, the number of holders of record of the Corporation’s common shares was 1,062. The payment of future cash dividends is at the discretion of the Board of Directors and is subject to a number of factors, including results of operations, general business conditions, growth, financial condition, and other factors deemed relevant. Further, the Corporation’s ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the sections captioned “Recent Regulatory Enforcement Actions” and “Bank Regulation-Dividends” in Item 1 above.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
MBT Financial Corp.	100.00	118.67	74.67	158.00	284.00	332.67
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
NASDAQ Bank	100.00	114.16	102.17	121.26	171.86	180.31
MBT Peer Group 2013*	100.00	63.10	38.85	76.23	92.56	86.84
MBT Peer Group 2014*	100.00	63.49	38.89	76.23	90.55	83.83

*MBT Peer Group 2013 Consist of Capitol Bancorp Ltd. (CBCRQ - This is historical now) ,Chemical Financial Corporation (CHFC) , Fentura Financial, Inc. (FETM) ,Flagstar Bancorp, Inc. (FBC) ,FirstbankCorporation (FBMI - This is historical now) , Macatawa Bank Corporation (MCBC) ,Mercantile Bank Corporation (MBWM)

*MBT Peer Group 2014 Consist of Chemical Financial Corporation (CHFC), Fentura Financial, Inc. (FETM), Flagstar Bancorp, Inc. (FBC), Macatawa Bank Corporation (MCBC) ,Mercantile Bank Corporation (MBWM)

Item 6. Selected Financial Data

The selected financial data for the five years ended December 31, 2014 are derived from the audited Consolidated Financial Statements of the Corporation. The financial data set forth below contains only a portion of our financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Selected Consolidated Financial Data

Dollar amounts are in thousands, except per share data	2014	2013	2012	2011	2010
Consolidated Statements of Income
Interest Income	$38,539	$39,238	$44,535	$49,560	$56,586
Interest Expense	3,838	6,037	9,886	14,433	19,758
Net Interest Income	34,701	33,201	34,649	35,127	36,828
Provision for Loan Losses	(500)	2,200	7,350	13,800	20,500
Net Interest Income after Provision for Loan Losses	35,201	31,001	27,299	21,327	16,328
Other Income	13,353	15,931	16,437	18,230	19,436
Other Expenses	38,667	39,508	38,694	42,819	44,480
Income (Loss) before provision for (benefit from) Income Taxes	9,887	7,424	5,042	(3,262)	(8,716)
Provision for (benefit from) Income Taxes	2,572	(18,113)	(3,503)	500	3,183
Net Income (Loss)	$7,315	$25,537	$8,545	$(3,762)	$(11,899)

Per Common Share
Basic Net Income (Loss)	$0.33	$1.43	$0.49	$(0.22)	$(0.72)
Diluted Net Income (Loss)	0.33	1.41	0.49	(0.22)	(0.72)
Cash Dividends Declared	-	-	-	-	-
Book Value at Year End	5.92	5.37	4.80	4.38	4.29

Average Common Shares Outstanding	22,109,911	17,882,070	17,332,012	17,270,528	16,498,734

Consolidated Balance Sheets (Year End)
Total Assets	$1,278,657	$1,222,682	$1,268,595	$1,238,027	$1,259,377
Total Securities	513,326	440,407	443,158	400,868	325,000
Total Loans	610,332	597,590	627,249	679,475	752,887
Allowance for Loan Losses	13,208	16,209	17,299	20,865	21,223
Deposits	1,111,811	1,069,718	1,048,830	1,022,310	1,031,893
Borrowings	15,000	27,000	122,000	127,000	143,500
Total Shareholders' Equity	134,536	110,608	83,574	75,711	73,998

Selected Financial Ratios
Return on Average Assets	0.59%	2.12%	0.69%	-0.30%	-0.92%
Return on Average Equity	6.00%	28.78%	11.03%	-5.11%	-14.06%
Net Interest Margin	3.11%	2.98%	3.02%	3.07%	3.10%
Dividend Payout Ratio	0.00%	0.00%	0.00%	0.00%	0.00%
Allowance for Loan Losses to Period End Loans	2.16%	2.71%	2.75%	3.07%	2.82%
Allowance for Loan Losses to Non Performing Loans	36.74%	28.84%	24.78%	27.63%	25.98%
Non Performing Loans to Period End Loans	5.89%	9.39%	11.10%	11.10%	10.84%
Net Charge Offs to Average Loans	0.42%	0.54%	1.65%	1.97%	2.89%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction – The Company is a bank holding company with one subsidiary, Monroe Bank & Trust (“Bank”). The Bank is a commercial bank that operates 17 branch offices in Monroe County, Michigan and 7 branches in Wayne County, Michigan. The Bank’s primary source of income is interest income on its loans and investments and its primary expense is interest expense on its deposits and borrowings. This discussion and analysis should be read in conjunction with the accompanying consolidated statements and footnotes.

Executive Overview – The Bank is operated as a community bank, primarily providing loan, deposit, and wealth management services to the people, businesses, and communities in its market area. In addition to our commitment to our mission of serving the needs of our local communities, we are focused on improving our asset quality, profitability, and shareholder value.

The national economic recovery is continuing, and due to improvement in the domestic auto industry, the pace of recovery in economic conditions in southeast Michigan accelerated in 2014. Local unemployment rates decreased and real estate values are recovering, but new construction and real estate development remain below the historical norms. The stronger economic environment benefited our loan customers, and also provided us with opportunities to upgrade or dispose of large amounts of problem assets. Our total classified assets, which include non-accrual and internally classified problem loans, other real estate owned, and classified investment securities, decreased $36.5 million, or 40.0% during 2014. In addition to the reduction in classified assets, the Company completed a private placement of common stock and a common stock rights offering, which, combined with the growth in retained earnings, resulted in an increase of $23.9 million, or 21.6% in shareholders’ equity. The reduction in classified assets and the increase in equity caused the vitally important classified assets to capital ratio to improve dramatically, from 78.9% at the end of 2013 to 41.6% at the end of 2014. The significant improvement in our asset quality over the past year and the decrease in our net charge offs from $3.3 million in 2013 to $2.5 million in 2014, allowed us to decrease our Allowance for Loan and Lease Losses (ALLL) from $16.2 million to $13.2 million in 2014. The portfolio of loans held for investment increased $12.7 million during the year, and the ALLL as a percent of loans decreased from 2.71% to 2.16%. Local property values and the unemployment rate have stabilized over the past two years and the pace of the recovery in our local markets continued to improve in 2014. We will continue our efforts on improving asset quality in 2015, and we also plan to focus on growing our loan portfolio, increasing revenue, and managing expenses.

Net Interest Income increased $1,500,000 in 2014 compared 2013 as the average earning assets increased $2.5 million, or 0.2% and the net interest margin increased from 2.98% to 3.11%. The provision for loan losses decreased from a provision of $2.2 million in 2013 to a reversal of $0.5 million in 2014. Decreases in the historical loss rates, improvements in the risk classifications of loans, and a reduction in the amount of specific allocations during 2014 decreased the amount of ALLL required. As a result, we reduced the ALLL by $3.0 million by recording a provision reversal of $0.5 million and net charge offs of $2.5 million. Non-interest income decreased $1.1 million or 7.8%, primarily due to a loss on securities transactions that was caused by the sale of our classified investment securities. Non-interest expenses increased $0.6 million, or 1.6% primarily due to higher salary and benefits costs in 2014, partially offset by lower FDIC insurance assessments, which decreased due to a reduction in our assessment rate. We expect credit related expenses to improve in 2015. Federal Income Tax expense increased $20.7 million in 2014 because we recorded a tax benefit of $18.1 million in 2013 due to the elimination of the remaining valuation allowance on our deferred tax asset and we recorded a tax expense of $2.6 million in 2014.

Critical Accounting Policies - The Bank’s Allowance for Loan Losses is a “critical accounting estimate” because it is an estimate that is based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Corporation’s financial condition. These assumptions include, but are not limited to, collateral values and the effect of economic conditions on the financial condition of the Bank’s borrowers. To determine the Allowance for Loan Losses, the Bank estimates losses on all loans that are not classified as non-accrual or renegotiated by applying historical loss rates, adjusted for environmental factors, to those loans. This portion of the analysis utilizes the loss history for the most recent twelve quarters, adjusted for qualitative factors including recent delinquency rates, real estate values, and economic conditions. In addition, all loans over $250,000 that are nonaccrual and all loans that are renegotiated are individually tested for impairment. Impairment exists when the carrying value of a loan is greater than the realizable value of the collateral pledged to secure the loan or the present value of the cash flow of the loan. Any amount of monetary impairment is included in the Allowance for Loan Losses. Management is of the opinion that the Allowance for Loan Losses of $13,208,000 as of December 31, 2014 was adequate.

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

Income tax accounting standards require companies to assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all evidence using a “more likely than not” standard. We reviewed our deferred tax asset, considering both positive and negative evidence and analyzing changes in near term market conditions as well as other factors that may impact future operating results. Significant negative evidence is our net operating losses for 2008 through 2011, combined with a challenging economic environment consisting of slowly improving unemployment and a fragile economic recovery in southeast Michigan. Positive evidence includes our history of strong earnings prior to 2008, our strong capital position, our steady net interest margin, our non interest expense control initiatives, our 14 consecutive quarterly profits, and our forecasted profits for the foreseeable future. As of December 31, 2011, we maintained a valuation allowance equal to the full amount of our $24.2 million deferred tax asset. Our analysis of the evidence in December 2012 indicated that we would be able to utilize a portion of our deferred tax asset and we recorded a tax benefit of $5.0 million in 2012 to reduce the valuation allowance. Our analysis of the evidence in September 2013 indicated that it was more likely than not that we would be able to utilize the entire deferred tax asset. Accordingly, we reversed the remaining valuation allowance in 2013.

The Bank held three pooled Trust Preferred Collateralized Debt Obligation (CDO) securities in its investment securities portfolio as of December 31, 2013. Due to the lack of an active market for securities of this type, the Bank utilized an independent third party valuation firm to calculate fair values. This valuation analysis included a determination of the portion of the fair value impairment that is the result of credit losses. The portion of the impairment that was the result of credit losses was recognized in earnings as Other Than Temporary Impairment and the impairment related to all other factors was recognized in Other Comprehensive Income.

The other-than-temporary-impairment analysis of each of the CDO securities owned by the Company was conducted by projecting the expected cash flows from the security, discounting the cash flows to determine the present value of the cash flows, and comparing the present value to the amortized cost to determine if there was impairment. The cash flow projection for each security was developed using estimated prepayment speeds, estimated rates at which payments will be deferred, estimated rates at which issuers will default, and the severity of the losses on the securities which default. Prepayment estimates were negatively impacted by the lack of an active market for issuers to refinance their trust preferred securities; however, prepayment of trust preferred securities was expected to increase due to recent restrictions on the treatment of trust preferred debt as regulatory capital. The size and creditworthiness of each institution in the CDO pool were the most significant pieces of evidence in estimating prepayment speeds. Deferral and default rates were the key drivers of the cash flow projections for each of the securities. Deferral of interest payments was allowed for up to five years, and estimates of deferral rates were determined by examining the current deferral status of the issuers, the current financial condition of the issuers, and the historical deferral levels of the issuers in each CDO pool. Key evidence examined included whether or not an issuer had received TARP funding, the most recent credit ratings from outside services, stock price information, capitalization, asset quality, profitability, and liquidity. The most significant evidence in estimating deferrals was the comparison of key financial ratios to industry benchmarks. Near term (next 12 months) deferral rates were estimated for each security by analyzing the credit characteristics of each individual issuer in the pool. When an issuer was expected to defer interest payments, the analysis assumed that the deferral would continue for the entire five year period allowed and then, depending on the individual credit characteristics of that issuer, begin performing or move to default. Longer term annual default rates for each CDO were estimated using the credit analysis of each individual issuer compared to industry benchmarks to modify the historical default rates of financial companies. Finally, loss severity is estimated using analytical research provided by Standard and Poor’s and Moody’s, which supported the assumption that a small percentage of defaulted trust preferred securities recover without loss. The projected cash flows were discounted using the contractual rate of each security. The market for these securities became more active in 2014, and the Company sold the three CDOs as part of its classified asset reduction strategy.

Recent Accounting Pronouncements – No recent accounting pronouncements are expected to have a significant impact on the Corporation’s financial statements. Accounting Standards Update 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers (Topic 606)” was issued in May 2014. ASU 2014-09 adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 does not apply to financial instruments. ASU 2014-09 is effective for public entities for reporting periods beginning after December 15, 2016 (therefore, for the year ending December 31, 2017 for the Corporation). Early implementation is not allowed for public companies. Management is currently assessing the impact to the Corporation’s consolidated financial statements.

Accounting Standards Update 2014-04 (ASU 2014-04), “Receivables – Troubled Debt Restructurings by Creditors – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” was issued in January 2014. ASU 2014-04 clarifies that an in substance foreclosure repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. ASU 2014-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of ASU 2014-04 by the Company is not expected to have a material effect on the consolidated financial statements.

The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update 2013-11 (ASU 2013-11), “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 states an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 was effective for public companies in reporting periods beginning after December 15, 2013 (therefore, for the year ending December 31, 2014 for the Company). Adoption of this update did not have a material effect on the consolidated financial statements.

Results of Operations

Comparison of 2014 to 2013 – The Company reported a Net Profit of $7.3 million in 2014, compared to the Net Profit of $25.5 million in 2013. The decrease of $18.2 million was mainly due to the increase of $20.7 million in the Federal Income Taxes caused by the tax benefit of $18.1 million in 2013 which was the result of the elimination of the remaining deferred tax asset valuation allowance. The Income Before Provision for Taxes increased $2.5 million, or 33.2%, due to the increase in the net interest income and the reduction in the Provision for Loan Losses, which exceeded the reduction in non-interest income and the increase in non-interest expenses. The primary source of earnings for the Bank is its net interest income, which increased $1.5 million, or 4.5% compared to 2013. Net interest income increased as the net interest margin increased from 2.98% to 3.11% and the average earning assets increased marginally. Interest rates remained low throughout 2014, which caused the yield on earning assets to decrease 7 basis points in 2014. The low rates caused a decrease in the cost of funds, as maturing high cost certificates of deposit funds moved into lower cost non-maturity deposits such as savings, demand, and money market deposit accounts. The Bank also paid off maturing Federal Home Loan Bank advances in 2013 and 2014, contributing further to the 22 basis point decrease in the cost of interest bearing liabilities. Interest income decreased $0.7 million during 2014 as the yield on earning assets decreased from 3.53% to 3.46%, while the amount of average earning assets increased slightly from $1.11 billion to $1.12 billion. Interest expense decreased $2.2 million compared to 2013 as the average amount of interest bearing liabilities decreased $40.9 million and the cost of the interest bearing liabilities decreased from 0.65% in 2013 to 0.43% in 2014. The decrease in the average interest bearing liabilities and the average cost of funds was mainly due to the repayment of $95 million in Federal Home Loan Bank borrowings in the second quarter of 2013. The average cost of the borrowings that were repaid was 2.57%.

The Provision for Loan Losses decreased from a provision of $2.2 million in 2013 to a reversal of $0.5 million in 2014 as the amount of net charge offs decreased from $3.3 million in 2013 to $2.5 million in 2014, and the amount of Allowance for Loan Losses required decreased $3.0 million. The improving economic conditions and continued high credit standards and collection efforts contributed to the decrease in charge offs. The Allowance as a percent of loans decreased from 2.71% as of December 31, 2013 to 2.16% as of December 31, 2014 as the Allowance decreased by 18.5% and the loan portfolio increased by 2.1%.

Other Income decreased 7.8% from $14.5 million in 2013 to $13.4 million in 2014. Wealth Management income increased $398,000, or 9.1% as improvement in market values of financial assets and new assets brought into the department led to an increase in assets under management. Service charges and other fees decreased $346,000, or 8.0% due to a reduction in NSF fees collected. Gains on securities transactions decreased $1,078,000 primarily because the Bank realized a loss of $2.6 million on the sale of three pooled Trust Preferred Collateralized Debt Obligations (TruP CDOs) in 2014. The sale of the TruP CDOs removed $9.4 million of classified assets from the Bank’s balance sheet. Losses on sales of Other Real Estate improved $496,000 as real estate values continued to improve in southeast Michigan in 2014. Mortgage loan origination income decreased 46.2% from 2013 to 2014 as refinance activity decreased due to the increase in interest rates and new loan activity remained low. Rental income on OREO properties decreased $337,000, or 43.6% due to the reduction in OREO assets.

Other expenses increased $601,000, or 1.6% in 2014 compared to 2013. Salaries and benefits expense increased $1.7 million, or 8.0% as salaries increased $1.0 million due to increases in salary rates and the number of employees and the increase in pretax profits caused an increase of $0.7 million in the officers’ incentive plan in 2014. Occupancy expense decreased $317,000 or 10.4% mainly due to a decrease in maintenance costs due to environmental cleanup costs at our Temperance branch location in 2013. We have accrued the estimated expense to complete the cleanup project and perform the ongoing monitoring that is expected to be required. FDIC insurance assessments decreased $824,000, or 29.7% as our assessment rate decreased in the second quarter of 2014 when our Consent Order with our regulators was terminated.

The Company’s net income for 2014, before provision for income taxes, was $9.9 million, an increase of $2.5 million compared to the pretax income of $7.4 million in 2013. In 2014 we recorded a federal income tax expense of $2,572,000, reflecting an effective tax rate of 26.0%. In the third quarter of 2013 we recorded a tax benefit of $18.8 million to eliminate the remaining valuation allowance on our deferred tax asset, and we recorded a tax expense of $0.7 million for the tax expense on our fourth quarter 2013 income. The total tax recorded in 2013 was a benefit of $18.1 million, for an effective tax rate of (244%). The net income in 2014 was $7.3 million, a decrease of $18.2 million compared to the net income of $25.5 million in 2013.

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

Other Income decreased 5.7% from $15.4 million in 2012 to $14.5 million in 2013. Wealth Management income increased $323,000, or 8.0% as improvement in market values of financial assets led to an increase in assets under management. Security gains decreased $856,000 as the Bank realized less gains on sales of securities in 2013 as market interest rates moved higher. Losses on Other Real Estate Owned increased $364,000, or 33.8% as several properties were liquidated at auctions. Mortgage loan origination income decreased 22.2% from 2012 to 2013 as refinance activity decreased due to the increase in interest rates. Other non-interest income increased $424,000 from 2012 to 2013 mainly due to increases of $291,000 in rental income on OREO properties and $114,000 in investment services commissions.

Other expenses increased $450,000, or 1.2% in 2013 compared to 2012. Salaries and benefits expense increased $1.2 million, or 5.9% as salaries increased $0.4 million due to increases in salary rates and the number of employees, the resumption of the officers’ incentive plan in 2013 caused an increase of $0.9 million, and benefits expense decreased $0.1 million. Occupancy expense increased $376,000 or 14.0% mainly due to an increase in maintenance costs due to an increase in the environmental cleanup costs at our Temperance branch location. Completion of this project was delayed by wetter than normal weather in the summer of 2013, and we accrued additional expense for the estimated costs to complete the work in 2014. Professional fees decreased 13.2% from $2.3 million in 2012 to $2.0 million in 2013 as a decrease in legal fees due to reduced collection activity and lower accounting and legal fees related to the ongoing IRS audit. Maintenance, insurance, and property tax costs on OREO properties decreased $495,000 or 33.1% due to the reduction in properties owned.

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

Earnings for the Bank are usually highly reflective of the Net Interest Income. In 2008, during the economic crisis, the Federal Open Market Committee (FOMC) of the Federal Reserve lowered the fed funds rate target to 0-0.25%, where it remained through 2014 and into 2015. The yield curve shape became steeply, positively sloped in 2009 and through 2010. Due to continued high unemployment and the absence of inflation, the Fed extended its Quantitative Easing (QE) program through 2012 in an attempt to keep longer term market rates low and encourage borrowing, which reduced the slope from the yield curve. Labor markets began to gain strength in 2012, continuing through 2013, and the fed began to taper its securities purchases in 2013, which caused an increase in longer term market interest rates and an increase in the slope of the yield curve in the second half of 2013. Although the Fed concluded its QE purchases in 2014, global economic uncertainty increased demand for US Treasury securities, and longer term rates began to drop, flattening the yield curve. Loan and investment yields follow long term market yields, and the yield on our loans decreased from 5.30% in 2012 to 4.96% in 2013 and 4.74% in 2014. The yields on our investment securities decreased from 1.96% in 2012 to 1.76% in 2013 but rebounded to 1.96% in 2014. As a result of the low interest rate environment and low, but increasing, loan demand, we were maintaining our investment portfolio in shorter duration securities and cash reserves. This liquidity helped us fund loan growth and benefit from increases in interest rates, but it contributed somewhat to the low investment yields. Funding costs are more closely tied to the short term rates, and the average cost of our deposits decreased from 0.62% in 2012 to 0.41% in 2013 and to 0.29% in 2014. Borrowed funds costs are primarily based on the 3 month LIBOR, which increased late in 2011 before decreasing slightly in 2012 and 2013. As a result our average cost of borrowed funds decreased from 2.85% in 2012 to 2.73% in 2013. The cost of borrowed funds increased to 3.56% in 2014 as the last variable rate borrowing matured, leaving on remaining, higher cost, fixed rate debt on our balance sheet. The net effect on our net interest margin was a decrease from 3.02% in 2012 to 2.98% in 2013 and an increase to 3.11% in 2014. The average cost of interest bearing deposits was 0.36%, 0.50%, and 0.74%, for 2014, 2013, and 2012, respectively. The following table shows selected financial ratios for the same three years.

	2014	2013	2012
Return on Average Assets	0.59%	2.12%	0.69%
Return on Average Equity	6.00%	28.78%	11.03%
Dividend Payout Ratio	0.00%	0.00%	0.00%
Average Equity to Average Assets	9.90%	7.36%	6.27%

Balance Sheet Activity – Compared to 2013, the total assets of the Company increased $56.0 million, or 4.6%. The increase was funded by the growth of $42.1 million in deposit funding and the growth of $23.9 million in capital. The growth was offset partially by the repayment of non-deposit funding, as $12 million in Federal Home Loan Bank advances matured and were not replaced. Loan demand improved in 2014, but it was not sufficient to replace the amount of principal reductions during the year. However, loan participations increased with the purchase of student loan participations in the fourth quarter of 2014, and total loans held for investment increased $12.7 million, or 2.1%. We expect the loan portfolio to continue to increase slowly throughout 2015. Deposit and capital funding increased more than loans, and the amount of cash and due from banks decreased, resulting in an increase of $72.9 million in our investment securities. The investment portfolio primarily consists of mortgage backed securities issued by GNMA, and debt securities issued by U.S government agencies and states and political subdivisions. Due to the low interest rate environment and our anticipated cash needs for 2015, we continue to hold a large amount of our excess funds in cash and cash equivalents instead of fully investing it in securities. Capital increased $23.9 million, due to the earnings of $7.3 million, stock issuance of $8.4 million, and a reduction of $8.2 million in accumulated other comprehensive loss (AOCL) that was caused by a decrease in the unrealized losses on our available for sale investment securities. The decrease in AOCL was caused by the loss realized on the sale of the TruP CDOs and an improvement in the market values of securities available for sale.

Asset Quality - The Company uses an internal loan classification system as a means of tracking and reporting problem and potential problem credit assets. Loans that are rated one to four are considered “pass” or high quality credits, loans rated five are “watch” credits, and loans rated six and higher are “problem assets”, which includes nonperforming loans. Classified assets include all problem loans, Other Real Estate Owned (OREO), and sub investment grade securities. Asset quality began to deteriorate along with economic conditions in 2007. Improving asset quality has been our primary focus since then, and the amount of classified assets decreased $36.5 million, or 40.0%, from $91.1 million to $54.6 million during 2014. The reduction in classified assets was accomplished through the sales of $9.4 million of classified investment securities and $9.6 million of classified loans, a net reduction of $4.0 million in OREO, and an additional $13.5 million reduction in classified loans that was the result of principal reductions and loan rating upgrades. The reduction in classified assets and the growth in capital improved the critically important classified assets to capital ratio from 78.9% as of December 31, 2013 to 41.6% as of December 31, 2014.

The Company monitors the Allowance for Loan and Lease Losses (ALLL) and the values of the OREO each quarter, making adjustments when necessary. We believe that the ALLL adequately provides for the losses in the portfolio and that the reported OREO value is accurate as of December 31, 2014. Loans that were past due decreased from $14.1 million, or 2.35% of loans, as of December 31, 2013 to $11.3 million, or 1.85% of loans as of December 31, 2014. Delinquency is one of the indications of potential problems with a loan, and this decrease in delinquencies may be an indication that the classified asset level will continue to improve in 2015. We expect the recovery of the local economic environment to continue along with the rest of the country in 2015. This may result in continued improvement in employment and property values in our market area, as well as reduced delinquency rates. We expect a small provision for loan losses will be required to maintain an adequate ALLL in 2015.

Cash Flow – Cash flows provided by operations decreased only $3.2 million compared to 2013 even though the net income decreased $18.2 million from $25.5 million to $7.3 million. This occurred because the primary contributor to the higher earnings in 2013 was the decrease in the deferred tax asset valuation allowance, which is a noncash item. Investing activity cash flows changed from $12.5 million provided in 2013 to $75.6 million used in 2014. The primary use of cash was to purchase investment securities in order to deploy the cash provided by operations and financing activities. Cash flows from financing activity increased $100.4 million in 2014 as deposits increased $21.2 million more in 2014 and $83.1 million less was used to repay maturing borrowed funds. Common stock issuance decreased $4.0 million as the Company completed a $20 million capital raise that began in 2013. As a result, total cash and cash equivalents decreased $25.7 million in 2014 and the Company decreased its cash held at the Federal Reserve. Management believes that the Bank has adequate cash to fund its anticipated loan growth and deposit activity in 2015.

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

The negative evidence evaluated in 2013 consisted primarily of the economic conditions and the Company’s financial results during the 2008-2010 period. In 2008, the southeast Michigan region led the nation into a prolonged recession due to weak sales in the automotive sector. In the years leading up to the recession, housing values increased rapidly, and when unemployment began to rise, the housing market suffered and real estate values declined. The decline in real estate values resulted in an abrupt reduction in mortgage loan originations and the ability of homeowners to use the equity in their homes to fund their spending. The Bank’s loan portfolio primarily consisted of loans secured by real estate, including residential and commercial development and 1-4 family residential property, and we experienced significant increases in defaults in these loans. Nonperforming loans as a percent of total loans increased from 3.39% as of December 2007 to 10.84% as of December 31, 2010, and net charge offs as a percent of average loans increased from 0.49% in 2007 to 2.89% in 2010. Due to the deterioration of the Bank’s loan portfolio, we needed to increase our allowance for loan losses from $13.8 million at the end of 2006 to $24.1 million at the end of 2009. This required an increase in our provision for loan losses from $11.4 million in 2007 to $36.0 million in 2009, and our net income decreased from a profit of $7.7 million in 2007 to a loss of $34.3 million in 2009.

The positive evidence evaluated in 2013 consisted of the improvements in the economic conditions in 2011 through 2013, the improvements in the Bank’s asset quality and earnings in 2011, 2012, and 2013, the expectations of future earnings improvements for the Company, and the Company’s long history of strong financial performance prior to 2008. During the recession, the national unemployment rate increased from 5.0% at the end of 2007 to its peak of 10.0% in October, 2009. Since the recovery began, the national unemployment rate declined to 6.7% at the end of 2013. During the same period, the unemployment rate for Michigan increased from 7.2% to a high of 14.2% in August, 2009 and had declined to 8.3% at the end of 2013. From December 2007 to July 2009, the Case Shiller housing price index for southeast Michigan decreased 32.3%, and from that low point, the index recovered 30.4% as of December 2013. These economic improvements have resulted in asset quality and earnings improvements at the Bank. Problem assets declined $66 million, or 41% from 2010 to 2013 and net charge offs decreased 85.8% from $23.3 million in 2010 to $3.3 million in 2013. The improvement in asset quality enabled the Bank to reduce its allowance for loan losses 22.3% over the same three year period. The asset quality improvement has led to an improvement in earnings for the Company, which had posted ten consecutive quarterly profits and had positive cumulative pretax earnings for sixteen quarters. Prior to 2008, the Company had consistently strong financial performance, and since its incorporation has not had any net operating loss carry forwards expire unused. Throughout the recent economic challenges, the Company maintained strong core earnings and only experienced losses recently due to high credit related costs. With the asset quality improving and credit costs returning to normal levels, the Company expected its profits to continue to grow for the foreseeable future. The Company operates thorough and detailed Asset/Liability Management and budgeting models and has historically been able to accurately forecast its earnings. The current two year budget and five year financial projections indicated that the Company would be able to utilize all of its net operating loss carry forwards, making it “more likely than not” that the Company would be able to realize all of its deferred tax assets. Based on its evaluation of the positive and negative evidence, the Company elected to eliminate its deferred tax asset valuation allowance as of September 30, 2013.

Liquidity and Capital - The Corporation has maintained sufficient liquidity to allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, a Federal funds line that has been established with a correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of December 31, 2014, the Bank utilized none of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and none of its $25 million federal funds line with its correspondent bank.

Total stockholders’ equity of the Corporation was $134.5 million at December 31, 2014 and $110.6 million at December 31, 2013. The stockholders’ equity increased $23.9 million during the year and the ratio of equity to assets increased from 9.05% as of December 31, 2013 to 10.52% as of December 31, 2014. Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These regulatory standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be “well capitalized” if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, the Leverage Capital Ratio is at least 5%, and the Bank is not subject to any written agreements or order issued by the FDIC pursuant to Section 8 of the Federal Deposit Insurance Act.

The following table summarizes the capital ratios of the Corporation:

	December 31, 2014	December 31, 2013	Minimum to be Well Capitalized
Tier 1 Leverage Ratio	9.68%	8.61%	5%
Tier 1 Risk based Capital	15.96%	13.29%	6%
Total Risk Based Capital	17.22%	14.55%	10%

At December 31, 2013, the Bank exceeded the minimum capital ratios to be considered “well capitalized”. However, from July 22, 2010 until June 30, 2014, the Bank operated under a Consent Order with the FDIC, and as of December 31, 2013, the Bank was considered to be “Adequately Capitalized” under the regulatory standards. As an “Adequately Capitalized” institution, the Bank was not allowed to issue new brokered certificates of deposit or to replace maturing brokered certificates of deposit without a waiver from the FDIC. The Bank maintained a high level of liquidity and its balance sheet management strategy involved reducing the use of out of market funding, so the capital classification did not have an impact on the Bank’s operations. The Consent Order was terminated effective June 30, 2014, and the Bank is now considered to be “Well Capitalized” and is no longer required to obtain a waiver from the FDIC prior to issuing brokered CDs.

On December 23, 2013, the Company entered into securities purchase agreements (the “Purchase Agreements”) with Castle Creek Capital Partners IV, LP, an affiliate of Castle Creek Capital (“Castle Creek”), and Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P. (together, “Patriot” and, collectively with Castle Creek, the “Investors”) pursuant to which the Investors agreed to invest in private placement transactions an aggregate of $14.0 million in the Company in exchange for 3,294,118 newly issued shares of the Company’s no par value common stock (the “Common Stock”). The Company received $7.00 million through the issuance and sale of 1,647,059 shares of Common Stock to Patriot, and $4.25 million through the issuance and sale of 1,000,000 shares of Common Stock to Castle Creek on December 23, 2013. Under the terms of the Purchase Agreements, Castle Creek, subject to certain regulatory terms and conditions, purchased an additional 647,059 shares in exchange for $2.75 million ($4.25 per share of Common Stock) on March 3, 2014. On May 2, 2014, the Company completed a registered Rights Offering, issuing 1,411,765 shares of stock to existing shareholders at a price of $4.25 per share. The Company received $6.0 million for the stock sold in the Rights Offering.

The Bank’s Tier 1 Leverage Capital ratio increased from 8.48% at December 31, 2013 to 9.55% at December 31, 2014. The Bank’s Total Risk Based Capital ratio increased from 14.36% at December 31, 2013 to 17.01% at December 31, 2014.

The following table shows the investment portfolio for the last three years (000s omitted).

	Held to Maturity
	December 31, 2014		December 31, 2013		December 31, 2012
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agency and corporation obligations	$-	$-	$-	$-	$-	$-

Mortgage Backed Securities issued by U.S. Government Agencies	-	-	-	-	-	-

Securities issued by states and political subdivisions in the U.S.	32,113	33,331	34,346	34,539	38,286	39,630

Corporate Debt Securities	500	500	500	500	500	500

Total	$32,613	$33,831	$34,846	$35,039	$38,786	$40,130

Pledged securities	$-	$-	$25	$25	$335	$339

	Available for Sale
	December 31, 2014		December 31, 2013		December 31, 2012
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agency and corporation obli- gations (excluding mortgage-backed securities)	$343,703	$342,048	$277,383	$266,713	$222,099	$225,451

Mortgage Backed Securities issued by U.S. Government Agencies	105,890	105,406	97,168	96,526	127,082	129,818

Securities issued by states and political subdivisions in the U.S.	19,286	19,581	15,197	15,363	17,804	18,370

Trust Preferred CDO Securities	-	-	9,509	5,751	9,525	5,406

Corporate Debt Securities	3,975	4,002	7,967	8,071	11,961	12,077

Other domestic securities (debt and equity)	2,044	2,139	2,584	2,532	2,580	2,645

Total	$474,898	$473,176	$409,808	$394,956	$391,051	$393,767

Pledged securities	$111,821	$111,151	$108,454	$107,925	$131,678	$137,706

The following table shows average daily balances, interest income or expense amounts, and the resulting average rates for interest earning assets and interest bearing liabilities for the last three years. Also shown are the net interest income, total interest rate spread, and the net interest margin for the same periods.

	Years Ended December 31,
	2014			2013			2012
	Average	Interest		Average	Interest		Average	Interest
	Daily	Earned	Average	Daily	Earned	Average	Daily	Earned	Average
(Dollars in Thousands)	Balance	or Paid	Yield	Balance	or Paid	Yield	Balance	or Paid	Yield
Investments
Interest Bearing Balances Due From Banks	$39,902	$102	0.26%	$57,200	$146	0.26%	$76,079	$195	0.26%
Obligations of US Government Agencies	402,691	7,832	1.94%	361,345	6,367	1.76%	332,119	6,944	2.09%
Obligations of States & Political Subdivisions[1]	49,636	1,434	2.89%	50,220	1,475	2.94%	48,355	1,552	3.21%
Other Securities	23,351	720	3.08%	30,286	780	2.58%	28,204	794	2.82%
Total Investments	515,580	10,088	1.96%	499,051	8,768	1.76%	484,757	9,485	1.96%

Loans
Commercial	424,327	20,182	4.76%	433,702	21,455	4.95%	459,797	24,423	5.31%
Mortgage	156,424	7,058	4.51%	167,320	7,848	4.69%	186,778	9,239	4.95%
Consumer	19,056	1,211	6.35%	12,824	1,167	9.10%	14,125	1,388	9.83%
Total Loans[2]	599,807	28,451	4.74%	613,846	30,470	4.96%	660,700	35,050	5.30%

Federal Funds Sold	-	-	n/a	-	-	n/a	-	-	n/a
Total Interest Earning Assets	1,115,387	38,539	3.46%	1,112,897	39,238	3.53%	1,145,457	44,535	3.89%

Cash & Non Interest Bearing Due From Banks	14,426			14,756			18,187
Interest Receivable and Other Assets	102,952			89,734			77,524
Total Assets	$1,232,765			$1,217,387			$1,241,168

Savings Accounts	$175,443	$90	0.05%	$159,308	$88	0.06%	$141,949	$194	0.14%
Interest Bearing DDA & NOW Accounts	234,656	276	0.12%	217,328	250	0.12%	161,545	286	0.18%
Money Market Deposits	229,028	326	0.14%	219,905	313	0.14%	244,710	555	0.23%
Certificates of Deposit	222,858	2,417	1.08%	263,707	3,663	1.39%	308,116	5,295	1.72%
Fed Funds Purch & Other Borrowings	3	-	0.00%	47	4	8.51%	138	11	7.97%
Repurchase Agreements	15,000	707	4.71%	15,000	707	4.71%	17,842	828	4.64%
FHLB Advances	5,490	22	0.40%	48,096	1,012	2.10%	107,000	2,717	2.54%
Total Interest Bearing Liabilities	882,478	3,838	0.43%	923,391	6,037	0.65%	981,300	9,886	1.01%

Non-interest Bearing Deposits	212,360			190,814			169,592
Other Liabilities	15,939			15,687			12,977
Total Liabilities	1,110,777			1,129,892			1,163,869

Stockholders' Equity	121,988			87,495			77,299

Total Liabilities & Stockholders' Equity	$1,232,765			$1,217,387			$1,241,168

Net Interest Income		$34,701			$33,201			$34,649

Interest Rate Spread			3.03%			2.88%			2.88%

Net Interest Income as a percent of average earning assets			3.11%			2.98%			3.02%

[1]	Interest	income on Obligations of States and Political Subdivisions is not on a taxable equivalent basis.

[2]	Total Loans excludes Overdraft Loans, which are non-interest earning. These loans are included in Other Assets. Total Loans includes nonaccrual loans. When a loan is placed in nonaccrual status, all accrued and unpaid interest is charged against interest income. Loans on nonaccrual status do not earn any interest.

The following table summarizes the changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities for the period indicated:

	Years Ended December 31,
	2014 versus 2013			2013 versus 2012			2012 versus 2011
	Changes due to			Changes due to			Changes due to
	increased (decreased)			increased (decreased)			increased (decreased)
(Dollars in Thousands)	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net
Interest Income
Investments
Interest Bearing Balances Due From Banks	$-	$(44)	$(44)	$-	$(49)	$(49)	$(1)	$45	$44
Obligations of US Government Agencies	736	729	1,465	(1,188)	611	(577)	(1,480)	702	(778)
Obligations of States &
Political Subdivisions	(23)	(17)	(40)	(137)	60	(77)	(173)	183	10
Other Securities	118	(179)	(61)	(73)	59	(14)	205	156	361
Total Investments	831	489	1,320	(1,398)	681	(717)	(1,449)	1,086	(363)

Loans
Commercial	(811)	(462)	(1,273)	(1,582)	(1,386)	(2,968)	(980)	(1,977)	(2,957)
Mortgage	(279)	(511)	(790)	(428)	(963)	(1,391)	(332)	(898)	(1,230)
Consumer	(522)	566	44	(94)	(127)	(221)	(83)	(392)	(475)
Total Loans	(1,612)	(407)	(2,019)	(2,104)	(2,476)	(4,580)	(1,395)	(3,267)	(4,662)

Federal Funds Sold	-	-	-	-	-	-	-	-	-
Total Interest Income	(781)	82	(699)	(3,502)	(1,795)	(5,297)	(2,844)	(2,181)	(5,025)

Interest Expense
Savings Accounts	(7)	9	2	(130)	24	(106)	(62)	37	(25)
Interest Bearing DDA and NOW Accounts	6	20	26	(134)	98	(36)	(106)	126	20
Money Market Deposits	0	13	13	(186)	(56)	(242)	(138)	(65)	(203)
Certificates of Deposit	(678)	(568)	(1,246)	(869)	(763)	(1,632)	(2,437)	(1,723)	(4,160)
Fed Funds Purch & Other Borrrowings	0	(4)	(4)	0	(7)	(7)	0	0	-
Repurchase agreements	0	-	-	11	(132)	(121)	7	(280)	(273)
FHLB Advances	(93)	(897)	(990)	(209)	(1,496)	(1,705)	194	(100)	94
Total Interest Expense	(772)	(1,427)	(2,199)	(1,517)	(2,332)	(3,849)	(2,542)	(2,005)	(4,547)

Net Interest Income	$(9)	$1,509	$1,500	$(1,985)	$537	$(1,448)	$(302)	$(176)	$(478)

For a variety of reasons, including volatile economic conditions, fluctuating interest rates, and large amounts of local municipal deposits, we have attempted, for the last several years, to maintain a liquid investment position. The percentage of securities held as Available for Sale was 93.6% as of December 31, 2014 and 91.9% as of December 31, 2013. The percentage of securities that mature within five years was 28.0% as of December 31, 2014 and 15.3% as of December 31, 2013. The following table presents the scheduled maturities for each of the investment categories, and the average yield on the amounts maturing. The yields presented for the Obligations of States and Political Subdivisions are not tax equivalent yields. The interest income on a portion of these securities is exempt from federal income tax. The Corporation’s statutory federal income tax rate was thirty-four percent in 2014.

	Maturing
	Within 1 year		1 - 5 years		5 - 10 Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in Thousands)
Obligations of US Government Agencies	$911	2.49%	$104,458	1.59%	$224,389	2.02%	$12,290	2.36%	$342,048	1.90%
Mortgage Backed Securities issued by US Gov't Agencies	-	0.00%	-	0.00%	6,395	2.98%	99,011	2.73%	105,406	2.75%
Obligations of States & Political Subdivisions	8,903	1.50%	22,988	2.20%	16,364	3.74%	3,439	4.48%	51,694	2.72%
Corporate Debt Securities	4,002	2.35%	500	2.00%	-	0.00%	-	0.00%	4,502	2.31%
Other Securities	-	0.00%	-	0.00%	-	0.00%	2,139	0.00%	2,139	0.00%
Total	$13,816	1.81%	$127,946	1.70%	$247,148	2.16%	$116,879	2.69%	$505,789	2.16%

Our loan policies also reflect our awareness of the need for liquidity. We have short average terms for most of our loan portfolios, in particular real estate mortgages, the majority of which are normally written for five years or less. The following table shows the maturities or repricing opportunities (whichever is earlier) for the Bank’s interest earning assets and interest bearing liabilities at December 31, 2014. The repricing assumptions shown are consistent with those established by the Bank’s Asset and Liability Management Committee (ALCO). Savings accounts and interest bearing demand deposit accounts are non-maturing, variable rate deposits, which may reprice as often as daily, but are not included in the zero to six month category because in actual practice, these deposits are only repriced if there is a large change in market interest rates. The effect of including these accounts in the zero to six-month category is depicted in a subsequent table. Money Market deposits are also non-maturing, variable rate deposits; however, these accounts are included in the zero to six-month category because they may get repriced following smaller changes in market rates.

	Assets/Liabilities at December 31, 2014, Maturing or Repricing in:
	0 - 6	6 - 12	1 - 2	2 - 5	Over 5	Total
(Dollars in Thousands)	Months	Months	Years	Years	Years	Amount
Interest Earning Assets
US Treas Secs & Obligations of US Gov't Agencies	$294,944	$31,150	$23,750	$56,069	$41,541	$447,454
Obligations of States & Political Subdivisions	17,130	601	9,438	20,431	4,094	51,694
Other Securities	4,000	-	-	500	2,141	6,641
Commercial Loans	89,630	28,854	65,034	202,944	14,721	401,183
Mortgage Loans	19,309	27,735	13,666	29,895	17,591	108,196
Consumer Loans	46,677	3,451	5,850	15,513	14,055	85,546
Interest Bearing DFB	36,165	-	-	-	-	36,165
Total Interest Earning Assets	$507,855	$91,791	$117,738	$325,352	$94,143	$1,136,879

Interest Bearing Liabilities
Savings Deposits	$442,767	$-	$-	$-	$-	$442,767
Other Time Deposits	64,585	44,680	42,840	54,150	-	206,255
Repurchase Agreements	-	-	15,000	-	-	15,000
Total Interest Bearing Liabilities	$507,352	$44,680	$57,840	$54,150	$-	$664,022

Gap	$503	$47,111	$59,898	$271,202	$94,143	$472,857
Cumulative Gap	$503	$47,614	$107,512	$378,714	$472,857	$472,857

Sensitivity Ratio	1.00	2.05	2.04	6.01	n/a	1.71
Cumulative Sensitivity Ratio	1.00	1.09	1.18	1.57	1.71	1.71

If savings and interest bearing demand deposit accounts were included in the zero to six months category, the Bank’s gap would be as shown in the following table:

	Assets/Liabilities at December 31, 2014, Maturing or Repricing in:
	0-6	6-12	1-2	2-5	Over 5
	Months	Months	Years	Years	Years	Total
Total Interest Earning Assets	$507,855	$91,791	$117,738	$325,352	$94,143	$1,136,879
Total Interest Bearing Liabilities	$824,801	$44,680	$57,840	$54,150	$-	$981,471

Gap	$(316,946)	$47,111	$59,898	$271,202	$94,143	$155,408
Cumulative Gap	$(316,946)	$(269,835)	$(209,937)	$61,265	$155,408	$155,408

Sensitivity Ratio	0.62	2.05	2.04	6.01	n/a	1.16
Cumulative Sensitivity Ratio	0.62	0.69	0.77	1.06	1.16	1.16

The amount of loans due after one year with floating interest rates is $143,829,000. The amount of loans due after one year with fixed interest rates is $346,770,000

The following table shows the remaining maturity for Certificates of Deposit with balances of $100,000 or more as of December 31 (000s omitted):

	Years Ended December 31,
(Dollars in Thousands)	2014	2013	2012
Maturing Within
3 Months	$15,488	$17,383	$18,365
3 - 6 Months	9,375	10,596	13,498
6 - 12 Months	15,593	22,538	20,807
Over 12 Months	33,898	32,078	45,128
Total	$74,354	$82,595	$97,798

For 2015, we expect the FOMC to keep the fed funds target rate between zero and one-quarter percent for the first six months before raising it gradually to 0.75%. We also expect the uncertainty about global economic and political issues will keep demand for US Treasury securities high, and longer term rates in the current range throughout the year. Other factors in the economic environment, such as unemployment rates, real estate values, and the inflation rate, will remain relatively stable, and opportunities for lending activity will continue to increase in 2015. In the near term, our focus will be on controlling our asset quality, pursuing new lending opportunities, and improving our earnings by improving our net interest income and non-interest income and controlling our non-interest expenses. As a result, we expect a small improvement in our net interest margin and our net interest income in 2015.

In 2014 our provision for loan losses was significantly less than in 2013, as we reversed some of our provision to achieve the required decrease in the amount of Allowance for Loan Losses. We believe that our Allowance for Loan Losses provides adequate coverage for the losses in our portfolio, and because we expect asset quality to continue to improve in 2015, we expect that we will be able to maintain the adequacy of the allowance while recording a provision for loan losses expense that approximately equals our net charge offs in 2015. We also expect the net charge offs to be lower in 2015 due to the improvements in the asset quality and the economic environment.

We anticipate that non interest income will improve as wealth management income and gains (losses) on sales of investment securities will both improve compared to 2014. We expect non-interest expenses to be flat in 2015 compared to 2014 as lower OREO holding costs and FDIC insurance assessments will be offset by higher employee costs and increased marketing expenses.

The following table shows the loan portfolio for the last five years (000s omitted).

	Book Value at December 31,
	2014	2013	2012	2011	2010
Domestic Loans:
Agriculture and Agricultural Real Estate	$16,700	$14,997	$12,004	$15,931	$20,453
Commercial and industrial	62,761	59,440	58,194	63,762	76,783
Commercial Real Estate	249,469	265,912	283,014	307,075	323,351
Construction Real Estate	12,926	14,667	18,419	23,423	46,310
Residential Real Estate	223,701	228,024	240,332	255,555	269,153
Consumer and Other	44,775	14,550	15,286	13,729	16,837

Total loans and leases, net of unearned income	$610,332	$597,590	$627,249	$679,475	$752,887

Nonaccrual loans	$13,040	$23,710	$31,343	$51,066	$67,581
Loans 90 days or more past due and accruing	$10	$46	$1	$20	$4
Troubled debt restructurings	$22,896	$32,450	$38,460	$24,774	$14,098

The Troubled Debt Restructurings reported in the table above are performing in accordance with the terms of the restructuring. Troubled Debt Restructurings that are not performing are included in the Nonaccrual amounts reported above. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if principal or interest is considered doubtful. Interest paid on nonaccrual loans is applied to the principal balance outstanding, so no interest income was recognized on nonaccrual loans in 2014. If the nonaccrual loans outstanding as of December 31, 2014 had been current in accordance with their original terms, the Bank would have recorded $733,000 in gross interest income on those loans during 2014.

The following is an analysis of the transactions in the allowance for loan losses:

	Years Ended December 31,
(Dollars in Thousands)	2014	2013	2012	2011	2010
Balance Beginning of Period	$16,209	$17,299	$20,865	$21,223	$24,063

Loans Charged Off (Domestic)
Agriculture and Agricultural Real Estate	3	-	97	-	-
Commercial	688	928	499	1,893	2,907
Commercial Real Estate	3,543	2,920	8,156	7,456	10,024
Construction Real Estate	254	103	1,036	2,177	5,303
Residential Real Estate	1,562	1,391	2,031	4,097	5,370
Consumer and Other	94	282	196	249	951
Recoveries (Domestic)
Agriculture and Agricultural Real Estate	10	5	-	1	1
Commercial	341	349	347	376	219
Commercial Real Estate	1,449	811	80	324	295
Construction Real Estate	1,077	352	240	81	22
Residential Real Estate	608	661	274	689	119
Consumer and Other	158	156	158	243	559
Net Loans Charged Off	2,501	3,290	10,916	14,158	23,340
Provision (Recovery) Charged to Operations	(500)	2,200	7,350	13,800	20,500
Balance End of Period	$13,208	$16,209	$17,299	$20,865	$21,223

Ratio of Net Loans Charged Off to Average Total Loans Outstanding	0.42%	0.54%	1.65%	1.97%	2.89%

The following analysis shows the allocation of the allowance for loan losses:

	Years Ended December 31,
	2014		2013		2012		2011		2010
	$	% of loans	$	% of loans	$	% of loans	$	% of loans	$	% of loans
(Dollars in Thousands)	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans
Balance at end of period applicable to:
Domestic
Agriculture and Agricultural Real Estate	$216	2.7%	$171	2.5%	$76	1.9%	$64	2.3%	$77	2.7%
Commercial	1,361	10.3%	1,989	9.9%	2,224	9.3%	2,184	9.4%	3,875	10.2%
Commercial Real Estate	6,179	40.9%	7,030	44.5%	7,551	45.2%	9,351	45.2%	9,040	43.0%
Construction Real Estate	803	2.1%	1,397	2.5%	2,401	2.9%	2,632	3.4%	3,285	6.1%
Residential Real Estate	3,226	36.7%	4,606	38.2%	4,715	38.3%	6,227	37.7%	4,596	35.8%
Consumer and Other	1,423	7.3%	1,016	2.4%	332	2.4%	407	2.0%	350	2.2%
Foreign	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total	$13,208	100.0%	$16,209	100.0%	$17,299	100.0%	$20,865	100.0%	$21,223	100.0%

Each period the provision for loan losses in the statement of operations results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses.

To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank’s customers, the payment performance of individual loans and pools of homogeneous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price. Year-end nonperforming assets, which include nonaccrual loans, loans ninety days or more past due, renegotiated debt, nonaccrual securities, and other real estate owned, decreased $27.5 million, or 39.8%, from 2013 to 2014. Nonperforming assets as a percent of total assets at year-end decreased from 5.7% in 2013 to 3.3% in 2014. The Allowance for Loan Losses as a percent of nonperforming loans at year-end increased from 28.8% in 2013 to 36.7% in 2014.

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

Contractual Obligations – The following table shows the Corporation’s contractual obligations.

	Payment Due by Period
		Less than	1 - 3	3 - 5	Over 5
(Dollars in Thousands)	Total	1 year	Years	Years	Years
Long Term Debt Obligations	$15,000	$-	$15,000	$-	$-
Operating Lease Obligations	493	175	234	49	35
Salary Continuation Obligations	1,113	58	116	58	881
Total Contractual Obligations	$16,606	$233	$15,350	$107	$916

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

Each month, ALCO, which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank’s net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of gradual increases or decreases of 100, 200, and 300 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of December 31, 2014 and 2013.

	Base	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Year-End 2014 12 Month Projection
Interest Income	$38,009	$39,127	$40,200	$41,273	$37,201	$36,140	$35,504
Interest Expense	3,300	3,479	3,660	3,839	3,250	3,214	3,195
Net Interest Income	$34,709	$35,648	$36,540	$37,434	$33,951	$32,926	$32,309

Percent Change From Base Projection		2.7%	5.3%	7.9%	-2.2%	-5.1%	-6.9%
ALCO Policy Limit (+/-)		5.0%	7.5%	10.0%	5.0%	7.5%	10.0%

	Base	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Year-End 2013 12 Month Projection
Interest Income	$38,072	$39,264	$40,447	$41,647	$37,373	$36,614	$38,123
Interest Expense	4,201	4,453	4,708	4,960	4,157	4,123	4,105
Net Interest Income	$33,871	$34,811	$35,739	$36,687	$33,216	$32,491	$34,018

Percent Change From Base Projection		2.8%	5.5%	8.3%	-1.9%	-4.1%	0.4%
ALCO Policy Limit (+/-)		5.0%	7.5%	10.0%	5.0%	7.5%	10.0%

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. At December 31, 2014, the estimated variability of the net interest income under all rate scenarios was within the policy guidelines. Throughout 2014, the estimated variability of the net interest income was within the Bank’s established policy limits in the rate scenarios analyzed.

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

	Economic Value at December 31, 2014
	Rates
(Dollars in Millions)	Base	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Assets	$1,291,684	$1,262,693	$1,230,426	$1,198,182	$1,309,949	$1,317,410	$1,319,185
Liabilities	1,103,963	1,083,470	1,063,631	1,044,426	1,124,863	1,129,081	1,129,081
Stockholders' Equity	$187,721	$179,223	$166,795	$153,756	$185,086	$188,329	$190,104

Change in Equity		-4.5%	-11.1%	-18.1%	-1.4%	0.3%	1.3%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	10.0%	20.0%	30.0%

	Economic Value at December 31, 2013
	Rates
(Dollars in Millions)	Base	Up 1%	Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Assets	$1,215,170	$1,186,803	$1,157,719	$1,129,823	$1,236,620	$1,248,596	$1,254,897
Liabilities	1,073,402	1,053,753	1,034,720	1,016,289	1,090,436	1,091,432	1,091,432
Stockholders' Equity	$141,768	$133,050	$122,999	$113,534	$146,184	$157,164	$163,465

Change in Equity		-6.1%	-13.2%	-19.9%	3.1%	10.9%	15.3%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	10.0%	20.0%	30.0%

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank’s equity, in its policy. Throughout 2014, the estimated variability of the economic value of equity was within the Bank’s established policy limits.

Item 8. Financial Statements and Supplementary Data

Financial Statements and Supplementary Data

See Pages 42 – 78.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

MBT Financial Corp. and Subsidiaries

Monroe, Michigan

We have audited the accompanying consolidated balance sheet of MBT Financial Corp. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MBT Financial Corp. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, MBT Financial Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Plante & Moran, PLLC
Auburn Hills, Michigan
March 13, 2015

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2014	2013
Assets
Cash and Cash Equivalents (Note 2)
Cash and due from banks
Non-interest bearing	$15,957	$15,448
Interest bearing	36,165	62,350
Total cash and cash equivalents	52,122	77,798

Securities - Held to Maturity (Note 3)	32,613	34,846
Securities - Available for Sale (Note 3)	473,176	394,956
Federal Home Loan Bank stock - at cost	7,537	10,605
Loans held for sale	548	668

Loans (Note 4)	610,332	597,590
Allowance for Loan Losses (Note 5)	(13,208)	(16,209)
Loans - Net	597,124	581,381

Accrued interest receivable and other assets (Note 12)	29,465	34,094
Other Real Estate Owned	5,615	9,628
Bank Owned Life Insurance (Note 9)	51,825	50,493
Premises and Equipment - Net (Note 6)	28,632	28,213
Total assets	$1,278,657	$1,222,682

Liabilities
Deposits:
Non-interest bearing	$218,221	$215,844
Interest-bearing (Note 7)	893,590	853,874
Total deposits	1,111,811	1,069,718

Federal Home Loan Bank advances (Note 8)	-	12,000
Securities sold under repurchase agreements (Note 8)	15,000	15,000
Interest payable and other liabilities (Note 9)	17,310	15,356
Total liabilities	1,144,121	1,112,074

Stockholders' Equity (Notes 10, 13 and 15) Common stock (no par value; 50,000,000 shares authorized, 22,718,077 and 20,605,493 shares issued and outstanding)	23,037	14,671
Retained Earnings	114,132	106,817
Unearned Compensation	-	(7)
Accumulated other comprehensive loss	(2,633)	(10,873)
Total stockholders' equity	134,536	110,608
Total liabilities and stockholders' equity	$1,278,657	$1,222,682

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
Dollars in thousands	2014	2013	2012
Interest Income
Interest and fees on loans	$28,451	$30,470	$35,050
Interest on investment securities-
Tax-exempt	1,171	1,255	1,405
Taxable	8,815	7,367	7,885
Interest on balances due from banks	102	146	195
Total interest income	38,539	39,238	44,535

Interest Expense
Interest on deposits (Note 7)	3,109	4,314	6,330
Interest on borrowed funds	729	1,723	3,556
Total interest expense	3,838	6,037	9,886

Net Interest Income	34,701	33,201	34,649
Provision For Loan Losses (Note 5)	(500)	2,200	7,350

Net Interest Income After
Provision For (Recovery Of) Loan Losses	35,201	31,001	27,299

Other Income
Wealth management income	4,749	4,351	4,028
Service charges and other fees	3,979	4,325	4,564
Debit Card Income	2,174	2,032	1,998
Net gain (loss) on sales of securities	(654)	424	1,280
Net loss on other real estate owned	(946)	(1,442)	(1,078)
Origination fees on mortgage loans sold	378	702	902
Bank owned life insurance income	1,416	1,466	1,458
Other real estate owned rent	436	773	482
Other	1,821	1,858	1,725
Total other income	13,353	14,489	15,359

Other Expenses
Salaries and employee benefits (Notes 9 and 15)	23,238	21,520	20,313
Occupancy expense (Note 6)	2,736	3,053	2,677
Equipment expense	2,727	2,679	2,915
Marketing expense	839	725	701
Professional fees	2,132	1,965	2,263
Other real estate owned expense	1,047	1,001	1,496
FDIC insurance premium	1,949	2,773	2,744
Bonding and other insurance expense	1,035	1,068	946
Telephone expense	474	599	437
Other	2,490	2,683	3,124
Total other expenses	38,667	38,066	37,616

Income Before Provision For Income Taxes	9,887	7,424	5,042
Provision For (Benefit From) Income Taxes (Note 12)	2,572	(18,113)	(3,503)
Net Income	$7,315	$25,537	$8,545

Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on securities	8,233	(11,315)	171
Reclassification adjustment for (gains) losses included in net income	432	(280)	(845)
Postretirement benefit liability	(425)	798	(366)
Total Other Comprehensive Income (Loss), net of tax	8,240	(10,797)	(1,040)

Comprehensive Income	$15,555	$14,740	$7,505

Basic Earnings Per Common Share (Note 14)	$0.33	$1.43	$0.49

Diluted Earnings Per Common Share (Note 14)	$0.33	$1.41	$0.49

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2012	$2,099	$72,735	$(87)	$964	$75,711

Issuance of Common Stock (104,450 shares)	243	-	-	-	243
Equity Compensation	55	-	60	-	115

Comprehensive income:
Net income	-	8,545	-	-	8,545
Other comprehensive loss - net of tax	-	-	-	(1,040)	(1,040)

Balance - December 31, 2012	$2,397	$81,280	$(27)	$(76)	$83,574

Issuance of Common Stock
SOSARs exercised (13,084 shares)	19	-	-	-	19
Restricted stock units (20,760 shares)	22	-	-	-	22
Other stock issued (3,175,470 shares)	13,096	-	-	-	13,096
Stock Offering Expense	(1,013)	-	-	-	(1,013)
Equity compensation	150	-	20	-	170

Comprehensive income:
Net income	-	25,537	-	-	25,537
Other comprehensive loss - net of tax	-	-	-	(10,797)	(10,797)

Balance - December 31, 2013	$14,671	$106,817	$(7)	$(10,873)	$110,608

Issuance of Common Stock
SOSARs exercised (7,287 shares)	1	-	-	-	1
Restricted stock awards (6,000 shares)	29	-	(29)	-	-
Restricted stock units (16,920 shares)	26	-	-	-	26
Other stock issued (2,082,377 shares)	8,869	-	-	-	8,869
Stock Offering Expense	(754)	-	-	-	(754)
Equity compensation	195	-	36	-	231

Comprehensive income:
Net income	-	7,315	-	-	7,315
Other comprehensive income - net of tax	-	-	-	8,240	8,240

Balance - December 31, 2014	$23,037	$114,132	$-	$(2,633)	$134,536

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
Dollars in thousands	2014	2013	2012
Cash Flows from Operating Activities
Net Income	$7,315	$25,537	$8,545
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for (recovery of) loan losses	(500)	2,200	7,350
Depreciation	1,656	1,819	1,964
(Increase) decrease in net deferred federal income tax asset	2,503	(18,155)	(5,000)
Net amortization of investment premium and discount	986	1,688	2,092
Writedowns on other real estate owned	988	1,708	1,426
Net increase in interest payable and other liabilities	1,311	2,569	1,057
Net (increase) decrease in interest receivable and other assets	(2,152)	(787)	2,323
Equity based compensation expense	258	151	185
Net (gain) loss on sale/settlement of securities	654	(424)	(1,280)
Increase in cash surrender value of life insurance	(1,332)	(1,382)	(1,458)
Net cash provided by operating activities	$11,687	$14,924	$17,204

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$8,823	$20,652	$13,576
Proceeds from maturities and redemptions of investment securities available for sale	45,082	70,563	289,772
Proceeds from sales of investment securities available for sale	122,579	81,875	53,034
Net (increase) decrease in loans	(18,154)	22,036	29,978
Proceeds from sales of other real estate owned	6,048	8,434	12,024
Proceeds from sales of other assets	40	274	166
Purchase of investment securities held to maturity	(6,590)	(16,712)	(16,989)
Purchase of investment securities available for sale	(231,324)	(172,459)	(383,516)
Purchase of bank premises and equipment	(2,075)	(2,132)	(500)
Net cash provided by (used for) investing activities	$(75,571)	$12,531	$(2,455)

Cash Flows from Financing Activities
Net increase in deposits	$42,093	$20,888	$26,520
Repayment of long term debt	-	(135)	-
Repayment of Federal Home Loan Bank borrowings	(12,000)	(95,000)	-
Repayment of repurchase agreements	-	-	(5,000)
Issuance of common stock	8,115	12,083	243
Net cash provided by (used for) financing activities	$38,208	$(62,164)	$21,763

Net Increase (Decrease) in Cash and Cash Equivalents	$(25,676)	$(34,709)	$36,512

Cash and Cash Equivalents at Beginning of Year (Note 1)	77,798	112,507	75,995
Cash and Cash Equivalents at End of Year (Note 1)	$52,122	$77,798	$112,507

Supplemental Cash Flow Information
Cash paid for interest	$3,880	$6,211	$10,010
Cash paid for federal income taxes	$69	$-	$69

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$2,977	$5,058	$10,702
Transfer of loans to other assets	$54	$127	$145

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

The accounting and reporting policies of the Bank conform to practice within the banking industry and are in accordance with accounting principles generally accepted in the United States. Preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term are the determination of the allowance for loan losses, the fair value of investment securities, the valuation of other real estate owned, and the deferred tax asset.

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

The components of accumulated other comprehensive loss and related tax effects are as follows:

Dollars in thousands	2014	2013	2012
Net unrealized gains (losses) on securities available for sale	$(1,722)	$(14,852)	$2,717
Post retirement benefit obligations	(2,267)	(1,624)	(2,832)
Tax effect	1,356	5,603	39
Accumulated other comprehensive loss	$(2,633)	$(10,873)	$(76)

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

The weighted average fair value of options granted was $2.98, $1.43, and $1.11, in 2014, 2013, and 2012, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2014, 2013, and 2012: expected option lives of seven years for all three; expected volatility of 60.11%, 62.09%, and 60.7%; risk-free interest rates of 2.27%, 1.25%, and 1.40%; and dividend yields of 0.00% for each year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 does not apply to financial instruments. ASU 2014-09 is effective for public entities for reporting periods beginning after December 15, 2016 (therefore, for the year ending December 31, 2017 for the Corporation). Early implementation is not allowed for public companies. Management is currently assessing the impact to the Corporation’s consolidated financial statements.

Accounting Standards Update 2014-04 (ASU 2014-04), “Receivables – Troubled Debt Restructurings by Creditors – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” was issued in January 2014. ASU 2014-04 clarifies that an in substance foreclosure repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. ASU 2014-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of ASU 2014-04 by the Company is not expected to have a material effect on the consolidated financial statements.

(2)   Cash and Due from Banks

The Bank is required by regulatory agencies to maintain legal reserve requirements based on the level of balances in deposit categories. Cash balances restricted from usage due to these requirements were $4,374,000 and $4,364,000 at December 31, 2014 and 2013, respectively. Cash and due from banks includes uninsured deposits held at correspondent banks of $6,357,000 and $5,378,000 at December 31, 2014 and 2013, respectively.

(3)	Investment Securities

The following is a summary of the Bank’s investment securities portfolio as of December 31, 2014 and 2013 (000s omitted):

	Held to Maturity
	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political
Subdivisions	32,113	1,287	(69)	33,331
Corporate Debt Securities	500	-	-	500
	$32,613	$1,287	$(69)	$33,831

	Held to Maturity
	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political
Subdivisions	34,346	557	(364)	34,539
Corporate Debt Securities	500	-	-	500
	$34,846	$557	$(364)	$35,039

	Available for Sale
	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$343,703	$1,372	$(3,027)	$342,048
Mortgage Backed Securities issued by U.S. Government Agencies	105,890	406	(890)	105,406
Obligations of States and Political Subdivisions	19,286	377	(82)	19,581
Corporate Debt Securities	3,975	27	-	4,002
Other Securities	2,044	95	-	2,139
	$474,898	$2,277	$(3,999)	$473,176

	Available for Sale
	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$277,383	$1,147	$(11,817)	$266,713
Mortgage Backed Securities issued by U.S. Government Agencies	97,168	995	(1,637)	96,526
Obligations of States and Political Subdivisions	15,197	289	(123)	15,363
Trust Preferred CDO Securities	9,509	-	(3,758)	5,751
Corporate Debt Securities	7,967	104	-	8,071
Other Securities	2,584	43	(95)	2,532
	$409,808	$2,578	$(17,430)	$394,956

The amortized cost, estimated market value, and weighted average yield of securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted).

	Held to Maturity			Available for Sale
		Estimated	Weighted		Estimated	Weighted
	Amortized	Market	Average	Amortized	Market	Average
	Cost	Value	Yield	Cost	Value	Yield
Maturing within
1 year	$5,944	$5,967	1.61%	$7,834	$7,872	1.96%
1 through 5 years	13,187	13,475	2.51%	115,782	114,759	1.61%
6 through 10 years	10,617	11,146	3.73%	230,364	230,136	2.07%
Over 10 years	2,865	3,243	4.57%	12,984	12,864	2.44%
Total	32,613	33,831	2.92%	366,964	365,631	1.94%
Mortgage Backed Securities	-	-	0.00%	105,890	105,406	2.75%
Securities with no stated maturity	-	-	0.00%	2,044	2,139	0.00%
Total	$32,613	$33,831	2.92%	$474,898	$473,176	2.11%

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and management determines that the Company has the intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery in the market value. The fair values of investments with an amortized cost in excess of their fair values at December 31, 2014 and December 31, 2013 are as follows (000s omitted):

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$47,695	$144	$159,650	$2,883	$207,345	$3,027
Mortgage Backed Securities issued by U.S. Government Agencies	32,756	175	40,556	715	73,312	890
Obligations of States and Political Subdivisions	9,341	52	4,276	99	13,617	151
	$89,792	$371	$204,482	$3,697	$294,274	$4,068

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States
Government Agencies	$234,264	$10,828	$13,614	$989	$247,878	$11,817
Mortgage Backed Securities issued by U.S. Government Agencies	49,202	1,005	14,544	632	63,746	1,637
Obligations of States and
Political Subdivisions	10,384	321	3,113	166	13,497	487
Trust Preferred CDO Securities	-	-	5,751	3,758	5,751	3,758
Corporate Debt Securities	-	-	-	-	-	-
Equity Securities	-	-	445	95	445	95
	$293,850	$12,154	$37,467	$5,640	$331,317	$17,794

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. The company has the ability and intent to hold these securities until recovery, which may be until maturity. The fair value of these securities is expected to recover as the securities approach maturity. As of December 31, 2014 and December 31, 2013, there were 116 and 175 securities in an unrealized loss position, respectively.

Investment securities carried at $111,151,000 and $107,950,000 were pledged or set aside to secure borrowings, public and trust deposits, and for other purposes required by law at December 31, 2014 and December 31, 2013, respectively.

At December 31, 2014, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Banks with an estimated market value of $171,629,000 and securities issued by the Federal Farm Credit Banks with an estimated market value of $170,419,000. At December 31, 2014, Mortgage Backed Securities issued by U. S. Government Agencies included securities issued by the Government National Mortgage Association with an estimated market value of $105,406,000. At December 31, 2013, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Banks with an estimated market value of $139,825,000 and securities issued by the Federal Farm Credit Banks with an estimated market value of $126,888,000. At December 31, 2013, Mortgage Backed Securities issued by U. S. Government Agencies included securities issued by the Government National Mortgage Association with an estimated market value of $96,526,000.

For the years ended December 31, 2014, 2013, and 2012, proceeds from sales of securities amounted to $122,579,000, $81,875,000, and $53,034,000, respectively. Gross realized gains amounted to $2,782,000, $823,000, and $1,546,000, respectively. Gross realized losses amounted to $3,436,000, $399,000, and $266,000, respectively. The tax provision (benefit) applicable to these net realized gains and losses amounted to ($222,000), $144,000, and $435,000, respectively.

The sales of securities available for sale resulted in a reclassifications of $654,000 ($432,000 net of tax) from accumulated other comprehensive loss to net loss on sales of securities in the consolidated statements of operations in the year ended December 31, 2014. The sales of securities available for sale resulted in a reclassifications of $424,000 ($280,000 net of tax) from accumulated other comprehensive income to net gain on sales of securities in the consolidated statements of operations in the years ended December 31, 2013.

(4)	Loans

Loan balances outstanding as of December 31 consist of the following (000s omitted):

	2014	2013
Residential real estate loans	$223,701	$228,024
Commercial and Construction real estate loans	262,395	280,579
Agriculture and agricultural real estate loans	16,700	14,997
Commercial and industrial loans	62,761	59,440
Loans to individuals for household, family, and other personal expenditures	44,775	14,550
Total loans, gross	$610,332	$597,590
Less: Allowance for loan losses	13,208	16,209
	$597,124	$581,381

Included in Loans are loans to certain officers, directors, and companies in which such officers and directors have 10 percent or more beneficial ownership in the aggregate amount of $2,813,000 and $3,436,000 at December 31, 2014 and 2013, respectively. In 2014, new loans and other additions amounted to $86,000, and repayments and other reductions amounted to $709,000. In 2013, new loans and other additions amounted to $414,000, and repayments and other reductions amounted to $3,433,000. In Management’s judgment, these loans were made on substantially the same terms and conditions as those made to other borrowers, and do not represent more than the normal risk of collectibility or present other unfavorable features.

No loans were pledged to secure debt or for any other purposes as of December 31, 2014 and December 31, 2013.

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

Activity in the allowance for loan losses for the years ended December 31, 2014 and 2013 was as follows (000s omitted):

2014	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$171	$1,989	$7,030	$1,397	$4,606	$1,016	$16,209
Charge-offs	(3)	(688)	(3,543)	(254)	(1,562)	(94)	(6,144)
Recoveries	10	341	1,449	1,077	608	158	3,643
Provision	38	(281)	1,243	(1,417)	(426)	343	(500)
Ending balance	$216	$1,361	$6,179	$803	$3,226	$1,423	$13,208

Ending balance individually evaluated for impairment	$34	$554	$1,502	$671	$672	$222	$3,655
Ending balance collectively evaluated for impairment	182	807	4,677	132	2,554	1,201	9,553
Ending balance	$216	$1,361	$6,179	$803	$3,226	$1,423	$13,208

Loans:
Ending balance individually evaluated for impairment	$917	$1,414	$19,013	$2,117	$11,675	$534	$35,670
Ending balance collectively evaluated for impairment	15,783	61,347	230,456	10,809	212,026	44,241	574,662
Ending balance	$16,700	$62,761	$249,469	$12,926	$223,701	$44,775	$610,332

2013	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$76	$2,224	$7,551	$2,401	$4,715	$332	$17,299
Charge-offs	-	(928)	(2,920)	(103)	(1,391)	(282)	(5,624)
Recoveries	5	349	811	352	661	156	2,334
Provision	90	344	1,588	(1,253)	621	810	2,200
Ending balance	$171	$1,989	$7,030	$1,397	$4,606	$1,016	$16,209

Ending balance individually evaluated for impairment	$1	$1,031	$2,697	$1,194	$1,809	$265	$6,997
Ending balance collectively evaluated for impairment	170	958	4,333	203	2,797	751	9,212
Ending balance	$171	$1,989	$7,030	$1,397	$4,606	$1,016	$16,209

Loans:
Ending balance individually evaluated for impairment	$398	$2,409	$35,592	$4,780	$16,674	$618	$60,471
Ending balance collectively evaluated for impairment	14,599	57,031	230,320	9,887	211,350	13,932	537,119
Ending balance	$14,997	$59,440	$265,912	$14,667	$228,024	$14,550	$597,590

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

The portfolio segments in each credit risk grade as of December 31, 2014 and 2013 are as follows (000s omitted):

2014	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$122	$2,700	$-	$5,402	$138,355	$40,371	$186,950
1	-	3,060	-	-	-	369	3,429
2	330	287	830	-	132	-	1,579
3	491	7,084	9,923	-	464	-	17,962
4	13,458	41,441	176,685	4,357	58,902	3,260	298,103
5	1,261	4,903	34,385	2,471	10,112	199	53,331
6	1,038	3,286	27,646	696	15,736	576	48,978
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$16,700	$62,761	$249,469	$12,926	$223,701	$44,775	$610,332

Performing	$15,702	$61,287	$231,461	$10,740	$211,143	$44,053	$574,386
Nonperforming	998	1,474	18,008	2,186	12,558	722	35,946
Total	$16,700	$62,761	$249,469	$12,926	$223,701	$44,775	$610,332

2013	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$144	$2,151	$-	$3,643	$141,102	$9,656	$156,696
1	-	4,054	-	-	-	194	4,248
2	31	153	931	-	142	-	1,257
3	788	4,000	10,755	99	1,040	-	16,682
4	12,304	34,130	172,592	4,825	53,047	3,743	280,641
5	838	11,594	41,914	2,525	9,005	251	66,127
6	892	3,358	39,720	3,575	23,688	706	71,939
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$14,997	$59,440	$265,912	$14,667	$228,024	$14,550	$597,590

Performing	$14,428	$56,941	$235,531	$9,732	$211,149	$13,603	$541,384
Nonperforming	569	2,499	30,381	4,935	16,875	947	56,206
Total	$14,997	$59,440	$265,912	$14,667	$228,024	$14,550	$597,590

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of December 31, 2014 and 2013 (000s omitted):

2014	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$449	$-	$80	$529	$16,171	$16,700	$-
Commercial	142	44	60	246	62,515	62,761	10
Commercial Real Estate	2,127	1,118	2,287	5,532	243,937	249,469	-
Construction Real Estate	334	-	-	334	12,592	12,926	-
Residential Real Estate	2,946	741	777	4,464	219,237	223,701	-
Consumer and Other	124	15	61	200	44,575	44,775	-
Total	$6,122	$1,918	$3,265	$11,305	$599,027	$610,332	$10

2013	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$210	$-	$171	$381	$14,616	$14,997	$-
Commercial	87	93	210	390	59,050	59,440	46
Commercial Real Estate	1,640	535	3,506	5,681	260,231	265,912	-
Construction Real Estate	90	265	1,177	1,532	13,135	14,667	-
Residential Real Estate	2,612	803	2,342	5,757	222,267	228,024	-
Consumer and Other	150	52	153	355	14,195	14,550	-
Total	$4,789	$1,748	$7,559	$14,096	$583,494	$597,590	$46

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

The following is a summary of non-accrual loans as of December 31, 2014 and 2013 (000s omitted):

	2014	2013
Agriculture and Agricultural Real Estate	$80	$172
Commercial	315	1,035
Commercial Real Estate	6,287	13,289
Construction Real Estate	409	2,009
Residential Real Estate	5,760	6,865
Consumer and Other	189	340
Total	$13,040	$23,710

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of December 31, 2014 and 2013 (000s omitted):

2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$256	$256	$-	$258	$10
Commercial	363	412	-	491	21
Commercial Real Estate	8,084	8,882	-	9,102	381
Construction Real Estate	297	954	-	1,101	19
Residential Real Estate	6,424	7,200	-	7,367	318
Consumer and Other	3	3	-	5	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	661	661	34	691	37
Commercial	1,051	1,062	554	1,118	54
Commercial Real Estate	10,929	12,758	1,502	12,966	507
Construction Real Estate	1,820	1,851	671	1,878	88
Residential Real Estate	5,251	5,658	672	5,768	244
Consumer and Other	531	529	222	569	27

Total:
Agriculture and Agricultural Real Estate	$917	$917	$34	$949	$47
Commercial	1,414	1,474	554	1,609	75
Commercial Real Estate	19,013	21,640	1,502	22,068	888
Construction Real Estate	2,117	2,805	671	2,979	107
Residential Real Estate	11,675	12,858	672	13,135	562
Consumer and Other	534	532	222	574	27

2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$-
Commercial	869	966	-	1,057	51
Commercial Real Estate	19,567	23,005	-	21,074	913
Construction Real Estate	1,165	2,408	-	1,826	88
Residential Real Estate	7,929	9,035	-	8,405	389
Consumer and Other	33	36	-	35	3

With an allowance recorded:
Agriculture and Agricultural Real Estate	398	397	1	642	33
Commercial	1,540	1,627	1,031	1,653	69
Commercial Real Estate	16,025	20,032	2,697	18,310	812
Construction Real Estate	3,615	4,236	1,194	4,109	328
Residential Real Estate	8,745	9,194	1,809	9,168	403
Consumer and Other	585	581	265	596	23

Total:
Agriculture and Agricultural Real Estate	$398	$397	$1	$642	$33
Commercial	2,409	2,593	1,031	2,710	120
Commercial Real Estate	35,592	43,037	2,697	39,384	1,725
Construction Real Estate	4,780	6,644	1,194	5,935	416
Residential Real Estate	16,674	18,229	1,809	17,573	792
Consumer and Other	618	617	265	631	26

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (TDRs).

Loans that were classified as TDRs during the years ended December 31, 2014 and December 31, 2013 are as follows (000s omitted from dollar amounts):

	December 31, 2014			December 31, 2013
	Number of Contracts	Pre Modification Recorded Principal Balance	Post Modification Recorded Principal Balance	Number of Contracts	Pre Modification Recorded Principal Balance	Post Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	1	$314	$313	-	$-	$-
Commercial	4	295	53	16	2,635	689
Commercial Real Estate	6	1,990	1,496	11	2,534	1,626
Construction Real Estate	3	43	22	-	-	-
Residential Real Estate	17	1,118	749	32	3,042	2,205
Consumer and Other	2	21	20	7	540	295
Total	33	$3,781	$2,653	66	$8,751	$4,815

The Bank considers TDRs that become past due under the modified terms as defaulted. Loans that became TDRs during the years ended December 31, 2014 and December 31, 2013 that subsequently defaulted during the years ended December 31, 2014 and December 31, 2013, respectively, are as follows (000s omitted from dollar amounts):

	December 31, 2014		December 31, 2013
	Number of Contracts	Recorded Principal Balance	Number of Contracts	Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	-	$-
Commercial	-	-	2	12
Commercial Real Estate	-	-	-	-
Construction Real Estate	-	-	-	-
Residential Real Estate	1	114	2	33
Consumer and Other	-	-	-	-
Total	1	$114	4	$45

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

At December 31, 2014 the Corporation had no commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.

(6)   Bank Premises and Equipment

Bank premises and equipment as of year-end are as follows (000s omitted):

	2014	2013
Land, buildings and improvements	$46,774	$45,955
Equipment, furniture and fixtures	23,944	22,705
Total Bank premises and equipment	$70,718	$68,660
Less accumulated depreciation	42,086	40,447
Bank premises and equipment, net	$28,632	$28,213

Bank Premises and Equipment includes Construction in Progress of $245,000 as of December 31, 2014 and $1,772,000 as of December 31, 2013. The projects in progress will be completed in 2015. The estimated cost to complete all projects in process as of December 31, 2014 is $878,000.

The Company has entered into lease commitments for office and ATM locations. Rental expense charged to operations was $190,000, $231,000, and $203,000 for the years ended December 31, 2014, 2013, and 2012, respectively. The future minimum lease payments are as follows:

Year	Minimum Payment
2015	$176,000
2016	161,000
2017	73,000
2018	28,000
2019	21,000
Thereafter	34,000

(7)  Deposits

Interest expense on time certificates of deposit of $100,000 or more in the year 2014 amounted to $927,000, as compared with $1,324,000 in 2013, and $1,839,000 in 2012. At December 31, 2014, the balance of time certificates of deposit of $100,000 or more was $74,354,000, as compared with $82,595,000 at December 31, 2013. The amount of time deposits with a remaining term of more than 1 year was $97,834,000 at December 31, 2014 and $106,377,000 at December 31, 2013. The following table shows the scheduled maturities of Certificates of Deposit as of December 31, 2014 (000s omitted):

	Under $100,000	$100,000 and over
2015	$67,490	$40,456
2016	30,463	13,213
2017	19,082	7,045
2018	6,691	5,001
2019	7,700	8,639
Thereafter	-	-
Total	$131,426	$74,354

Time certificates of deposit under $100,000 include $8,675,000 of brokered certificates of deposit as of December 31, 2014, and $8,655,000 as of December 31, 2013. The Bank did not have any brokered certificates of deposit over $100,000 as of December 31, 2014 and December 31, 2013.

The aggregate amount of certificates of deposit that meet or exceed the $250,000 FDIC insurance limit was $21,176,000 and $21,316,000 as of December 31, 2014 and 2013, respectively.

(8)  Federal Home Loan Bank Advances and Repurchase Agreements

The Bank did not have any borrowings from the Federal Home Loan Bank of Indianapolis as of December 31, 2014. The Bank had one advance outstanding with the Federal Home Loan Bank of Indianapolis as of December 31, 2013.The amount of the advance was $12,000,000 and the advance matured on June 17, 2014. The advance had a floating rate of interest that reset quarterly based on the three month LIBOR rate plus 16 basis points. The advance was subject to prepayment penalties and the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis.

The Bank maintains an overdraft line of credit with the Federal Home Loan Bank of Indianapolis. The amount outstanding on the line of credit was $0 as of December 31, 2014 and 2013. The amount of credit available was $20,000,000 as of December 31, 2014 and December 31, 2013. The interest rate on the line of credit is equal to the variable advance rate and is only charged on amounts advanced. The variable advance rate was 0.50% on December 31, 2014 and December 31, 2013.

As of December 31, 2014 investment securities totaling $26,410,000 were pledged to secure the Federal Home Loan Bank line of credit. As of December 31, 2013 investment securities totaling $39,520,000 were pledged to secure the Federal Home Loan Bank advance and the line of credit.

The Bank had one borrowing under a Repurchase Agreement as of December 31, 2014 and 2013. The amount of the borrowing was $15,000,000 as of December 31, 2014 and December 31, 2013. The Repurchase Agreement has a fixed interest rate of 4.65% and is scheduled to mature on June 8, 2016. The Repurchase Agreement is subject to a prepayment penalty.

Investment securities issued by U.S. Government agencies with a carrying value of $21,692,000 and $21,521,000 were pledged to secure the Repurchase Agreement borrowing at December 31, 2014 and December 31, 2013, respectively.

(9) Retirement Plans and Postretirement Benefit Plans

In 2000, the Bank implemented a retirement plan that included both a money purchase pension plan, as well as a voluntary profit sharing 401(k) plan for all employees who meet certain age and length of service eligibility requirements. In 2002, the Bank amended its retirement plan to freeze the money purchase plan and retain the 401(k) plan. To ensure that the plan meets the Safe Harbor provisions of the applicable sections of the Internal Revenue Code, the Bank contributes an amount equal to 4% of the employee’s base salary to the 401(k) plan for all eligible employees who contribute at least 5% of their salary. In addition, an employee may contribute from 1 to 75 percent of his or her base salary, up to a maximum of $24,000 in 2014. In 2014, 2013, and 2012 the Bank made a matching contribution of 100% on the first 3% of employee deferrals and 50% on the next 2% of deferrals. Depending on the Bank’s profitability, an additional profit sharing contribution may be made by the Bank to the 401(k) plan. There were no profit sharing contributions in 2014, 2013, and 2012. The total retirement plan expense was $558,000, for the year ended December 31, 2014, $515,000 for the year ended December 31, 2013, and $474,000 for the year ended December 31, 2012.

The Bank has a postretirement benefit plan that generally provides for the continuation of medical benefits for all employees hired before January 1, 2007 who retire from the Bank at age 55 or older, upon meeting certain length of service eligibility requirements. The Bank does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. The amount of benefits paid under the postretirement benefit plan was $201,000 in 2014, $206,000 in 2013, and $177,000 in 2012. The amount of insurance premium paid by the Bank for retirees is capped at 200% of the cost of the premium as of December 31, 1992.

A reconciliation of the accumulated postretirement benefit obligation (“APBO”) to the amounts recorded in the consolidated balance sheets in Interest Payable and Other Liabilities at December 31 is as follows (000s omitted):

	2014	2013
APBO	$3,865	$2,781
Unrecognized net transition obligation	-	-
Unrecognized prior service costs	-	(2)
Unrecognized net gain (loss)	(780)	143
Accrued benefit cost at fiscal year end	$3,085	$2,922

The changes recorded in the accumulated postretirement benefit obligation were as follows (000s omitted):

	2014	2013
APBO at beginning of year	$2,781	$3,074
Service cost	135	134
Interest cost	144	106
Actuarial loss (gain)	925	(428)
Plan participants' contributions	81	101
Benefits paid during year	(201)	(206)
APBO at end of year	$3,865	$2,781

Components of the Bank’s postretirement benefit expense were as follows:

	2014	2013	2012
Service cost	$135	$134	$109
Interest cost	144	106	109
Amortization of transition obligation	-	-	54
Prior service costs	2	4	4
Amortization of gains	1	-	-
Net postretirement benefit expense	$282	$244	$276

The APBO as of December 31, 2014 and 2013 was calculated using assumed discount rates of 3.75% and 4.50%, respectively. Based on the provisions of the plan, the Bank’s expense is capped at 200% of the 1992 expense, with all expenses above the cap incurred by the retiree. The expense reached the cap in 2004, and accordingly the impact of an increase in health care costs on the APBO was not calculated.

The Bank Owned Life Insurance policies fund a Death Benefit Only (DBO) obligation that the Bank has with 6 of its active directors, 5 retired directors, 11 active executives, and 11 retired executives. The DBO plan, which replaced previous split dollar agreements, provides a taxable death benefit. The benefit for directors is grossed up to provide a net benefit to each director’s beneficiaries based on that director’s length of service on the board. The directors’ net death benefits are $500,000 for director service of less than 3 years, $600,000 for service up to 5 years, $750,000 for service up to 10 years, and $1,000,000 for director service of 10 years or more. The active directors who participate in the plan have all waived the postretirement benefit. The executives’ beneficiaries will receive a grossed up benefit that will provide a net benefit equal to two times the executive’s base salary if death occurs during employment and a postretirement benefit equal to the executive’s final annual salary rate at the time of retirement if death occurs after retirement.

Information for the postretirement death benefits and health care benefits is as follows as of the December 31 measurement date (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2014	2013	2014	2013

Change in benefit obligation
Benefit obligation at beginning of year	$5,741	6,087	$2,781	$3,074
Service cost	16	21	135	134
Interest cost	252	223	144	106
Plan participants' contributions	-	-	81	101
Actuarial loss (gain)	(117)	(590)	925	(428)
Benefits paid	-	-	(201)	(206)
Benefit obligation at end of year	$5,892	$5,741	$3,865	$2,781

Change in accrued benefit cost
Accrued benefit cost at beginning of year	$3,976	$3,545	$2,922	$2,783
Service cost	16	21	135	134
Interest cost	252	223	144	106
Amortization	161	187	3	4
Employer contributions	-	-	(120)	(105)
Net gain	-	-	1	-
Accrued benefit cost at end of year	$4,405	$3,976	$3,085	$2,922

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-	$-	$-
Employer contributions	-	-	120	105
Plan participants' contributions	-	-	81	101
Benefits paid during year	-	-	(201)	(206)
Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(5,892)	$(5,741)	$(3,865)	$(2,781)

Amounts recognized in other liabilities as of December 31 consist of (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2014	2013	2014	2013
Assets	$-	-	$-	$-
Liabilities	5,892	5,741	3,865	2,781
Total	$5,892	$5,741	$3,865	$2,781

Amounts recognized in accumulated other comprehensive income as of December 31 consist of (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2014	2013	2014	2013
Net loss (gain)	$(150)	(33)	$780	$(143)
Transition obligation (asset)	-	-	-	-
Prior service cost (credit)	1,637	1,798	-	2
Total included in AOCI	$1,487	$1,765	$780	$(141)

The projected payments under each postretirement plan for the next 10 years are as follows:

Year	Postretirement Death Benefit Obligations	Postretirement Health Care Benefits
2015	$217,000	$105,000
2016	228,000	121,000
2017	238,000	133,000
2018	247,000	155,000
2019	257,000	169,000
2020 - 2024	1,468,000	1,033,000

(10) Stockholders’ Equity

On March 3, 2014, the Company completed a private placement offering of 647,059 shares of its no par value common stock. The shares of common stock sold were not registered under the Securities Act of 1933 (the “Act”) in reliance of the exemption from registration provided by Section 4(2) of the Act and Rule 506 of SEC Regulation D. The 647,059 shares were sold for an aggregate purchase price of $2,750,000.

On May 2, 2014, the Company completed a rights offering of 1,411,765 shares of its no par value common stock. The shares of common stock sold were registered under the Securities Act of 1933 (the “Act”) under the Company’s registration statement on Form S-1 that was effective March 10, 2014. The 1,411,765 shares were sold for an aggregate purchase price of $6,000,000.

During 2014, the Company issued 23,533 shares of its no par value common stock to its Employee Stock Purchase Plan and for retirement and years of service awards. The aggregate value of these shares was $119,000.

On March 15, 2013, the Company completed a private placement offering of 500,000 shares of its no par value common stock. The shares of common stock sold were not registered under the Securities Act of 1933 (the “Act”) in reliance of the exemption from registration provided by Section 4(2) of the Act and Rule 506 of SEC Regulation D. The 500,000 shares were sold for an aggregate purchase price of $1,736,000.

On December 23, 2013, the Company completed a private placement offering of 2,647,059 shares of its no par value common stock. The shares of common stock sold were not registered under the Securities Act of 1933 (the “Act”) in reliance of the exemption from registration provided by Section 4(2) of the Act and Rule 506 of SEC Regulation D. The 2,647,059 shares were sold for an aggregate purchase price of $11,250,000.

During 2013, the Company issued 28,411 shares of its no par value common stock to its Employee Stock Purchase Plan and for retirement and years of service awards. The aggregate value of these shares was $113,000.

(11) Disclosures about Fair Value of Financial Instruments

Certain of the Bank’s assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets. These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below. The fair values of all financial instruments not discussed below are estimated to be equal to their carrying amounts as of December 31, 2014 and 2013.

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

FAIR VALUES

The carrying amounts and approximate fair values as of December 31, 2014 and December 31, 2013 are as follows (000s omitted):

					Total
	Carrying				Estimated
December 31, 2014	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$52,122	$52,122	$-	$-	$52,122
Securities - Held to Maturity
Obligations of States and Political Subdivisions	32,113	-	33,331	-	33,331
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	342,048	-	342,048	-	342,048
MBS issued by U.S. Government Agencies	105,406	-	105,406	-	105,406
Obligations of States and Political Subdivisions	19,581	-	19,581	-	19,581
Corporate Debt Securities	4,002	-	4,002	-	4,002
Other Securities	2,139	2,139	-	-	2,139

Federal Home Loan Bank Stock	7,537	-	7,537	-	7,537
Loans Held for Sale	548	-	-	560	560
Loans, net	597,124	-	-	608,109	608,109
Accrued Interest Receivable	3,943	-	-	3,943	3,943

Financial Liabilities:
Noninterest Bearing Deposits	218,221	218,221	-	-	218,221
Interest Bearings Deposits	893,590	-	895,522	-	895,522
Repurchase Agreements	15,000	-	15,828	-	15,828
Accrued Interest Payable	137	-	-	137	137

					Total
	Carrying				Estimated
December 31, 2013	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$77,798	$77,798	$-	$-	$77,798
Securities - Held to Maturity
Obligations of States and Political Subdivisions	34,346	-	34,539	-	34,539
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	266,713	-	266,713	-	266,713
MBS issued by U.S. Government Agencies	96,526	-	96,526	-	96,526
Obligations of States and Political Subdivisions	15,363	-	15,363	-	15,363
Trust Preferred CDO Securities	5,751	-	-	5,751	5,751
Corporate Debt Securities	8,071	-	8,071	-	8,071
Other Securities	2,532	2,087	445	-	2,532

Federal Home Loan Bank Stock	10,605	-	10,605	-	10,605
Loans Held for Sale	668	-	-	682	682
Loans, net	581,381	-	-	591,471	591,471
Accrued Interest Receivable	3,502	-	-	3,502	3,502

Financial Liabilities:
Noninterest Bearing Deposits	215,844	215,844	-	-	215,844
Interest Bearings Deposits	853,874	-	857,149	-	857,149
Borrowed funds
FHLB Advances	12,000	-	12,000	-	12,000
Repurchase Agreements	15,000	-	16,352	-	16,352
Accrued Interest Payable	179	-	-	179	179

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

The provision for Federal income taxes consists of the following (000s omitted):

	2014	2013	2012
Federal income taxes currently payable	$69	$42	$1,497
Provision (credit) for deferred taxes on:
Book (over) under tax loan loss provision	1,059	(466)	1,386
Accretion of bond discount	161	45	(5)
Net deferred loan origination fees	(419)	10	(56)
Accrued postretirement benefits	(224)	(280)	(296)
Tax over (under) book depreciation	(34)	(462)	180
Alternative minimum tax	(63)	-	-
Non-accrual loan interest	274	602	(770)
Other real estate owned	136	805	(253)
Other than temporary impairment AFS securities	566	-	-
Net operating loss carry forward	630	1,559	(697)
Other, net	417	(87)	(173)
Total deferred provision (benefit)	2,503	1,726	(684)
Valuation allowance deferred tax assets	-	(19,881)	(4,316)
Net deferred provision (benefit)	2,503	(18,155)	(5,000)
Tax expense (benefit)	$2,572	$(18,113)	$(3,503)

The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as follows:

	2014	2013	2012
Statutory rate	34.0%	34.0%	34.0%
Municipal interest income	(3.9)	(5.4)	(7.9)
Other, net	(4.1)	(4.8)	(10.0)
Valuation allowance	-	(267.8)	(85.6)
Effective tax rate	26.0%	(244.0)%	(69.5)%

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

In December 2012, the Company again evaluated the positive and negative evidence regarding its expected utilization of its deferred tax asset. Positive evidence included improving local and regional economic conditions, six consecutive quarterly profits, consistent improvement in asset quality, reduction in credit related expenses, and projections for continued improvements in earnings for the foreseeable future. Negative evidence included the large amount of net operating loss carry forwards that the Company had accumulated, persistent concern about the strength of the economic recovery, and still elevated problem asset levels at the Company. The Company determined that, as of December 31, 2012, it was more likely than not that the Company would be able to utilize a portion of its deferred tax asset, but it was not more likely than not that all of the deferred tax asset would be utilized. Based on its projection of the amount of deferred tax asset that it expected to utilize in the future, the Company concluded to reduce the valuation allowance by $5.0 million. The reduction in the valuation allowance was recorded by recognizing a benefit to federal income tax expense.

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

The components of the net deferred Federal income tax asset (included in Interest Receivable and Other Assets on the accompanying consolidated balance sheets) at December 31 are as follows (000s omitted):

	2014	2013
Deferred Federal income tax assets:
Allowance for loan losses	$5,488	$6,547
Net deferred loan origination fees	662	243
Tax versus book depreciation differences	494	460
Net unrealized losses on securities available for sale	586	5,050
Accrued postretirement benefits	3,708	3,265
Alternative minimum tax	834	771
Non-accrual loan interest	1,212	1,486
Other real estate owned	1,265	1,401
Other than temporary impairment AFS securities	-	566
Net operating loss	7,497	8,127
Other, net	1,223	1,248
Total deferred tax asset	22,969	29,164

Deferred Federal income tax liabilities:
Accretion of bond discount	$(224)	$(63)
Net unrealized gains on securities available for sale	-	-
Tax versus book depreciation differences	-	-
Other	(737)	(345)
Total deferred federal tax liabilities	$(961)	$(408)
Net deferred Federal income tax asset (liability)	$22,008	$28,756

The Corporation has net operating loss carry forwards of approximately $22.1 million that are available to reduce future taxable income through the year ending December 31, 2032.

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

In 2013, the federal banking agencies issued revisions to the existing capital rules to incorporate certain changes to the Basel capital framework, including Basel III and other elements. The intent is to strengthen the definition of regulatory capital, increase risk based capital requirements, and make selected changes to the calculation of risk weighted assets. Beginning January 1, 2015, banks transitioned to the new rules and will report results with the first Call Report of 2015. As part of the new rules there are several provisions affecting the Company, such as implementation of a new common equity tier 1 ratio, the start of a capital conservation buffer, and increased prompt corrective action capital adequacy thresholds.

As of December 31, 2014 and 2013, the Bank’s capital ratios exceeded the required minimums to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the tables, as well as meeting other requirements specified by the federal banking regulators, including not being subject to any written agreement or order issued by the FDIC pursuant to section 8 of the Federal Deposit Insurance Act.

From July 22, 2010 until June 30, 2014, the Bank was under a Consent Order (the “Consent Order”) with the FDIC and the Michigan DIFS. The Consent Order required the Bank to, among other things, increase its Tier 1 Leverage ratio to 9.0% and its Total Risk Based Capital ratio to 12.0%. Due to the existence of the Consent Order, the Bank was considered to be “Adequately Capitalized” as of December 31, 2013. The Bank is considered to be “Well Capitalized” as of December 31, 2014, and there are no conditions or events since December 31, 2014 that Management believes have changed the Bank’s category.

The Corporation’s and Bank’s actual capital amounts and ratios are also presented in the table (000s omitted in dollar amounts).

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital to Risk-Weighted Assets
Consolidated	$129,032	17.22%	$74,917	10%
Monroe Bank & Trust	127,400	17.01%	74,895	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	119,573	15.96%	44,950	6%
Monroe Bank & Trust	117,944	15.75%	44,937	6%
Tier 1 Capital to Average Assets
Consolidated	119,573	9.68%	61,731	5%
Monroe Bank & Trust	117,944	9.55%	61,721	5%

	Actual		Minimum to Qualify as Well Capitalized*
	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Capital to Risk-Weighted Assets
Consolidated	$110,414	14.55%	$75,899	10%
Monroe Bank & Trust	108,818	14.36%	75,760	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	100,839	13.29%	45,540	6%
Monroe Bank & Trust	99,242	13.10%	45,456	6%
Tier 1 Capital to Average Assets
Consolidated	100,839	8.61%	58,593	5%
Monroe Bank & Trust	99,242	8.48%	58,522	5%

* Although the Bank’s capital ratios exceed the “Well Capitalized” minimums, the Bank was categorized as “Adequately Capitalized” as of December 31, 2013 due to its Consent Order with the FDIC.

(14) Earnings Per Share

The calculation of earnings per common share for the years ended December 31 is as follows:

	2014	2013	2012
Basic
Net income	$7,315,000	$25,537,000	$8,545,000
Less preferred dividends	-	-	-
Net income applicable to common stock	$7,315,000	$25,537,000	$8,545,000
Average common shares outstanding	22,109,911	17,882,070	17,332,012
Income per common share - basic	$0.33	$1.43	$0.49

	2014	2013	2012
Diluted
Net income	$7,315,000	$25,537,000	$8,545,000
Less preferred dividends	-	-	-
Net income applicable to common stock	$7,315,000	$25,537,000	$8,545,000
Average common shares outstanding	22,109,911	17,882,070	17,332,012
Stock option adjustment	180,657	203,024	101,801
Average common shares outstanding - diluted	22,290,568	18,085,094	17,433,813
Income per common share - diluted	$0.33	$1.41	$0.49

Stock options totaling 385,100, 283,900, and 396,835 shares were not included in the computation of diluted earnings per share in the years ended December 31, 2014, 2013, and 2012, respectively, because they were antidilutive.

(15) Stock-Based Compensation Plan

The Long-Term Incentive Compensation Plan approved by shareholders at the April 6, 2000 Annual Meeting of Shareholders of Monroe Bank & Trust authorized the Board of Directors to grant nonqualified stock options to key employees and non-employee directors. Such grants could be made until January 2, 2010 for up to 1,000,000 shares of the Corporation’s common stock. The amount that could be awarded to any one individual was limited to 100,000 shares in any one calendar year. The MBT Financial Corp. 2008 Stock Incentive Plan was approved by shareholders at the May 1, 2008 Annual meeting of shareholders of MBT Financial Corp. This plan replaced the Long-Term Incentive Compensation Plan and authorized the Board of Directors to grant equity incentive awards to key employees and non-employee directors. Such grants may be made until May 1, 2018 for up to 1,000,000 shares of the Corporation’s common stock. The amount that may be awarded to any one individual is limited to 100,000 shares in any one calendar year. As of December 31, 2014, the number of shares available under the plan is 100,201. This includes 185,648 shares that were previously awarded that have been forfeited.

Stock Option Awards - Stock options granted under the plans have exercise prices equal to the fair market value at the date of grant. Options granted under the plan may be exercised for a period of no more than ten years from the date of grant. All options granted are fully vested at December 31, 2014.

Stock Only Stock Appreciation Rights (SOSARs) – On March 7, 2014, Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain executives in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. The SOSARs have a term of 10 years and vest in three equal annual installments beginning on December 31, 2014. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant. Upon exercise, the executive will generally receive common shares equal in value to the excess of the market value of the shares over the exercise price on the exercise date.

The fair value of each option and SOSAR grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions disclosed in Note 1 to the consolidated financial statements.

A summary of the status of stock options and SOSARs under the plans is presented in the tables below.

	2014		2013		2012
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options Outstanding, January 1	283,900	$18.41	396,835	$17.57	436,503	$17.34
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	1,500	15.33	49,600	18.31	17,500	16.57
Expired	77,000	16.69	63,335	13.20	22,168	13.85
Options Outstanding, December 31	205,400	$19.08	283,900	$18.41	396,835	$17.57
Options Exercisable, December 31	205,400	$19.08	283,900	$18.41	396,835	$17.57

	2014		2013		2012
Stock Only Stock Appreciation Rights (SOSARs)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
SOSARs Outstanding, January 1	472,271	$3.23	410,666	$3.53	320,000	$4.08
Granted	110,000	4.90	112,369	2.35	104,000	1.85
Exercised	18,998	2.15	35,464	2.28	-	-
Forfeited	5,834	4.91	15,300	7.09	13,334	3.68
Expired	-	-	-	-	-	-
SOSARs Outstanding, December 31	557,439	$3.58	472,271	$3.23	410,666	$3.53
SOSARs Exercisable, December 31	450,888	$3.45	373,560	$3.50	319,630	$4.01

Weighted Average Fair Value of Options or SOSARs Granted During Year		$2.98		$1.43		$1.11

The options and SOSARs exercisable as of December 31, 2014 are exercisable at prices ranging from $1.52 to $23.40. The number of options and SOSARs and remaining life at each exercise price are as follows:

Outstanding and Exercisable Options
Exercise Price	Shares	Remaining Life (in years)
$15.33	62,700	1.95
$16.24	53,200	0.98
$23.40	89,500	0.01
	205,400	0.85

	Outstanding SOSARs		Exercisable SOSARs
Exercise Price	Shares	Remaining Life (in years)	Shares	Remaining Life (in years)
$1.52	12,000	5.01	12,000	5.01
$1.85	165,336	6.42	165,336	6.42
$2.35	105,703	7.97	72,505	7.97
$3.03	94,700	3.92	94,700	3.92
$4.90	110,000	9.18	36,647	9.18
$8.53	69,700	3.49	69,700	3.49
	557,439	6.44	450,888	5.88

A summary of the status of the Corporation’s non-vested SOSARs as of December 31, 2014 and changes during the year ended December 31, 2014 is as follows:

Nonvested SOSAR Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	98,711	$1.33
Granted	110,000	2.98
Vested	(98,826)	1.91
Forfeited	(3,334)	1.33
Nonvested at December 31, 2014	106,551	$2.50

As of December 31, 2014, there was $266,000 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 1.69 years.

Restricted Stock Awards – On March 7, 2014, 6,000 restricted shares were awarded to non-employee directors in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. The shares vested on December 31, 2014

A summary of the status of the Corporation’s non-vested restricted stock awards as of December 31, 2014, 2013, and 2012, and changes during the years then ended is as follows:

Restricted Stock Awards	2014	2013	2012
Nonvested at January 1	25,000	50,000	120,000
Granted	6,000	-	10,000
Vested	31,000	25,000	80,000
Forfeited	-	-	-
Nonvested at December 31	-	25,000	50,000

The total expense recorded for the restricted stock awards was $37,000 in 2014, $20,000 in 2013, and $70,000 in 2012. The amount of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan was $0 as of December 31, 2014, $7,000 as of December 31, 2013, and $27,000 as of December 31, 2012.

Restricted Stock Unit Awards – Restricted stock units granted under the plan result in an award of common shares to key employees based on selected performance metrics during the performance period. Key executives were granted 35,000 Restricted Stock Units (RSUs) on March 7, 2014. The RSUs will vest on December 31, 2016 based on the Bank achieving the performance targets in the following schedule, with up to 50% of the RSUs earned in 2014 and up to 50% of the RSUs earned in 2015. Restricted stock units are valued based on the share price at the date of grant multiplied by the number of units granted. The estimated payout is adjusted annually based on performance metrics in the individual agreement and the expectation of meeting those performance metrics in the future. The total value of the restricted stock units granted in 2014 was $172,000.

Performance Metric	Weighting Percentage	Performance Requirement	2014 Performance Threshold	2015 Performance Threshold
Net Income before tax	50%	At or greater than	$8,413,000	$9,232,000
Classified Assets to Capital Ratio	50%	At or less than	50%	30%

Both performance thresholds were achieved in 2014. As a result, 17,500 RSUs were earned and will be awarded upon completion of the vesting period. The current expectation is that the 17,500 RSUs that may be earned in 2015 will be awarded.

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

The Texas ratio performance threshold was not achieved in 2013. As a result, 50% of the 15,000 RSUs (7,500) that could be earned in 2013 will be awarded upon completion of the vesting period. All three performance thresholds were achieved in 2014. As a result, 15,000 RSUs were earned in 2014 and 22,500 shares will be awarded on December 31, 2015.

Accordingly, the Company recorded expenses of $76,000 in 2014 and $38,000 in 2013 for the RSUs granted. The total unrecognized compensation costs associated with non-vested restricted stock units was $132,000 as of December 31, 2014.

(16)	Parent Company

Condensed parent company financial statements, which include transactions with the subsidiary, are as follows (000s omitted):

Balance Sheets

	December 31,
	2014	2013
Assets
Cash and due from banks	$1,719	$493
Securities	-	446
Investment in subsidiary bank	132,352	109,039
Other assets	821	902
Total assets	$134,892	$110,880

Liabilities
Accounts payable and accrued expenses	$356	$272
Total liabilities	356	272

Stockholders' Equity
Total stockholders' equity	134,536	110,608
Total liabilities and stockholders' equity	$134,892	$110,880

Statements of Income

	Years Ended December 31,
	2014	2013	2012
Income
Dividends from subsidiary bank	$-	$-	$-
Net gain on sales of securities	214	-	-
Total income	214	-	-

Expense
Interest on borrowed funds	-	4	12
Other expense	282	274	272
Total expense	282	278	284

Loss before tax and equity in undistributed net income of subsidiary bank	(68)	(278)	(284)
Income tax expense (benefit)	2	(432)	-
Income (Loss) before equity in undistributed net income of subsidiary bank	(70)	154	(284)
Equity in undistributed net income of subsidiary bank	7,385	25,383	8,829
Net Income	$7,315	$25,537	$8,545

Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
Cash Flows Used For Operating Activities:
Net income	$7,315	$25,537	$8,545
Equity in undistributed net income of subsidiary bank	(7,385)	(25,383)	(8,829)
Gain on sales of investment securities	(214)	-	-
Net decrease in other liabilities	84	134	138
Net (increase) decrease in other assets	57	(605)	(1)
Net cash used for operating activities	$(143)	$(317)	$(147)

Cash Flows Used For Investing Activities:
Sales and maturities of investment securities	$754	$-	$-
Investment in subsidiary	(7,500)	(11,350)	-
Net cash used for investing activities	$(6,746)	$(11,350)	$-

Cash Flows Provided By Financing Activities:
Issuance of common stock	$8,115	$12,083	$243
Repayment of long term debt	-	(135)	-
Net cash provided by financing activities	$8,115	$11,948	$243

Net Increase In Cash And Cash Equivalents	$1,226	$281	$96

Cash and Cash Equivalents At Beginning Of Year	493	212	116
Cash And Cash Equivalents At End Of Year	$1,719	$493	$212

Under current regulations, the Bank is limited in the amount it may loan to the Corporation. Loans to the Corporation may not exceed ten percent of the Bank’s capital stock, surplus, and undivided profits plus the allowance for loan losses. Loans from the Bank to the Corporation are required to be collateralized. Accordingly, at December 31, 2014, Bank funds available for loans to the Corporation amounted to $14,819,000. The Bank has not made any loans to the Corporation.

Federal and state banking laws place certain restrictions on the amount of dividends a bank may make to its parent company. Michigan law limits the amount of dividends that the Bank can pay to the Corporation without regulatory approval to the amount of net income then on hand. The Bank entered in to a Consent Order with the FDIC effective July 22, 2010 that prohibits the Bank from declaring dividends payable to the Company without regulatory approval. The Consent Order was terminated effective June 30, 2014, however the Bank remains under an informal agreement with its federal and state regulators that requires their approval of any dividend payments by the Bank.

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk at December 31 were as follows (000s omitted):

	Contractual Amount
	2014	2013
Commitments to extend credit:
Unused portion of commercial lines of credit	$66,319	$68,159
Unused portion of credit card lines of credit	3,630	3,255
Unused portion of home equity lines of credit	19,544	16,769
Standby letters of credit and financial guarantees written	3,178	3,667
All other off-balance sheet assets	-	-

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

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and other business transactions. The letters of credit expire in 2015. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Various legal claims also arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

(18)	Quarterly Financial Information (Unaudited) (000s omitted):

2014	First	Second	Third	Fourth
Total Interest Income	$9,536	$9,540	$9,797	$9,666
Total Interest Expense	1,041	988	945	864
Net Interest Income	8,495	8,552	8,852	8,802
Provision for (Recovery of) Loan Losses	100	100	(700)	-
Other Income	3,664	3,584	2,125	3,980
Other Expenses	9,699	9,791	9,362	9,815
Income Before Provision For Income Taxes	2,360	2,245	2,315	2,967
Provision For Income Taxes	593	558	603	818
Net Income	$1,767	$1,687	$1,712	$2,149

Basic Earnings Per Common Share	$0.08	$0.08	$0.08	$0.09
Diluted Earnings Per Common Share	$0.08	$0.08	$0.07	$0.09

Dividends Declared Per Share	$-	$-	$-	$-

2013	First	Second	Third	Fourth
Total Interest Income	$10,061	$9,741	$9,764	$9,672
Total Interest Expense	2,017	1,652	1,225	1,143
Net Interest Income	8,044	8,089	8,539	8,529
Provision for Loan Losses	1,500	400	200	100
Other Income	3,988	3,989	4,116	3,838
Other Expenses	9,418	10,182	9,963	9,945
Income Before Provision For Income Taxes	1,114	1,496	2,492	2,322
Provision For (Benefit From) Income Taxes	-	-	(18,795)	682
Net Income	$1,114	$1,496	$21,287	$1,640

Basic Earnings Per Common Share	$0.06	$0.08	$1.19	$0.10
Diluted Earnings Per Common Share	$0.06	$0.08	$1.17	$0.10

Dividends Declared Per Share	$-	$-	$-	$-

(19)	Fair Value Disclosures

The following tables present information about the Corporation’s assets measured at fair value on a recurring basis at December 31, 2014 and 2013, and the valuation techniques used by the Corporation to determine those fair values.

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

Assets measured at fair value on a recurring basis are as follows (000’s omitted):

Investment Securities Available for Sale at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$-	$342,048	$-
MBS issued by U.S. Government Agencies		105,406
Obligations of States and Political Subdivisions	-	19,581	-
Corporate Debt Securities	-	4,002	-
Other Securities	2,139	-	-
Total Securities Available for Sale	$2,139	$471,037	$-

Investment Securities Available for Sale at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$-	$266,713	$-
MBS issued by U.S. Government Agencies		96,526
Obligations of States and Political Subdivisions	-	15,363	-
Trust Preferred CDO Securities	-	-	5,751
Corporate Debt Securities	-	8,071	-
Other Securities	2,087	445	-
Total Securities Available for Sale	$2,087	$387,118	$5,751

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale	2014	2013
Balance at January 1	$5,751	$5,406
Total realized and unrealized gains (losses) included in income	(2,574)	-
Total unrealized gains (losses) included in other comprehensive income	3,758	361
Net purchases, sales, calls and maturities	(6,935)	(16)
Net transfers in/out of Level 3	-	-
Balance at December 31	$-	$5,751

The Level 3 assets held by the Company at December 31, 2013 consisted of three pooled Trust Preferred Collateralized Debt Obligations (TruP CDOs). The Company sold all of its Level 3 available for sale securities in 2014. The Company did not sell any of its Level 3 available for sale securities in 2013. The Company did not purchase any Level 3 available for sale securities during 2014 or 2013.

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

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$35,670	$-	$-	$32,015
Other Real Estate Owned	$5,615	$-	$-	$5,615

	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$60,471	$-	$-	$53,474
Other Real Estate Owned	$9,628	$-	$-	$9,628

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

MBT Financial Corp. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2014, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be in the Corporation’s periodic SEC filings.

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

MBT Financial Corp.’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that assessment, management determined that, as of December 31, 2014, the Corporation’s internal control over financial reporting is effective, based on those criteria. The registered public accounting firm that audited the financial statements included in this annual report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting which can be found under Item 8 of this form 10-K.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2014, that materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

Item 11. Executive Compensation

Information required by this item is incorporated by reference from the sections captioned “Executive Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Corporate Governance – Related Party Transactions,” contained in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from the section entitled “Ownership of Voting Shares” in the Proxy Statement for the Annual Meeting of Shareholders that is to be filed with the Securities and Exchange Commission.

Securities authorized for issuance under equity compensation plans as of December 31, 2014 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column ( a ))
	( a )	( b )	( c )
Equity Compensation plans approved by security holders	820,339	$7.21	100,201
Equity Compensation plans not approved by security holders	0	0	0
Total	820,339	$7.21	100,201

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits

The following exhibits are filed as a part of this report:

3.1	Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2011.
3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.
10.1	MBT Financial Corp. 2008 Stock Incentive Compensation Plan. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on June 5, 2008.
10.2	Monroe Bank & Trust Salary Continuation Agreement with Ronald D. LaBeau. Previously filed as Exhibit 10.2 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
10.3	MBT Financial Corp. Amended and Restated Change in Control Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.5 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2005.
10.4	Monroe Bank & Trust Group Director Death Benefit Only Plan. Previously filed as Exhibit 10.4 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2006.
10.5	Monroe Bank & Trust Group Executive Death Benefit Only Plan. Previously filed as Exhibit 10.5 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2006.
10.6	Monroe Bank & Trust Amended and Restated Supplemental Executive Retirement Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended September 30, 2011.
10.7	MBT Financial Corp. Severance Agreements with Donald M. Lieto, Scott E. McKelvey, Audrey Mistor, Thomas G. Myers, and John L. Skibski. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on November 19, 2014.
10.8	MBT Financial Corp. Long-Term Incentive Compensation Plan filed as Exhibit 10.1 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
10.9	MBT Financial Corp. Executive Officer Annual Incentive Pay Plan
10.10	MBT Financial Corp. Director Deferred Compensation Plan
21	Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
23	Consent of Independent Auditors.
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2015		MBT FINANCIAL CORP.

	By:	/s/ John L. Skibski
John L. Skibski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 13, 2015

/s/ H. Douglas Chaffin	/s/ John L. Skibski
H. Douglas Chaffin	John L. Skibski
President, Chief Executive	Chief Financial Officer &
Officer & Director	Director

/s/ Michael J. Miller	/s/ Peter H. Carlton
Michael J. Miller	Peter H. Carlton
Chairman	Director

/s/ Joseph S. Daly	/s/ Edwin L. Harwood
Joseph S. Daly	Edwin L. Harwood
Director	Director

/s/ Debra J. Shah	/s/ Karen Wilson Smithbauer
Debra J. Shah	Karen Wilson Smithbauer
Director	Director

Exhibit Index

Number	Description of Exhibits

10.9	MBT Financial Corp. Executive Officer Annual Incentive Plan
10.10	MBT Financial Corp. Director Deferred Compensation Plan
21	Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
23	Consent of Independent Auditors.
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

