Form 10-Q
period 2015-03-31
MBT FINANCIAL CORP
filed 2015-05-11
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2015

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

As of May 11, 2015, there were 22,731,951 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015
Dollars in thousands	(Unaudited)	December 31, 2014
ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$11,434	$15,957
Interest bearing	40,123	36,165
Total cash and cash equivalents	51,557	52,122

Securities - Held to Maturity	36,354	32,613
Securities - Available for Sale	493,550	473,176
Federal Home Loan Bank stock - at cost	7,537	7,537

Loans held for sale	662	548

Loans	618,723	610,332
Allowance for Loan Losses	(13,191)	(13,208)
Loans - Net	605,532	597,124

Accrued interest receivable and other assets	26,299	29,465
Other Real Estate Owned	4,888	5,615
Bank Owned Life Insurance	52,096	51,825
Premises and Equipment - Net	28,578	28,632
Total assets	$1,307,053	$1,278,657

LIABILITIES
Deposits:
Non-interest bearing	$235,743	$218,221
Interest-bearing	899,569	893,590
Total deposits	1,135,312	1,111,811

Repurchase agreements	15,000	15,000
Interest payable and other liabilities	16,533	17,310
Total liabilities	1,166,845	1,144,121

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 shares authorized,
22,730,647 and 22,718,077 shares issued and outstanding)	23,120	23,037
Retained earnings	116,909	114,132
Accumulated other comprehensive income (loss)	179	(2,633)
Total stockholders' equity	140,208	134,536
Total liabilities and stockholders' equity	$1,307,053	$1,278,657

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended March 31,
Dollars in thousands, except per share data	2015	2014
Interest Income
Interest and fees on loans	$7,432	$7,079
Interest on investment securities-
Tax-exempt	275	307
Taxable	2,428	2,118
Interest on balances due from banks	26	32
Total interest income	10,161	9,536

Interest Expense
Interest on deposits	645	855
Interest on borrowed funds	174	186
Total interest expense	819	1,041

Net Interest Income	9,342	8,495
Provision For (Recovery Of) Loan Losses	(800)	100

Net Interest Income After
Provision For Loan Losses	10,142	8,395

Other Income
Income from wealth management services	1,222	1,134
Service charges and other fees	894	932
Debit card income	564	489
Net gain on sales of securities available for sale	236	57
Net gain (loss) on sales of Other Real Estate Owned	(263)	12
Origination fees on mortgage loans sold	129	62
Bank owned life insurance income	271	354
Rent income on Other Real Estate Owned	34	135
Other	538	489
Total other income	3,625	3,664

Other Expenses
Salaries and employee benefits	5,874	5,728
Occupancy expense	820	744
Equipment expense	734	617
Marketing expense	246	203
Professional fees	576	418
Other Real Estate Owned expenses	126	339
FDIC Deposit Insurance Assessment	414	640
Bonding and other insurance expense	230	264
Telephone expense	95	143
Other	704	603
Total other expenses	9,819	9,699

Income Before Income Taxes	3,948	2,360
Income Tax Expense	1,171	593
Net Income	$2,777	$1,767

Other Comprehensive Income (Loss) - Net of Tax
Unrealized gains (losses) on securities	2,941	3,559
Reclassification adjustment for losses
included in net income	(156)	(38)
Postretirement benefit liability	27	(293)
Total Other Comprehensive Income (Loss) - Net of Tax	2,812	3,228

Comprehensive Income (Loss)	$5,589	$4,995

Basic Earnings Per Common Share	$0.12	$0.08

Diluted Earnings Per Common Share	$0.12	$0.08

Common Stock Dividends Declared Per Share	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2015	$23,037	$114,132	$-	$(2,633)	$134,536

Issuance of Common Stock
SOSARs exercised (7,856 shares)	-	-	-	-	-
Other stock issued (4,714 shares)	26	-	-	-	26

Equity Compensation	57	-	-	-	57

Net income	-	2,777	-	-	2,777
Other comprehensive income - net of tax	-	-	-	2,812	2,812

Balance - March 31, 2015	$23,120	$116,909	$-	$179	$140,208

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2014	$14,671	$106,817	$(7)	$(10,873)	$110,608

Issuance of Common Stock
SOSARs exercised (2,162 shares)	-	-	-	-	-
Restricted stock awards (6,000 shares)	29	-	(29)	-	-
Other stock issued (652,725 shares)	2,778	-	-	-	2,778
Stock Offering Expense	(325)	-	-	-	(325)

Equity Compensation	46	-	5	-	51

Net income	-	1,767	-	-	1,767
Other comprehensive loss - net of tax	-	-	-	3,228	3,228

Balance - March 31, 2014	$17,199	$108,584	$(31)	$(7,645)	$118,107

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
Dollars in thousands	2015	2014
Cash Flows from Operating Activities
Net Income	$2,777	$1,767
Adjustments to reconcile net income to net cash from operating activities
Provision for (recovery of) loan losses	(800)	100
Depreciation	398	415
Decrease in net deferred federal income tax asset	1,155	593
Net amortization of investment premium and discount	282	255
Writedowns of Other Real Estate Owned	312	59
Net increase (decrease) in interest payable and other liabilities	(737)	294
Net (increase) decrease in interest receivable and other assets	443	(679)
Equity based compensation expense	58	51
Net gain on sale/settlement of securities	(236)	(57)
Increase in cash surrender value of life insurance	(271)	(353)
Net cash provided by operating activities	$3,381	$2,445

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$686	$3,146
Proceeds from maturities and redemptions of investment securities available for sale	47,011	4,578
Proceeds from sales of investment securities available for sale	8,430	22,376
Net (increase) decrease in loans	(7,807)	4,803
Proceeds from sales of other real estate owned	562	1,145
Proceeds from sales of other assets	65	1
Purchase of investment securities held to maturity	(4,439)	(4,590)
Purchase of investment securities available for sale	(71,629)	(46,829)
Purchase of bank premises and equipment	(352)	(615)
Net cash used for investing activities	$(27,473)	$(15,985)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$23,501	$(13,107)
Proceeds from issuance of common stock	26	2,453
Net cash provided by (used for) financing activities	$23,527	$(10,654)

Net Decrease in Cash and Cash Equivalents	$(565)	$(24,194)

Cash and Cash Equivalents at Beginning of Period	52,122	77,798
Cash and Cash Equivalents at End of Period	$51,557	$53,604

Supplemental Cash Flow Information
Cash paid for interest	$823	$1,039
Cash paid for federal income taxes	$15	$-

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$40	$1,280
Transfer of loans to other assets	$45	$-

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

2. EARNINGS PER SHARE

The calculations of earnings per common share are as follows:

	For the three months ended March 31,
	2015	2014
Basic
Net income	$2,777,000	$1,767,000
Average common shares outstanding	22,721,845	20,818,727
Earnings per common share - basic	$0.12	$0.08

Diluted
Net income	$2,777,000	$1,767,000
Average common shares outstanding	22,721,845	20,818,727
Equity compensation	184,489	294,199
Average common shares outstanding - diluted	22,906,334	21,112,926
Earnings per common share - diluted	$0.12	$0.08

3. STOCK BASED COMPENSATION

Stock Options - The following table summarizes the options that had been granted to certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

		Weighted Average
	Shares	Exercise Price
Options Outstanding, January 1, 2015	205,400	$19.08
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	89,500	23.40
Options Outstanding, March 31, 2015	115,900	$15.75
Options Exercisable, March 31, 2015	115,900	$15.75

Stock Only Stock Appreciation Rights (SOSARs) - On January 21, 2015, 72,500 Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain executives in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. The SOSARs have a term of ten years and vest in three equal annual installments beginning on December 31, 2015. The fair value of $2.85 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 57.07%, a risk free interest rate of 1.70% and dividend yield of 0.00%. The fair value of the Company’s common stock was $4.94 on the grant date.

SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant.

The following table summarizes the SOSARs that have been granted:

		Weighted Average
	SOSARs	Base Price
SOSARs Outstanding, January 1, 2015	557,439	$3.58
Granted	72,500	4.94
Exercised	21,166	2.31
Forfeited	7,502	3.82
Expired	-	-
SOSARs Outstanding, March 31, 2015	601,271	$3.78
SOSARs Exercisable, March 31, 2015	427,724	$3.51

The exercise of a SOSAR results in the issuance of a number of shares of common stock of the Company based on the appreciation of the market price of the stock over the exercise price of the SOSAR. The market value of the Company’s common stock on March 31, 2015 was $5.61. The value of the exercisable SOSARs that are in-the-money as of March 31, 2015 was $1,103,000, and exercise of those SOSARs on that date would have resulted in the issuance of 196,562 shares of common stock.

Restricted Stock Unit Awards – On January 21, 2015, 25,000 performance restricted stock units were awarded to certain key executive officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. Each Restricted Stock Unit (RSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a two year performance period that ends on December 31, 2016. Earned RSUs vest on December 31, 2017 and as of March 31, 2015 none of the RSUs were vested.

The total expense for equity based compensation was $83,000 in the first quarter of 2015 and $67,000 in the first quarter of 2014.

4. LOANS

The Bank makes commercial, consumer, and mortgage loans primarily to customers in Monroe County, Michigan, southern and western Wayne County, Michigan, Lenawee County, Michigan, and surrounding areas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the automotive, manufacturing, and real estate development economic sectors.

Loans consist of the following (000s omitted):

	March 31,	December 31,
	2015	2014
Residential real estate loans	$221,329	$223,701
Commercial and Construction real estate loans	263,511	262,395
Agriculture and agricultural real estate loans	17,106	16,700
Commercial and industrial loans	74,071	62,761
Loans to individuals for household, family, and other personal expenditures	42,706	44,775
Total loans, gross	$618,723	$610,332
Less: Allowance for loan losses	13,191	13,208
	$605,532	$597,124

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

The following table summarizes nonperforming assets (000’s omitted):

	March 31,	December 31,
	2015	2014
Nonaccrual loans	$12,329	$13,040
Loans 90 days past due and accruing	3	10
Restructured loans	22,788	22,896
Total nonperforming loans	$35,120	$35,946

Other real estate owned	4,888	5,615
Other assets	5	18
Nonperforming investment securities	-	-
Total nonperforming assets	$40,013	$41,579

Nonperforming assets to total assets	3.06%	3.25%
Allowance for loan losses to nonperforming loans	37.56%	36.74%

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

Activity in the allowance for loan losses during the three months ended March 31, 2015 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended March 31, 2015
Beginning Balance	$216	$1,361	$6,179	$803	$3,226	$1,423	$13,208
Charge-offs	-	(106)	-	-	(196)	(20)	(322)
Recoveries	7	74	161	609	223	31	1,105
Provision	32	51	(662)	(602)	(180)	561	(800)
Ending balance	$255	$1,380	$5,678	$810	$3,073	$1,995	$13,191

Allowance for loan losses as of March 31, 2015
Ending balance individually evaluated for impairment	$34	$449	$1,296	$671	$580	$212	$3,242
Ending balance collectively evaluated for impairment	221	931	4,382	139	2,493	1,783	9,949
Ending balance	$255	$1,380	$5,678	$810	$3,073	$1,995	$13,191

Loans as of March 31, 2015
Ending balance individually evaluated for impairment	$917	$1,255	$18,248	$1,969	$11,480	$523	$34,392
Ending balance collectively evaluated for impairment	16,189	72,816	232,479	10,815	209,849	42,183	584,331
Ending balance	$17,106	$74,071	$250,727	$12,784	$221,329	$42,706	$618,723

Activity in the allowance for loan losses during the three months ended March 31, 2014 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended March 31, 2014
Beginning Balance	$171	$1,989	$7,030	$1,397	$4,606	$1,016	$16,209
Charge-offs	-	(186)	(108)	(210)	(132)	(38)	(674)
Recoveries	-	33	65	234	165	26	523
Provision	34	(56)	473	9	(161)	(199)	100
Ending balance	$205	$1,780	$7,460	$1,430	$4,478	$805	$16,158

Allowance for loan losses as of March 31, 2014
Ending balance individually evaluated for impairment	$46	$920	$2,758	$1,150	$1,713	$248	$6,835
Ending balance collectively evaluated for impairment	159	860	4,702	280	2,765	557	9,323
Ending balance	$205	$1,780	$7,460	$1,430	$4,478	$805	$16,158

Loans as of March 31, 2014
Ending balance individually evaluated for impairment	$713	$2,304	$35,937	$4,013	$15,715	$596	$59,278
Ending balance collectively evaluated for impairment	13,842	56,491	228,069	10,858	209,484	13,784	532,528
Ending balance	$14,555	$58,795	$264,006	$14,871	$225,199	$14,380	$591,806

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

The portfolio segments in each credit risk grade as of March 31, 2015 are as follows (000s omitted):

Credit Quality Indicators as of March 31, 2015

Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$116	$5,842	$355	$5,180	$138,983	$38,777	$189,253
1	-	2,793	-	-	-	365	3,158
2	13	282	742	-	-	-	1,037
3	403	12,667	9,072	-	218	-	22,360
4	13,441	45,114	179,271	4,439	60,390	3,154	305,809
5	2,101	4,297	32,558	2,585	8,802	95	50,438
6	1,032	3,076	28,729	580	12,936	315	46,668
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$17,106	$74,071	$250,727	$12,784	$221,329	$42,706	$618,723

Performing	$16,109	$72,655	$233,018	$10,750	$209,062	$42,009	$583,603
Nonperforming	997	1,416	17,709	2,034	12,267	697	35,120
Total	$17,106	$74,071	$250,727	$12,784	$221,329	$42,706	$618,723

The portfolio segments in each credit risk grade as of December 31, 2014 are as follows (000s omitted):

Credit Quality Indicators as of December 31, 2014

Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$122	$2,700	$-	$5,402	$138,355	$40,371	$186,950
1	-	3,060	-	-	-	369	3,429
2	330	287	830	-	132	-	1,579
3	491	7,084	9,923	-	464	-	17,962
4	13,458	41,441	176,685	4,357	58,902	3,260	298,103
5	1,261	4,903	34,385	2,471	10,112	199	53,331
6	1,038	3,286	27,646	696	15,736	576	48,978
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$16,700	$62,761	$249,469	$12,926	$223,701	$44,775	$610,332

Performing	$15,702	$61,287	$231,461	$10,740	$211,143	$44,053	$574,386
Nonperforming	998	1,474	18,008	2,186	12,558	722	35,946
Total	$16,700	$62,761	$249,469	$12,926	$223,701	$44,775	$610,332

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of March 31, 2015 and December 31, 2014 (000s omitted):

March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$-	$-	$80	$80	$17,026	$17,106	$-
Commercial	52	133	72	257	73,814	74,071	3
Commercial Real Estate	2,117	143	1,727	3,987	246,740	250,727	-
Construction Real Estate	110	-	2	112	12,672	12,784	-
Residential Real Estate	2,553	292	740	3,585	217,744	221,329	-
Consumer and Other	163	11	32	206	42,500	42,706	-
Total	$4,995	$579	$2,653	$8,227	$610,496	$618,723	$3

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$449	$-	$80	$529	$16,171	$16,700	$-
Commercial	142	44	60	246	62,515	62,761	10
Commercial Real Estate	2,127	1,118	2,287	5,532	243,937	249,469	-
Construction Real Estate	334	-	-	334	12,592	12,926	-
Residential Real Estate	2,946	741	777	4,464	219,237	223,701	-
Consumer and Other	124	15	61	200	44,575	44,775	-
Total	$6,122	$1,918	$3,265	$11,305	$599,027	$610,332	$10

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

The following is a summary of non-accrual loans as of March 31, 2015 and December 31, 2014 (000s omitted):

	March 31, 2015	December 31, 2014
Agriculture and Agricultural Real Estate	$80	$80
Commercial	322	315
Commercial Real Estate	6,460	6,287
Construction Real Estate	186	409
Residential Real Estate	5,108	5,760
Consumer and Other	173	189
Total	$12,329	$13,040

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of March 31, 2015 and 2014 (000s omitted):

March 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$255	$255	$-	$255	$3
Commercial	346	392	-	413	5
Commercial Real Estate	7,976	8,603	-	8,365	76
Construction Real Estate	152	337	-	339	3
Residential Real Estate	6,610	7,412	-	7,035	85
Consumer and Other	35	35	-	37	1

With an allowance recorded:
Agriculture and Agricultural Real Estate	662	662	34	662	9
Commercial	909	923	449	936	11
Commercial Real Estate	10,272	12,264	1,296	11,903	124
Construction Real Estate	1,817	1,846	671	1,833	21
Residential Real Estate	4,870	5,278	580	5,055	57
Consumer and Other	488	488	212	491	5

Total:
Agriculture and Agricultural Real Estate	$917	$917	$34	$917	$12
Commercial	1,255	1,315	449	1,349	16
Commercial Real Estate	18,248	20,867	1,296	20,268	200
Construction Real Estate	1,969	2,183	671	2,172	24
Residential Real Estate	11,480	12,690	580	12,090	142
Consumer and Other	523	523	212	528	6

	Recorded Investment as of December 31, 2014	Unpaid Principal Balance as of December 31, 2014	Related Allowance as of December 31, 2014	Average Recorded Investment for the Three Months Ended March 31, 2014	Interest Income Recognized in the Three Months Ended March 31, 2014

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$256	$256	$-	$-	$-
Commercial	363	412	-	1,025	13
Commercial Real Estate	8,084	8,882	-	18,098	194
Construction Real Estate	297	954	-	1,257	2
Residential Real Estate	6,424	7,200	-	8,339	87
Consumer and Other	3	3	-	33	1

With an allowance recorded:
Agriculture and Agricultural Real Estate	661	661	34	712	9
Commercial	1,051	1,062	554	1,425	18
Commercial Real Estate	10,929	12,758	1,502	20,446	212
Construction Real Estate	1,820	1,851	671	3,177	33
Residential Real Estate	5,251	5,658	672	8,038	79
Consumer and Other	531	529	222	565	6

Total:
Agriculture and Agricultural Real Estate	$917	$917	$34	$712	$9
Commercial	1,414	1,474	554	2,450	31
Commercial Real Estate	19,013	21,640	1,502	38,544	406
Construction Real Estate	2,117	2,805	671	4,434	35
Residential Real Estate	11,675	12,858	672	16,377	166
Consumer and Other	534	532	222	598	7

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three month periods ended March 31, 2015 and March 31, 2014 are as follows (000s omitted from dollar amounts):

	Three months ended			Three months ended
	March 31, 2015			March 31, 2014
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	1	$314	$314
Commercial	-	-	-	-	-	-
Commercial Real Estate	1	332	332	2	946	931
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	-	-	-	3	265	230
Consumer and Other	-	-	-	-	-	-
Total	1	$332	$332	6	$1,525	$1,475

The Bank considers TDRs that become past due under the modified terms as defaulted. There were no loans that became TDRs during the three month periods ended March 31, 2015 and March 31, 2014 that subsequently defaulted during the three month periods ended March 31, 2015 and March 31, 2014, respectively.

The Company has allocated $2,775,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at March 31, 2015. In addition, there are no commitments to lend additional amounts to borrowers that are classified as troubled debt restructurings as of March 31, 2015 and March 31, 2014.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of March 31, 2015 and December 31, 2014 (000’s omitted):

	Held to Maturity
	March 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$35,854	$1,443	$(48)	$37,249
Corporate Debt Securities	500	-	-	500
	$36,354	$1,443	$(48)	$37,749

	Held to Maturity
	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$32,113	$1,287	$(69)	$33,331
Corporate Debt Securities	500	-	-	500
	$32,613	$1,287	$(69)	$33,831

	Available for Sale
	March 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$351,130	$2,940	$(1,056)	$353,014
Mortgage Backed Securities issued by U.S. Government Agencies	115,189	600	(476)	115,313
Obligations of States and Political Subdivisions	20,707	410	(54)	21,063
Corporate Debt Securities	1,982	19	-	2,001
Equity Securities	2,044	115	-	2,159
	$491,052	$4,084	$(1,586)	$493,550

	Available for Sale
	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$343,703	$1,372	$(3,027)	$342,048
Mortgage Backed Securities issued by U.S. Government Agencies	105,890	406	(890)	105,406
Obligations of States and Political Subdivisions	19,286	377	(82)	19,581
Corporate Debt Securities	3,975	27	-	4,002
Equity Securities	2,044	95	-	2,139
	$474,898	$2,277	$(3,999)	$473,176

The amortized cost and estimated market values of securities by contractual maturity as of March 31, 2015 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Contractual maturity in
1 year or less	$6,148	$6,161	$5,784	$5,806
After 1 year through five years	15,863	16,149	138,807	138,995
After 5 years through 10 years	11,478	12,142	216,248	218,213
After 10 years	2,865	3,297	12,980	13,064
Total	36,354	37,749	373,819	376,078
Mortgage Backed Securities	-	-	115,189	115,313
Securities with no stated maturity	-	-	2,044	2,159
Total	$36,354	$37,749	$491,052	$493,550

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014.

March 31, 2015

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$34,555	$154	$129,052	$902	$163,607	$1,056
Mortgage Backed Securities issued by U.S. Government Agencies	16,150	30	34,520	446	50,670	476
Obligations of States and Political Subdivisions	5,742	23	5,755	79	11,497	102
	$56,447	$207	$169,327	$1,427	$225,774	$1,634

December 31, 2014

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$47,695	$144	$159,650	$2,883	$207,345	$3,027
Mortgage Backed Securities issued by U.S. Government Agencies	32,756	175	40,556	715	73,312	890
Obligations of States and Political Subdivisions	9,341	52	4,276	99	13,617	151
	$89,792	$371	$204,482	$3,697	$294,274	$4,068

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at March 31, 2015. As of March 31, 2015 and December 31, 2014, there were 88 and 116 securities in an unrealized loss position, respectively.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014, and the valuation techniques used by the Company to determine those fair values.

					Total
	Carrying				Estimated
March 31, 2015	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$51,557	$51,557	$-	$-	$51,557
Securities - Held to Maturity
Obligations of States and Political Subdivisions	35,854	-	37,249	-	37,249
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	353,014	-	353,014	-	353,014
MBS issued by U.S. Government Agencies	115,313	-	115,313	-	115,313
Obligations of States and Political Subdivisions	21,063	-	21,063	-	21,063
Corporate Debt Securities	2,001	-	2,001	-	2,001
Other Securities	2,159	2,159	-	-	2,159

Federal Home Loan Bank Stock	7,537	-	7,537	-	7,537
Loans Held for Sale	662	-	-	700	700
Loans, net	605,532	-	-	616,027	616,027
Accrued Interest Receivable	4,336	-	-	4,336	4,336

Financial Liabilities:
Noninterest Bearing Deposits	235,743	235,743	-	-	235,743
Interest Bearings Deposits	899,569	-	901,519	-	901,519
Repurchase Agreements	15,000	-	15,709	-	15,709
Accrued Interest Payable	133	-	-	133	133

					Total
	Carrying				Estimated
December 31, 2014	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$52,122	$52,122	$-	$-	$52,122
Securities - Held to Maturity
Obligations of States and Political Subdivisions	32,113	-	33,331	-	33,331
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	342,048	-	342,048	-	342,048
MBS issued by U.S. Government Agencies	105,406	-	105,406	-	105,406
Obligations of States and Political Subdivisions	19,581	-	19,581	-	19,581
Corporate Debt Securities	4,002	-	4,002	-	4,002
Other Securities	2,139	2,139	-	-	2,139

Federal Home Loan Bank Stock	7,537	-	7,537	-	7,537
Loans Held for Sale	548	-	-	560	560
Loans, net	597,124	-	-	608,109	608,109
Accrued Interest Receivable	3,943	-	-	3,943	3,943

Financial Liabilities:
Noninterest Bearing Deposits	218,221	218,221	-	-	218,221
Interest Bearings Deposits	893,590	-	895,522	-	895,522
Repurchase Agreements	15,000	-	15,828	-	15,828
Accrued Interest Payable	137	-	-	137	137

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

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale	2015	2014
Balance at January 1	$-	$5,751
Total realized and unrealized losses included in income	-	(4)
Total unrealized gains included in other comprehensive income	-	(33)
Net purchases, sales, calls and maturities	-	-
Net transfers in/out of Level 3	-	-
Balance at March 31	$-	$5,714

The Company did not have any sales or purchases of Level 3 available for sale securities during the period. The Company sold all of its Level 3 Available for Sale securities in the second and third quarters of 2014.

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

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$34,392	$-	$-	$31,150
Other Real Estate Owned	$4,888	$-	$-	$4,888

	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$35,670	$-	$-	$32,015
Other Real Estate Owned	$5,615	$-	$-	$5,615

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	March 31,	December 31,
	2015	2014
Commitments to extend credit:
Unused portion of commercial lines of credit	$62,024	$66,319
Unused portion of credit card lines of credit	3,894	3,630
Unused portion of home equity lines of credit	20,088	19,544
Standby letters of credit and financial guarantees written	3,163	3,178
All other off-balance sheet commitments	-	-

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

The net profit of $2,777,000 for the quarter ended March 31, 2015 was an increase of $1,010,000 or 57.2% compared to the first quarter of 2014. The increase was the result of improved net interest income and a lower provision for loan losses. These improvements exceeded the decrease in non-interest income, and the increases in non-interest expense and federal income tax expense. This quarter marked the fifteenth consecutive quarterly profit following significant losses caused by the severe economic downturn that impacted the regional and national economies beginning in 2006, and the pre-tax profit of $3,948,000 was the largest quarterly pre-tax profit since the third quarter of 2007.

The national economic recovery is continuing, and the pace of the recovery in southeast Michigan is improving. Local unemployment rates improved significantly since 2011. Commercial and residential development property values are improving, but remain below pre-recession levels. Our total classified assets, which include internal watch list loans, other real estate owned, and non-performing and watch list investment securities, improved significantly during 2014 and this trend of improvement is continuing into 2015. Classified assets went down $3.1 million, or 5.6% during the first quarter of 2015, and decreased $36.8 million or 41.7% compared to a year ago. Loan recoveries exceeded charge offs by $783,000 in the first quarter of 2015, requiring us to record a negative provision expense of $800,000 in order to maintain an appropriate Allowance for Loan and Lease Losses (ALLL). The loan portfolio held for investment increased slightly during the quarter, and the ALLL as a percent of loans decreased from 2.16% to 2.13%. We will continue to assess the adequacy of our ALLL each quarter, and adjust it as necessary by debiting or crediting the provision expense.

Net Interest Income increased $847,000, or 10.0% compared to the first quarter of 2014 as the average earning assets increased $75.6 million and the net interest margin increased from 3.18% to 3.27%. The increase in the net interest margin was due to the collection of a large loan fee and interest income on the payoff of a non-accrual loan that had been partially charged off. The provision for loan losses decreased $900,000 compared to the first quarter of 2014 as we recovered $1,105,000 of previously charged off principal while only charging off $322,000 in this quarter. Non-interest income for the quarter decreased $39,000, primarily due to an increase in losses on Other Real Estate Owned. Non-interest expenses increased $120,000, as salaries and employee benefits, occupancy, equipment, and professional fees expenses increased. These increases were mitigated by a decrease in FDIC insurance costs that was due to a reduction in our assessment rate, and a decrease in other real estate expenses that was due to a reduction in foreclosed properties. We expect non-interest expenses to remain near the current level throughout 2015.

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

Financial Condition

The pace of the economic recovery has increased over the last year, with local unemployment and property values steadily improving throughout 2014 and into 2015. Management is focusing our efforts on improving asset quality, increasing net interest income, and improving non-interest income and expenses.

With respect to asset quality, our nonperforming assets (“NPAs”) decreased 3.8% during the quarter, from $41.6 million to $40.0 million, and total classified assets decreased 5.6% from $54.6 million to $51.6 million. Loan delinquencies decreased from 1.9% to 1.3% during the quarter, which is significantly better than the 2.7% total reported one year ago. Over the last twelve months, NPAs decreased $28.4 million, or 41.5%, with nonperforming loans decreasing 36.6% from $55.4 million to $35.1 million, and Other Real Estate Owned (“OREO”) decreasing 50.0% from $9.8 million to $4.9 million. Total classified assets, which include internally classified watch list loans, other real estate, and our portfolio of pooled trust preferred collateralized debt obligation securities, decreased $36.8 million, or 41.7%. The Company’s Allowance for Loan and Lease Losses (“ALLL”) decreased $3.0 million over the last four quarters in spite of growth in the loan portfolio because of the improvement in the quality of the assets in the loan portfolio and a decrease in the historical loss rates. The ALLL is now 2.13% of loans, down from 2.73% at March 31, 2014. The ALLL is 37.56% of nonperforming loans (“NPLs”), compared to 36.74% at year end and 29.17% at March 31, 2014. In light of current economic conditions, we believe that this level of ALLL adequately estimates the potential losses in the loan portfolio.

Since December 31, 2014, total loans held for investment increased 1.4% as new loan activity in the first quarter of 2015 was strong enough to cover payments received and other reductions in the quarter. Our pipeline of loans in process remains steady, and we expect new loan production to continue to exceed run off, resulting in an increase in loans outstanding, in the next few quarters.

Since December 31, 2014, deposits increased $23.5 million, or 2.1% due to normal seasonal fluctuations in local deposit activity. Along with the increase in deposit funding, capital increased $5.7 million, and as a result our total assets increased $28.4 million, or 2.2%. The Company expects deposit funding to gradually decrease later in the year due to the normal seasonal fluctuations. The expected loan growth and deposit reduction will be funded by reductions in our cash and investments. The increase in total capital during the first quarter of 2015 was due to the profit of $2.8 million and an increase of $2.8 million in the accumulated other comprehensive income (AOCI). AOCI increased mainly due to an increase in the value of our securities available for sale. The increase in capital caused the capital to assets ratio to increase from 10.52% at December 31, 2014 to 10.73% at March 31, 2015.

Results of Operations – First Quarter 2015 vs. First Quarter 2014

Net Interest Income - A comparison of the income statements for the three months ended March 31, 2015 and 2014 shows an increase of $847,000, or 10.0%, in Net Interest Income. Interest income on loans increased $353,000 or 5.0% as the average loans outstanding increased $19.1 million and the average yield on loans increased from 4.81% to 4.89%. The loan yield improved this quarter due to the collection of $421,000 of interest and fees on the payoff of a non-accrual loan. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $272,000 even though the yield decreased from 1.98% to 1.97% because the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $56.5 million. The Company continues to maintain a very high liquidity position by keeping a large amount of funds in low yielding short term investments and deposits in the Federal Reserve Bank. The interest expense on deposits decreased $210,000 or 24.6% even though the average deposits increased $58.6 million because the average cost of deposits decreased from 0.33% to 0.23%. The cost of borrowed funds decreased $12,000 as the average amount of borrowed funds decreased $12.0 million.

Provision for Loan Losses - The Provision for Loan Losses decreased from an expense of $100,000 in the first quarter of 2014 to a credit of $800,000 in the first quarter of 2015. We recovered $1,105,000 of previously charged off principal in the first quarter of 2015, while only charging off $322,000. This net recovery of $783,000 compared to net charge offs of $151,000 in the first quarter of 2014. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to an improvement in portfolio risk indicators and a decrease in the historical loss percentages, the amount of ALLL required at the end of the first quarter of 2015 remained unchanged from December 31, 2014 at approximately $13.2 million. This required us to record the negative provision expense of $800,000. The ALLL is 2.13% of loans as of March 31, 2015, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income decreased $39,000, or 1.1% compared to the first quarter of 2014. Excluding gains and losses on securities and other real estate owned activity, non-interest income increased $57,000, or 1.6%. Wealth management income increased $88,000 or 7.8% as the market value of assets managed increased due to new assets brought in and market value appreciation. Debit card income increased $75,000, or 15.3% and origination fees on mortgage loans sold increased $67,000, or 108.1%, both due to increased activity. Gains on securities transactions increased $179,000 due to the par call of a security owned at a discount in the first quarter of 2015. Income from other real estate activity decreased $275,000, primarily due to the write down of the carrying value of a commercial property in the first quarter of 2015. Rental income from other real estate properties decreased $101,000, or 74.8% due to a decrease in the number properties owned.

Other Expenses – Total non-interest expenses increased $120,000, or 1.2% compared to the first quarter of 2014. Salaries and Employee Benefits increased $146,000, or 2.5%, due to increases in salaries and wages, stock based compensation, and the accrual for the officers’ incentive program. Occupancy expense increased $76,000, or 10.2% as maintenance and repairs costs were higher due to higher snow removal expenses in 2015. Equipment expense went up $117,000, or 19.0% mainly due to one-time costs related to the conversion of the system used for our bill payment service. Professional fees increased $158,000, or 37.8% due to higher legal and consulting fees in the first quarter of 2015. FDIC insurance assessments decreased $226,000 as the termination of our consent order in the second quarter of 2014 resulted in a decrease in the assessment rate.

As a result of the above activity, the Profit Before Income Taxes in the first quarter of 2015 was $3,948,000, an increase of $1,588,000 compared to the pre-tax profit of $2,360,000 in the first quarter of 2014. The Company recorded a federal income tax expense of $1,171,000 in the first quarter of 2015, reflecting an effective tax rate of 29.7%, compared to the tax expense of $593,000 in the first quarter of 2014, which reflected an effective rate of 25.1%. The increase in the effective tax rate was the result of the decrease in the percentage of operating income that was from municipal investments and bank owned life insurance. The Net profit for the first quarter of 2015 was $2,777,000, an increase of 57.2% compared to the net profit of $1,767,000 in the first quarter of 2014.

Cash Flows

Cash flows provided by operating activities increased $936,000 compared to the first quarter of 2014 due to the increase of $1,010,000 in net income. Cash flows used for investing activities increased by $11.5 million from $16.0 million in the first quarter of 2014 to $27.5 million in the first quarter of 2015 as the additional cash from operations and financing activities was invested in loans. Loan growth used $12.6 million more cash in the first quarter of 2015 than it did in the first quarter of 2014 as the portfolio was still decreasing last year. The amount of cash used to purchase investment securities exceeded the cash provided by investment sales, redemptions, and maturities in both periods. In the first quarter of 2014, the cash used for investment purchases was the result of the Company’s effort to improve its interest income by investing its excess cash. In the first quarter of 2015, the cash used for investment purchases was provided by deposit growth. The amount of cash provided by financing activities in the first quarter of 2015 was $23.5 million as the deposit funding increased by that amount. In the first quarter of 2014, $10.7 million of cash was used for financing activities due to the decrease of $13.1 million in deposits. In the first quarter of 2015, the use of cash for investing activities exceeded the cash provided by operations and financing activities by $565,000, resulting in a decrease of that amount in cash and cash equivalents during the quarter. In the first quarter of 2014, the use of cash for investing and financing activities exceeded the small amount provided by operations, and the amount of cash and cash equivalents decreased by $24.2 million during the period.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of March 31, 2015, the Bank was not utilizing any of its authorized limit of $255 million with the Federal Home Loan Bank of Indianapolis, or its $20 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, or of its $25 million of federal funds line with a correspondent bank. The Company periodically draws on its overdraft and fed funds lines to ensure that funding will be available if needed.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first quarter of 2015 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $140.2 million at March 31, 2015 and $134.5 million at December 31, 2014. Common stock increased $83,000 due to the issuance of stock under compensation programs and for our Employee Stock Purchase Plan, retained earnings increased $2.8 million due to the year to date profit, and the Accumulated Other Comprehensive Income (AOCI) increased $2.8 million due to improvement in the value of our securities that are classified as Available For Sale. Total equity increased $5.7 million and total assets increased $28.4 million, so the ratio of equity to assets increased from 10.52% at December 31, 2014 to 10.73% at March 31, 2015.

Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 6% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%. The Basel III capital requirements that are being phased in beginning in the first quarter of 2015 increased the well capitalized requirement for the Tier 1 Capital as a percent of Risk Weighted Assets from 6% to 8%. Basel III also implemented the new Common Equity Tier 1 Capital to Risk Weighted Assets ratio, with a minimum of 6.5% required to be considered well capitalized.

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of March 31, 2015:
Total Capital to Risk-Weighted Assets
Consolidated	$142,692	18.58%	$76,807	10.0%
Monroe Bank & Trust	140,979	18.37%	76,764	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	132,939	17.31%	61,446	8.0%
Monroe Bank & Trust	131,235	17.10%	61,411	8.0%
Common Equity Tier 1 Capital to
Risk-Weighted Assets
Consolidated	132,939	17.31%	49,925	6.5%
Monroe Bank & Trust	131,235	17.10%	49,896	6.5%
Tier 1 Capital to Average Assets
Consolidated	132,939	10.33%	64,326	5.0%
Monroe Bank & Trust	131,235	10.20%	64,307	5.0%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital to Risk-Weighted Assets
Consolidated	$129,032	17.22%	$74,917	10.0%
Monroe Bank & Trust	127,400	17.01%	74,895	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	119,573	15.96%	44,950	6.0%
Monroe Bank & Trust	117,944	15.75%	44,937	6.0%
Tier 1 Capital to Average Assets
Consolidated	119,573	9.68%	61,731	5.0%
Monroe Bank & Trust	117,944	9.55%	61,721	5.0%

The Bank had entered into a Consent Order with its state and federal regulators on July 12, 2010. Since the termination of the Consent Order on June 30, 2014, the Bank continues to be subject to certain informal regulatory requirements and restrictions, including, among other things, requirements to maintain a Tier 1 leverage ratio of at least 9%, continue to reduce classified and delinquent assets, continually monitor its progress, and submit quarterly progress reports to the regulators. The Bank must also request prior approval from its state and federal regulators before paying dividends.

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank’s earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank’s market risk is monitored monthly and it has not changed significantly since year-end 2014.

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

Although the timing of the resolution and/or closure of the audit remains highly uncertain, the Company believes it is reasonably possible that the IRS will conclude this audit within the current year. Management will re-evaluate the estimated potential federal income tax payable noted above each quarter based on current, relevant facts.

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

Each month, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank’s net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of both gradual and sudden increases of 100, 200, 300, and 400 basis points and decreases of 100 and 200 basis points in the interest rates. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates.

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first three months of 2015, the Bank’s interest rate risk has remained within its policy limits.

The ALCO also monitors interest rate risk by estimating the effect of changes in interest rates on the economic value of the Bank’s equity each month. The economic value of the Bank’s equity is first determined by subtracting the fair value of the Bank’s liabilities from the fair value of the Bank’s assets. The Bank estimates the interest rate risk by calculating the effect of market interest rate changes on that economic value of its equity. For this analysis, the Bank assumes immediate parallel shifts of plus 100, 200, 300, and 400 basis points and minus 100 and 200 basis points in interest rates. The discount rates used to determine the present values of the loans and deposits, as well as the prepayment rates for the loans, are based on Management’s expectations of the effect of the rate changes on the market for loans and deposits. In addition, each quarter, the Bank conducts additional analyses that utilize other rate scenarios, such as larger shifts in rates and changes in the shape of the yield curve, to assess the Bank’s exposure to interest rate risk in stress scenarios.

The Bank’s interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2014.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

MBT Financial Corp. and its subsidiaries are not a party to, nor is any of their property the subject of any material legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Report on Form 10-K for the fiscal year ended December 31, 2014.

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

MBT Financial Corp.
(Registrant)

May 11, 2015	By	/s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President &
Chief Executive Officer

May 11, 2015	By	/s/ John L. Skibski
Date	John L. Skibski
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document