Form 10-Q
period 2015-06-30
MBT FINANCIAL CORP
filed 2015-08-10
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2015

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

As of August 10, 2015, there were 22,750,173 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015
Dollars in thousands	(Unaudited)	December 31, 2014

ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$14,398	$15,957
Interest bearing	9,175	36,165
Total cash and cash equivalents	23,573	52,122

Securities - Held to Maturity	35,277	32,613
Securities - Available for Sale	503,703	473,176
Federal Home Loan Bank stock - at cost	4,148	7,537

Loans held for sale	1,602	548

Loans	623,570	610,332
Allowance for Loan Losses	(13,079)	(13,208)
Loans - Net	610,491	597,124

Accrued interest receivable and other assets	28,189	29,465
Other Real Estate Owned	4,233	5,615
Bank Owned Life Insurance	52,373	51,825
Premises and Equipment - Net	28,515	28,632
Total assets	$1,292,104	$1,278,657

LIABILITIES
Deposits:
Non-interest bearing	$238,164	$218,221
Interest-bearing	883,116	893,590
Total deposits	1,121,280	1,111,811

Repurchase agreements	15,000	15,000
Interest payable and other liabilities	16,960	17,310
Total liabilities	1,153,240	1,144,121

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 shares authorized, 22,741,898 and 22,718,077 shares issued and outstanding)	23,270	23,037
Retained earnings	119,194	114,132
Unearned compensation	(30)	-
Accumulated other comprehensive loss	(3,570)	(2,633)
Total stockholders' equity	138,864	134,536
Total liabilities and stockholders' equity	$1,292,104	$1,278,657

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$7,154	$7,021	$14,586	$14,100
Interest on investment securities-
Tax-exempt	273	297	548	604
Taxable	2,436	2,200	4,864	4,318
Interest on balances due from banks	14	22	40	54
Total interest income	9,877	9,540	20,038	19,076

Interest Expense
Interest on deposits	619	801	1,264	1,656
Interest on borrowed funds	177	187	351	373
Total interest expense	796	988	1,615	2,029

Net Interest Income	9,081	8,552	18,423	17,047
Provision For (Recovery Of) Loan Losses	-	100	(800)	200

Net Interest Income After
Provision For Loan Losses	9,081	8,452	19,223	16,847

Other Income
Income from wealth management services	1,191	1,168	2,413	2,302
Service charges and other fees	1,030	968	1,924	1,900
Debit card income	591	542	1,155	1,031
Net gain on sales of securities available for sale	22	219	258	276
Net loss on sales of Other Real Estate Owned	(21)	(342)	(284)	(330)
Origination fees on mortgage loans sold	137	88	266	150
Bank owned life insurance income	362	351	633	705
Rent income on Other Real Estate Owned	103	130	137	265
Other	390	460	928	949
Total other income	3,805	3,584	7,430	7,248

Other Expenses
Salaries and employee benefits	5,750	5,804	11,624	11,532
Occupancy expense	606	670	1,426	1,414
Equipment expense	790	662	1,524	1,279
Marketing expense	308	212	554	415
Professional fees	550	521	1,126	939
Other Real Estate Owned expenses	179	361	305	700
FDIC Deposit Insurance Assessment	429	620	843	1,260
Bonding and other insurance expense	227	255	457	519
Telephone expense	109	104	204	247
Other	782	582	1,486	1,185
Total other expenses	9,730	9,791	19,549	19,490

Income Before Income Taxes	3,156	2,245	7,104	4,605
Income Tax Expense	871	558	2,042	1,151
Net Income	$2,285	$1,687	$5,062	$3,454

Other Comprehensive Income (Loss) - Net of Tax
Unrealized gains (losses) on securities	(3,760)	3,443	(819)	7,002
Reclassification adjustment for losses included in net income	(15)	(144)	(171)	(182)
Postretirement benefit liability	26	27	53	(266)
Total Other Comprehensive Income (Loss) - Net of Tax	(3,749)	3,326	(937)	6,554

Comprehensive Income (Loss)	$(1,464)	$5,013	$4,125	$10,008

Basic Earnings Per Common Share	$0.10	$0.08	$0.22	$0.16

Diluted Earnings Per Common Share	$0.10	$0.08	$0.22	$0.16

Common Stock Dividends Declared Per Share	$-	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2015	$23,037	$114,132	$-	$(2,633)	$134,536

Issuance of Common Stock
SOSARs exercised (8,301 shares)	-	-	-	-	-
Restricted stock awards (6,000 shares)	35	-	(35)	-	-
Other stock issued (9,520 shares)	53	-	-	-	53

Equity Compensation	145	-	5	-	150

Net income	-	5,062	-	-	5,062
Other comprehensive loss - net of tax	-	-	-	(937)	(937)

Balance - June 30, 2015	$23,270	$119,194	$(30)	$(3,570)	$138,864

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2014	$14,671	$106,817	$(7)	$(10,873)	$110,608

Issuance of Common Stock
SOSARs exercised (7,287 shares)	1	-	-	-	1
Restricted stock awards (6,000 shares)	29	-	(29)	-	-
Other stock issued (2,071,362 shares)	8,814	-	-	-	8,814
Stock Offering Expense	(754)	-	-	-	(754)

Equity Compensation	98	-	19	-	117

Net income	-	3,454	-	-	3,454
Other comprehensive income - net of tax	-	-	-	6,554	6,554

Balance - June 30, 2014	$22,859	$110,271	$(17)	$(4,319)	$128,794

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
Dollars in thousands	2015	2014

Cash Flows from Operating Activities
Net Income	$5,062	$3,454
Adjustments to reconcile net income to net cash from operating activities
Provision for (recovery of) loan losses	(800)	200
Depreciation	792	827
Decrease in net deferred federal income tax asset	1,711	1,102
Net amortization of investment premium and discount	651	483
Writedowns of Other Real Estate Owned	369	163
Net increase (decrease) in interest payable and other liabilities	(270)	489
Net increase in interest receivable and other assets	(324)	(741)
Equity based compensation expense	150	118
Net gain on sale/settlement of securities	(258)	(276)
Increase in cash surrender value of life insurance	(548)	(621)
Net cash provided by operating activities	$6,535	$5,198

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$6,005	$6,058
Proceeds from maturities and redemptions of investment securities available for sale	84,584	10,407
Proceeds from sales of investment securities available for sale	16,672	55,998
Net increase in loans	(13,715)	(5,300)
Proceeds from sales of other real estate owned	1,412	3,696
Proceeds from sales of other assets	75	25
Purchase of investment securities held to maturity	(8,707)	(4,590)
Purchase of investment securities available for sale	(130,248)	(97,323)
Purchase of bank premises and equipment	(684)	(1,382)
Net cash used for investing activities	$(44,606)	$(32,411)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$9,469	$(19,929)
Repayment of Federal Home Loan Bank borrowings	-	(12,000)
Proceeds from issuance of common stock	53	8,060
Net cash provided by (used for) financing activities	$9,522	$(23,869)

Net Decrease in Cash and Cash Equivalents	$(28,549)	$(51,082)

Cash and Cash Equivalents at Beginning of Period	52,122	77,798
Cash and Cash Equivalents at End of Period	$23,573	$26,716

Supplemental Cash Flow Information
Cash paid for interest	$1,629	$2,046
Cash paid for federal income taxes	$331	$49

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$40	$2,305
Transfer of loans to other assets	$54	$42

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

2. EARNINGS PER SHARE

The calculations of earnings per common share are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Basic
Net income	$2,285,000	$1,687,000	$5,062,000	$3,454,000
Average common shares outstanding	22,733,739	22,205,086	22,727,825	21,515,737
Earnings per common share - basic	$0.10	$0.08	$0.22	$0.16

Diluted
Net income	$2,285,000	$1,687,000	$5,062,000	$3,454,000
Average common shares outstanding	22,733,739	22,205,086	22,727,825	21,515,737
Equity compensation	197,805	293,150	190,172	289,428
Average common shares outstanding - diluted	22,931,544	22,498,236	22,917,997	21,805,165
Earnings per common share - diluted	$0.10	$0.08	$0.22	$0.16

3. STOCK BASED COMPENSATION

Stock Options - The following table summarizes the options that had been granted to certain key executives in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

		Weighted Average
	Shares	Exercise Price
Options Outstanding, January 1, 2015	205,400	$19.08
Granted	-	-
Exercised	-	-
Forfeited	5,500	15.83
Expired	89,500	23.40
Options Outstanding, June 30, 2015	110,400	$15.74
Options Exercisable, June 30, 2015	110,400	$15.74

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

On May 28, 2015, 55,500 Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain executives in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. The SOSARs have a term of ten years and vest in three equal annual installments beginning on December 31, 2015. The fair value of $2.44 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 55.57%, a risk free interest rate of 1.90% and dividend yield of 3.00%. The fair value of the Company’s common stock was $5.79 on the grant date.

SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant.

The following table summarizes the SOSARs that have been granted:

		Weighted Average
	SOSARs	Base Price
SOSARs Outstanding, January 1, 2015	557,439	$3.58
Granted	128,000	5.31
Exercised	22,666	2.36
Forfeited	11,502	5.46
Expired	-	-
SOSARs Outstanding, June 30, 2015	651,271	$3.93
SOSARs Exercisable, June 30, 2015	422,224	$3.46

The exercise of a SOSAR results in the issuance of a number of shares of common stock of the Company based on the appreciation of the market price of the stock over the exercise price of the SOSAR. The market value of the Company’s common stock on June 30, 2015 was $5.74. The value of the exercisable SOSARs that are in-the-money as of June 30, 2015 was $1,144,000, and exercise of those SOSARs on that date would have resulted in the issuance of 199,380 shares of common stock.

Restricted Stock Unit Awards – On January 21, 2015, 25,000 performance restricted stock units were awarded to certain key executive officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. Each Restricted Stock Unit (RSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a two year performance period that ends on December 31, 2016. Earned RSUs vest on December 31, 2017 and as of June 30, 2015 none of the RSUs were vested.

Restricted Stock Awards – On May 28, 2015, 6,000 restricted shares were awarded to certain non-executive members of the board of directors in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. The restricted shares vest on December 31, 2015. The expense for the restricted stock is based on the grant date value of $5.79 and is recognized over the vesting period. The unrecognized cost related to the non-vested restricted stock awards was $30,000 as of June 30, 2015.

The total expense for equity based compensation was $94,000 in the second quarter of 2015 and $79,000 in the second quarter of 2014. The total expense for equity based compensation was $177,000 in the first six months of 2015 and $146,000 in the first six months of 2014.

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

Loans consist of the following (000s omitted):

	June 30,	December 31,
	2015	2014
Residential real estate loans	$217,538	$223,701
Commercial and Construction real estate loans	263,168	262,395
Agriculture and agricultural real estate loans	18,976	16,700
Commercial and industrial loans	83,625	62,761
Loans to individuals for household, family, and other personal expenditures	40,263	44,775
Total loans, gross	$623,570	$610,332
Less: Allowance for loan losses	13,079	13,208
Net Loans	$610,491	$597,124

Loans are placed in a nonaccrual status when, in the opinion of Management, the collection of additional interest is doubtful. All loan relationships over $250,000 that are classified by Management as nonperforming as well as selected performing accounts and all renegotiated loans are reviewed for impairment each quarter. Allowances for loans determined to be impaired are included in the allowance for loan losses. All cash received on nonaccrual loans is applied to the principal balance. Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due, restructured loans, nonaccrual investment securities, other real estate owned, and other repossessed assets. Other real estate owned includes real estate that has been acquired in full or partial satisfaction of loan obligations or upon foreclosure and real estate that the bank has purchased but no longer intends to use for bank premises.

The following table summarizes nonperforming assets (000’s omitted):

	June 30,	December 31,
	2015	2014
Nonaccrual loans	$11,135	$13,040
Loans 90 days past due and accruing	-	10
Restructured loans	22,812	22,896
Total nonperforming loans	$33,947	$35,946

Other real estate owned	4,233	5,615
Other assets	4	18
Nonperforming investment securities	-	-
Total nonperforming assets	$38,184	$41,579

Nonperforming assets to total assets	2.95%	3.25%
Allowance for loan losses to nonperforming loans	38.53%	36.74%

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

Activity in the allowance for loan losses during the three and six months ended June 30, 2015 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended June 30, 2015
Beginning Balance	$255	$1,380	$5,678	$810	$3,073	$1,995	$13,191
Charge-offs	(75)	(58)	(120)	-	(57)	(97)	(407)
Recoveries	3	97	21	12	133	29	295
Provision	242	62	(142)	(199)	(79)	116	-
Ending balance	$425	$1,481	$5,437	$623	$3,070	$2,043	$13,079

Allowance for loan losses: For the six months ended June 30, 2015
Beginning Balance	$216	$1,361	$6,179	$803	$3,226	$1,423	$13,208
Charge-offs	(75)	(164)	(120)	-	(253)	(117)	(729)
Recoveries	10	171	182	621	356	60	1,400
Provision	274	113	(804)	(801)	(259)	677	(800)
Ending balance	$425	$1,481	$5,437	$623	$3,070	$2,043	$13,079

Allowance for loan losses as of June 30, 2015
Ending balance individually evaluated for impairment	$80	$473	$913	$478	$630	$208	$2,782
Ending balance collectively evaluated for impairment	345	1,008	4,524	145	2,440	1,835	10,297
Ending balance	$425	$1,481	$5,437	$623	$3,070	$2,043	$13,079

Loans as of June 30, 2015
Ending balance individually evaluated for impairment	$892	$1,276	$16,827	$1,819	$12,117	$514	$33,445
Ending balance collectively evaluated for impairment	18,084	82,349	233,178	11,344	205,421	39,749	590,125
Ending balance	$18,976	$83,625	$250,005	$13,163	$217,538	$40,263	$623,570

Activity in the allowance for loan losses during the three and six months ended June 30, 2014 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended June 30, 2014
Beginning Balance	$205	$1,780	$7,460	$1,430	$4,478	$805	$16,158
Charge-offs	-	(440)	(1,103)	-	(79)	(40)	(1,662)
Recoveries	5	56	211	20	73	40	405
Provision	4	(108)	967	(303)	(192)	(268)	100
Ending balance	$214	$1,288	$7,535	$1,147	$4,280	$537	$15,001

Allowance for loan losses: For the six months ended June 30, 2014
Beginning Balance	$171	$1,989	$7,030	$1,397	$4,606	$1,016	$16,209
Charge-offs	-	(626)	(1,211)	(210)	(211)	(78)	(2,336)
Recoveries	5	89	276	254	238	66	928
Provision	38	(164)	1,440	(294)	(353)	(467)	200
Ending balance	$214	$1,288	$7,535	$1,147	$4,280	$537	$15,001

Allowance for loan losses as of June 30, 2014
Ending balance individually evaluated for impairment	$36	$511	$2,234	$900	$1,713	$243	$5,637
Ending balance collectively evaluated for impairment	178	777	5,301	247	2,567	294	9,364
Ending balance	$214	$1,288	$7,535	$1,147	$4,280	$537	$15,001

Loans as of June 30, 2014
Ending balance individually evaluated for impairment	$947	$1,870	$27,281	$3,221	$14,438	$556	$48,313
Ending balance collectively evaluated for impairment	16,260	61,093	238,694	11,628	208,011	14,585	550,271
Ending balance	$17,207	$62,963	$265,975	$14,849	$222,449	$15,141	$598,584

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

The portfolio segments in each credit risk grade as of June 30, 2015 are as follows (000s omitted):

Credit Quality Indicators as of June 30, 2015

Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$113	$4,936	$338	$5,410	$137,651	$36,305	$184,753
1	-	2,500	-	-	-	-	2,500
2	173	284	572	-	-	366	1,395
3	400	14,785	9,043	-	213	-	24,441
4	15,039	54,369	182,901	4,767	57,611	3,259	317,946
5	2,075	4,064	33,221	2,522	8,620	82	50,584
6	1,176	2,687	23,930	464	13,443	251	41,951
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$18,976	$83,625	$250,005	$13,163	$217,538	$40,263	$623,570

Performing	$17,865	$82,258	$233,612	$11,299	$204,953	$39,636	$589,623
Nonperforming	1,111	1,367	16,393	1,864	12,585	627	33,947
Total	$18,976	$83,625	$250,005	$13,163	$217,538	$40,263	$623,570

The portfolio segments in each credit risk grade as of December 31, 2014 are as follows (000s omitted):

Credit Quality Indicators as of December 31, 2014

Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$122	$2,700	$-	$5,402	$138,355	$40,371	$186,950
1	-	3,060	-	-	-	369	3,429
2	330	287	830	-	132	-	1,579
3	491	7,084	9,923	-	464	-	17,962
4	13,458	41,441	176,685	4,357	58,902	3,260	298,103
5	1,261	4,903	34,385	2,471	10,112	199	53,331
6	1,038	3,286	27,646	696	15,736	576	48,978
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$16,700	$62,761	$249,469	$12,926	$223,701	$44,775	$610,332

Performing	$15,702	$61,287	$231,461	$10,740	$211,143	$44,053	$574,386
Nonperforming	998	1,474	18,008	2,186	12,558	722	35,946
Total	$16,700	$62,761	$249,469	$12,926	$223,701	$44,775	$610,332

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of June 30, 2015 and December 31, 2014 (000s omitted):

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$283	$-	$219	$502	$18,474	$18,976	$-
Commercial	77	27	91	195	83,430	83,625	-
Commercial Real Estate	3,003	1,166	914	5,083	244,922	250,005	-
Construction Real Estate	-	-	-	-	13,163	13,163	-
Residential Real Estate	1,621	355	1,005	2,981	214,557	217,538	-
Consumer and Other	33	-	7	40	40,223	40,263	-
Total	$5,017	$1,548	$2,236	$8,801	$614,769	$623,570	$-

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$449	$-	$80	$529	$16,171	$16,700	$-
Commercial	142	44	60	246	62,515	62,761	10
Commercial Real Estate	2,127	1,118	2,287	5,532	243,937	249,469	-
Construction Real Estate	334	-	-	334	12,592	12,926	-
Residential Real Estate	2,946	741	777	4,464	219,237	223,701	-
Consumer and Other	124	15	61	200	44,575	44,775	-
Total	$6,122	$1,918	$3,265	$11,305	$599,027	$610,332	$10

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

The following is a summary of non-accrual loans as of June 30, 2015 and December 31, 2014 (000s omitted):

	June 30, 2015	December 31, 2014
Agriculture and Agricultural Real Estate	$218	$80
Commercial	272	315
Commercial Real Estate	5,397	6,287
Construction Real Estate	76	409
Residential Real Estate	5,058	5,760
Consumer and Other	114	189
Total	$11,135	$13,040

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of June 30, 2015 and 2014 (000s omitted):

June 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended	Average Recorded Investment for the Six Months Ended	Interest Income Recognized in the Six Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$-	$-	$-
Commercial	156	166	-	170	3	174	6
Commercial Real Estate	8,010	8,705	-	8,380	83	8,430	175
Construction Real Estate	17	199	-	211	1	247	3
Residential Real Estate	7,308	8,100	-	7,782	93	7,830	187
Consumer and Other	34	34	-	35	1	36	1

With an allowance recorded:
Agriculture and Agricultural Real Estate	892	891	80	904	12	911	24
Commercial	1,120	1,167	473	1,199	15	1,227	28
Commercial Real Estate	8,817	10,390	913	10,843	105	10,900	207
Construction Real Estate	1,802	1,833	478	1,823	21	1,828	42
Residential Real Estate	4,809	5,214	630	4,985	45	4,988	97
Consumer and Other	480	479	208	483	5	487	11

Total:
Agriculture and Agricultural Real Estate	$892	$891	$80	$904	$12	$911	$24
Commercial	1,276	1,333	473	1,369	18	1,401	34
Commercial Real Estate	16,827	19,095	913	19,223	188	19,330	382
Construction Real Estate	1,819	2,032	478	2,034	22	2,075	45
Residential Real Estate	12,117	13,314	630	12,767	138	12,818	284
Consumer and Other	514	513	208	518	6	523	12

	Recorded Investment as of December 31, 2014	Unpaid Principal Balance as of December 31, 2014	Related Allowance as of December 31, 2014	Average Recorded Investment for the Three Months Ended June 30, 2014	Interest Income Recognized in the Three Months Ended June 30, 2014	Average Recorded Investment for the Six Months Ended June 30, 2014	Interest Income Recognized in the Six Months Ended June 30, 2014

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$256	$256	$-	$259	$2	$259	$3
Commercial	363	412	-	873	17	921	26
Commercial Real Estate	8,084	8,882	-	13,717	230	14,807	388
Construction Real Estate	297	954	-	925	13	972	18
Residential Real Estate	6,424	7,200	-	7,350	84	7,426	168
Consumer and Other	3	3	-	55	1	57	2

With an allowance recorded:
Agriculture and Agricultural Real Estate	661	661	34	701	9	707	19
Commercial	1,051	1,062	554	1,162	16	1,176	31
Commercial Real Estate	10,929	12,758	1,502	14,712	163	14,749	323
Construction Real Estate	1,820	1,851	671	2,775	29	2,865	60
Residential Real Estate	5,251	5,658	672	7,801	87	7,648	158
Consumer and Other	531	529	222	503	5	507	11

Total:
Agriculture and Agricultural Real Estate	$917	$917	$34	$960	$11	$966	$22
Commercial	1,414	1,474	554	2,035	33	2,097	57
Commercial Real Estate	19,013	21,640	1,502	28,429	393	29,556	711
Construction Real Estate	2,117	2,805	671	3,700	42	3,837	78
Residential Real Estate	11,675	12,858	672	15,151	171	15,074	326
Consumer and Other	534	532	222	558	6	564	13

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three and six month periods ended June 30, 2015 and June 30, 2014 are as follows (000s omitted from dollar amounts):

	Three months ended			Six months ended
	June 30, 2015			June 30, 2015
	Number of Contracts	Pre-Modification Recorded Principal Balance	Post-Modification Recorded Principal Balance	Number of Contracts	Pre-Modification Recorded Principal Balance	Post-Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	1	66	64	1	66	64
Commercial Real Estate	2	352	304	3	684	636
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	7	581	533	7	581	533
Consumer and Other	-	-	-	-	-	-
Total	10	$999	$901	11	$1,331	$1,233

	Three months ended			Six months ended
	June 30, 2014			June 30, 2014
	Number of Contracts	Pre-Modification Recorded Principal Balance	Post-Modification Recorded Principal Balance	Number of Contracts	Pre-Modification Recorded Principal Balance	Post-Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	1	$314	$314
Commercial	4	295	91	4	295	91
Commercial Real Estate	2	301	140	4	1,247	1,059
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	7	579	556	10	844	779
Consumer and Other	-	-	-	-	-	-
Total	13	$1,175	$787	19	$2,700	$2,243

The Bank considers TDRs that become past due under the modified terms as defaulted. There were no loans that became TDRs during the three and six month periods ended June 30, 2015 and June 30, 2014 that subsequently defaulted during the three month periods ended June 30, 2015 and June 30, 2014, respectively.

The Company has allocated $2,650,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at June 30, 2015. In addition, there were no commitments to lend additional amounts to borrowers that are classified as troubled debt restructurings as of June 30, 2015 and June 30, 2014.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of June 30, 2015 and December 31, 2014 (000’s omitted):

	Held to Maturity
	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$34,777	$1,086	$(290)	$35,573
Corporate Debt Securities	500	-	-	500
	$35,277	$1,086	$(290)	$36,073

	Available for Sale
	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$363,481	$1,057	$(3,799)	$360,739
Mortgage Backed Securities issued by U.S. Government Agencies	116,943	216	(1,038)	116,121
Obligations of States and Political Subdivisions	17,467	318	(76)	17,709
Corporate Debt Securities	6,990	11	-	7,001
Equity Securities	2,044	89	-	2,133
	$506,925	$1,691	$(4,913)	$503,703

	Held to Maturity
	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$32,113	$1,287	$(69)	$33,331
Corporate Debt Securities	500	-	-	500
	$32,613	$1,287	$(69)	$33,831

	Available for Sale
	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$343,703	$1,372	$(3,027)	$342,048
Mortgage Backed Securities issued by U.S. Government Agencies	105,890	406	(890)	105,406
Obligations of States and Political Subdivisions	19,286	377	(82)	19,581
Corporate Debt Securities	3,975	27	-	4,002
Equity Securities	2,044	95	-	2,139
	$474,898	$2,277	$(3,999)	$473,176

The amortized cost and estimated market values of securities by contractual maturity as of June 30, 2015 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Contractual maturity in
1 year or less	$4,383	$4,426	$4,756	$4,771
After 1 year through five years	17,818	18,024	129,538	129,078
After 5 years through 10 years	10,186	10,606	236,228	234,397
After 10 years	2,890	3,017	17,416	17,203
Total	35,277	36,073	387,938	385,449
Mortgage Backed Securities	-	-	116,943	116,121
Securities with no stated maturity	-	-	2,044	2,133
Total	$35,277	$36,073	$506,925	$503,703

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014.

	June 30, 2015

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$134,877	$1,760	$119,424	$2,039	$254,301	$3,799
Mortgage Backed Securities issued by U.S. Government Agencies	62,638	433	31,842	605	94,480	1,038
Obligations of States and Political Subdivisions	14,109	241	5,230	125	19,339	366
	$211,624	$2,434	$156,496	$2,769	$368,120	$5,203

	December 31, 2014

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$47,695	$144	$159,650	$2,883	$207,345	$3,027
Mortgage Backed Securities issued by U.S. Government Agencies	32,756	175	40,556	715	73,312	890
Obligations of States and Political Subdivisions	9,341	52	4,276	99	13,617	151
	$89,792	$371	$204,482	$3,697	$294,274	$4,068

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at June 30, 2015. As of June 30, 2015 and December 31, 2014, there were 168 and 116 securities in an unrealized loss position, respectively.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014, and the valuation techniques used by the Company to determine those fair values.

					Total
	Carrying				Estimated
June 30, 2015	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$23,573	$23,573	$-	$-	$23,573
Securities - Held to Maturity
Obligations of States and Political Subdivisions	34,777	-	35,573	-	35,573
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	360,739	-	360,739	-	360,739
MBS issued by U.S. Government Agencies	116,121	-	116,121	-	116,121
Obligations of States and Political Subdivisions	17,709	-	17,709	-	17,709
Corporate Debt Securities	7,001	-	7,001	-	7,001
Other Securities	2,133	2,133	-	-	2,133

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	1,602	-	-	1,638	1,638
Loans, net	610,491	-	-	620,207	620,207
Accrued Interest Receivable	4,006	-	-	4,006	4,006

Financial Liabilities:
Noninterest Bearing Deposits	238,164	238,164	-	-	238,164
Interest Bearings Deposits	883,116	-	884,991	-	884,991
Repurchase Agreements	15,000	-	15,568	-	15,568
Accrued Interest Payable	123	-	-	123	123

					Total
	Carrying				Estimated
December 31, 2014	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$52,122	$52,122	$-	$-	$52,122
Securities - Held to Maturity
Obligations of States and Political Subdivisions	32,113	-	33,331	-	33,331
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	342,048	-	342,048	-	342,048
MBS issued by U.S. Government Agencies	105,406	-	105,406	-	105,406
Obligations of States and Political Subdivisions	19,581	-	19,581	-	19,581
Corporate Debt Securities	4,002	-	4,002	-	4,002
Other Securities	2,139	2,139	-	-	2,139

Federal Home Loan Bank Stock	7,537	-	7,537	-	7,537
Loans Held for Sale	548	-	-	560	560
Loans, net	597,124	-	-	608,109	608,109
Accrued Interest Receivable	3,943	-	-	3,943	3,943

Financial Liabilities:
Noninterest Bearing Deposits	218,221	218,221	-	-	218,221
Interest Bearings Deposits	893,590	-	895,522	-	895,522
Repurchase Agreements	15,000	-	15,828	-	15,828
Accrued Interest Payable	137	-	-	137	137

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

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale	2015	2014
Balance at January 1	$-	$5,751
Total realized and unrealized losses included in income	-	(21)
Total unrealized gains included in other comprehensive income	-	362
Net purchases, sales, calls and maturities	-	(125)
Net transfers in/out of Level 3	-	-
Balance at June 30	$-	$5,967

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

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$33,445	$-	$-	$30,663
Other Real Estate Owned	$4,233	$-	$-	$4,233

	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$35,670	$-	$-	$32,015
Other Real Estate Owned	$5,615	$-	$-	$5,615

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	June 30, 2015	December 31, 2014
Commitments to extend credit:
Unused portion of commercial lines of credit	$65,825	$66,319
Unused portion of credit card lines of credit	3,996	3,630
Unused portion of home equity lines of credit	20,972	19,544
Standby letters of credit and financial guarantees written	3,136	3,178
All other off-balance sheet commitments	-	-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

MBT Financial Corp. (the “Company”) is a bank holding company with one commercial bank subsidiary, Monroe Bank & Trust (“the Bank”). The Bank operates 17 branch offices in Monroe County, Michigan and 7 branch offices in Wayne County, Michigan, and a loan and wealth management office in Lenawee County, Michigan. The Bank’s primary source of income is interest income on its loans and investments and its primary expense is interest expense on its deposits and borrowings. The discussion and analysis should be read in conjunction with the accompanying consolidated statements and footnotes.

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

The net profit of $2,285,000 for the quarter ended June 30, 2015 was an increase of $598,000 or 35.4% compared to the second quarter of 2014. The increase was the result of improvement in net interest income, non interest income, non interest expense, and a lower provision for loan losses. These improvements resulted in increases in income before taxes and in federal income tax expense. This quarter marked the sixteenth consecutive quarterly profit following significant losses caused by the severe economic downturn that impacted the regional and national economies beginning in 2006.

The national economic recovery is continuing, and the recovery in southeast Michigan is strong. Local unemployment rates continued to improve, and total employment is also growing. Commercial and residential development property values continue to improve, with some values reaching or exceeding their pre-recession levels. Our total classified assets, which include internal watch list loans, other real estate owned, and non-performing and watch list investment securities, improved significantly during 2014 and this trend of improvement is continuing through the first half of 2015. Classified assets went down $5.4 million, or 10.4% during the second quarter of 2015, and decreased $34.8 million or 43.0% compared to a year ago. Loan recoveries decreased in the second quarter of 2015, but net charge offs for the quarter remained low at 0.07% of loans, annualized. Due to the low charge offs and improving loan quality metrics, we did not need to record a provision expense to maintain an appropriate Allowance for Loan and Lease Losses (ALLL). The loan portfolio held for investment increased slightly during the quarter, and the ALLL as a percent of loans decreased from 2.13% to 2.09%. We will continue to assess the adequacy of our ALLL each quarter, and adjust it as necessary by debiting or crediting the provision expense.

Net Interest Income increased $529,000, or 6.2% compared to the second quarter of 2014 even though the net interest margin decreased from 3.15% to 3.12% as the average earning assets increased $76.7 million. The net interest margin decreased because the yield on earnings assets decreased more than the cost of interest bearing liabilities as interest rates remain at historically low levels. The provision for loan losses decreased $100,000 compared to the second quarter of 2014 as we were able to maintain an adequate ALLL without recording a provision expense this quarter. Non-interest income for the quarter increased $221,000, primarily due to a decrease in the losses on Other Real Estate Owned. Non-interest expenses decreased $61,000, as salaries and employee benefits, occupancy, OREO expense, FDIC deposit insurance assessments, and insurance expenses decreased. These decreases were partially offset by increases in equipment and marketing expenses that were related to some product changes and enhancements. We expect non-interest expenses to remain near the current level throughout the second half of 2015.

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

Financial Condition

The pace of the regional economic recovery has increased over the last year, with local unemployment and property values steadily improving throughout 2014 and the first half of 2015. Management efforts are focused on improving asset quality, increasing net interest income, and improving non-interest income and expenses.

With respect to asset quality, our nonperforming assets (“NPAs”) decreased 4.6% during the quarter, from $40.0 million to $38.2 million, and total classified assets decreased 10.4% from $51.6 million to $46.2 million. Loan delinquencies increased from 1.3% to 1.4% during the quarter, but remain below the 1.9% total at the end of 2014 and the 2.0% total reported one year ago. Over the last twelve months, NPAs decreased $21.9 million, or 36.4%, with nonperforming loans decreasing 30.3% from $48.7 million to $33.9 million, and Other Real Estate Owned (“OREO”) decreasing 46.6% from $7.9 million to $4.2 million. Total classified assets, which include internally classified watch list loans, other real estate, and watch list investment securities, decreased $34.8 million, or 43.0%. The Company’s Allowance for Loan and Lease Losses (“ALLL”) decreased $1.9 million over the last four quarters in spite of growth in the loan portfolio because of the improvement in the quality of the assets in the loan portfolio and a decrease in the historical loss rates. The ALLL is now 2.09% of loans, down from 2.50% at June 30, 2014. The ALLL is 38.53% of nonperforming loans (“NPLs”), compared to 36.74% at year end and 30.80% at June 30, 2014. In light of current economic conditions, we believe that this level of ALLL adequately estimates the potential losses in the loan portfolio.

Since December 31, 2014, total loans held for investment increased 2.2% as new loan activity in the first half of 2015 was strong enough to cover payments received and other reductions in the period. Our pipeline of loans in process remains steady, and we expect new loan production to continue to exceed run off, resulting in an increase in loans outstanding, in the next few quarters.

Since December 31, 2014, deposits increased $9.5 million, other liabilities decreased $0.4 million and capital increased $4.3 million, and as a result our total assets increased $13.4 million, or 1.1%. The Company expects minimal deposit funding growth for the remainder of the year as expected growth in local deposits will be offset by the maturity of $5.1 million in brokered certificates of deposit early in the third quarter. The composition of deposits continues to change as customers move funds from maturing interest accounts to non interest bearing demand deposit accounts due to the low interest rate environment. The expected loan growth will be funded by reductions in our cash and investments. The increase in total capital during the first half of 2015 was due to the profit of $5.1 million, reduced by the $0.9 million decrease in the accumulated other comprehensive income (AOCI). AOCI decreased mainly due to a decrease in the value of our securities available for sale. Capital increased at a higher rate than assets, causing the capital to assets ratio to increase from 10.52% at December 31, 2014 to 10.75% at June 30, 2015.

Results of Operations – Second Quarter 2015 vs. Second Quarter 2014

Net Interest Income - A comparison of the income statements for the three months ended June 30, 2015 and 2014 shows an increase of $529,000, or 6.2%, in Net Interest Income. Interest income on loans increased $133,000 or 1.9% even though the average yield on loans decreased from 4.71% to 4.62% as the average loans outstanding increased $22.6 million. The loan yield decreased this quarter due to the continued low interest rates while loans outstanding increased due to improving economic conditions and increased purchases of loan participations. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $204,000 even though the yield decreased from 1.99% to 1.94% because the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $54.1 million. The Company continues to maintain a very high liquidity position by keeping a large amount of funds in low yielding short term investments and deposits in the Federal Reserve Bank. The interest expense on deposits decreased $182,000 or 22.7% even though the average deposits increased $62.8 million because the average cost of deposits decreased from 0.30% to 0.22%. The average cost of deposits decreased because maturing time deposits are either resetting at lower rates or customers are moving the funds to non interest bearing demand deposit accounts due to the low interest rate environment. The cost of borrowed funds decreased $10,000 as the average amount of borrowed funds decreased $10.2 million.

Provision for Loan Losses - The Provision for Loan Losses decreased $100,000 compared to the second quarter of 2014 as no provision expense was recorded in the second quarter of 2015. We charged off $407,000 of principal while recovering $295,000 of previously charged off loans in the second quarter of 2015, for a net charge off total of $112,000. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to an improvement in portfolio risk indicators and a decrease in the historical loss percentages, the amount of ALLL required at the end of the second quarter of 2015 decreased from $13.2 million at December 31, 2014 to approximately $13.1 million. This allowed us to recognize the net charge offs without recording a provision expense. The ALLL is 2.09% of loans as of June 30, 2015, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income increased $221,000, or 6.2% compared to the second quarter of 2014. Excluding gains and losses on securities and other real estate owned activity, non-interest income increased $97,000, or 2.6%. Wealth management income increased $23,000 or 2.0% as the market value of assets managed increased due to new assets brought in and market value appreciation. Service charges and other fees on deposit accounts increased $62,000, or 6.4% as we added new features and benefits to our primary checking account product and instituted a monthly service fee. Debit card income increased $49,000, or 9.0% and origination fees on mortgage loans sold increased $49,000, or 55.7%, both due to increased activity. Gains on securities transactions decreased $197,000 due to gains in the second quarter of 2014. Income from other real estate activity improved $321,000, due to losses and write downs of the carrying values properties in the second quarter of 2014.

Other Expenses – Total non-interest expenses decreased $61,000, or 0.6% compared to the second quarter of 2014. Salaries and Employee Benefits decreased $54,000, or 0.9%, even though the officer incentive compensation accrual increased $80,000 because the decrease in the number of full time equivalent employees from 367 in the second quarter of 2014 to 350 in the second quarter of 2015 resulted in lower salaries and benefits expenses. Improving operational efficiency is one of Management’s key objectives this year, and further reductions in staffing are expected in the second half of 2015. Occupancy expense decreased $64,000, or 9.6% due to lower depreciation, utilities, and maintenance and repairs costs. Equipment expense went up $128,000, or 19.3% primarily due to higher computer expenses. Other real estate owned expense went down $182,000, or 50.4% due to a decrease in the number of properties owned. FDIC insurance assessments decreased $191,000 as the termination of our consent order in the second quarter of 2014 resulted in a decrease in the assessment rate. Other expense increased $200,000, or 34.4% due to higher ATM expenses, directors’ fees, and training and education expenses.

As a result of the above activity, the Profit Before Income Taxes in the second quarter of 2015 was $3,156,000, an increase of $911,000 compared to the pre-tax profit of $2,245,000 in the second quarter of 2014. The Company recorded a federal income tax expense of $871,000 in the second quarter of 2015, reflecting an effective tax rate of 27.6%, compared to the tax expense of $558,000 in the second quarter of 2014, which reflected an effective rate of 24.9%. The increase in the effective tax rate was the result of the decrease in the percentage of operating income that was from municipal investments and bank owned life insurance. The Net profit for the second quarter of 2015 was $2,285,000, an increase of 35.4% compared to the net profit of $1,687,000 in the second quarter of 2014.

Results of Operations – Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

Net Interest Income - A comparison of the income statements for the six months ended June 30, 2015 and 2014 shows an increase of $1,376,000, or 8.1%, in Net Interest Income. Interest income on loans increased $486,000 or 3.4% as the average yield on loans was unchanged at 4.76% and the average loans outstanding increased $20.9 million. The loan yield was unchanged this year even though market rates are lower due to the recovery of interest on a charged off loan in the first quarter of 2015. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $476,000 even though the yield decreased from 1.98% to 1.96% because the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $55.3 million. The Company continues to maintain a very high liquidity position by keeping a large amount of funds in low yielding short term investments and deposits in the Federal Reserve Bank. The interest expense on deposits decreased $392,000 or 23.7% even though the average deposits increased $60.7 million because the average cost of deposits decreased from 0.31% to 0.23%. The cost of borrowed funds decreased $22,000 as the average amount of borrowed funds decreased $11.1 million.

Provision for Loan Losses - The Provision for Loan Losses decreased $1,000,000 compared to the first six months of 2014 as a small provision of $200,000 was recorded in 2014 and a negative provision expense of $800,000 was recorded in 2015 due to the recovery of a previously charged off loan that occurred in the first half of 2015. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to an improvement in portfolio risk indicators and a decrease in the historical loss percentages, the amount of ALLL required at June 30, 2015 decreased to $13.1 million from the $15.0 million required at June 30, 2014. The ALLL is 2.09% of loans as of June 30, 2015, compared to 2.50% at June 30, 2014, and in light of current economic conditions, we believe that the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income increased $182,000, or 2.5% compared to the first six months of 2014. Excluding gains and losses on securities and other real estate owned activity, non-interest income increased $154,000, or 2.1%. Wealth management income increased $111,000 or 4.8% as the market value of assets managed increased due to new assets brought in and market value appreciation. Debit card income increased $124,000, or 12.0% and origination fees on mortgage loans sold increased $116,000, or 77.3%, both due to increased activity.

Other Expenses – Total non-interest expenses increased $59,000, or 0.3% compared to the first six months of 2014. Salaries and Employee Benefits increased $92,000, or 0.8%, as the officer incentive compensation accrual increased $160,000. This increase was mitigated by decreases in salaries and benefits expenses that were the result of the decrease in the number of full time equivalent employees from 367 in 2014 to 350 in 2015. Improving operational efficiency is one of Management’s key objectives this year, and further reductions in staffing are expected in the second half of 2015. Equipment expense went up $245,000, or 19.2% due to higher computer expenses and one-time costs related to the conversion of the system used for our bill payment service in 2015. Marketing expense increased $139,000, or 33.5% due to increased advertising and expenses related to enhancing our main checking account product. Professional fees increased $187,000, or 19.9% due to higher legal, accounting, and consulting fees. Other real estate owned expense went down $395,000, or 56.4% due to the sale of some of our high maintenance cost properties in the second half of 2014. FDIC insurance assessments decreased $417,000 as the termination of our consent order in the second quarter of 2014 resulted in a decrease in the assessment rate. Other expense increased $301,000, or 25.4% due to higher ATM expenses, directors’ fees, and training and education expenses.

As a result of the above activity, the Profit Before Income Taxes in the first half of 2015 was $7,104,000, an increase of $2,499,000 compared to the pre-tax profit of $4,605,000 in the first six months of 2014. The Company recorded a federal income tax expense of $2,042,000 in the first six months of 2015, reflecting an effective tax rate of 28.7%, compared to the tax expense of $1,151,000 in the first six months of 2014, which reflected an effective rate of 25.0%. The increase in the effective tax rate was the result of the decrease in the percentage of operating income that was from municipal investments and bank owned life insurance. The Net profit for the first six months of 2015 was $5,062,000, an increase of 46.6% compared to the net profit of $3,454,000 in the first half of 2014.

Cash Flows

Cash flows provided by operating activities increased $1,337,000 compared to the first six months of 2014 due to the increase of $1,608,000 in net income. Cash flows used for investing activities increased by $12.2 million from $32.4 million in the first six months of 2014 to $44.6 million in the first six months of 2015 as the additional cash from operations and financing activities was invested in loans and investment securities. Loan growth used $8.4 million more cash in the first six months of 2015 than it did in the first six months of 2014 as loan portfolio growth accelerated this year due to improving economic conditions and increased use of loan participations. The amount of cash used to purchase investment securities exceeded the cash provided by investment sales, redemptions, and maturities in both periods. In the first six months of 2014, the cash used for investment purchases was the result of the Company’s effort to improve its interest income by investing its excess cash. In the first six months of 2015, the cash used for investment purchases was also provided by deposit growth. The amount of cash provided by financing activities in the first six months of 2015 was $9.5 million as the deposit funding increased by that amount. In the first six months of 2014, $23.9 million of cash was used for financing activities due to the decrease of $19.9 million in deposits and the repayment of $12.0 million in advances from the Federal Home Loan Bank of Indianapolis, partially offset by $8.1 million of cash provided by the issuance of nearly 2.1 million shares of common stock. In the first six months of 2015, the use of cash for investing activities exceeded the cash provided by operations and financing activities by $28.5 million, resulting in a decrease of that amount in cash and cash equivalents during the six months. In the first six months of 2014, the use of cash for investing and financing activities exceeded the small amount provided by operations, and the amount of cash and cash equivalents decreased by $51.1 million during the period.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of June 30, 2015, the Bank was not utilizing any of its authorized limit of $255 million with the Federal Home Loan Bank of Indianapolis, or its $20 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, or its $25 million federal funds line with a correspondent bank. The Company periodically draws on its overdraft and fed funds lines to ensure that funding will be available if needed.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first six months of 2015 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $138.9 million at June 30, 2015 and $134.5 million at December 31, 2014. Common stock increased $233,000 due to the issuance of stock under compensation programs and for our Employee Stock Purchase Plan, retained earnings increased $5.1 million due to the year to date profit, and the Accumulated Other Comprehensive Loss (AOCL) increased $0.9 million due to a decrease in the value of our securities that are classified as Available For Sale. Total equity increased $4.3 million and total assets increased $13.4 million, so the ratio of equity to assets increased from 10.52% at December 31, 2014 to 10.75% at June 30, 2015.

Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 8% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%. The Basel III capital requirements that are being phased in beginning in the first quarter of 2015 increased the well capitalized requirement for the Tier 1 Capital as a percent of Risk Weighted Assets from 6% to 8%. Basel III also implemented the new Common Equity Tier 1 Capital to Risk Weighted Assets ratio, with a minimum of 6.5% required to be considered well capitalized.

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of June 30, 2015:
Total Capital to Risk-Weighted Assets
Consolidated	$145,813	18.55%	$78,597	10.0%
Monroe Bank & Trust	144,165	18.35%	78,552	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	135,855	17.29%	62,878	8.0%
Monroe Bank & Trust	134,216	17.09%	62,842	8.0%
Common Equity Tier 1 Capital to
Risk-Weighted Assets
Consolidated	135,855	17.29%	51,088	6.5%
Monroe Bank & Trust	134,216	17.09%	51,059	6.5%
Tier 1 Capital to Average Assets
Consolidated	135,855	10.56%	64,343	5.0%
Monroe Bank & Trust	134,216	10.43%	64,323	5.0%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital to Risk-Weighted Assets
Consolidated	$129,032	17.22%	$74,917	10.0%
Monroe Bank & Trust	127,400	17.01%	74,895	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	119,573	15.96%	44,950	6.0%
Monroe Bank & Trust	117,944	15.75%	44,937	6.0%
Tier 1 Capital to Average Assets
Consolidated	119,573	9.68%	61,731	5.0%
Monroe Bank & Trust	117,944	9.55%	61,721	5.0%

The Bank had entered into a Consent Order with its state and federal regulators on July 12, 2010. Following the termination of the Consent Order on June 30, 2014, the Bank became subject to certain informal regulatory requirements and restrictions, including, among other things, requirements to maintain a Tier 1 leverage ratio of at least 9%, continue to reduce classified and delinquent assets, continually monitor its progress, and submit quarterly progress reports to the regulators. The informal agreement also required the Bank to request prior approval from its state and federal regulators before paying dividends to the Company. This informal agreement was terminated in the second quarter of 2015. However, the Company currently remains subject to a requirement to request prior approval from the Federal Reserve System in connection with any payment of dividends by it to its shareholders.

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank’s earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank’s market risk is monitored quarterly and it has not changed significantly since year-end 2014.

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

Although the timing of the resolution and/or closure of the audit remains highly uncertain, the Company and the IRS have recently made progress toward resolution and the Company believes it is reasonably possible that the IRS will conclude this audit within the current year. Management will re-evaluate the estimated potential federal income tax payable noted above each quarter based on current, relevant facts.

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

Each quarter, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank and a non executive member of the board of directors, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank’s net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of both gradual and sudden increases of 100, 200, 300, and 400 basis points and decreases of 100 and 200 basis points in the interest rates. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates.

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first two quarters of 2015, the Bank’s interest rate risk has remained within its policy limits.

The ALCO also monitors interest rate risk by estimating the effect of changes in interest rates on the economic value of the Bank’s equity each quarter. The economic value of the Bank’s equity is first determined by subtracting the fair value of the Bank’s liabilities from the fair value of the Bank’s assets. The Bank estimates the interest rate risk by calculating the effect of market interest rate changes on that economic value of its equity. For this analysis, the Bank assumes immediate parallel shifts of plus 100, 200, 300, and 400 basis points and minus 100 and 200 basis points in interest rates. The discount rates used to determine the present values of the loans and deposits, as well as the prepayment rates for the loans, are based on Management’s expectations of the effect of the rate changes on the market for loans and deposits. In addition, each quarter, the Bank conducts additional analyses that utilize other rate scenarios, such as larger shifts in rates and changes in the shape of the yield curve, to assess the Bank’s exposure to interest rate risk in stress scenarios.

The Bank’s interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2014.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

MBT Financial Corp. and its subsidiaries are not a party to, nor is any of their property the subject of any material legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

Item 1A. Risk Factors

Due to an increase in cyber security events affecting the financial services industry globally, the Company has identified an additional risk factor to those risk factors disclosed by the Company in its Report on Form 10-K for the fiscal year ended December 31, 2014.

We face the risk of cyber-attack to our computer systems.

Our computer systems, software and networks have been and will continue to be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events. These threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. If one or more of these events occurs, it could result in the disclosure of confidential client information, damage to our reputation with our clients and the market, additional costs to us (such as repairing systems or adding new personnel or protection technologies), regulatory penalties and financial losses, to both us and our clients and customers. Such events could also cause interruptions or malfunctions in our operations (such as the lack of availability of our online banking system), as well as the operations of our clients, customers or other third parties. Although we maintain safeguards to protect against these risks, there can be no assurance that we will not suffer losses in the future that may be material in amount.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

No matters to be reported.

Item 6. Exhibits

3.1	Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2011.

3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.

10.1	MBT Financial Corp. 2008 Stock Incentive Plan, as amended effective May 28, 2015. Previously filed as Exhibit 10 to MBT Financial Corp.’s Form 8-K filed with the Commission on June 1, 2015.

31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

MBT Financial Corp.
(Registrant)

August 10, 2015	By	/s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President
Chief Executive Officer

August 10, 2015	By	/s/ John L. Skibski
Date	John L. Skibski
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document