Form 10-Q
period 2015-09-30
MBT FINANCIAL CORP
filed 2015-11-09
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2015

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

As of November 9, 2015, there were 22,764,926 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015
Dollars in thousands	(Unaudited)	December 31, 2014
ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$8,205	$15,957
Interest bearing	58,220	36,165
Total cash and cash equivalents	66,425	52,122

Securities - Held to Maturity	37,492	32,613
Securities - Available for Sale	487,626	473,176
Federal Home Loan Bank stock - at cost	4,148	7,537

Loans held for sale	1,597	548

Loans	623,809	610,332
Allowance for Loan Losses	(12,996)	(13,208)
Loans - Net	610,813	597,124

Accrued interest receivable and other assets	25,275	29,465
Other Real Estate Owned	2,154	5,615
Bank Owned Life Insurance	52,730	51,825
Premises and Equipment - Net	28,459	28,632
Total assets	$1,316,719	$1,278,657

LIABILITIES
Deposits:
Non-interest bearing	$247,512	$218,221
Interest-bearing	889,297	893,590
Total deposits	1,136,809	1,111,811

Repurchase agreements	15,000	15,000
Interest payable and other liabilities	18,756	17,310
Total liabilities	1,170,565	1,144,121

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 shares authorized, 22,761,327 and 22,718,077 shares issued and outstanding)	23,345	23,037
Retained earnings	122,200	114,132
Unearned compensation	(15)	-
Accumulated other comprehensive income (loss)	624	(2,633)
Total stockholders' equity	146,154	134,536
Total liabilities and stockholders' equity	$1,316,719	$1,278,657

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Dollars in thousands, except per share data	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$7,225	$7,255	$21,811	$21,355
Interest on investment securities-
Tax-exempt	278	288	826	892
Taxable	2,437	2,222	7,301	6,540
Interest on balances due from banks	24	32	64	86
Total interest income	9,964	9,797	30,002	28,873

Interest Expense
Interest on deposits	562	767	1,826	2,423
Interest on borrowed funds	178	178	529	551
Total interest expense	740	945	2,355	2,974

Net Interest Income	9,224	8,852	27,647	25,899
Provision For (Recovery Of) Loan Losses	(200)	(700)	(1,000)	(500)

Net Interest Income After
Provision For Loan Losses	9,424	9,552	28,647	26,399

Other Income
Income from wealth management services	1,163	1,194	3,576	3,496
Service charges and other fees	1,134	1,054	3,058	2,954
Debit card income	594	557	1,749	1,588
Net gain (loss) on sales of securities available for sale	16	(1,020)	274	(744)
Net gain (loss) on sales of Other Real Estate Owned	36	(634)	(248)	(964)
Origination fees on mortgage loans sold	184	80	450	230
Bank owned life insurance income	358	357	991	1,062
Rent income on Other Real Estate Owned	68	99	205	364
Other	425	438	1,353	1,387
Total other income	3,978	2,125	11,408	9,373

Other Expenses
Salaries and employee benefits	5,694	5,631	17,318	17,163
Occupancy expense	648	626	2,074	2,040
Equipment expense	708	723	2,232	2,002
Marketing expense	267	225	821	640
Professional fees	481	681	1,607	1,620
Other Real Estate Owned expenses	59	187	364	887
FDIC Deposit Insurance Assessment	212	275	1,055	1,535
Bonding and other insurance expense	203	258	660	777
Telephone expense	113	108	317	355
Other	781	648	2,267	1,833
Total other expenses	9,166	9,362	28,715	28,852

Income Before Income Taxes	4,236	2,315	11,340	6,920
Income Tax Expense	1,230	603	3,272	1,754
Net Income	$3,006	$1,712	$8,068	$5,166

Other Comprehensive Income (Loss) - Net of Tax
Unrealized gains (losses) on securities	4,177	(649)	3,358	6,353
Reclassification adjustment for (gains) losses included in net income	(10)	673	(181)	491
Postretirement benefit liability	27	26	80	(240)
Total Other Comprehensive Income - Net of Tax	4,194	50	3,257	6,604

Comprehensive Income	$7,200	$1,762	$11,325	$11,770

Basic Earnings Per Common Share	$0.13	$0.08	$0.35	$0.24

Diluted Earnings Per Common Share	$0.13	$0.07	$0.35	$0.23

Common Stock Dividends Declared Per Share	$-	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2015	$23,037	$114,132	$-	$(2,633)	$134,536

Issuance of Common Stock
SOSARs exercised (23,855 shares)	-	-	-	-	-
Restricted stock awards (6,000 shares)	35	-	(35)	-	-
Other stock issued (13,395 shares)	76	-	-	-	76

Equity Compensation	197	-	20	-	217

Net income	-	8,068	-	-	8,068
Other comprehensive loss - net of tax	-	-	-	3,257	3,257

Balance - September 30, 2015	$23,345	$122,200	$(15)	$624	$146,154

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2014	$14,671	$106,817	$(7)	$(10,873)	$110,608

Issuance of Common Stock
SOSARs exercised (7,287 shares)	1	-	-	-	1
Restricted stock awards (6,000 shares)	29	-	(29)	-	-
Other stock issued (2,076,126 shares)	8,838	-	-	-	8,838
Stock Offering Expense	(754)	-	-	-	(754)

Equity Compensation	161	-	28	-	189

Net income	-	5,166	-	-	5,166
Other comprehensive income - net of tax	-	-	-	6,604	6,604

Balance - September 30, 2014	$22,946	$111,983	$(8)	$(4,269)	$130,652

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
Dollars in thousands	2015	2014
Cash Flows from Operating Activities
Net Income	$8,068	$5,166
Adjustments to reconcile net income to net cash from operating activities
Recovery of loan losses	(1,000)	(500)
Depreciation	1,177	1,210
Decrease in net deferred taxes	2,927	1,684
Net amortization of investment premium and discount	1,054	677
Writedowns of Other Real Estate Owned	509	959
Net increase in interest payable and other liabilities	538	957
Net increase in interest receivable and other assets	(693)	(772)
Equity based compensation expense	217	190
Net (gain) loss on sale/settlement of securities	(274)	744
Increase in cash surrender value of life insurance	(905)	(978)
Net cash provided by operating activities	$11,618	$9,337

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$8,245	$7,692
Proceeds from maturities and redemptions of investment securities available for sale	126,388	19,453
Proceeds from sales of investment securities available for sale	29,327	93,321
Net (increase) decrease in loans	(14,308)	7,003
Proceeds from sales of other real estate owned	3,728	5,113
Proceeds from sales of other assets	82	40
Purchase of investment securities held to maturity	(13,187)	(4,590)
Purchase of investment securities available for sale	(162,680)	(176,334)
Purchase of bank premises and equipment	(1,013)	(1,742)
Net cash used for investing activities	$(23,418)	$(50,044)

Cash Flows from Financing Activities
Net increase in deposits	$24,998	$19,766
Net increase in short term borrowings	1,029	-
Repayment of Federal Home Loan Bank borrowings	-	(12,000)
Proceeds from issuance of common stock	76	8,084
Net cash provided by financing activities	$26,103	$15,850

Net Increase (Decrease) in Cash and Cash Equivalents	$14,303	$(24,857)

Cash and Cash Equivalents at Beginning of Period	52,122	77,798
Cash and Cash Equivalents at End of Period	$66,425	$52,941

Supplemental Cash Flow Information
Cash paid for interest	$2,379	$2,993
Cash paid for federal income taxes	$345	$69

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$516	$2,482
Transfer of loans to other assets	$54	$42

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

2. EARNINGS PER SHARE

The calculations of earnings per common share are as follows:

		For the three months ended Sept. 30,		For the nine months ended Sept. 30,
		2015	2014	2015	2014
Basic
	Net income	$3,006,000	$1,712,000	$8,068,000	$5,166,000
	Average common shares outstanding	22,748,974	22,691,593	22,734,952	21,911,996
	Earnings per common share - basic	$0.13	$0.08	$0.35	$0.24

Diluted
	Net income	$3,006,000	$1,712,000	$8,068,000	$5,166,000
	Average common shares outstanding	22,748,974	22,691,593	22,734,952	21,911,996
	Equity compensation	200,089	194,090	181,492	192,573
	Average common shares outstanding - diluted	22,949,063	22,885,683	22,916,444	22,104,569
	Earnings per common share - diluted	$0.13	$0.07	$0.35	$0.23

3. STOCK BASED COMPENSATION

Stock Options - The following table summarizes the options that had been granted to certain key officers in accordance with the Long-Term Incentive Compensation Plan that was approved by shareholders at the Annual Meeting of Shareholders on April 6, 2000.

		Weighted Average
	Shares	Exercise Price
Options Outstanding, January 1, 2015	205,400	$19.08
Granted	-	-
Exercised	-	-
Forfeited	5,500	15.83
Expired	89,500	23.40
Options Outstanding, September 30, 2015	110,400	$15.74
Options Exercisable, September 30, 2015	110,400	$15.74

Stock Only Stock Appreciation Rights (SOSARs) - On January 21, 2015, 72,500 Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. The SOSARs have a term of ten years and vest in three equal annual installments beginning on December 31, 2015. The fair value of $2.85 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 57.07%, a risk free interest rate of 1.70% and dividend yield of 0.00%. The fair value of the Company’s common stock was $4.94 on the grant date.

On May 28, 2015, 55,500 Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain executive officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. The SOSARs have a term of ten years and vest in three equal annual installments beginning on December 31, 2015. The fair value of $2.44 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 55.57%, a risk free interest rate of 1.90% and dividend yield of 3.00%. The fair value of the Company’s common stock was $5.79 on the grant date.

SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant.

The following table summarizes the SOSARs that have been granted:

		Weighted Average
	SOSARs	Base Price
SOSARs Outstanding, January 1, 2015	557,439	$3.58
Granted	128,000	5.31
Exercised	60,660	2.34
Forfeited	15,504	5.21
Expired	-	-
SOSARs Outstanding, September 30, 2015	609,275	$4.02
SOSARs Exercisable, September 30, 2015	384,230	$3.57

The exercise of a SOSAR results in the issuance of a number of shares of common stock of the Company based on the appreciation of the market price of the stock over the exercise price of the SOSAR. The market value of the Company’s common stock on September 30, 2015 was $6.24. The value of the exercisable SOSARs that are in-the-money as of September 30, 2015 was $1,175,000, and exercise of those SOSARs on that date would have resulted in the issuance of 188,361 shares of common stock. The plan allows participants to elect to withhold shares from the exercise of SOSARs to cover their tax liability. This may affect the number of shares issued and the value of the common stock account on the balance sheet and the statement of changes in equity.

Restricted Stock Unit Awards – On January 21, 2015, 25,000 performance restricted stock units were awarded to certain key executive officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008. Each Restricted Stock Unit (RSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a two year performance period that ends on December 31, 2016. Earned RSUs vest on December 15, 2017 and as of September 30, 2015 none of the RSUs were vested.

Restricted Stock Awards – On May 28, 2015, 6,000 restricted shares were awarded to certain non-executive members of the board of directors in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. The restricted shares vest on December 31, 2015. The expense for the restricted stock is based on the grant date value of $5.79 and is recognized over the vesting period. The unrecognized cost related to the non-vested restricted stock awards was $15,000 as of September 30, 2015.

The total expense for equity based compensation was $116,000 in the third quarter of 2015 and $72,000 in the third quarter of 2014. The total expense for equity based compensation was $293,000 in the first nine months of 2015 and $218,000 in the first nine months of 2014.

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

Loans consist of the following (000s omitted):

	September 30,	December 31,
	2015	2014
Residential real estate loans	$215,771	$223,701
Commercial and Construction real estate loans	263,654	262,395
Agriculture and agricultural real estate loans	20,140	16,700
Commercial and industrial loans	85,974	62,761
Loans to individuals for household, family, and other personal expenditures	38,270	44,775
Total loans, gross	$623,809	$610,332
Less: Allowance for loan losses	12,996	13,208
Net Loans	$610,813	$597,124

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

The following table summarizes nonperforming assets (000s omitted):

	September 30,	December 31,
	2015	2014
Nonaccrual loans	$10,623	$13,040
Loans 90 days past due and accruing	6	10
Restructured loans	20,972	22,896
Total nonperforming loans	$31,601	$35,946

Other real estate owned	2,154	5,615
Other assets	-	18
Total nonperforming assets	$33,755	$41,579

Nonperforming assets to total assets	2.56%	3.25%
Allowance for loan losses to nonperforming loans	41.13%	36.74%

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

Activity in the allowance for loan losses during the three and nine months ended September 30, 2015 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended September 30, 2015
Beginning Balance	$425	$1,481	$5,437	$623	$3,070	$2,043	$13,079
Charge-offs	-	-	(91)	-	(101)	-	(192)
Recoveries	2	45	155	14	57	36	309
Provision	202	372	(1,232)	(15)	602	(129)	(200)
Ending balance	$629	$1,898	$4,269	$622	$3,628	$1,950	$12,996

Allowance for loan losses: For the nine months ended September 30, 2015
Beginning Balance	$216	$1,361	$6,179	$803	$3,226	$1,423	$13,208
Charge-offs	(75)	(164)	(212)	-	(353)	(117)	(921)
Recoveries	12	215	337	635	414	96	1,709
Provision	476	486	(2,035)	(816)	341	548	(1,000)
Ending balance	$629	$1,898	$4,269	$622	$3,628	$1,950	$12,996

Allowance for loan losses as of September 30, 2015
Ending balance individually evaluated for impairment	$395	$878	$948	$471	$1,288	$228	$4,208
Ending balance collectively evaluated for impairment	234	1,020	3,321	151	2,340	1,722	8,788
Ending balance	$629	$1,898	$4,269	$622	$3,628	$1,950	$12,996

Loans as of September 30, 2015
Ending balance individually evaluated for impairment	$1,214	$1,259	$16,803	$1,843	$10,423	$522	$32,064
Ending balance collectively evaluated for impairment	18,926	84,715	232,177	12,831	205,348	37,748	591,745
Ending balance	$20,140	$85,974	$248,980	$14,674	$215,771	$38,270	$623,809

Activity in the allowance for loan losses during the three and nine months ended September 30, 2014 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended September 30, 2014
Beginning Balance	$214	$1,288	$7,535	$1,147	$4,280	$537	$15,001
Charge-offs	(3)	(62)	(2,267)	(44)	(976)	(1)	(3,353)
Recoveries	-	115	939	794	271	63	2,182
Provision	14	(22)	390	(1,290)	(259)	467	(700)
Ending balance	$225	$1,319	$6,597	$607	$3,316	$1,066	$13,130

Allowance for loan losses: For the nine months ended September 30, 2014
Beginning Balance	$171	$1,989	$7,030	$1,397	$4,606	$1,016	$16,209
Charge-offs	(3)	(688)	(3,478)	(254)	(1,187)	(79)	(5,689)
Recoveries	5	204	1,215	1,047	509	130	3,110
Provision	52	(186)	1,830	(1,583)	(612)	(1)	(500)
Ending balance	$225	$1,319	$6,597	$607	$3,316	$1,066	$13,130

Allowance for loan losses as of September 30, 2014
Ending balance individually evaluated for impairment	$36	$528	$1,290	$480	$649	$257	$3,240
Ending balance collectively evaluated for impairment	189	791	5,307	127	2,667	809	9,890
Ending balance	$225	$1,319	$6,597	$607	$3,316	$1,066	$13,130

Loans as of September 30, 2014
Ending balance individually evaluated for impairment	$946	$1,445	$20,257	$2,138	$11,901	$573	$37,260
Ending balance collectively evaluated for impairment	17,167	60,873	233,268	10,288	212,229	14,685	548,510
Ending balance	$18,113	$62,318	$253,525	$12,426	$224,130	$15,258	$585,770

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

The Company utilizes an internal loan grading system to assign a risk grade to all commercial loans, all renegotiated loans, and each commercial credit relationship. The number of categories was increased in the third quarter of 2015 to allow differentiation between credits within the categories. Ratings for previous periods were not revised to utilize these new categories. Grades 10 through 45 are considered “pass” credits and grades 50 through 65 are considered “watch” credits and are subject to greater scrutiny. Loans with grades 70 through 95 and considered “doubtful” or “loss” and have generally been charged off. A description of the general characteristics of each grade is as follows:

•

Grades 10 and 15 – Excellent – Loans secured by marketable collateral, with adequate margin, or supported by strong financial statements, including substantial levels of tangible net worth. Probability of serious financial deterioration is unlikely. Possess a sound repayment source and a secondary source. This classification will also include individual loans backed by liquid personal assets, established history and unquestionable character. High liquidity, minimum risk, strong ratios, and low handling costs are common to these loans.

•

Grades 20 and 25 – Above Average – Loans that exhibit less than average risk and clearly demonstrate debt service coverage that is consistently above average as well as a strong capital base. These loans may have some deficiency or vulnerability, but with offsetting features and are considered to be fully collectable.

•

Grades 30 and 35 – Satisfactory – Loans that have an acceptable amount of risk but may exhibit vulnerability to deterioration if adverse circumstances are encountered. These loans should demonstrate adequate debt service coverage and adequate levels of capital support but warrant periodic monitoring to ensure that weaknesses do not materialize or advance.

•

Grades 40 and 45 – Pass – Loans that are considered “pass credits” and typically demonstrate adequate debt service coverage. The level of risk is considered acceptable but these loans warrant ongoing monitoring to ensure that adverse trends or other credit deficiencies have not materialized or advanced. The level of risk is considered acceptable so long as the loan is given adequate and ongoing management supervision.

•

Grades 50 and 55 – Watch – Loans that possess some credit deficiency or potential weakness that deserves close attention. The primary source of loan repayment is sufficient but may be considered inadequate by the Bank’s standards.

•

Grades 60 and 65 – Substandard – Loans that exhibit one or more of the following characteristics: (1) a defined credit weakness, financial deterioration is underway, and uncertainty about the likelihood that the loan will be paid from the primary source of repayment; (2) inadequately protected by the current net worth and paying capacity of the obligor; (3) reliance on secondary source of repayment such as collateral liquidation or guarantees; (4) distinct possibility the Bank will sustain loss if deficiencies are not corrected; (5) unusual courses of action are needed to maintain a high probability of repayment; (6) insufficient cash flow to repay principal but continuing to pay interest; (7) the Bank is subordinated or unsecured due to flaws in documentation; (8) loans are restructured or are on nonaccrual status due to concessions to the borrower when compared to normal loan terms; (9) the Bank is contemplating foreclosure or legal action due to the apparent deterioration in the loan; or (10) there is deterioration in the market conditions and the borrower is highly vulnerable to these conditions.

•

Grades 70 and 75 – Doubtful – Loans that exhibit one or more of the following characteristics: (1) loans with all the weaknesses of Substandard loans and collection or liquidation is not probable to result in payment in full; (2) the primary source of repayment is gone and there is considerable doubt as to the quality of the secondary source of repayment; or (3) the possibility of loss is high, but certain important pending factors may strengthen the loan and loss classification is deferred.

•	Grades 80-95 - Loss – Loans are considered uncollectible and of such little value that continuing to carry them on the Bank’s financial statements is not feasible.

The assessment of compensating factors may result in a rating plus or minus one grade from those listed above. These factors include, but are not limited to collateral, guarantors, environmental conditions, history, plan/projection reasonableness, quality of information, and payment delinquency.

The portfolio segments in each credit risk grade as of September 30, 2015 are as follows (000s omitted):

Credit Quality Indicators as of September 30, 2015

Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$109	$1,346	$324	$6,384	$138,117	$34,765	$181,045
10	-	2,752	-	-	61	-	2,813
20	477	361	554	-	-	366	1,758
30	487	18,706	8,446	-	378	-	28,017
40	14,992	55,201	185,643	4,013	59,709	2,946	322,504
45	670	184	5,951	1,618	3,040	-	11,463
50	1,281	4,787	25,474	2,216	4,578	19	38,355
55	910	-	1,996	-	-	-	2,906
60	1,214	2,637	20,592	443	9,888	174	34,948
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$20,140	$85,974	$248,980	$14,674	$215,771	$38,270	$623,809

Performing	$18,926	$84,679	$232,251	$12,826	$205,863	$37,663	$592,208
Nonperforming	1,214	1,295	16,729	1,848	9,908	607	31,601
Total	$20,140	$85,974	$248,980	$14,674	$215,771	$38,270	$623,809

The portfolio segments in each credit risk grade as of December 31, 2014 are as follows (000s omitted):

Credit Quality Indicators as of December 31, 2014

Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$122	$2,700	$-	$5,402	$138,355	$40,371	$186,950
1	-	3,060	-	-	-	369	3,429
2	330	287	830	-	132	-	1,579
3	491	7,084	9,923	-	464	-	17,962
4	13,458	41,441	176,685	4,357	58,902	3,260	298,103
5	1,261	4,903	34,385	2,471	10,112	199	53,331
6	1,038	3,286	27,646	696	15,736	576	48,978
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$16,700	$62,761	$249,469	$12,926	$223,701	$44,775	$610,332

Performing	$15,702	$61,287	$231,461	$10,740	$211,143	$44,053	$574,386
Nonperforming	998	1,474	18,008	2,186	12,558	722	35,946
Total	$16,700	$62,761	$249,469	$12,926	$223,701	$44,775	$610,332

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of September 30, 2015 and December 31, 2014 (000s omitted):

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$45	$-	$-	$45	$20,095	$20,140	$-
Commercial	205	28	54	287	85,687	85,974	6
Commercial Real Estate	3,638	833	2,041	6,512	242,468	248,980	-
Construction Real Estate	69	-	-	69	14,605	14,674	-
Residential Real Estate	1,873	892	824	3,589	212,182	215,771	-
Consumer and Other	92	-	5	97	38,173	38,270	-
Total	$5,922	$1,753	$2,924	$10,599	$613,210	$623,809	$6

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$449	$-	$80	$529	$16,171	$16,700	$-
Commercial	142	44	60	246	62,515	62,761	10
Commercial Real Estate	2,127	1,118	2,287	5,532	243,937	249,469	-
Construction Real Estate	334	-	-	334	12,592	12,926	-
Residential Real Estate	2,946	741	777	4,464	219,237	223,701	-
Consumer and Other	124	15	61	200	44,575	44,775	-
Total	$6,122	$1,918	$3,265	$11,305	$599,027	$610,332	$10

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

The following is a summary of non-accrual loans as of September 30, 2015 and December 31, 2014 (000s omitted):

	September 30, 2015	December 31, 2014
Agriculture and Agricultural Real Estate	$214	$80
Commercial	240	315
Commercial Real Estate	6,034	6,287
Construction Real Estate	69	409
Residential Real Estate	3,962	5,760
Consumer and Other	104	189
Total	$10,623	$13,040

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of September 30, 2015 and 2014 (000s omitted):

September 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended	Average Recorded Investment for the Nine Months Ended	Interest Income Recognized in the Nine Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$480	$-	$-	$2	$1	$6
Commercial	53	119	-	56	1	64	3
Commercial Real Estate	8,429	8,590	-	8,919	85	9,031	275
Construction Real Estate	124	288	-	276	3	312	8
Residential Real Estate	4,582	5,760	-	4,943	63	5,087	191
Consumer and Other	27	75	-	34	1	37	4

With an allowance recorded:
Agriculture and Agricultural Real Estate	1,214	1,213	395	1,214	13	1,230	35
Commercial	1,206	1,257	878	1,279	14	1,338	47
Commercial Real Estate	8,374	10,037	948	9,686	96	9,755	302
Construction Real Estate	1,719	1,725	471	1,731	20	1,740	60
Residential Real Estate	5,841	6,350	1,288	6,204	76	6,243	209
Consumer and Other	495	495	228	500	6	509	17

Total:
Agriculture and Agricultural Real Estate	$1,214	$1,693	$395	$1,214	$15	$1,231	$41
Commercial	1,259	1,376	878	1,335	15	1,402	50
Commercial Real Estate	16,803	18,627	948	18,605	181	18,786	577
Construction Real Estate	1,843	2,013	471	2,007	23	2,052	68
Residential Real Estate	10,423	12,110	1,288	11,147	139	11,330	400
Consumer and Other	522	570	228	534	7	546	21

	Recorded Investment as of December 31, 2014	Unpaid Principal Balance as of December 31, 2014	Related Allowance as of December 31, 2014	Average Recorded Investment for the Three Months Ended September 30, 2014	Interest Income Recognized in the Three Months Ended September 30, 2014	Average Recorded Investment for the Nine Months Ended September 30, 2014	Interest Income Recognized in the Nine Months Ended September 30, 2014

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$256	$256	$-	$258	$4	$259	$7
Commercial	363	412	-	500	7	580	25
Commercial Real Estate	8,084	8,882	-	10,461	111	10,565	352
Construction Real Estate	297	954	-	610	2	668	17
Residential Real Estate	6,424	7,200	-	6,674	84	6,763	234
Consumer and Other	3	3	-	30	1	31	2

With an allowance recorded:
Agriculture and Agricultural Real Estate	661	661	34	687	9	700	28
Commercial	1,051	1,062	554	1,071	13	1,098	40
Commercial Real Estate	10,929	12,758	1,502	11,845	115	11,941	352
Construction Real Estate	1,820	1,851	671	1,855	22	1,869	66
Residential Real Estate	5,251	5,658	672	5,807	63	5,868	191
Consumer and Other	531	529	222	548	6	586	20

Total:
Agriculture and Agricultural Real Estate	$917	$917	$34	$945	$13	$959	$35
Commercial	1,414	1,474	554	1,571	20	1,678	65
Commercial Real Estate	19,013	21,640	1,502	22,306	226	22,506	704
Construction Real Estate	2,117	2,805	671	2,465	24	2,537	83
Residential Real Estate	11,675	12,858	672	12,481	147	12,631	425
Consumer and Other	534	532	222	578	7	617	22

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three and nine month periods ended September 30, 2015 and September 30, 2014 are as follows (000s omitted from dollar amounts):

	Three months ended			Nine months ended
	September 30, 2015			September 30, 2015
	Number of Contracts	Pre-Modification Recorded Principal Balance	Post-Modification Recorded Principal Balance	Number of Contracts	Pre-Modification Recorded Principal Balance	Post-Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	3	$325	$324	3	$325	$324
Commercial	-	-	-	1	66	64
Commercial Real Estate	-	-	-	3	684	636
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	-	-	-	7	581	523
Consumer and Other	-	-	-	-	-	-
Total	3	$325	$324	14	$1,656	$1,547

	Three months ended			Nine months ended
	September 30, 2014			September 30, 2014
	Number of Contracts	Pre-Modification Recorded Principal Balance	Post-Modification Recorded Principal Balance	Number of Contracts	Pre-Modification Recorded Principal Balance	Post-Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	1	$314	$314
Commercial	-	-	-	4	295	54
Commercial Real Estate	2	743	649	6	1,990	1,508
Construction Real Estate	3	43	22	3	43	22
Residential Real Estate	4	203	57	14	1,047	730
Consumer and Other	-	-	-	-	-	-
Total	9	$989	$728	28	$3,689	$2,628

The Bank considers TDRs that become past due under the modified terms as defaulted. There were no loans that became TDRs during the three and nine month periods ended September 30, 2015 and September 30, 2014 that subsequently defaulted during the three month periods ended September 30, 2015 and September 30, 2014, respectively.

The Company has allocated $3,065,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at September 30, 2015. In addition, there were no commitments to lend additional amounts to borrowers that are classified as troubled debt restructurings as of September 30, 2015 and September 30, 2014.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of September 30, 2015 and December 31, 2014 (000s omitted):

	Held to Maturity
	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political
Subdivisions	$36,992	$1,225	$(246)	$37,971
Corporate Debt Securities	500	-	-	500
	$37,492	$1,225	$(246)	$38,471

	Available for Sale
	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$349,388	$3,185	$(399)	$352,174
Mortgage Backed Securities issued by U.S. Government Agencies	108,280	490	(600)	108,170
Obligations of States and Political Subdivisions	17,825	337	(35)	18,127
Corporate Debt Securities	6,998	2	-	7,000
Equity Securities	2,044	111	-	2,155
	$484,535	$4,125	$(1,034)	$487,626

	Held to Maturity
	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$32,113	$1,287	$(69)	$33,331
Corporate Debt Securities	500	-	-	500
	$32,613	$1,287	$(69)	$33,831

	Available for Sale
	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$343,703	$1,372	$(3,027)	$342,048
Mortgage Backed Securities issued by U.S. Government Agencies	105,890	406	(890)	105,406
Obligations of States and Political Subdivisions	19,286	377	(82)	19,581
Corporate Debt Securities	3,975	27	-	4,002
Equity Securities	2,044	95	-	2,139
	$474,898	$2,277	$(3,999)	$473,176

The amortized cost and estimated market values of securities by contractual maturity as of September 30, 2015 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Contractual maturity in
1 year or less	$4,425	$4,455	$4,756	$4,762
After 1 year through five years	18,602	18,880	137,902	138,823
After 5 years through 10 years	11,630	12,112	219,131	221,185
After 10 years	2,835	3,024	12,422	12,531
Total	37,492	38,471	374,211	377,301
Mortgage Backed Securities	-	-	108,280	108,170
Securities with no stated maturity	-	-	2,044	2,155
Total	$37,492	$38,471	$484,535	$487,626

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014.

	September 30, 2015

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$10,011	$18	$79,018	$381	$89,029	$399
Mortgage Backed Securities issued by U.S. Government Agencies	34,500	187	29,698	413	64,198	600
Obligations of States and Political Subdivisions	8,905	216	5,580	65	14,485	281
	$53,416	$421	$114,296	$859	$167,712	$1,280

	December 31, 2014

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$47,695	$144	$159,650	$2,883	$207,345	$3,027
Mortgage Backed Securities issued by U.S. Government Agencies	32,756	175	40,556	715	73,312	890
Obligations of States and Political Subdivisions	9,341	52	4,276	99	13,617	151
	$89,792	$371	$204,482	$3,697	$294,274	$4,068

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at September 30, 2015. As of September 30, 2015 and December 31, 2014, there were 108 and 116 securities in an unrealized loss position, respectively.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014, and the valuation techniques used by the Company to determine those fair values.

					Total
	Carrying				Estimated
September 30, 2015	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$66,425	$66,425	$-	$-	$66,425
Securities - Held to Maturity
Obligations of States and Political Subdivisions	36,992	-	37,971	-	37,971
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	352,174	-	352,174	-	352,174
MBS issued by U.S. Government Agencies	108,170	-	108,170	-	108,170
Obligations of States and Political Subdivisions	18,127	-	18,127	-	18,127
Corporate Debt Securities	7,000	-	7,000	-	7,000
Other Securities	2,155	2,155	-	-	2,155

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	1,597	-	-	1,634	1,634
Loans, net	610,813	-	-	619,517	619,517
Accrued Interest Receivable	4,835	-	-	4,835	4,835

Financial Liabilities:
Noninterest Bearing Deposits	247,512	247,512	-	-	247,512
Interest Bearings Deposits	889,297	-	891,149	-	891,149
Repurchase Agreements	15,000	-	15,415	-	15,415
Accrued Interest Payable	114	-	-	114	114

					Total
	Carrying				Estimated
December 31, 2014	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$52,122	$52,122	$-	$-	$52,122
Securities - Held to Maturity
Obligations of States and Political Subdivisions	32,113	-	33,331	-	33,331
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	342,048	-	342,048	-	342,048
MBS issued by U.S. Government Agencies	105,406	-	105,406	-	105,406
Obligations of States and Political Subdivisions	19,581	-	19,581	-	19,581
Corporate Debt Securities	4,002	-	4,002	-	4,002
Other Securities	2,139	2,139	-	-	2,139

Federal Home Loan Bank Stock	7,537	-	7,537	-	7,537
Loans Held for Sale	548	-	-	560	560
Loans, net	597,124	-	-	608,109	608,109
Accrued Interest Receivable	3,943	-	-	3,943	3,943

Financial Liabilities:
Noninterest Bearing Deposits	218,221	218,221	-	-	218,221
Interest Bearings Deposits	893,590	-	895,522	-	895,522
Repurchase Agreements	15,000	-	15,828	-	15,828
Accrued Interest Payable	137	-	-	137	137

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

The changes in Level 3 assets measured at fair value on a recurring basis were (000s omitted):

Investment Securities - Available for Sale	2015	2014
Balance at January 1	$-	$5,751
Total realized and unrealized losses included in income	-	(2,599)
Total unrealized gains included in other comprehensive income	-	3,758
Net purchases, sales, calls and maturities	-	(6,910)
Net transfers in/out of Level 3	-	-
Balance at September 30	$-	$-

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

Assets measured at fair value on a nonrecurring basis are as follows (000s omitted):

	Balance at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$32,064	$-	$-	$27,856
Other Real Estate Owned	$2,154	$-	$-	$2,154

	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$35,670	$-	$-	$32,015
Other Real Estate Owned	$5,615	$-	$-	$5,615

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	September 30,	December 31,
	2015	2014
Commitments to extend credit:
Unused portion of commercial lines of credit	$64,388	$66,319
Unused portion of credit card lines of credit	4,092	3,630
Unused portion of home equity lines of credit	22,212	19,544
Standby letters of credit and financial guarantees written	3,136	3,178
All other off-balance sheet commitments	-	-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

MBT Financial Corp. (the “Company”) is a bank holding company with one commercial bank subsidiary, Monroe Bank & Trust (“the Bank”). The Bank operates 17 branch offices in Monroe County, Michigan and 7 branch offices in Wayne County, Michigan, and a loan and wealth management office in Lenawee County, Michigan. The Bank has announced that it intends to close 3 branch offices in Monroe County and 1 branch office in Wayne County in the first quarter of 2016. The Wayne County location where the retail branch will be closed will continue to serve as a loan and wealth management office.

The Bank’s primary source of income is Net Interest Income (interest income on loans and investments less interest expense on deposits and borrowings), and its primary expense is the compensation of its employees. The discussion and analysis should be read in conjunction with the accompanying consolidated statements and footnotes.

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

The net profit of $3,006,000 for the quarter ended September 30, 2015 was an increase of $1,294,000 or 75.6% compared to the third quarter of 2014. The increase was the result of improvement in net interest income, non interest income, and non interest expense. These improvements resulted in increases in income before taxes and in federal income tax expense. This quarter marked the seventeenth consecutive quarterly profit following significant losses caused by the severe economic downturn that impacted the regional and national economies beginning in 2006.

The national economic recovery is slowly continuing, and the recovery in southeast Michigan is steady. Local unemployment rates continued to improve, and total employment is also growing. Commercial and residential development property values continue to improve, with some values reaching or exceeding their pre-recession levels. Our total classified assets, which include internal watch list loans, other real estate owned, and nonperforming and watch list investment securities, improved significantly during 2014 and this trend of improvement is continuing through 2015. Classified assets went down $9.1 million, or 19.7% during the third quarter of 2015, and decreased $17.6 million or 32.2% compared to a year ago. Loan recoveries increased in the third quarter of 2015, and exceeded charge offs for the second time this year. The net recoveries for the quarter were 0.07% of loans, annualized, compared to net charge offs totaling 0.78% of loans in the third quarter of 2014. Due to the net recoveries and improving loan quality metrics, we recorded a $200,000 credit to the provision expense to maintain an appropriate Allowance for Loan and Lease Losses (ALLL). The loan portfolio held for investment increased slightly during the quarter, and the ALLL as a percent of loans decreased from 2.09% to 2.08%. We assess the adequacy of our ALLL each quarter, and adjust it as necessary by debiting or crediting the provision expense.

Net Interest Income increased $372,000, or 4.2% compared to the third quarter of 2014 even though the net interest margin decreased from 3.17% to 3.11% as the average earning assets increased $65.6 million. The net interest margin decreased because the yield on earnings assets decreased more than the cost of interest bearing liabilities as interest rates remain at historically low levels. The provision for loan losses increased $500,000 compared to the third quarter of 2014 as we recorded a $200,000 credit to the provision expense this year, compared to the $700,000 credit to the provision in the third quarter of 2014. Non-interest income for the quarter increased $1,853,000, due to large securities losses from the sale of our nonperforming pooled Trust Preferred CDOs and losses on the sales of Other Real Estate in the third quarter of 2014. Non-interest expenses decreased $196,000, as professional fees, OREO expense, FDIC deposit insurance assessments, and insurance expenses decreased. These decreases were partially offset by increases in salaries and benefits and marketing and other expenses that were related to some product changes and enhancements. We announced a branch efficiency initiative in the fourth quarter of 2015 that we expect will reduce non-interest expenses beginning in 2016.

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

Financial Condition

The pace of the regional economic recovery has increased over the last year, with local unemployment and property values steadily improving throughout 2014 and 2015. Management efforts are focused on improving asset quality, increasing net interest income, and improving non-interest income and expenses.

With respect to asset quality, our nonperforming assets (“NPAs”) decreased 11.6% during the quarter, from $38.2 million to $33.8 million, and total classified assets decreased 19.7% from $46.2 million to $37.1 million. Loan delinquencies increased from 1.4% to 1.7% during the quarter, but remain below the 1.9% total at the end of 2014 and the 1.9% total reported one year ago. The increase in delinquencies this quarter is mainly attributed to two large commercial accounts. One of these accounts returned to current status in October, and the other is expected to be liquidated without loss in the fourth quarter. Over the last twelve months, NPAs decreased $9.7 million, or 22.4%, with nonperforming loans decreasing 15.6% from $37.5 million to $31.6 million, and Other Real Estate Owned (“OREO”) decreasing 64.3% from $6.0 million to $2.2 million. Total classified assets, which include internally classified watch list loans, other real estate, and watch list investment securities, decreased $17.6 million, or 32.2%. The Company’s Allowance for Loan and Lease Losses (“ALLL”) decreased $134,000 over the last four quarters in spite of growth in the loan portfolio because of the improvement in the quality of the assets in the loan portfolio and a decrease in the historical loss rates. The ALLL is now 2.08% of loans, down from 2.24% at September 30, 2014. The ALLL is 41.13% of nonperforming loans (“NPLs”), compared to 36.74% at year end and 35.06% at September 30, 2014. In light of current economic conditions, we believe that this level of ALLL adequately estimates the potential losses in the loan portfolio.

Since December 31, 2014, total loans held for investment increased 2.2% as new loan activity exceeded payments received and other reductions in the period. Our pipeline of loans in process remains steady, and we expect new loan production to continue to exceed run off, resulting in an increase in loans outstanding, in the next few quarters.

Since December 31, 2014, deposits increased $25.0 million, other liabilities increased $1.4 million and capital increased $11.6 million, and as a result our total assets increased $38.1 million, or 3.0%. The Company expects minimal deposit funding growth in the fourth quarter of 2015, increasing in the first quarter of 2016, as local municipalities deposit their property tax collections with us. The composition of deposits continues to change as customers move funds from maturing interest accounts to non interest bearing demand deposit accounts due to the low interest rate environment. The expected loan growth will be funded by reductions in our cash and investments. The increase in total capital during the first nine months of 2015 was mainly due to the profit of $8.1 million and the $3.3 million increase in the accumulated other comprehensive income (AOCI). AOCI increased mainly due to an increase in the value of our securities available for sale. Capital increased at a higher rate than assets, causing the capital to assets ratio to increase from 10.52% at December 31, 2014 to 11.10% at September 30, 2015.

Results of Operations – Third Quarter 2015 vs. Third Quarter 2014

Net Interest Income - A comparison of the income statements for the three months ended September 30, 2015 and 2014 shows an increase of $372,000, or 4.2%, in Net Interest Income. Interest income on loans decreased $30,000 or 0.4% even though the average loans outstanding increased $27.2 million as the average yield on loans decreased from 4.82% to 4.59%. The loan yield decreased this quarter due to the continued low interest rates while loans outstanding increased due to improving economic conditions and increased purchases of loan participations. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $197,000 because the yield increased from 1.91% to 1.92% and the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $38.4 million. The Company continues to maintain a very high liquidity position by keeping a large amount of funds in low yielding short term investments and deposits in the Federal Reserve Bank. The interest expense on deposits decreased $205,000 or 26.7% even though the average deposits increased $51.4 million because the average cost of deposits decreased from 0.28% to 0.20%. The average cost of deposits decreased because maturing time deposits are either resetting at lower rates or customers are moving the funds to non interest bearing demand deposit accounts due to the low interest rate environment. The interest expense on borrowed funds was unchanged at $178,000 as the average amount of borrowed funds was unchanged at $15.0 million and the cost of borrowed funds was unchanged at 4.65%.

Provision for Loan Losses - The Provision for Loan Losses increased $500,000 compared to the third quarter of 2014 as a $200,000 credit to provision expense was recorded in the third quarter of 2015, compared to the $700,000 credit to provision expense recorded in the third quarter of 2014. We charged off $192,000 of principal while recovering $309,000 of previously charged off loans in the third quarter of 2015, for a net recovery total of $117,000. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to an improvement in portfolio risk indicators and a decrease in the historical loss percentages, the amount of ALLL required at the end of the third quarter of 2015 decreased from $13.2 million at December 31, 2014 to approximately $13.0 million. Along with the net recovery, this required us to record a credit to the provision expense. The ALLL is 2.08% of loans as of September 30, 2015, and, in light of current economic conditions, we believe that at this level the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income increased $1,853,000, or 87.2% compared to the third quarter of 2014. Excluding gains and losses on securities and other real estate owned activity, non-interest income increased $147,000, or 3.9%. Wealth management income decreased $31,000 or 2.6% as the market value of assets managed decreased. Service charges and other fees on deposit accounts increased $80,000, or 7.6% as we added new features and benefits to our primary checking account product and instituted a monthly service fee. Debit card income increased $37,000, or 6.6% and origination fees on mortgage loans sold increased $104,000, or 130%, both due to increased activity. Gains on securities transactions increased $1,036,000 due to large losses in the third quarter of 2014 that were the result of the sales of nonperforming investment securities. Income from other real estate activity improved $670,000 due to losses and write downs of the carrying values properties in the third quarter of 2014.

Other Expenses – Total non-interest expenses decreased $196,000, or 2.1% compared to the third quarter of 2014. Salaries and Employee Benefits increased $63,000, or 1.1%, even though the number of full time equivalent employees decreased from 370 to 346 as equity based compensation expense increased $38,000 and the officer incentive compensation accrual increased $28,000. Improving operational efficiency has been one of Management’s key objectives this year, and the branch efficiency initiative announced in the fourth quarter of 2015 is expected to reduce salaries and benefits expense by over $400,000 per quarter beginning in 2016. Occupancy expense increased $22,000, or 3.5% due to higher maintenance and repairs costs. Marketing expense increased $42,000 or 18.7% due to higher advertising expense and expenses related to the new benefits added to our primary checking account product. Other real estate owned expense went down $128,000, or 68.4% due to a decrease in the number of properties owned. FDIC insurance assessments decreased $63,000 as the termination of our informal agreement with the FDIC and Michigan Department of Insurance and Financial Services in the second quarter of 2015 resulted in a decrease in the assessment rate. Other expense increased $133,000, or 20.5% due to higher ATM expenses and directors’ fees.

As a result of the above activity, the Profit Before Income Taxes in the third quarter of 2015 was $4,236,000, an increase of $1,921,000 compared to the pre-tax profit of $2,315,000 in the third quarter of 2014. The Company recorded a federal income tax expense of $1,230,000 in the third quarter of 2015, reflecting an effective tax rate of 29.0%, compared to the tax expense of $603,000 in the third quarter of 2014, which reflected an effective rate of 26.0%. The increase in the effective tax rate was the result of the decrease in the percentage of operating income that was from municipal investments and bank owned life insurance. The Net profit for the third quarter of 2015 was $3,006,000, an increase of 75.6% compared to the net profit of $1,712,000 in the third quarter of 2014.

Results of Operations – Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

Net Interest Income - A comparison of the income statements for the nine months ended September 30, 2015 and 2014 shows an increase of $1,748,000, or 6.7%, in Net Interest Income. Interest income on loans increased $456,000 or 2.1% as the average yield on loans decreased from 4.78% to 4.70% while the average loans outstanding increased $23.0 million. The loan yield decreased this year due to the lower rates on new and refinanced loans. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $673,000 even though the yield decreased from 1.96% to 1.95% because the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $49.6 million. The Company continues to maintain a very high liquidity position by keeping a large amount of funds in low yielding short term investments and deposits in the Federal Reserve system. The interest expense on deposits decreased $597,000 or 24.6% even though the average deposits increased $57.6 million because the average cost of deposits decreased from 0.30% to 0.22%. The cost of borrowed funds decreased $22,000 as the average amount of borrowed funds decreased $7.3 million.

Provision for Loan Losses - The Provision for Loan Losses decreased $500,000 compared to the first nine months of 2014 as a negative provision of $500,000 was recorded in 2014 and a negative provision expense of $1,000,000 was recorded in 2015. The negative provision was larger in 2015 due to the recovery of a previously charged off loan that occurred in the first quarter of 2015. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to an improvement in portfolio risk indicators and a decrease in the historical loss percentages, the amount of ALLL required at September 30, 2015 decreased to $13.0 million from the $13.1 million required at September 30, 2014. The ALLL is 2.08% of loans as of September 30, 2015, compared to 2.24% at September 30, 2014, and in light of current economic conditions, we believe that the ALLL adequately estimates the potential losses in our loan portfolio.

Other Income – Non interest income increased $2,035,000, or 21.7% compared to the first nine months of 2014. Excluding gains and losses on securities and other real estate owned activity, non-interest income increased $301,000, or 2.7%. Wealth management income increased $80,000 or 2.3% as the market value of assets managed increased in the first half of 2015 due to new assets brought in and market value appreciation. Deposit account fees increased $104,000 or 3.5% due to a new fee charged for benefits added to our main checking account product in 2015. Debit card income increased $161,000, or 10.1% and origination fees on mortgage loans sold increased $220,000, or 95.7%, both due to increased activity.

Other Expenses – Total non-interest expenses decreased $137,000, or 0.5% compared to the first nine months of 2014. Salaries and Employee Benefits increased $155,000, or 0.9%, as the officer incentive compensation accrual increased $187,000. This increase was mitigated by decreases in salaries and benefits expenses that were the result of the decrease in the number of full time equivalent employees from 366 in 2014 to 350 in 2015. Improving operational efficiency has been one of Management’s key objectives this year, and reductions in staffing implemented in the fourth quarter of 2015 are expected to provide salary and benefits expense reductions of $1.7 million in 2016. Equipment expense went up $230,000, or 11.5% due to higher computer expenses and one-time costs related to the conversion of the system used for our bill payment service in 2015. Marketing expense increased $181,000, or 28.3% due to increased advertising and expenses related to enhancing our main checking account product. Other real estate owned expense went down $523,000, or 59.0% due to the continuing sales of OREO properties. FDIC insurance assessments decreased $480,000 as the termination of our consent order in the second quarter of 2014 and the termination of our informal agreement in the second quarter of 2015 resulted in decreases in the assessment rate. Other expense increased $434,000, or 23.7% due to higher ATM expenses, directors’ fees, and training and education expenses.

As a result of the above activity, the Profit Before Income Taxes in the first nine months of 2015 was $11,340,000, an increase of $4,420,000 compared to the pre-tax profit of $6,920,000 in the first nine months of 2014. The Company recorded a federal income tax expense of $3,272,000 in the first nine months of 2015, reflecting an effective tax rate of 28.9%, compared to the tax expense of $1,754,000 in the first nine months of 2014, which reflected an effective rate of 25.3%. The increase in the effective tax rate was the result of the decrease in the percentage of operating income that was from municipal investments and bank owned life insurance. The Net profit for the first nine months of 2015 was $8,068,000, an increase of 56.2% compared to the net profit of $5,166,000 in the first nine months of 2014.

Cash Flows

Cash flows provided by operating activities increased $2,281,000 compared to the first nine months of 2014 due to the increase of $2,902,000 in net income. Cash flows used for investing activities decreased by $26.6 million from $50.0 million in the first nine months of 2014 to $23.4 million in the first nine months of 2015 as less cash was invested in securities in the first nine months of 2015 than in the first nine months of 2014. This was mitigated by the loan growth, which used $21.3 million more cash in the first nine months of 2015 than it did in the first nine months of 2014 as loan portfolio growth accelerated this year due to improving economic conditions and increased use of loan participations. The amount of cash provided by financing activities in the first nine months of 2015 was $26.1 million, mainly because deposit funding increased by $25.0 million. In the first nine months of 2014, $12.0 million of cash was used for financing activities to repay advances from the Federal Home Loan Bank of Indianapolis, while $19.8 million was provided by deposit growth and $8.1 million was provided by the issuance of nearly 2.1 million shares of common stock. In the first nine months of 2015, the cash provided by operations and financing activities exceeded the use of cash for investing activities, resulting in an increase of $14.3 million in cash and cash equivalents during the nine months. In the first nine months of 2014, the use of cash for investing activities exceeded the cash provided by operations and financing activities, and the amount of cash and cash equivalents decreased by $24.9 million during the period.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of September 30, 2015, the Bank was not utilizing any of its authorized limit of $255 million with the Federal Home Loan Bank of Indianapolis, or its $20 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, or its $25 million federal funds line with a correspondent bank. The Company periodically draws on its overdraft and fed funds lines to ensure that funding will be available if needed.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first nine months of 2015 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $146.2 million at September 30, 2015 and $134.5 million at December 31, 2014. Common stock increased $308,000 due to the issuance of stock under compensation programs and for our Employee Stock Purchase Plan, retained earnings increased $8.1 million due to the year to date profit, and the Accumulated Other Comprehensive Income (AOCI) increased $3.3 million due to an increase in the value of our securities that are classified as Available For Sale. Total equity increased $11.6 million and total assets increased $38.1 million, so the ratio of equity to assets increased from 10.52% at December 31, 2014 to 11.10% at September 30, 2015.

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

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of September 30, 2015:
Total Capital to Risk-Weighted Assets
Consolidated	$149,686	19.18%	$78,061	10.0%
Monroe Bank & Trust	148,048	18.98%	78,013	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	139,792	17.91%	62,449	8.0%
Monroe Bank & Trust	138,164	17.71%	62,411	8.0%
Common Equity Tier 1 Capital to
Risk-Weighted Assets
Consolidated	139,792	17.91%	50,740	6.5%
Monroe Bank & Trust	138,164	17.71%	50,709	6.5%
Tier 1 Capital to Average Assets
Consolidated	139,792	10.75%	65,006	5.0%
Monroe Bank & Trust	138,164	10.63%	64,983	5.0%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital to Risk-Weighted Assets
Consolidated	$129,032	17.22%	$74,917	10.0%
Monroe Bank & Trust	127,400	17.01%	74,895	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	119,573	15.96%	44,950	6.0%
Monroe Bank & Trust	117,944	15.75%	44,937	6.0%
Tier 1 Capital to Average Assets
Consolidated	119,573	9.68%	61,731	5.0%
Monroe Bank & Trust	117,944	9.55%	61,721	5.0%

The Bank had entered into a Consent Order with its state and federal regulators on July 12, 2010. Following the termination of the Consent Order on June 30, 2014, the Bank became subject to certain informal regulatory requirements and restrictions, including, among other things, requirements to maintain a Tier 1 leverage ratio of at least 9%, continue to reduce classified and delinquent assets, continually monitor its progress, and submit quarterly progress reports to the regulators. The informal agreement also required the Bank to request prior approval from its state and federal regulators before paying dividends to the Company. This informal agreement was terminated in the second quarter of 2015. Since November 18, 2010 the Company operated under a Board Resolution as required by the Federal Reserve system, which is the regulator for the Company. This resolution required the Company to request approval from the Federal Reserve Bank of Chicago prior to any payment of dividends or redemption of stock. On October 14, 2015, the Federal Reserve Bank of Chicago notified the Company that is had no objection if the directorate rescinded the Board Resolution. On October 23, 2015, the Board of Directors of the Company rescinded the Board Resolution and the Company is no longer restricted from paying dividends or redeeming stock.

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

Internal Revenue Service Audit

Since the fourth quarter of 2010, the Internal Revenue Service (IRS) has been conducting an audit of our tax returns for the 2004, 2005, 2007, 2008, 2009, and 2010 tax years. The Company recorded a tax liability in the second quarter of 2012 to reflect the amount of a settlement offer that the Company proposed to the IRS in an attempt to resolve the audit. The Company has also been accruing interest expense on the settlement amount. Based on current knowledge, the Company believes that the accrued tax liability is adequate to absorb the effect relating to the ultimate resolution of the uncertain tax positions challenged by the IRS.

The Company and the IRS have recently made progress toward resolution and the Company believes it is reasonably possible that the IRS will conclude this audit within the current year. If resolution is reached at a liability amount that is less than the 2012 settlement amount, the Company may reduce the amount of interest expense that has been accrued. Management will re-evaluate the estimated potential federal income tax payable noted above each quarter based on current, relevant facts.

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first three quarters of 2015, the Bank’s interest rate risk has remained within its policy limits.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MBT Financial Corp.
(Registrant)

November 9, 2015	By:	/s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President Chief Executive Officer

November 9, 2015	By:	/s/ John L. Skibski
Date	John L. Skibski
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document