Form 10-K
period 2015-12-31
MBT FINANCIAL CORP
filed 2016-03-11
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑

As of June 30, 2015, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $102.1 million based on the closing sale price as reported on the NASDAQ Global Select system.

As of March 11, 2016, there were 22,899,688 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders of MBT Financial Corp. to be held on May 5, 2016 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

Special Note regarding Forward Looking Information

This document, including the documents that are incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act (the “Exchange Act”). You can identify forward-looking statements by words or phrases such as “will likely result,” “may,” “are expected to,” “predict,” “is anticipated,” “estimate,” “forecast,” “projected,” “future,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may,” “hope,” “can,” “predict,” “potential,” “continue,” or similar verbs, or the negative of those terms or other words of similar meaning. You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. Such forward-looking statements may relate to our financial condition, results of operations, plans, objectives, future performance, or business and are based upon the beliefs and assumptions of our management and the information available to our management at the time these disclosures are prepared. These forward-looking statements involve risks and uncertainties that we may not be able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Shareholders should be aware that the occurrence of certain events could have an adverse effect on our business, results of operations, and financial condition. These events, many of which are beyond our control, include the following:

●	general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in Michigan;
●	potential limitations on our ability to access and rely on wholesale funding sources;
●	changes in accounting principles, policies, and guidelines applicable to bank holding companies and the financial services industry;
●	fluctuation of our stock price;
●	ability to attract and retain key personnel;
●	ability to receive dividends from our subsidiaries;
●

operating, legal, and regulatory risks, including risks relating to further deteriorations in credit quality, our allowance for loan losses, and potential losses on dispositions of non-performing assets;

●	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
●	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules;
●

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

●

compliance with regulatory enforcement actions, including legislative or regulatory changes that adversely affect our business, including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets;
●	economic, political, and competitive forces affecting our banking, securities, asset management, insurance, and credit services businesses;
●	the impact on net interest income from changes in monetary policy and general economic conditions; and
●	the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

Part I

Item1.	Business

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

Monroe Bank & Trust was incorporated and chartered as Monroe State Savings Bank under the laws of the State of Michigan in 1905. In 1940, Monroe Bank & Trust consolidated with Dansard Bank and moved to the present address of its main office. Monroe Bank & Trust operated as a unit bank until 1950 when it opened its first branch office in Ida, Michigan. It then continued its expansion to its present total of 20 branch offices, including its main office. Monroe Bank & Trust changed its name from "Monroe State Savings Bank" to "Monroe Bank & Trust" in 1968.

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

The Bank’s primary market area is Monroe County, Michigan. According to the most recent market data, there are ten deposit taking/lending institutions competing in the Bank’s market. According to the most recent FDIC Summary of Deposits, the Bank ranks first in market share in Monroe County with 52.69% of the market. In 2001, the Bank began expanding into Wayne County, Michigan, and currently ranks thirteenth out of twenty-six institutions operating in Wayne County with a market share of 0.31%. For the combined Monroe and Wayne County market, the Bank ranks seventh of twenty-seven institutions with a market share of 2.20%.

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

The Corporation and/or its subsidiary are required to file various reports with, and is subject to examination by regulators, including the Federal Reserve, the FDIC and Michigan DIFS. The Federal Reserve, FDIC and Michigan DIFS have the authority to issue orders to bank holding companies and/or banks to cease and desist from certain banking practices and violations of conditions imposed by, or violations of agreements with, the FRB, FDIC and Michigan DIFS. Certain of the Corporation's and/or its banking subsidiary regulators are also empowered to assess civil money penalties against companies or individuals in certain situations, such as when there is a violation of a law or regulation. Applicable state and federal law also grant certain regulators the authority to impose additional requirements and restrictions on the activities of the Corporation and or its banking subsidiary and, in some situations, the imposition of such additional requirements and restrictions will not be publicly available information.

Recent Regulatory Enforcement Actions

On July 12, 2010, the Bank entered into a stipulation and consent to the issuance of a consent order (the “Consent Order”) with the FDIC and the Michigan DIFS. The Consent Order became effective July 22, 2010 and required the Bank to take a number of corrective actions to improve asset quality and raise capital.  Effective June 30, 2014, the Consent Order was terminated by the FDIC and the Michigan DIFS following full compliance with its terms by the Bank. The Bank remained subject to certain informal regulatory requirements and restrictions, including, among other things, requirements to maintain a Tier 1 leverage ratio of at least 9%, continue to reduce classified and delinquent assets, continually monitor its progress, and submit quarterly progress reports to the regulators. The informal agreement was rescinded on June 23, 2015.

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

EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase became permanent at the end of 2010 under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) and deposit insurance is now limited to $250,000 on all deposit accounts.

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

Debit Card Interchange Fees

The Dodd-Frank Act provides for a set of new rules requiring that interchange transaction fees for electronic debit transactions be "reasonable" and proportional to certain costs associated with processing the transactions. The Federal Reserve was given authority to, among other things, establish standards for assessing whether interchange fees are reasonable and proportional. In June 2011, the Federal Reserve issued a final rule establishing certain standards and prohibitions pursuant to the Dodd-Frank Act, including establishing standards for debit card interchange fees and allowing for an upward adjustment if the issuer develops and implements policies and procedures reasonably designed to prevent fraud. The provisions regarding debit card interchange fees and the fraud adjustment became effective October 1, 2011. The rules impose requirements on the Corporation and its banking subsidiary and may negatively impact our revenues and results of operations.

Consumer Issues

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which has the authority to implement regulations pursuant to numerous consumer protection laws and has supervisory authority, including the power to conduct examinations and take enforcement actions, with respect to depository institutions with more than $10 billion in consolidated assets. The CFPB also has authority, with respect to consumer financial services to, among other things, restrict unfair, deceptive or abusive acts or practices, enforce laws that prohibit discrimination and unfair treatment and to require certain consumer disclosures.

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

Basel III

Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, which was fully implementated January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019. In July 2013, the Federal Reserve Board released final rules regarding implementation of the Basel III regulatory capital rules for U.S. banking organizations. The final rules address a significant number of outstanding issues and questions regarding how certain provisions of Basel III are proposed to be adopted in the United States. Key provisions of the rules include the total phase-out from Tier 1 capital of trust preferred securities with grandfathering for bank holding companies with less than $15 billion in assets, a capital conservation buffer of 2.5% above minimum capital ratios, inclusion of accumulated other comprehensive income in Tier 1 common equity, inclusion in Tier 1 capital of perpetual preferred stock, and an effective minimum Tier 1 common equity ratio of 7.0%.

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

Loans to One Borrower. Michigan law provides that a Michigan commercial bank may not provide loans or extensions of credit to a person in excess of 15% of the capital and surplus of the bank. The limit, however, may be increased to 25% of capital and surplus if approval of two-thirds of the Bank’s board of directors is granted. At December 31, 2015, the Bank’s regulatory limit on loans to one borrower was $15.084 million or $25.140 million for loans approved by two-thirds of the Board of Directors. If the Michigan DIFS determines that the interests of a group of more than one person, co-partnership, association or corporation are so interrelated that they should be considered as a unit for the purpose of extending credit, the total loans and extensions of credit to that group are combined. At December 31, 2015, the Bank did not have any loans with one borrower that exceeded its regulatory limit.

At December 31, 2015, loans that had high loan to value ratios at origination were quantified by management and represented less than 10% of total outstanding loans as of the balance sheet date. Additionally, management quantified all loans (mortgage, consumer and commercial) that required interest only payments as of the balance sheet date and determined that these types of loans were less than 10% of total loans outstanding at December 31, 2015. Based on these facts, management concluded no concentrations of credit risk existed at December 31, 2015.

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

Capital Requirements. Under FDIC regulations, federally-insured state-chartered banks that are not members of the Federal Reserve (“state non-member banks”), such as the Bank, are required to comply with minimum leverage capital requirements. The minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 4%.Tier 1 capital is principally composed of the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships). As of December 31, 2015, the Tier 1 capital to average total assets ratio for the Bank was 10.91%.

The Bank must also comply with the FDIC risk-based capital guidelines. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the FDIC’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight, loans fully secured by one-to-four family residential properties generally have a 50% risk weight and commercial loans have a risk weight of 100%.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized"), and all institutions are assigned one such category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. At December 31, 2015, the Bank’s regulatory capital classification was “well capitalized.”

For further discussion regarding the Corporation’s regulatory capital requirements, see Note 13 to the 2015 Consolidated Financial Statements. In addition, for a discussion of changes in the regulatory capital requirements which went into effect on January 1, 2015, see the section of this item captioned “Supervision and Regulation – Regulatory Reform – Basel III,” above.

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

Investments and Activities. Since the enactment of the FDIC Improvement Act, all state-chartered FDIC insured banks have generally been limited to activities of the type and in the amount authorized for national banks, notwithstanding state law. The FDIC Improvement Act and the FDIC permit exceptions to these limitations. For example, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than direct equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the DIF.

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

Privacy. The Federal Reserve, FDIC and other bank regulatory agencies have adopted final guidelines (the "Guidelines) for safeguarding confidential, personal customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Corporation has adopted a customer information security program that has been approved by the Corporation's Board of Directors (the "Board”). The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the banking subsidiary's policies and procedures. The Corporation's banking subsidiary has implemented a privacy policy.

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

Federal Home Loan Bank. The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”), one of the 12 regional Federal Home Loan Banks. The FHLBI provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLBI, is required to acquire and hold shares of capital stock in the FHLBI in an amount equal to at least 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLBI, whichever is greater. The Bank was in compliance with this requirement and its investment in FHLBI stock at December 31, 2015 was $4.1 million. The FHLB Banks function as a central reserve bank by providing credit for financial institutions throughout the United States. Advances are generally secured by eligible assets of a member, which include principally mortgage loans and obligations of, or guaranteed by, the U.S. government or its agencies. Advances can be made to the Bank under several different credit programs of the FHLBI. Each credit program has its own interest rate, range of maturities and limitations on the amount of advances permitted based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

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

Employees

MBT Financial Corp. has no employees other than its three officers, each of whom is also an employee and officer of Monroe Bank & Trust and who serve in their capacity as officers of MBT Financial Corp. without compensation. As of December 31, 2015, Monroe Bank & Trust had 294 full-time employees and 10 part-time employees. Monroe Bank & Trust provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services, and a 401(k) plan.

Executive Officers of the Registrant

NAME	AGE	POSITION
H. Douglas Chaffin	60	President & Chief Executive Officer
Donald M. Lieto	60	Executive Vice President, Senior Administration Manager, Monroe Bank & Trust
Scott E. McKelvey	56	Executive Vice President, Regional President Wayne County, Monroe Bank & Trust Secretary, MBT Financial Corp.
Audrey Mistor	58	Executive Vice President, Wealth Management Group Manager
Thomas G. Myers	59	Executive Vice President & Chief Lending Manager, Monroe Bank & Trust
John L. Skibski	51	Executive Vice President & Chief Financial Officer, Monroe Bank & Trust; Treasurer, MBT Financial Corp.

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

H. Douglas Chaffin was President & Chief Executive Officer in each of the last five years. Donald M. Lieto was Executive Vice President, Senior Administration Manager in each of the last five years. Scott E. McKelvey was Executive Vice President, Senior Wealth Management Officer in 2011-2013 and became Executive Vice President, Regional President Wayne County in 2013. Audrey Mistor was Senior Vice President, Community President in 2011-2013 and became Executive Vice President, Wealth Management Group Manager in 2013. Thomas G. Myers was Executive Vice President & Chief Lending Manager in each of the last five years. John L. Skibski was Executive Vice President & Chief Financial Officer in each of the last five years.

Available Information

MBT Financial Corp. makes its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports available on its website as soon as reasonably practicable after they are filed with or furnished to the SEC, free of charge. The website address is www.mbandt.com.

Item A.	Risk Factors

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

Southeast Michigan and the United States as a whole recently went through a prolonged downward economic cycle that began in 2007 and still has some lingering effects today. Significant weakness in market conditions adversely impacted all aspects of the economy including our business. In particular, dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, negatively impacted the credit performance of construction loans, which resulted in significant write-downs of assets by many financial institutions. Business activity across a wide range of industries and regions was greatly reduced, and local governments and many businesses experienced serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. In addition, unemployment has been high throughout this period. The business environment was adverse for many households and businesses in the Southeast Michigan market, United States, and worldwide.

Overall, during the past eight years, the general business environment has had an adverse effect on our business, and while there has been recent improvement in general economic conditions in our market with evidence of stabilizing home prices and a reduction in unemployment levels, there can be no assurance that the environment will continue to improve in the near term. Unemployment levels have improved, but housing values remain low, and demand for housing is still weak due. Consequently, particularly in Michigan, which has been one of the most adversely impacted states in the United States by the recent recession, there can be no assurance that the economic conditions will continue to improve in the near term. Furthermore, a worsening of economic conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. Continued market stress could have a material adverse effect on the credit quality of the Bank’s loans and, therefore, our financial condition and results of operations.

The Bank previously operated under agreements with its governmental regulators and may be subject to further regulatory enforcement actions.

On July 12, 2010, the Bank agreed to the issuance of a consent order (the “Consent Order”) with the FDIC and the Michigan DIFS Bank & Trust Division requiring, among other things, the achievement of certain minimum regulatory capital levels, the imposition of certain lending restrictions, the enhancement of the credit quality of the Bank’s loan portfolio, the increased monitoring by the Board of Directors of the adequacy of the Bank’s allowance for loan and lease losses, and a prohibition on the declaration and payment of any dividends without prior regulatory approval. The Consent Order was terminated by the regulatory agencies effective June 30, 2014.  However, certain informal regulatory requirements and restrictions remained in effect, including requirements to continue to improve credit quality, a restriction prohibiting dividend payments without prior approval from the FDIC and the DIFS, and the maintenance of a specified Tier 1 capital ratio. The informal regulatory requirements were rescinded effective June 23, 2015. However, any failure to maintain acceptable asset quality, reserves, and capital levels may result in resumption of adverse regulatory actions.

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

We attempt to maintain an appropriate allowance for loan losses to provide for potential inherent losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors including, among others, the ongoing review and grading of the loan portfolio, consideration of our past loan loss experience as well as that of the banking industry, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual credits, and other qualitative and quantitative factors which could affect probable credit losses. We determine the amount of the allowance for loan losses by considering these factors and by using estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on our historical loss experience with additional qualitative factors for various issues, and allocation of specific reserves for special situations that are unique to the measurement period with consideration of current economic trends and conditions, all of which are susceptible to significant change. As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. Although we believe the level of the allowance for loan losses is appropriate as recorded in the consolidated financial statements, because current economic conditions are uncertain and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. Management is of the opinion that the Allowance for Loan Losses of $10,896,000 as of December 31, 2015 was adequate.

Our loan portfolio is collateralized predominantly by real estate.

A substantial portion of the Bank’s loan portfolio is sensitive to real estate values. The declines in the market value of real estate that occurred during the most recent national and regional decline during the 2008 – 2010 timeframe resulted in significant increases in delinquencies and losses on certain segments of our portfolio. While the real estate market has stabilized and is no longer experiencing the rapid decreases in value and increases in inventory of foreclosed properties that occurred during 2008 – 2010 timeframe, there remain substantial risks associated with real estate collateral values, particularly in the Bank’s primary market in Southeast Michigan. As of December 31, 2015, more than 75% of the Bank’s loan portfolio was secured by real estate.

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

In response to market conditions and other economic factors, the Bank may utilize alternative sale strategies other than orderly dispositions as part of its OREO disposition strategy, such as immediate liquidation sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from estimates used to determine the fair value of the Bank’s OREO properties. As of December 31, 2015, the Bank’s OREO portfolio was valued at $2.4 million.

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

In July 2013, the Federal Reserve Board released its final rules which will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the final rule, minimum requirements increased for both the quality and quantity of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets that will apply to all supervised financial institutions. The rule also, among other things, raises the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banking organizations. Banking organizations with consolidated assets equal to or in excess of $250 billion began transitioning into the new rules effective January 1, 2014. All other covered banking organizations were required to begin transitioning effective January 1, 2015. The new capital rules require us to maintain higher levels of capital.

If the concentration level of the Bank’s commercial real estate loan portfolio increases, we may be subject to additional regulatory scrutiny.

The FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm non-residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital and increased by 50% or more during the prior 36 months. The joint guidance requires heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing. As of December 31, 2015, the Bank did not meet the level of concentration in commercial real estate lending activity that would indicate a need under the regulatory guidance for increased risk assessment.

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

We are a bank holding company, and our operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to our shareholders is derived primarily from dividends received from the Bank. Our ability to receive dividends or loans from the Bank is restricted. Dividend payments by the Bank to us in the future will require generation of future earnings by the Bank and could require regulatory approval if the proposed dividend is in excess of prescribed guidelines. Further, our right to participate in the assets of the Bank upon its liquidation, reorganization, or otherwise will be subject to the claims of the Bank’s creditors, including depositors, which will take priority.

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

Item B.	Unresolved Staff Comments

None.

Item 2.	Properties

MBT Financial Corp. does not conduct any business other than its ownership of Monroe Bank & Trust’s stock. MBT Financial Corp. operates its business from Monroe Bank & Trust’s headquarters facility. Monroe Bank & Trust operates its business from its main office complex located at 102 E. Front Street, Monroe, Michigan, its 20 full service branches in the counties of Monroe and Wayne, Michigan, and a loan origination and wealth management office in Lenawee County, Michigan. The Bank owns its main office complex and 19 of its branches. The loan origination and wealth management office and one of the Bank’s branches are leased.

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

Not Applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters, and Issuer Purchases of Equity Securities

Common stock consists of 22,790,707 shares with a book value of $6.46. No dividends were declared on common stock during 2014 and 2015. The common stock is traded on the NASDAQ Stock Market under the symbol MBTF. Below is a schedule of the high and low trading price for the past two years by quarter, as reported in the consolidated transaction reporting system. These prices represent those known to Management, but do not necessarily represent all transactions that occurred.

	2015		2014
	High	Low	High	Low
1st quarter	$5.80	$4.83	$5.99	$4.24
2nd quarter	$5.98	$5.34	$5.85	$4.75
3rd quarter	$6.59	$5.65	$5.62	$4.55
4th quarter	$6.88	$6.01	$5.09	$4.61

No dividends were declared during the past three years.

As of December 31, 2015, the number of holders of record of the Corporation’s common shares was 1,062.

The payment of future cash dividends is at the discretion of the Board of Directors and is subject to a number of factors, including applicable regulatory restrictions, results of operations, general business conditions, growth, financial condition, and other factors deemed relevant. On January 28, 2016 the Corporation’s Board of Directors approved payment of a $0.03 per share quarterly dividend and a $0.50 per share special dividend. This was the Corporation’s first dividend since 2009, and the Corporation intends to continue to pay quarterly dividends.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
MBT Financial Corp.	100.00	62.92	133.15	239.33	280.34	383.71
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
NASDAQ Bank	100.00	89.50	106.23	150.55	157.95	171.92
MBT Peer Group 2015*	100.00	61.25	120.07	142.62	132.03	167.82

*MBT Peer Group 2015 Consist of Chemical Financial Corporation (CHFC), Fentura Financial, Inc. (FETM), Flagstar Bancorp, Inc. (FBC), Macatawa Bank Corporation (MCBC) ,Mercantile Bank Corporation (MBWM)

Item 6.	Selected Financial Data

The selected financial data for the five years ended December 31, 2015 are derived from the audited Consolidated Financial Statements of the Corporation. The financial data set forth below contains only a portion of our financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Selected Consolidated Financial Data

Dollar amounts are in thousands, except per share data	2015	2014	2013	2012	2011
Consolidated Statements of Income
Interest Income	$40,041	$38,539	$39,238	$44,535	$49,560
Interest Expense	3,066	3,838	6,037	9,886	14,433
Net Interest Income	36,975	34,701	33,201	34,649	35,127
Provision for Loan Losses	(3,000)	(500)	2,200	7,350	13,800
Net Interest Income after Provision for Loan Losses	39,975	35,201	31,001	27,299	21,327
Other Income	15,327	13,353	15,931	16,437	18,230
Other Expenses	38,200	38,667	39,508	38,694	42,819
Income (Loss) before provision for (benefit from) Income Taxes	17,102	9,887	7,424	5,042	(3,262)
Provision for (benefit from) Income Taxes	5,020	2,572	(18,113)	(3,503)	500
Net Income (Loss)	$12,082	$7,315	$25,537	$8,545	$(3,762)

Per Common Share
Basic Net Income (Loss)	$0.53	$0.33	$1.43	$0.49	$(0.22)
Diluted Net Income (Loss)	0.53	0.33	1.41	0.49	(0.22)
Cash Dividends Declared	-	-	-	-	-
Book Value at Year End	6.46	5.92	5.37	4.80	4.38

Average Common Shares Outstanding	22,742,476	22,109,911	17,882,070	17,332,012	17,270,528

Consolidated Balance Sheets (Year End)
Total Assets	$1,342,313	$1,278,657	$1,222,682	$1,268,595	$1,238,027
Total Securities	542,289	513,326	440,407	443,158	400,868
Total Loans	617,308	610,332	597,590	627,249	679,475
Allowance for Loan Losses	10,896	13,208	16,209	17,299	20,865
Deposits	1,165,393	1,111,811	1,069,718	1,048,830	1,022,310
Borrowings	15,000	15,000	27,000	122,000	127,000
Total Shareholders' Equity	147,341	134,536	110,608	83,574	75,711

Selected Financial Ratios
Return on Average Assets	0.93%	0.59%	2.12%	0.69%	-0.30%
Return on Average Equity	8.67%	6.00%	28.78%	11.03%	-5.11%
Net Interest Margin	3.11%	3.11%	2.98%	3.02%	3.07%
Dividend Payout Ratio	0.00%	0.00%	0.00%	0.00%	0.00%
Allowance for Loan Losses to Period End Loans	1.77%	2.16%	2.71%	2.75%	3.07%
Allowance for Loan Losses to Non Performing Loans	39.55%	36.74%	28.84%	24.78%	27.63%
Non Performing Loans to Period End Loans	4.46%	5.89%	9.39%	11.10%	11.10%
Net Charge Offs to Average Loans	-0.11%	0.42%	0.54%	1.65%	1.97%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction – The Company is a bank holding company with one subsidiary, Monroe Bank & Trust (“Bank”). The Bank is a commercial bank that operates 14 branch offices in Monroe County, Michigan and 6 branches in Wayne County, Michigan. The Bank also operates a Wealth Management and Loan Origination office in Lenawee County, Michigan. The Bank’s primary source of income is interest income on its loans and investments and its primary expense is interest expense on its deposits and borrowings. This discussion and analysis should be read in conjunction with the accompanying consolidated statements and footnotes.

Executive Overview – The Bank is operated as a community bank, primarily providing loan, deposit, and wealth management services to the people, businesses, and communities in its market area. In addition to our commitment to our mission of serving the needs of our local communities, we are focused on improving our asset quality, profitability, and shareholder value.

The national economic recovery continued in 2015, and due to improvement in the domestic auto industry, the recovery in economic conditions in southeast Michigan was evident. Local and state unemployment rates decreased, but real estate values and new construction and real estate development activity have not fully recovered. A significant objective again this year was improvement in our asset quality. The stronger economic environment benefited our loan customers, and also provided us with opportunities to upgrade or dispose of large amounts of problem assets. Our total classified assets, which include non-accrual and internally classified problem loans, other real estate owned, and classified investment securities, decreased $23.7 million, or 43.5% during 2015. The growth in retained earnings was the primary reason shareholders’ equity increased $12.8 million, or 9.5% in 2015. The reduction in classified assets and the increase in equity caused the vitally important classified assets to capital ratio to improve dramatically, from 41.6% at the end of 2014 to 20.1% at the end of 2015. The significant improvement in our asset quality over the past year and the decrease in our net charge offs from $2.5 million in 2014 to a net recovery of $0.7 million in 2015, allowed us to decrease our Allowance for Loan and Lease Losses (ALLL) from $13.2 million to $10.9 million in 2015. The portfolio of loans held for investment increased $7.0 million during the year, and the ALLL as a percent of loans decreased from 2.16% to 1.77%. Local property values and the unemployment rate have improved over the past two years and the pace of the recovery in our local markets was good in 2015. We will continue our efforts on improving asset quality in 2016, and we also plan to focus on growing our loan portfolio, improving our net interest margin, increasing revenue, and managing expenses.

Net Interest Income increased $2,274,000 in 2015 compared to 2014 as the average earning assets increased $74.8 million, or 6.7% and the net interest margin was unchanged at 3.11%. The provision for loan losses decreased from a reversal of $0.5 million in 2014 to a reversal of $3.0 million in 2015. Decreases in the historical loss rates, improvements in the risk classifications of loans, and a reduction in the amount of specific allocations during 2015 decreased the amount of ALLL required. As a result, we reduced the ALLL by $2.3 million by recording a provision reversal of $3.0 million and net recoveries of $0.7 million. Non-interest income increased $2.0 million or 14.8%, primarily due to improvements in gains and losses on securities transactions and other real estate owned. Excluding securities and OREO activity, non-interest income increased $0.3 million or 1.7%. Non-interest expenses decreased $0.5 million, or 1.2% primarily due to higher equipment and marketing costs in 2015, partially offset by lower FDIC insurance assessments, which decreased due to a reduction in our assessment rate, and lower OREO expenses, which decreased due to the reduction in the amount of properties owned. We completed an efficiency initiative in the fourth quarter of 2015, and we expect salaries, benefits, and occupancy expenses to improve in 2016. Federal Income Tax expense increased $2.4 million in 2015 due to the $7.2 million increase in income before the provision for income taxes.

Critical Accounting Policies - The Bank’s Allowance for Loan Losses is a “critical accounting estimate” because it is an estimate that is based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Corporation’s financial condition. These assumptions include, but are not limited to, collateral values and the effect of economic conditions on the financial condition of the Bank’s borrowers. To determine the Allowance for Loan Losses, the Bank estimates losses on all loans that are not classified as non-accrual or renegotiated by applying historical loss rates, adjusted for environmental factors, to those loans. This portion of the analysis utilizes the loss history for the most recent twelve quarters, adjusted for qualitative factors including recent delinquency rates, real estate values, and economic conditions. In addition, all loans over $250,000 that are nonaccrual and all loans that are renegotiated are individually tested for impairment. Impairment exists when the carrying value of a loan is greater than the realizable value of the collateral pledged to secure the loan or the present value of the cash flow of the loan. Any amount of monetary impairment is included in the Allowance for Loan Losses. Management is of the opinion that the Allowance for Loan Losses of $10,896,000 as of December 31, 2015 was adequate.

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

Recent Accounting Pronouncements – No recent accounting pronouncements are expected to have a significant impact on the Corporation’s financial statements. Accounting Standards Update 2015-14 (ASU 2015-14), “Revenue from Contracts with Customers (Topic 606)” was issued in August 2015. ASU 2015-14 adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 does not apply to financial instruments. ASU 2015-14 is effective for public entities for reporting periods beginning after December 15, 2017 (therefore, for the year ending December 31, 2018 for the Corporation). Early implementation is permitted only as of annual periods beginning after December 15, 2016, including interim periods within that period. Management is currently assessing the impact to the Corporation’s consolidated financial statements.

Accounting Standards Update 2016-01 (ASU 2016-01), “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” was issued in January 2016. The most significant change included in ASU 2016-01 is the requirement for certain equity investments (excluding investments that are consolidated or accounted for under the equity method) to be measured at fair value with changes in fair value recognized in net income. Alternatively, equity investments without readily determinable fair values can be recorded at cost, and periodically evaluated for impairment using a qualitative assessment. If the qualitative assessment indicates the investment is impaired, it is required to be measured at fair value. The ASU also eliminates the requirement for public business entities to disclose the methods and assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently assessing the impact to the Corporation’s consolidated financial statements.

Results of Operations

Comparison of 2015 to 2014 – The Company reported a Net Profit of $12.1 million in 2015, compared to the Net Profit of $7.3 million in 2014. The increase of $4.8 million was mainly due to the improvement of $2.5 million in the recovery of loan losses in 2015 which was the result of the net recovery of loan losses of $0.7 million in 2015 and the reduction in the amount of Allowance for Loan Losses required as of December 31, 2015 compared to December 31, 2014. The Income Before Provision for Taxes increased $7.2 million, or 73.0%, due to the increase in the net interest income, the decrease in the provision for loan losses, and the increase in non-interest income. The primary source of earnings for the Bank is its net interest income, which increased $2.3 million, or 6.6% compared to 2014. Net interest income increased even though the net interest margin was unchanged at 3.11% as the average earning assets increased $74.8 million, or 6.7%. Interest rates remained low throughout 2015, which caused the yield on earning assets to decrease 10 basis points in 2015. The low rates caused a decrease in the cost of funds, as maturing high cost certificates of deposit funds moved into lower cost non-maturity deposits such as savings, demand, and money market deposit accounts. The Bank also paid off maturing Federal Home Loan Bank advances in 2014, contributing to the 9 basis point decrease in the cost of interest bearing liabilities. Interest income increased $1.5 million during 2015 as the yield on earning assets decreased from 3.46% to 3.36%, while the amount of average earning assets increased from $1.115 billion to $1.190 billion. Interest expense decreased $772,000 compared to 2014 even though the average amount of interest bearing liabilities increased $24.9 million because the cost of the interest bearing liabilities decreased from 0.43% in 2014 to 0.34% in 2015. The decrease in the interest expense was mainly due to the reduction in the amount of customer Certificates of Deposit and the cost of those certificates. During the prolonged low interest rate environment, customers have been moving maturing CD funds to lower cost transaction accounts.

The Provision for Loan Losses decreased from a reversal of $0.5 million in 2014 to a reversal of $3.0 million in 2015 as the amount of net charge offs decreased from $2.5 million in 2014 to a net recovery of $0.7 million in 2015, and the amount of Allowance for Loan Losses required decreased $2.3 million. The improving economic conditions and continued high collection efforts contributed to the net recovery in 2015. The Allowance as a percent of loans decreased from 2.16% as of December 31, 2014 to 1.77% as of December 31, 2015 as the Allowance decreased by 17.5% and the loan portfolio increased by 1.1%.

Other Income increased 14.8% from $13.4 million in 2014 to $15.3 million in 2015. Service charges and other fees increased $194,000, or 4.9% due to a change in the fees charged and benefits provided on our primary personal checking account product. Debit Card income increased $264,000, or 12.1% due to increased debit card usage. Income from securities transactions improved $1,052,000 because the Bank realized gains on bonds owned at discounts that were called at par in 2015, after realizing a loss on the sales of pooled Trust Preferred Collateralized Debt Obligations (TruP CDOs) in 2014. Losses on sales of Other Real Estate decreased $662,000 as real estate values continued to improve in southeast Michigan in 2015, resulting in less write downs and losses on sales. Mortgage loan origination income increased 53.2% from 2014 to 2015 as refinance activity increased due to the continued low interest rates and improving real estate values improved property owners’ equity and ability to refinance. Rental income on OREO properties decreased $219,000, or 50.2% due to the reduction in OREO assets.

Other expenses decreased $467,000, or 1.2% in 2015 compared to 2014. Salaries and benefits expense decreased $143,000, or 0.6% as an efficiency initiative in the fourth quarter of 2015 resulted in a decrease in the number of full time equivalent employees. The full impact of the initiative is expected to be achieved in 2016, and it is also expected to lead to a reduction in occupancy expenses in 2016. Marketing expense increased $265,000, or 31.6% mainly because the checking account product enhancements caused an increase of $134,000, advertising expenses increased $42,000, and event sponsorships increased $51,000. Expenses of Other Real Estate Owned decreased $675,000, or 64.5% primarily due to lower property taxes due to the reduction in properties owned. FDIC insurance assessments decreased $719,000, or 36.9% as our assessment rate decreased in the second quarter of 2015 when our informal agreement with our regulators was terminated. Other insurance decreased $169,000, or 16.3% due to the termination of the Consent Order in 2014.

The Company’s net income for 2015, before provision for income taxes, was $17.1 million, an increase of $7.2 million compared to the pretax income of $9.9 million in 2014. In 2015 we recorded a federal income tax expense of $5.0 million, reflecting an effective tax rate of 29.4%. In 2014 we recorded a tax expense of $2.6 million, reflecting an effective tax rate of 26.0%. The higher effective tax rate in 2015 was due to the decrease in the portion of pretax income that was from nontaxable sources, primarily consisting of municipal investments and Bank Owned Life Insurance. The net income in 2015 was $12.1 million, an increase of $4.8 million compared to the net income of $7.3 million in 2014.

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

Interest Rates and Selected Ratios - Earnings for the Bank are usually highly reflective of the Net Interest Income. The Federal Open Market Committee (FOMC) of the Federal Reserve maintained the fed funds rate target in the range of 0-0.25% from 2008 until increasing it slightly, to 0.25-0.50% in December, 2015. The yield curve shape became steeply, positively sloped in 2009 and through 2010. Due to continued high unemployment and the absence of inflation, the Fed extended its Quantitative Easing (QE) program through 2012 in an attempt to keep longer term market rates low and encourage borrowing, which reduced the slope from the yield curve. Labor markets began to gain strength in 2012, continuing through 2013, and the fed began to taper its securities purchases in 2013, which caused an increase in longer term market interest rates and an increase in the slope of the yield curve in the second half of 2013. Although the Fed concluded its QE purchases in 2014, global economic uncertainty increased demand for US Treasury securities, and longer term rates began to drop, flattening the yield curve throughout 2015 and into 2016. Loan and investment yields follow long term market yields, and the yield on our loans decreased from 4.96% in 2013 to 4.74% in 2014 and 4.67% in 2015. The yields on our investment securities increased from 1.76% in 2013 to 1.96% in 2014, but decreased to 1.94% in 2015. As a result of the low interest rate environment and increasing loan demand, we are maintaining our investment portfolio in shorter duration securities and cash reserves. This liquidity helped us fund loan growth and will benefit earnings when interest rates increase, but it is contributing to our low investment portfolio yield. Funding costs are more closely tied to the short term rates, and the average cost of our deposits decreased from 0.41% in 2013 to 0.29% in 2014 and 0.21% in 2015. The cost of borrowed funds was primarily based on the 3 month LIBOR in 2013, and our cost of borrowed funds was 2.73% that year. The cost of borrowed funds increased to 3.56% in 2014 as the last variable rate borrowing matured, leaving on remaining, higher cost, fixed rate debt on our balance sheet. The only remaining fixed rate borrowing carries a cost of 4.71% and matures in June, 2016. The effect of these changes on our net interest margin was an increase from 2.98% in 2013 to 3.11% in 2014, where it remained in 2015. The average cost of interest bearing deposits was 0.26%, 0.36%, and 0.50%, for 2015, 2014, and 2013, respectively. The following table shows selected financial ratios for the same three years.

	2015	2014	2013
Return on Average Assets	0.93%	0.59%	2.12%
Return on Average Equity	8.67%	6.00%	28.78%
Dividend Payout Ratio	0.00%	0.00%	0.00%
Average Equity to Average Assets	10.70%	9.90%	7.36%

Balance Sheet Activity – Compared to 2014, the total assets of the Company increased $63.7 million, or 5.0%. The increase was funded by the growth of $53.6 million in deposit funding and the growth of $12.8 million in capital. Loan demand continued to improve in 2015, but it was mitigated by principal reductions of problem loans during the year, and total loans held for investment increased $7.0 million, or 1.1%. We expect the loan portfolio to continue to increase slowly throughout 2016. Deposit and capital funding increased more than loans, and even with the increase in the amount of cash and due from banks, investment securities increased. The investment portfolio primarily consists of mortgage backed securities issued by GNMA, and debt securities issued by U.S government agencies and states and political subdivisions. Due to the low interest rate environment and our anticipated cash needs for 2016, we continue to hold a large amount of our excess funds in cash and cash equivalents instead of fully investing it in securities. Capital increased $12.8 million, due to the earnings of $12.1 million, stock issuance of $0.5 million, and a reduction of $0.3 million in accumulated other comprehensive loss (AOCL) that was caused by a decrease in the unrealized losses on our available for sale investment securities. The decrease in AOCL was caused by an improvement in the market values of securities available for sale.

Asset Quality - The Company uses an internal loan classification system as a means of tracking and reporting problem and potential problem credit assets. Loans that are rated 10 to 45 are considered “pass” or high quality credits, loans rated 50 to 55 are “watch” credits, and loans rated 60 and higher are “problem assets”, which includes nonperforming loans. Classified assets include all problem loans, Other Real Estate Owned (OREO), and sub investment grade securities. Asset quality began to deteriorate along with economic conditions in 2007. Improving asset quality has been our primary focus since then, and the amount of classified assets decreased $23.7 million, or 43.5%, from $54.6 million to $30.9 million during 2015. The reduction in classified assets was accomplished through the sale of $3.3 million of classified loans, a net reduction of $3.2 million in OREO, and an additional $17.2 million reduction in classified loans that was the result of principal reductions and loan rating upgrades. The reduction in classified assets and the growth in capital improved the critically important classified assets to capital ratio from 41.6% as of December 31, 2014 to 20.1% as of December 31, 2015. We will continue to emphasize asset quality improvement in 2016, but we expect the rate of improvement to decrease.

The Company monitors the Allowance for Loan and Lease Losses (ALLL) and the values of the OREO each quarter, making adjustments when necessary. We believe that the ALLL adequately provides for the losses in the portfolio and that the reported OREO value is accurate as of December 31, 2015. Loans that were past due decreased from $11.3 million, or 1.85% of loans, as of December 31, 2014 to $8.3 million, or 1.35% of loans as of December 31, 2015. Delinquency is one of the indications of potential problems with a loan, and this decrease in delinquencies may be an indication that the classified asset level will continue to improve in 2016. Although the global economy is showing signs of weakness and instability, we expect the recovery of the national and local economic environment to slowly continue in 2016. This may result in continued improvement in employment and property values in our market area, as well as reduced delinquency rates. We expect a small provision for loan losses will be required to maintain an adequate ALLL in 2016.

Cash Flow – Cash flows provided by operating activities increased $3.6 million compared to 2014 even though the net income increased $4.8 million from $7.3 million to $12.1 million. This occurred because a significant contributor to the higher earnings in 2015 was the decrease in the provision for loan losses, which is a noncash item. The amount of cash used for investing activity decreased $39.5 million, from $75.6 million in 2014 to $36.1 million in 2015. The amount of cash received from maturities, redemptions, and sales of investment securities increased $69.0 million while the amount of investment securities purchased only increased $38.1 million as the low interest rate environment resulted in an increase in early redemptions and limited opportunities to reinvest at desired returns. Cash flows provided by financing activity increased $15.5 million in 2015 as deposits increased $11.5 million more in 2015 and $12.0 million less was used to repay maturing borrowed funds. Common stock issuance decreased $8.0 million as the Company completed a rights offering to raise capital in 2014. As a result, total cash and cash equivalents increased $32.9 million in 2015 and the Company increased its cash held at the Federal Reserve. Management believes that the Bank has adequate cash to fund its anticipated loan growth and deposit activity in 2016.

Liquidity and Capital - The Corporation has maintained sufficient liquidity to allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, a Federal funds line that has been established with a correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of December 31, 2015, the Bank utilized none of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and none of its $25 million federal funds line with its correspondent bank.

Total stockholders’ equity of the Corporation was $147.3 million at December 31, 2015 and $134.5 million at December 31, 2014. The stockholders’ equity increased $12.8 million during the year and the ratio of equity to assets increased from 10.52% as of December 31, 2014 to 10.98% as of December 31, 2015. Federal bank regulatory agencies issued new capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, Common Equity Tier One Capital, and Leverage Capital. These regulatory standards became effective January 1, 2015 and require banks to maintain a Tier 1 Leverage ratio of at least 4%, a Common Equity Tier One ratio of at least 4.5%, a Tier One Risk Based Capital ratio of at least 6%, and a Total Risk Based Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be “well capitalized” if its Tier 1 Leverage ratio is at least 5%, its Common Equity Tier One ratio is at least 6.5%, its Tier One Risk Based Capital ratio is at least 8%, and its Total Risk Based Capital ratio is at least 10%, and the Bank is not subject to any written agreements or order issued by the FDIC pursuant to Section 8 of the Federal Deposit Insurance Act.

The following table summarizes the capital ratios of the Corporation:

	December 31, 2015	December 31, 2014	Minimum to be Well Capitalized
Tier 1 Leverage Ratio	11.04%	9.68%	5%
Common Equity Tier 1 Capital	18.53%	n/a	6.5%
Tier 1 Risk based Capital	18.53%	15.96%	8%
Total Risk Based Capital	19.79%	17.22%	10%

At December 31, 2014 and 2015, the Bank exceeded the capital ratio requirements and was considered “Well Capitalized”. The new capital rule includes a transition schedule to phase in a capital conservation buffer that adds 0.625% to each of the above minimum ratios for 2016. We expect the Bank to continue to meet the requirements to be considered “Well Capitalized” in 2016.

The Bank’s Tier 1 Leverage Capital ratio increased from 9.55% at December 31, 2014 to 10.91% at December 31, 2015. The Bank’s Total Risk Based Capital ratio increased from 17.01% at December 31, 2014 to 19.59% at December 31, 2015.

The following table shows the investment portfolio for the last three years (000s omitted).

	Held to Maturity
	December 31, 2015		December 31, 2014		December 31, 2013
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Securities issued by states and political subdivisions in the U.S.	$40,782	$41,937	$32,113	$33,331	$34,346	$34,539

Corporate Debt Securities	500	500	500	500	500	500

Total	$41,282	$42,437	$32,613	$33,831	$34,846	$35,039

Pledged securities	$-	$-	$-	$-	$25	$25

	Available for Sale
	December 31, 2015		December 31, 2014		December 31, 2013
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Government agency and corporation obligations (excluding mortgage-backed securities)	$370,469	$369,061	$343,703	$342,048	$277,383	$266,713

Mortgage Backed Securities issued by U.S. Government Agencies	104,472	103,252	105,890	105,406	97,168	96,526

Securities issued by states and political subdivisions in the U.S.	17,212	17,469	19,286	19,581	15,197	15,363

Trust Preferred CDO Securities	-	-	-	-	9,509	5,751

Corporate Debt Securities	5,000	4,950	3,975	4,002	7,967	8,071

Other domestic securities (debt and equity)	2,044	2,127	2,044	2,139	2,584	2,532

Total	$499,197	$496,859	$474,898	$473,176	$409,808	$394,956

Pledged securities	$119,323	$118,823	$111,821	$111,151	$108,454	$107,925

The following table shows average daily balances, interest income or expense amounts, and the resulting average rates for interest earning assets and interest bearing liabilities for the last three years. Also shown are the net interest income, total interest rate spread, and the net interest margin for the same periods.

	Years Ended December 31,
	2015			2014			2013
	Average Daily Balance	Interest Earned or Paid	Average Yield	Average Daily Balance	Interest Earned or Paid	Average Yield	Average Daily Balance	Interest Earned or Paid	Average Yield
(Dollars in Thousands)
Investments

Interest Bearing Balances Due From Banks	$37,261	$105	0.28%	$39,902	$102	0.26%	$57,200	$146	0.26%

Obligations of US Government Agencies	465,823	9,046	1.94%	402,691	7,832	1.94%	361,345	6,367	1.76%

Obligations of States Political Subdivisions[1]	53,841	1,370	2.54%	49,636	1,434	2.89%	50,220	1,475	2.94%
Other Securities	12,463	508	4.08%	23,351	720	3.08%	30,286	780	2.58%
Total Investments	569,388	11,029	1.94%	515,580	10,088	1.96%	499,051	8,768	1.76%

Loans
Commercial	429,436	20,493	4.77%	424,327	20,182	4.76%	433,702	21,455	4.95%
Mortgage	151,989	6,658	4.38%	156,424	7,058	4.51%	167,320	7,848	4.69%
Consumer	39,386	1,861	4.73%	19,056	1,211	6.35%	12,824	1,167	9.10%
Total Loans[2]	620,811	29,012	4.67%	599,807	28,451	4.74%	613,846	30,470	4.96%

Total Interest Earning Assets	1,190,199	40,041	3.36%	1,115,387	38,539	3.46%	1,112,897	39,238	3.53%

Cash & Non Interest Bearing Due From Banks	13,886			14,426			14,756
Interest Receivable and Other Assets	97,658			102,952			89,734
Total Assets	$1,301,743			$1,232,765			$1,217,387

Savings Accounts	$191,723	$86	0.04%	$175,443	$90	0.05%	$159,308	$88	0.06%
Interest Bearing DDA & NOW Accounts	258,913	318	0.12%	234,656	276	0.12%	217,328	250	0.12%
Money Market Deposits	251,165	347	0.14%	229,028	326	0.14%	219,905	313	0.14%
Certificates of Deposit	190,551	1,608	0.84%	222,858	2,417	1.08%	263,707	3,663	1.39%
Fed Funds Purch & Other Borrowings	14	-	0.00%	3	-	0.00%	47	4	8.51%
Repurchase Agreements	15,000	707	4.71%	15,000	707	4.71%	15,000	707	4.71%
FHLB Advances	0	0	n/a	5,490	22	0.40%	48,096	1,012	2.10%
Total Interest Bearing Liabilities	907,366	3,066	0.34%	882,478	3,838	0.43%	923,391	6,037	0.65%

Non-interest Bearing Deposits	238,425			212,360			190,814
Other Liabilities	16,618			15,939			15,687
Total Liabilities	1,162,409			1,110,777			1,129,892

Stockholders' Equity	139,334			121,988			87,495

Total Liabilities & Stockholders' Equity	$1,301,743			$1,232,765			$1,217,387

Net Interest Income		$36,975			$34,701			$33,201

Interest Rate Spread			3.02%			3.03%			2.88%

Net Interest Income as a percent of average earning assets			3.11%			3.11%			2.98%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities for the period indicated:

	Years Ended December 31,
	2015 versus 2014			2014 versus 2013			2013 versus 2012
	Changes due to increased (decreased)			Changes due to increased (decreased)			Changes due to increased (decreased)
(Dollars in Thousands)	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net
Interest Income
Investments
Interest Bearing Balances Due From Banks	$10	$(7)	$3	$-	$(44)	$(44)	$-	$(49)	$(49)
Obligations of US Government Agencies	(13)	1,227	1,214	736	729	1,465	(1,188)	611	(577)
Obligations of States Political Subdivisions	(186)	122	(64)	(23)	(17)	(40)	(137)	60	(77)
Other Securities	123	(335)	(212)	118	(179)	(61)	(73)	59	(14)
Total Investments	(66)	1,007	941	831	489	1,320	(1,398)	681	(717)

Loans
Commercial	68	243	311	(811)	(462)	(1,273)	(1,582)	(1,386)	(2,968)
Mortgage	(200)	(200)	(400)	(279)	(511)	(790)	(428)	(963)	(1,391)
Consumer	(642)	1,292	650	(522)	566	44	(94)	(127)	(221)
Total Loans	(774)	1,335	561	(1,612)	(407)	(2,019)	(2,104)	(2,476)	(4,580)

Total Interest Income	(840)	2,342	1,502	(781)	82	(699)	(3,502)	(1,795)	(5,297)

Interest Expense
Savings Accounts	(12)	8	(4)	(7)	9	2	(130)	24	(106)
Interest Bearing DDA and NOW Accounts	13	29	42	6	20	26	(134)	98	(36)
Money Market Deposits	(10)	31	21	0	13	13	(186)	(56)	(242)
Certificates of Deposit	(459)	(350)	(809)	(678)	(568)	(1,246)	(869)	(763)	(1,632)
Fed Funds Purch & Other Borrrowings	0	0	-	0	(4)	(4)	0	(7)	(7)
Repurchase agreements	0	-	-	0	-	-	11	(132)	(121)
FHLB Advances	0	(22)	(22)	(93)	(897)	(990)	(209)	(1,496)	(1,705)
Total Interest Expense	(468)	(304)	(772)	(772)	(1,427)	(2,199)	(1,517)	(2,332)	(3,849)

Net Interest Income	$(372)	$2,646	$2,274	$(9)	$1,509	$1,500	$(1,985)	$537	$(1,448)

For a variety of reasons, including volatile economic conditions, fluctuating interest rates, and large amounts of local municipal deposits, we have attempted, for the last several years, to maintain a liquid investment position. The percentage of securities held as Available for Sale was 92.3% as of December 31, 2015 and 93.6% as of December 31, 2014. The percentage of securities that mature within five years was 35.0% as of December 31, 2015 and 28.0% as of December 31, 2014. The following table presents the scheduled maturities for each of the investment categories, and the average yield on the amounts maturing. The yields presented for the Obligations of States and Political Subdivisions are not tax equivalent yields. The interest income on a portion of these securities is exempt from federal income tax. The Corporation’s statutory federal income tax rate was thirty-four percent in 2015.

	Maturing
	Within 1 year		1 - 5 years		5 - 10 Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in Thousands)
Obligations of US Government Agencies	$-	0.00%	$146,504	1.81%	$216,465	2.24%	$6,092	2.28%	$369,061	2.07%
Mortgage Backed Securities issued by US Gov't Agencies	-	0.00%	-	0.00%	11,556	2.85%	91,696	2.65%	103,252	2.67%
Obligations of States & Political Subdivisions	9,628	1.21%	31,920	2.23%	13,868	3.54%	2,835	4.02%	58,251	2.46%
Corporate Debt Securities	-	0.00%	500	2.00%	4,950	5.00%	-	0.00%	5,450	4.72%
Other Securities	-	0.00%	-	0.00%	-	0.00%	2,127	0.00%	2,127	0.00%
Total	$9,628	1.21%	$178,924	1.89%	$246,839	2.40%	$102,750	2.61%	$538,141	2.25%

Our loan policies also reflect our awareness of the need for liquidity. We have short average terms for most of our loan portfolios, in particular real estate mortgages, the majority of which are normally written for five years or less. The following table shows the maturities or repricing opportunities (whichever is earlier) for the Bank’s interest earning assets and interest bearing liabilities at December 31, 2015. The repricing assumptions shown are consistent with those established by the Bank’s Asset and Liability Management Committee (ALCO). Savings accounts and interest bearing demand deposit accounts are non-maturing, variable rate deposits, which may reprice as often as daily, but are not included in the zero to six month category because in actual practice, these deposits are only repriced if there is a large change in market interest rates. The effect of including these accounts in the zero to six-month category is depicted in a subsequent table. Money Market deposits are also non-maturing, variable rate deposits; however, these accounts are included in the zero to six-month category because they may get repriced following smaller changes in market rates.

	Assets/Liabilities at December 31, 2015, Maturing or Repricing in:
(Dollars in Thousands)	0 - 6 Months	6 - 12 Months	1 - 2 Years	2 - 5 Years	Over 5 Years	Total Amount
Interest Earning Assets
US Treas Secs & Obligations of US Gov't Agencies	$264,038	$48,248	$29,386	$65,869	$64,772	$472,313
Obligations of States & Political Subdivisions	15,697	5,716	12,115	19,062	5,661	58,251
Other Securities	-	-	500	5,000	2,077	7,577
Commercial Loans	93,578	40,870	69,312	211,590	12,806	428,156
Mortgage Loans	16,538	24,750	12,839	31,202	14,366	99,695
Consumer Loans	46,705	3,919	5,038	12,037	11,376	79,075
Interest Bearing DFB	64,904	400	1,250	2,750	750	70,054
Total Interest Earning Assets	$501,460	$123,903	$130,440	$347,510	$111,808	$1,215,121

Interest Bearing Liabilities
Savings Deposits	$460,105	$-	$-	$-	$-	$460,105
Other Time Deposits	56,045	37,637	38,546	46,897	-	179,125
Repurchase Agreements	15,000	-	-	-	-	15,000
Total Interest Bearing Liabilities	$531,150	$37,637	$38,546	$46,897	$-	$654,230

Gap	$(29,690)	$86,266	$91,894	$300,613	$111,808	$560,891
Cumulative Gap	$(29,690)	$56,576	$148,470	$449,083	$560,891	$560,891

Sensitivity Ratio	0.94	3.29	3.38	7.41	n/a	1.86
Cumulative Sensitivity Ratio	0.94	1.10	1.24	1.69	1.86	1.86

If savings and interest bearing demand deposit accounts were included in the zero to six months category, the Bank’s gap would be as shown in the following table:

	Assets/Liabilities at December 31, 2015, Maturing or Repricing in:
	0-6 Months	6-12 Months	1-2 Years	2-5 Years	Over 5 Years	Total
Total Interest Earning Assets	$501,460	$123,903	$130,440	$347,510	$111,808	$1,215,121
Total Interest Bearing Liabilities	$859,490	$37,637	$38,546	$46,897	$-	$982,570

Gap	$(358,030)	$86,266	$91,894	$300,613	$111,808	$232,551
Cumulative Gap	$(358,030)	$(271,764)	$(179,870)	$120,743	$232,551	$232,551

Sensitivity Ratio	0.58	3.29	3.38	7.41	n/a	1.24
Cumulative Sensitivity Ratio	0.58	0.70	0.81	1.12	1.24	1.24

The amount of loans due after one year with floating interest rates is $142,830,000. The amount of loans due after one year with fixed interest rates is $339,494,000

The following table shows the remaining maturity for Certificates of Deposit with balances of $250,000 or more as of December 31 (000s omitted):

	Years Ended December 31,
(Dollars in Thousands)	2015	2014	2013
Maturing Within
3 Months	$5,645	$5,551	$7,376
3 - 6 Months	2,282	1,795	1,682
6 - 12 Months	2,167	4,937	7,640
Over 12 Months	9,700	8,893	4,618
Total	$19,794	$21,176	$21,316

For 2016, we expect the FOMC to keep the fed funds target rate between 0.25% and 0.50% for the first six months before raising it to 0.75%. We also expect the uncertainty about global economic and political issues will keep demand for US Treasury securities high, and longer term rates in the current range throughout the year. Other factors in the economic environment, such as unemployment rates, real estate values, and the inflation rate, will remain relatively stable, and opportunities for lending activity will continue to increase in 2016. In the near term, our focus will be on controlling our asset quality, pursuing new lending opportunities, and improving our earnings by improving our net interest income and non-interest income and controlling our non-interest expenses. As a result, we expect a small improvement in our net interest margin and our net interest income in 2016.

In 2015 our provision for loan losses was significantly less than in 2014, as we reversed more of our provision to achieve the required decrease in the amount of Allowance for Loan Losses. We believe that our Allowance for Loan Losses provides adequate coverage for the losses in our portfolio. We expect asset quality to continue to improve in 2016 and we expect the historical loss rates used to calculate the required allowance to continue to decrease, so we expect that we will be able to maintain the adequacy of the allowance while recording a provision for loan losses expense that is less than our net charge offs in 2016. We also expect the net charge offs to be higher in 2016 following the net recovery recorded in 2015.

We anticipate that non interest income will be little changed in 2016 as increases in wealth management income and service charges will be offset by lower mortgage loan origination fees and gains on sales of investment securities compared to 2015. We expect non-interest expenses to decrease in 2016 compared to 2015 as lower salaries, benefits, occupancy expenses, OREO holding costs and FDIC insurance assessments will exceed the increases in other expenses.

The following table shows the loan portfolio for the last five years (000s omitted).

	Book Value at December 31,
	2015	2014	2013	2012	2011
Domestic Loans:
Agriculture and Agricultural Real Estate	$19,243	$16,700	$14,997	$12,004	$15,931
Commercial and industrial	84,438	62,761	59,440	58,194	63,762
Commercial Real Estate	243,220	249,469	265,912	283,014	307,075
Construction Real Estate	15,919	12,926	14,667	18,419	23,423
Residential Real Estate	213,989	223,701	228,024	240,332	255,555
Consumer and Other	40,499	44,775	14,550	15,286	13,729

Total loans and leases, net of unearned income	$617,308	$610,332	$597,590	$627,249	$679,475

Nonaccrual loans	$8,633	$13,040	$23,710	$31,343	$51,066
Loans 90 days or more past due and accruing	$4	$10	$46	$1	$20
Troubled debt restructurings	$18,910	$22,896	$32,450	$38,460	$24,774

The Troubled Debt Restructurings reported in the table above are performing in accordance with the terms of the restructuring. Troubled Debt Restructurings that are not performing are included in the Nonaccrual amounts reported above. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if principal or interest is considered doubtful. Interest paid on nonaccrual loans is applied to the principal balance outstanding, so no interest income was recognized on nonaccrual loans in 2015. If the nonaccrual loans outstanding as of December 31, 2015 had been current in accordance with their original terms, the Bank would have recorded $550,000 in gross interest income on those loans during 2015.

The following is an analysis of the transactions in the allowance for loan losses:

	Years Ended December 31,
(Dollars in Thousands)	2015	2014	2013	2012	2011
Balance Beginning of Period	$13,208	$16,209	$17,299	$20,865	$21,223

Loans Charged Off (Domestic)
Agriculture and Agricultural Real Estate	188	3	-	97	-
Commercial	352	688	928	499	1,893
Commercial Real Estate	559	3,543	2,920	8,156	7,456
Construction Real Estate	2	254	103	1,036	2,177
Residential Real Estate	893	1,562	1,391	2,031	4,097
Consumer and Other	118	94	282	196	249
Recoveries (Domestic)
Agriculture and Agricultural Real Estate	325	10	5	-	1
Commercial	311	341	349	347	376
Commercial Real Estate	502	1,449	811	80	324
Construction Real Estate	648	1,077	352	240	81
Residential Real Estate	863	608	661	274	689
Consumer and Other	151	158	156	158	243
Net Loans Charged Off	(688)	2,501	3,290	10,916	14,158
Provision (Recovery) Charged to Operations	(3,000)	(500)	2,200	7,350	13,800
Balance End of Period	$10,896	$13,208	$16,209	$17,299	$20,865

Ratio of Net Loans Charged Off to Average Total Loans Outstanding	-0.11%	0.42%	0.54%	1.65%	1.97%

The following analysis shows the allocation of the allowance for loan losses:

	Years Ended December 31,
	2015		2014		2013		2012		2011
	$ Amount	% of loans to total loans	$ Amount	% of loans to total loans	$ Amount	% of loans to total loans	$ Amount	% of loans to total loans	$ Amount	% of loans to total loans
(Dollars in Thousands)
Balance at end of period applicable to:
Domestic
Agriculture and Agricultural Real Estate	$389	3.1%	$216	2.7%	$171	2.5%	$76	1.9%	$64	2.3%
Commercial	2,279	13.7%	1,361	10.3%	1,989	9.9%	2,224	9.3%	2,184	9.4%
Commercial Real Estate	4,350	39.3%	6,179	40.9%	7,030	44.5%	7,551	45.2%	9,351	45.2%
Construction Real Estate	420	2.6%	803	2.1%	1,397	2.5%	2,401	2.9%	2,632	3.4%
Residential Real Estate	2,235	34.7%	3,226	36.7%	4,606	38.2%	4,715	38.3%	6,227	37.7%
Consumer and Other	1,223	6.6%	1,423	7.3%	1,016	2.4%	332	2.4%	407	2.0%
Foreign	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total	$10,896	100.0%	$13,208	100.0%	$16,209	100.0%	$17,299	100.0%	$20,865	100.0%

Each period the provision for loan losses in the statement of operations results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses.

To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank’s customers, the payment performance of individual loans and pools of homogeneous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price. Year-end nonperforming assets, which include nonaccrual loans, loans ninety days or more past due, renegotiated debt, nonaccrual securities, and other real estate owned, decreased $11.6 million, or 28.0%, from 2014 to 2015. Nonperforming assets as a percent of total assets at year-end decreased from 3.3% in 2014 to 2.2% in 2015. The Allowance for Loan Losses as a percent of nonperforming loans at year-end increased from 36.7% in 2014 to 40.0% in 2015.

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

Contractual Obligations – The following table shows the Corporation’s contractual obligations.

	Payment Due by Period
(Dollars in Thousands)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	Over 5 Years
Long Term Debt Obligations	$15,306	$15,306	$-	$-	$-
Operating Lease Obligations	392	172	123	59	38
Salary Continuation Obligations	1,178	58	116	-	1,004
Post Retirement Health Care Obligations	1,728	121	282	331	994
Death Benefit Only Obligations	3,015	251	535	577	1,652
Time Deposits	180,404	92,100	56,719	31,585	-
Savings and Demand Deposits	987,776	987,776	-	-	-
Unfunded Loan Commitments	98,048	63,439	6,537	6,399	21,673
Commercial Letters of Credit	1,555	1,397	158	-	-
Total Contractual Obligations	$1,289,402	$1,160,620	$64,470	$38,951	$25,361

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

Each month, ALCO, which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank’s net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of immediate and parallel shifts in interest rates. In the current low interest rate environment, increases of 100, 200, 300, and 400 basis points and decreases of 100 and 200 basis points are analyzed. In 2014 the analysis utilized gradual increases or decreases of 100, 200, and 300 basis points in the prime rate. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of December 31, 2015 and 2014.

(Dollars in Thousands)	Base Projection	Rates Up 1%	Rates Up 2%	Rates Up 3%	Rates Up 4%	Rates Down 1%	Rates Down 2%
Year-End 2015 12 Month Projection
Interest Income	$40,111	$41,450	$43,583	$45,529	$47,380	$38,274	$35,426
Interest Expense	2,679	4,116	5,553	6,990	8,427	2,567	2,541
Net Interest Income	$37,432	$37,334	$38,030	$38,539	$38,953	$35,707	$32,885

Percent Change From Base Projection		-0.3%	1.6%	3.0%	4.1%	-4.6%	-12.1%
ALCO Policy Limit (+/-)		10.0%	15.0%	20.0%	30.0%	10.0%	15.0%

(Dollars in Thousands)	Base Projection	Rates Up 1%	Rates Up 2%	Rates Up 3%	Rates Down 1%	Rates Down 2%	Rates Down 3%
Year-End 2014 12 Month Projection
Interest Income	$38,009	$39,127	$40,200	$41,273	$37,201	$36,140	$35,504
Interest Expense	3,300	3,479	3,660	3,839	3,250	3,214	3,195
Net Interest Income	$34,709	$35,648	$36,540	$37,434	$33,951	$32,926	$32,309

Percent Change From Base Projection		2.7%	5.3%	7.9%	-2.2%	-5.1%	-6.9%
ALCO Policy Limit (+/-)		5.0%	7.5%	10.0%	5.0%	7.5%	10.0%

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. At December 31, 2015, the estimated variability of the net interest income under all rate scenarios was within the policy guidelines. Throughout 2015, the estimated variability of the net interest income was within the Bank’s established policy limits in the rate scenarios analyzed. The policy limits were changed in 2015 because the methodology of the analysis changed from utilizing gradual interest rate changes to immediate interest rate changes.

The ALCO also monitors interest rate risk by estimating the effect of changes in interest rates on the economic value of the Bank’s equity each month. The actual economic value of the Bank’s equity is first determined by subtracting the fair value of the Bank’s liabilities from the fair value of the Bank’s assets. The fair values are determined in accordance with Fair Value Measurement. The Bank estimates the interest rate risk by calculating the effect of market interest rate shocks on the economic value of its equity. For this analysis, the Bank assumes immediate increases of 100, 200, 300, and 400 basis points and decreases of 100 and 200 basis points in the prime lending rate. The discount rates used to determine the present values of the loans and deposits, as well as the prepayment rates for the loans, are based on Management’s expectations of the effect of the rate shock on the market for loans and deposits. The table below summarizes the amount of interest rate risk to the fair value of the Bank’s assets and liabilities and to the economic value of the Bank’s equity.

	Economic Value at December 31, 2015
(Dollars in Millions)	Base	Up 1%	Rates Up 2%	Up 3%	Up 4%	Down 1%	Down 2%
Assets	$1,324,288	$1,288,627	$1,254,186	$1,219,902	$1,187,166	$1,346,420	$1,357,907
Liabilities	1,161,198	1,140,353	1,120,190	1,100,680	1,081,799	1,184,247	1,199,009
Stockholders' Equity	$163,090	$148,274	$133,996	$119,222	$105,367	$162,173	$158,898

Change in Equity		-9.1%	-17.8%	-26.9%	-35.4%	-0.6%	-2.6%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	40.0%	10.0%	20.0%

	Economic Value at December 31, 2014
(Dollars in Millions)	Base	Up 1%	Rates Up 2%	Up 3%	Down 1%	Down 2%	Down 3%
Assets	$1,291,684	$1,262,693	$1,230,426	$1,198,182	$1,309,949	$1,317,410	$1,319,185
Liabilities	1,103,963	1,083,470	1,063,631	1,044,426	1,124,863	1,129,081	1,129,081
Stockholders' Equity	$187,721	$179,223	$166,795	$153,756	$185,086	$188,329	$190,104

Change in Equity		-4.5%	-11.1%	-18.1%	-1.4%	0.3%	1.3%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	10.0%	20.0%	30.0%

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank’s equity, in its policy. Throughout 2015, the estimated variability of the economic value of equity was within the Bank’s established policy limits.

Item 8.	Financial Statements and Supplementary Data

Financial Statements and Supplementary Data

See Pages 41 – 78.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

MBT Financial Corp. and Subsidiaries

Monroe, Michigan

We have audited the accompanying consolidated balance sheet of MBT Financial Corp. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MBT Financial Corp. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, MBT Financial Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan

March 11, 2016

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2015	2014

Assets
Cash and Cash Equivalents (Note 2)
Cash and due from banks
Non-interest bearing	$14,996	$15,957
Interest bearing	70,054	36,165
Total cash and cash equivalents	85,050	52,122

Securities - Held to Maturity (Note 3)	41,282	32,613
Securities - Available for Sale (Note 3)	496,859	473,176
Federal Home Loan Bank stock - at cost	4,148	7,537
Loans held for sale	1,477	548

Loans (Note 4)	617,308	610,332
Allowance for Loan Losses (Note 5)	(10,896)	(13,208)
Loans - Net	606,412	597,124

Accrued interest receivable and other assets (Note 12)	23,365	29,465
Other Real Estate Owned	2,383	5,615
Bank Owned Life Insurance (Note 9)	53,093	51,825
Premises and Equipment - Net (Note 6)	28,244	28,632
Total assets	$1,342,313	$1,278,657

Liabilities
Deposits:
Non-interest bearing	$253,795	$218,221
Interest-bearing (Note 7)	911,598	893,590
Total deposits	1,165,393	1,111,811

Securities sold under repurchase agreements (Note 8)	15,000	15,000
Interest payable and other liabilities (Note 9)	14,579	17,310
Total liabilities	1,194,972	1,144,121

Stockholders' Equity (Notes 10, 13 and 15)
Common stock (no par value; 50,000,000 shares authorized, 22,790,707 and 22,718,077 shares issued and outstanding)	23,492	23,037
Retained Earnings	126,214	114,132
Unearned Compensation	(13)	-
Accumulated other comprehensive loss	(2,352)	(2,633)
Total stockholders' equity	147,341	134,536
Total liabilities and stockholders' equity	$1,342,313	$1,278,657

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
Dollars in thousands	2015	2014	2013
Interest Income
Interest and fees on loans	$29,012	$28,451	$30,470
Interest on investment securities-
Tax-exempt	1,116	1,171	1,255
Taxable	9,808	8,815	7,367
Interest on balances due from banks	105	102	146
Total interest income	40,041	38,539	39,238

Interest Expense
Interest on deposits (Note 7)	2,359	3,109	4,314
Interest on borrowed funds	707	729	1,723
Total interest expense	3,066	3,838	6,037

Net Interest Income	36,975	34,701	33,201
Provision For (Recovery Of) Loan Losses (Note 5)	(3,000)	(500)	2,200

Net Interest Income After
Provision For (Recovery Of) Loan Losses	39,975	35,201	31,001

Other Income
Wealth management income	4,728	4,749	4,351
Service charges and other fees	4,173	3,979	4,325
Debit Card Income	2,438	2,174	2,032
Net gain (loss) on sales of securities	398	(654)	424
Net loss on other real estate owned	(284)	(946)	(1,442)
Origination fees on mortgage loans sold	579	378	702
Bank owned life insurance income	1,353	1,416	1,466
Other real estate owned rent	217	436	773
Other	1,725	1,821	1,858
Total other income	15,327	13,353	14,489

Other Expenses
Salaries and employee benefits (Notes 9 and 15)	23,095	23,238	21,520
Occupancy expense (Note 6)	2,770	2,736	3,053
Equipment expense	3,026	2,727	2,679
Marketing expense	1,104	839	725
Professional fees	2,130	2,132	1,965
Other real estate owned expense	372	1,047	1,001
FDIC insurance premium	1,230	1,949	2,773
Bonding and other insurance expense	866	1,035	1,068
Telephone expense	422	474	599
Other	3,185	2,490	2,683
Total other expenses	38,200	38,667	38,066

Income Before Provision For Income Taxes	17,102	9,887	7,424
Provision For (Benefit From) Income Taxes (Note 12)	5,020	2,572	(18,113)
Net Income	$12,082	$7,315	$25,537

Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on securities	(144)	8,233	(11,315)
Reclassification adjustment for (gains) losses included in net income	(263)	432	(280)
Postretirement benefit liability	688	(425)	798
Total Other Comprehensive Income (Loss), net of tax	281	8,240	(10,797)

Comprehensive Income	$12,363	$15,555	$14,740

Basic Earnings Per Common Share (Note 14)	$0.53	$0.33	$1.43

Diluted Earnings Per Common Share (Note 14)	$0.53	$0.33	$1.41

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Stockholders’ Equity

Dollars in thousands	Common Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance - January 1, 2013	$2,397	$81,280	$(27)	$(76)	$83,574

Issuance of Common Stock
SOSARs exercised (13,084 shares)	19	-	-	-	19
Restricted stock units (20,760 shares)	22	-	-	-	22
Other stock issued (3,175,470 shares)	13,096	-	-	-	13,096
Stock Offering Expense	(1,013)	-	-	-	(1,013)
Equity compensation	150	-	20	-	170

Comprehensive income:
Net income	-	25,537	-	-	25,537
Other comprehensive loss - net of tax	-	-	-	(10,797)	(10,797)

Balance - December 31, 2013	$14,671	$106,817	$(7)	$(10,873)	$110,608

Issuance of Common Stock
SOSARs exercised (7,287 shares)	1	-	-	-	1
Restricted stock awards (6,000 shares)	29	-	(29)	-	-
Restricted stock units (16,920 shares)	26	-	-	-	26
Other stock issued (2,082,377 shares)	8,869	-	-	-	8,869
Stock Offering Expense	(754)	-	-	-	(754)
Equity compensation	195	-	36	-	231

Comprehensive income:
Net income	-	7,315	-	-	7,315
Other comprehensive income - net of tax	-	-	-	8,240	8,240

Balance - December 31, 2014	$23,037	$114,132	$-	$(2,633)	$134,536

Issuance of Common Stock
SOSARs exercised (23,855 shares)	4	-	-	-	4
Restricted stock awards (8,500 shares)	50	-	(50)	-	-
Restricted stock units (22,500 shares)	53	-	-	-	53
Other stock issued (17,775 shares)	106	-	-	-	106
Equity compensation	242	-	37	-	279

Comprehensive income:
Net income	-	12,082	-	-	12,082
Other comprehensive income - net of tax	-	-	-	281	281

Balance - December 31, 2015	$23,492	$126,214	$(13)	$(2,352)	$147,341

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
Dollars in thousands	2015	2014	2013

Cash Flows from Operating Activities
Net Income	$12,082	$7,315	$25,537
Adjustments to reconcile net income to net cash from operating activities
Provision for (recovery of) loan losses	(3,000)	(500)	2,200
Depreciation	1,558	1,656	1,819
(Increase) decrease in net deferred federal income tax asset	4,592	2,503	(18,155)
Net amortization of investment premium and discount	1,369	986	1,688
Writedowns on other real estate owned	531	988	1,708
Net increase (decrease) in interest payable and other liabilities	(1,113)	1,311	2,569
Net (increase) decrease in interest receivable and other assets	615	(2,152)	(787)
Equity based compensation expense	336	258	151
Net (gain) loss on sale/settlement of securities	(398)	654	(424)
Increase in cash surrender value of life insurance	(1,268)	(1,332)	(1,382)
Net cash provided by operating activities	$15,304	$11,687	$14,924

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$7,602	$8,823	$20,652
Proceeds from maturities and redemptions of investment securities available for sale	198,643	45,082	70,563
Proceeds from sales of investment securities available for sale	39,238	122,579	81,875
Net (increase) decrease in loans	(8,250)	(18,154)	22,036
Proceeds from sales of other real estate owned	3,925	6,048	8,434
Proceeds from sales of other assets	96	40	274
Purchase of investment securities held to maturity	(16,357)	(6,590)	(16,712)
Purchase of investment securities available for sale	(259,676)	(231,324)	(172,459)
Purchase of bank premises and equipment	(1,285)	(2,075)	(2,132)
Net cash provided by (used for) investing activities	$(36,064)	$(75,571)	$12,531

Cash Flows from Financing Activities
Net increase in deposits	$53,582	$42,093	$20,888
Repayment of long term debt	-	-	(135)
Repayment of Federal Home Loan Bank borrowings	-	(12,000)	(95,000)
Issuance of common stock	106	8,115	12,083
Net cash provided by (used for) financing activities	$53,688	$38,208	$(62,164)

Net Increase (Decrease) in Cash and Cash Equivalents	$32,928	$(25,676)	$(34,709)

Cash and Cash Equivalents at Beginning of Year (Note 1)	52,122	77,798	112,507
Cash and Cash Equivalents at End of Year (Note 1)	$85,050	$52,122	$77,798

Supplemental Cash Flow Information
Cash paid for interest	$3,095	$3,880	$6,211
Cash paid for federal income taxes	$1,894	$69	$-

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$979	$2,977	$5,058
Transfer of loans to other assets	$54	$54	$127

The accompanying notes are an integral part of these statements.

Notes To Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of MBT Financial Corp. (the “Corporation”) and its wholly owned subsidiary, Monroe Bank & Trust (the “Bank”). The Bank includes the accounts of its wholly owned subsidiary, MB&T Financial Services, Inc. The Bank operates fourteen banking offices in Monroe County, Michigan, six banking offices in Wayne County, Michigan, and a Loan and Wealth Management office in Lenawee County, Michigan. The Bank’s primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Corporation’s sole business segment is community banking.

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

The components of accumulated other comprehensive loss and related tax effects are as follows:

Dollars in thousands	2015	2014	2013
Net unrealized gains (losses) on securities available for sale	$(2,338)	$(1,722)	$(14,852)
Post retirement benefit obligations	(1,226)	(2,267)	(1,624)
Tax effect	1,212	1,356	5,603
Accumulated other comprehensive loss	$(2,352)	$(2,633)	$(10,873)

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

STOCK-BASED COMPENSATION

The Corporation has several stock based compensation plans (Note 15). The total amount of compensation is measured at the fair value of the awards when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options.

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

The Corporation applied the following fair value hierarchy:

Level 1– inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. The Corporation’s mutual fund investments where quoted prices are available in an active market generally are classified within Level 1 of the fair value hierarchy.

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

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Private equity investments and certain municipal debt obligations are classified within Level 3 of the fair value hierarchy. Fair values are initially valued based on transaction price and are adjusted to reflect exit values.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The ASU adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU does not apply to financial instruments. The ASU is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that period (therefore, for the year ending December 31, 2018 for the Corporation). Early adoption is permitted only as of annual periods beginning after December 15, 2016, including interim periods within that period. Management is currently assessing the impact to the Corporation’s consolidated financial statements.

In January 2016, the Financial Accounting Standards Board issued an Accounting Standard Update (ASU) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities related to the recognition and measurement of financial instruments. The most significant change included in the ASU is the requirement for certain equity investments (excluding investments that are consolidated or accounted for under the equity method) to be measured at fair value with changes in fair value recognized in net income. Alternatively, equity investments without readily determinable fair values can be recorded at cost, and periodically evaluated for impairment using a qualitative assessment. If the qualitative assessment indicates the investment is impaired, it is required to be measured at fair value. The ASU also eliminates the requirement for public business entities to disclose the methods and assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently assessing the impact to the Corporation’s consolidated financial statements.

(2)	Cash and Due from Banks

The Bank is required by regulatory agencies to maintain legal reserve requirements based on the level of balances in deposit categories. Cash balances restricted from usage due to these requirements were $4,909,000 and $4,374,000 at December 31, 2015 and 2014, respectively. Cash and due from banks includes uninsured deposits held at correspondent banks of $6,596,000 and $6,357,000 at December 31, 2015 and 2014, respectively.

(3)	Investment Securities

The following is a summary of the Bank’s investment securities portfolio as of December 31, 2015 and 2014 (000s omitted):

	Held to Maturity
	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of States and Political Subdivisions	40,782	1,333	(178)	41,937
Corporate Debt Securities	500	-	-	500
	$41,282	$1,333	$(178)	$42,437

	Held to Maturity
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of States and Political Subdivisions	32,113	1,287	(69)	33,331
Corporate Debt Securities	500	-	-	500
	$32,613	$1,287	$(69)	$33,831

	Available for Sale
	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of U.S. Government Agencies	$370,469	$1,647	$(3,055)	$369,061
Mortgage Backed Securities issued by U.S. Government Agencies	104,472	107	(1,327)	103,252
Obligations of States and Political Subdivisions	17,212	305	(48)	17,469
Corporate Debt Securities	5,000	-	(50)	4,950
Other Securities	2,044	83	-	2,127
	$499,197	$2,142	$(4,480)	$496,859

	Available for Sale
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of U.S. Government Agencies	$343,703	$1,372	$(3,027)	$342,048
Mortgage Backed Securities issued by U.S. Government Agencies	105,890	406	(890)	105,406
Obligations of States and Political Subdivisions	19,286	377	(82)	19,581
Corporate Debt Securities	3,975	27	-	4,002
Other Securities	2,044	95	-	2,139
	$474,898	$2,277	$(3,999)	$473,176

The amortized cost, estimated market value, and weighted average yield of securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted).

	Held to Maturity			Available for Sale
	Amortized Cost	Estimated Market Value	Weighted Average Yield	Amortized Cost	Estimated Market Value	Weighted Average Yield
Maturing within
1 year	$7,299	$7,318	1.35%	$2,327	$2,329	0.78%
1 through 5 years	21,420	21,655	2.33%	157,751	157,504	1.83%
6 through 10 years	9,728	10,364	3.45%	226,539	225,555	2.33%
Over 10 years	2,835	3,100	4.02%	6,064	6,092	2.28%
Total	41,282	42,437	2.54%	392,681	391,480	2.12%
Mortgage Backed Securities	-	-	0.00%	104,472	103,252	2.67%
Securities with no stated maturity	-	-	0.00%	2,044	2,127	0.00%
Total	$41,282	$42,437	2.54%	$499,197	$496,859	2.22%

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and management determines that the Company has the intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery in the market value. The fair values of investments with an amortized cost in excess of their fair values at December 31, 2015 and December 31, 2014 are as follows (000s omitted):

	December 31, 2015

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$170,178	$2,367	$53,497	$688	$223,675	$3,055
Mortgage Backed Securities issued by U.S. Government Agencies	57,949	633	31,118	694	89,067	1,327
Obligations of States and Political Subdivisions	10,830	165	5,324	61	16,154	226
Corporate Debt Securities	4,950	50	-	-	4,950	50
	$243,907	$3,215	$89,939	$1,443	$333,846	$4,658

	December 31, 2014

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$47,695	$144	$159,650	$2,883	$207,345	$3,027
Mortgage Backed Securities issued by U.S. Government Agencies	32,756	175	40,556	715	73,312	890
Obligations of States and Political Subdivisions	9,341	52	4,276	99	13,617	151
	$89,792	$371	$204,482	$3,697	$294,274	$4,068

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. The company has the ability and intent to hold these securities until recovery, which may be until maturity. The fair value of these securities is expected to recover as the securities approach maturity. As of December 31, 2015 and December 31, 2014, there were 146 and 116 securities in an unrealized loss position, respectively.

Investment securities carried at $118,823,000 and $111,151,000 were pledged or set aside to secure borrowings, public and trust deposits, and for other purposes required by law at December 31, 2015 and December 31, 2014, respectively.

At December 31, 2015, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Banks with an estimated market value of $184,467,000 and securities issued by the Federal Farm Credit Banks with an estimated market value of $184,594,000. At December 31, 2015, Mortgage Backed Securities issued by U. S. Government Agencies included securities issued by the Government National Mortgage Association with an estimated market value of $103,252,000. At December 31, 2014, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Banks with an estimated market value of $171,629,000 and securities issued by the Federal Farm Credit Banks with an estimated market value of $170,419,000. At December 31, 2014, Mortgage Backed Securities issued by U. S. Government Agencies included securities issued by the Government National Mortgage Association with an estimated market value of $105,406,000.

For the years ended December 31, 2015, 2014, and 2013, proceeds from sales of securities amounted to $39,238,000, $122,579,000, and $81,875,000, respectively. Gross realized gains amounted to $653,000, $2,782,000, and $823,000, respectively. Gross realized losses amounted to $255,000, $3,436,000, and $399,000, respectively. The tax provision (benefit) applicable to these net realized gains and losses amounted to $135,000, ($222,000), and $144,000, respectively.

The sales of securities available for sale resulted in a reclassifications of $398,000 ($263,000 net of tax) from accumulated other comprehensive income to net gain on sales of securities in the consolidated statements of operations in the year ended December 31, 2015. The sales of securities available for sale resulted in a reclassifications of $654,000 ($432,000 net of tax) from accumulated other comprehensive loss to net loss on sales of securities in the consolidated statements of operations in the years ended December 31, 2014.

(4)	Loans

 Loan balances outstanding as of December 31 consist of the following (000s omitted):

	2015	2014
Residential real estate loans	$213,989	$223,701
Commercial and Construction real estate loans	259,139	262,395
Agriculture and agricultural real estate loans	19,243	16,700
Commercial and industrial loans	84,438	62,761
Loans to individuals for household, family, and other personal expenditures	40,499	44,775
Total loans, gross	$617,308	$610,332
Less: Allowance for loan losses	10,896	13,208
	$606,412	$597,124

Included in Loans are loans to certain officers, directors, and companies in which such officers and directors have 10 percent or more beneficial ownership in the aggregate amount of $4,058,000 and $2,813,000 at December 31, 2015 and 2014, respectively. In 2015, new loans and other additions amounted to $1,546,000, and repayments and other reductions amounted to $301,000. In 2014, new loans and other additions amounted to $86,000, and repayments and other reductions amounted to $709,000. In Management’s judgment, these loans were made on substantially the same terms and conditions as those made to other borrowers, and do not represent more than the normal risk of collectibility or present other unfavorable features.

No loans were pledged to secure debt or for any other purposes as of December 31, 2015 and December 31, 2014.

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

Activity in the allowance for loan losses for the years ended December 31, 2015 and 2014 was as follows (000s omitted):

2015	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$216	$1,361	$6,179	$803	$3,226	$1,423	$13,208
Charge-offs	(188)	(352)	(559)	(2)	(893)	(118)	(2,112)
Recoveries	325	311	502	648	863	151	2,800
Provision	36	959	(1,772)	(1,029)	(961)	(233)	(3,000)
Ending balance	$389	$2,279	$4,350	$420	$2,235	$1,223	$10,896

Ending balance individually evaluated for impairment	$240	$672	$634	$277	$506	$223	$2,552
Ending balance collectively evaluated for impairment	149	1,607	3,716	143	1,729	1,000	8,344
Ending balance	$389	$2,279	$4,350	$420	$2,235	$1,223	$10,896

Loans:
Ending balance individually evaluated for impairment	$882	$958	$13,398	$1,809	$7,343	$496	$24,886
Ending balance collectively evaluated for impairment	18,361	83,480	229,822	14,110	206,646	40,003	592,422
Ending balance	$19,243	$84,438	$243,220	$15,919	$213,989	$40,499	$617,308

2014	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$171	$1,989	$7,030	$1,397	$4,606	$1,016	$16,209
Charge-offs	(3)	(688)	(3,543)	(254)	(1,562)	(94)	(6,144)
Recoveries	10	341	1,449	1,077	608	158	3,643
Provision	38	(281)	1,243	(1,417)	(426)	343	(500)
Ending balance	$216	$1,361	$6,179	$803	$3,226	$1,423	$13,208

Ending balance individually evaluated for impairment	$34	$554	$1,502	$671	$672	$222	$3,655
Ending balance collectively evaluated for impairment	182	807	4,677	132	2,554	1,201	9,553
Ending balance	$216	$1,361	$6,179	$803	$3,226	$1,423	$13,208

Loans:
Ending balance individually evaluated for impairment	$917	$1,414	$19,013	$2,117	$11,675	$534	$35,670
Ending balance collectively evaluated for impairment	15,783	61,347	230,456	10,809	212,026	44,241	574,662
Ending balance	$16,700	$62,761	$249,469	$12,926	$223,701	$44,775	$610,332

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

The Company utilizes an internal loan grading system to assign a risk grade to commercial loans and each credit relationship with more than $250,000 of aggregate credit exposure. The number of categories was increased in 2015 to allow differentiation between credits within the categories. Ratings for previous periods were not revised to utilize these new categories. Grades 10 through 45 are considered “pass” credits and grades 50 through 95 are considered “watch” credits and are subject to greater scrutiny. Loans with grades 60 and higher are considered substandard and most are evaluated for impairment. A description of the general characteristics of each grade is as follows:

●

Grades 10 and 15 – Excellent – Loans secured by marketable collateral, with adequate margin, or supported by strong financial statements. Probability of serious financial deterioration is unlikely. Possess a sound repayment source and a secondary source. This classification will also include all loans secured by certificates of deposit or cash equivalents.

●

Grades 20 and 25 – Satisfactory – Loans that have less than average risk and clearly demonstrate adequate debt service coverage. These loans may have some vulnerability, but are sufficiently strong to have minimal deterioration if adverse factors are encountered, and are expected to be fully collectable.

●

Grades 30 and 35 – Average – Loans that have a reasonable amount of risk and may exhibit vulnerability to deterioration if adverse factors are encountered. These loans should demonstrate adequate debt service coverage but warrant a higher level of monitoring to ensure that weaknesses do not advance.

●

Grades 40 and 45 – Pass/Watch – Loans that are considered “pass credits” yet appear on the “watch list”. Credit deficiency or potential weakness may include a lack of current or complete financial information. The level of risk is considered acceptable so long as the loan is given additional management supervision.

●

Grades 50 and 55 – Watch – Loans that possess some credit deficiency or potential weakness that if not corrected, could increase risk in the future. The source of loan repayment is sufficient but may be considered inadequate by the Bank’s standards.

●

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

●

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

●	Grades 80-95 - Loss – Loans are considered uncollectible and of such little value that carrying them on the Bank’s financial statements is not feasible.

The assessment of compensating factors may result in a rating plus or minus one grade from those listed above. These factors include, but are not limited to collateral, guarantors, environmental conditions, history, plan/projection reasonableness, quality of information, and payment delinquency.

The portfolio segments in each credit risk grade as of December 31, 2015 and 2014 are as follows (000s omitted):

2015	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$102	$2,173	$310	$6,789	$136,049	$32,461	$177,884
10	-	2,717	-	-	60	-	2,777
20	306	359	533	-	-	366	1,564
30	432	17,024	7,620	-	373	-	25,449
40	14,413	55,204	184,504	6,548	62,347	7,453	330,469
45	840	1,094	6,506	74	2,957	-	11,471
50	1,340	3,428	23,678	2,163	3,948	18	34,575
55	929	-	3,700	-	-	-	4,629
60	881	2,439	16,369	345	8,255	201	28,490
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$19,243	$84,438	$243,220	$15,919	$213,989	$40,499	$617,308

Performing	$18,362	$83,372	$228,624	$14,104	$205,430	$39,869	$589,761
Nonperforming	881	1,066	14,596	1,815	8,559	630	27,547
Total	$19,243	$84,438	$243,220	$15,919	$213,989	$40,499	$617,308

2014	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$122	$2,700	$-	$5,402	$138,355	$40,371	$186,950
1	-	3,060	-	-	-	369	3,429
2	330	287	830	-	132	-	1,579
3	491	7,084	9,923	-	464	-	17,962
4	13,458	41,441	176,685	4,357	58,902	3,260	298,103
5	1,261	4,903	34,385	2,471	10,112	199	53,331
6	1,038	3,286	27,646	696	15,736	576	48,978
7	-	-	-	-	-	-	-
8	-	-	-	-	-	-	-
9	-	-	-	-	-	-	-
Total	$16,700	$62,761	$249,469	$12,926	$223,701	$44,775	$610,332

Performing	$15,702	$61,287	$231,461	$10,740	$211,143	$44,053	$574,386
Nonperforming	998	1,474	18,008	2,186	12,558	722	35,946
Total	$16,700	$62,761	$249,469	$12,926	$223,701	$44,775	$610,332

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of December 31, 2015 and 2014 (000s omitted):

2015	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$136	$213	$44	$393	$18,850	$19,243	$-
Commercial	10	75	76	161	84,277	84,438	4
Commercial Real Estate	2,194	230	2,123	4,547	238,673	243,220	-
Construction Real Estate	-	-	-	-	15,919	15,919	-
Residential Real Estate	2,252	227	464	2,943	211,046	213,989	-
Consumer and Other	130	81	52	263	40,236	40,499	-
Total	$4,722	$826	$2,759	$8,307	$609,001	$617,308	$4

2014	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$449	$-	$80	$529	$16,171	$16,700	$-
Commercial	142	44	60	246	62,515	62,761	10
Commercial Real Estate	2,127	1,118	2,287	5,532	243,937	249,469	-
Construction Real Estate	334	-	-	334	12,592	12,926	-
Residential Real Estate	2,946	741	777	4,464	219,237	223,701	-
Consumer and Other	124	15	61	200	44,575	44,775	-
Total	$6,122	$1,918	$3,265	$11,305	$599,027	$610,332	$10

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

The following is a summary of non-accrual loans as of December 31, 2015 and 2014 (000s omitted):

	2015	2014
Agriculture and Agricultural Real Estate	$565	$80
Commercial	148	315
Commercial Real Estate	4,823	6,287
Construction Real Estate	46	409
Residential Real Estate	2,915	5,760
Consumer and Other	136	189
Total	$8,633	$13,040

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of December 31, 2015 and 2014 (000s omitted):

2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$-
Commercial	63	113	-	76	5
Commercial Real Estate	7,701	8,107	-	8,297	333
Construction Real Estate	200	233	-	243	14
Residential Real Estate	4,137	4,359	-	4,237	199
Consumer and Other	26	26	-	28	2

With an allowance recorded:
Agriculture and Agricultural Real Estate	882	885	240	892	30
Commercial	895	916	672	1,036	48
Commercial Real Estate	5,697	6,183	634	6,263	260
Construction Real Estate	1,609	1,609	277	1,627	74
Residential Real Estate	3,206	3,310	506	3,433	154
Consumer and Other	470	468	223	485	22

Total:
Agriculture and Agricultural Real Estate	$882	$885	$240	$892	$30
Commercial	958	1,029	672	1,112	53
Commercial Real Estate	13,398	14,290	634	14,560	593
Construction Real Estate	1,809	1,842	277	1,870	88
Residential Real Estate	7,343	7,669	506	7,670	353
Consumer and Other	496	494	223	513	24

2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$256	$256	$-	$258	$10
Commercial	363	412	-	491	21
Commercial Real Estate	8,084	8,882	-	9,102	381
Construction Real Estate	297	954	-	1,101	19
Residential Real Estate	6,424	7,200	-	7,367	318
Consumer and Other	3	3	-	5	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	661	661	34	691	37
Commercial	1,051	1,062	554	1,118	54
Commercial Real Estate	10,929	12,758	1,502	12,966	507
Construction Real Estate	1,820	1,851	671	1,878	88
Residential Real Estate	5,251	5,658	672	5,768	244
Consumer and Other	531	529	222	569	27

Total:
Agriculture and Agricultural Real Estate	$917	$917	$34	$949	$47
Commercial	1,414	1,474	554	1,609	75
Commercial Real Estate	19,013	21,640	1,502	22,068	888
Construction Real Estate	2,117	2,805	671	2,979	107
Residential Real Estate	11,675	12,858	672	13,135	562
Consumer and Other	534	532	222	574	27

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (TDRs).

Loans that were classified as TDRs during the years ended December 31, 2015 and December 31, 2014 are as follows (000s omitted from dollar amounts):

	December 31, 2015			December 31, 2014
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	3	$325	$322	1	$314	$313
Commercial	2	112	17	4	295	53
Commercial Real Estate	3	684	593	6	1,990	1,496
Construction Real Estate	-	-	-	3	43	22
Residential Real Estate	7	581	516	17	1,118	749
Consumer and Other	-	-	-	2	21	20
Total	15	$1,702	$1,448	33	$3,781	$2,653

The Bank considers TDRs that become past due under the modified terms as defaulted. Loans that became TDRs during the years ended December 31, 2015 and December 31, 2014 that subsequently defaulted during the years ended December 31, 2015 and December 31, 2014, respectively, are as follows (000s omitted from dollar amounts):

	December 31, 2015		December 31, 2014
	Number of Contracts	Recorded Principal Balance	Number of Contracts	Recorded Principal Balance
Agriculture and Agricultural Real Estate	1	$46	-	$-
Commercial	-	-	-	-
Commercial Real Estate	-	-	-	-
Construction Real Estate	-	-	-	-
Residential Real Estate	-	-	1	114
Consumer and Other	-	-	-	-
Total	1	$46	1	$114

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

At December 31, 2015 the Corporation had no commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.

(6)	Bank Premises and Equipment

Bank premises and equipment as of year-end are as follows (000s omitted):

	2015	2014
Land, buildings and improvements	$47,398	$46,774
Equipment, furniture and fixtures	24,481	23,944
Total Bank premises and equipment	$71,879	$70,718
Less accumulated depreciation	43,635	42,086
Bank premises and equipment, net	$28,244	$28,632

Bank Premises and Equipment includes Construction in Progress of $300,000 as of December 31, 2015 and $245,000 as of December 31, 2014. The projects in progress will be completed in 2016. The estimated cost to complete all projects in process as of December 31, 2015 is $114,000.

The Company has entered into lease commitments for office and ATM locations. Rental expense charged to operations was $184,000, $190,000, and $231,000 for the years ended December 31, 2015, 2014, and 2013, respectively. The future minimum lease payments are as follows:

Year	Minimum Payment
2016	$172,000
2017	83,000
2018	40,000
2019	33,000
2020	26,000
Thereafter	38,000
Total	$392,000

(7)	Deposits

Interest expense on time certificates of deposit of $250,000 or more in the year 2015 amounted to $161,000, as compared with $287,000 in 2014, and $367,000 in 2013. At December 31, 2015, the balance of time certificates of deposit of $250,000 or more was $19,794,000, as compared with $21,176,000 at December 31, 2014. The amount of time deposits with a remaining term of more than 1 year was $86,697,000 at December 31, 2015 and $97,834,000 at December 31, 2014. The following table shows the scheduled maturities of Certificates of Deposit as of December 31, 2015 (000s omitted):

	Under $250,000	$250,000 and over
2016	$80,827	$10,093
2017	38,377	1,377
2018	13,165	2,646
2019	12,032	4,927
2020	13,422	751
Thereafter	-	-
Total	$157,823	$19,794

Time certificates of deposit under $250,000 include $3,608,000 of brokered certificates of deposit as of December 31, 2015, and $8,675,000 as of December 31, 2014. The Bank did not have any brokered certificates of deposit over $250,000 as of December 31, 2015 and December 31, 2014.

The aggregate amount of certificates of deposit that meet or exceed the $250,000 FDIC insurance limit was $19,794,000 and $21,176,000 as of December 31, 2015 and 2014, respectively.

(8)	Federal Home Loan Bank Advances and Repurchase Agreements

The Bank did not have any advances outstanding from the Federal Home Loan Bank of Indianapolis as of December 31, 2015 and 2014.

The Bank maintains an overdraft line of credit with the Federal Home Loan Bank of Indianapolis. The amount outstanding on the line of credit was $0 as of December 31, 2015 and 2014. The amount of credit available was $20,000,000 as of December 31, 2015 and 2014. The interest rate on the line of credit is equal to the variable advance rate and is only charged on amounts advanced. The variable advance rate was 0.58% on December 31, 2015 and 0.50% on December 31, 2014. The line of credit was subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis.

As of December 31, 2015 investment securities with a carrying value of $26,437,000 were pledged to secure the Federal Home Loan Bank line of credit. As of December 31, 2014 investment securities with a carrying value of $26,410,000 were pledged to secure the Federal Home Loan Bank line of credit.

The Bank had one borrowing under a Repurchase Agreement as of December 31, 2015 and 2014. The amount of the borrowing was $15,000,000 as of December 31, 2015 and 2014. The Repurchase Agreement has a fixed interest rate of 4.65% and is scheduled to mature on June 8, 2016. The Repurchase Agreement is subject to a prepayment penalty.

Investment securities issued by U.S. Government agencies with a carrying value of $16,960,000 and $21,692,000 were pledged to secure the Repurchase Agreement borrowing at December 31, 2015 and December 31, 2014, respectively.

(9)	Retirement Plans and Postretirement Benefit Plans

In 2000, the Bank implemented a retirement plan that included both a money purchase pension plan, as well as a voluntary profit sharing 401(k) plan for all employees who meet certain age and length of service eligibility requirements. In 2002, the Bank amended its retirement plan to freeze the money purchase plan and retain the 401(k) plan. To ensure that the plan meets the Safe Harbor provisions of the applicable sections of the Internal Revenue Code, the Bank contributes an amount equal to 4% of the employee’s base salary to the 401(k) plan for all eligible employees who contribute at least 5% of their salary. In addition, an employee may contribute from 1 to 75 percent of his or her base salary, up to a maximum of $24,000 in 2015. In 2015, 2014, and 2013 the Bank made a matching contribution of 100% on the first 3% of employee deferrals and 50% on the next 2% of deferrals. Depending on the Bank’s profitability, an additional profit sharing contribution may be made by the Bank to the 401(k) plan. There were no profit sharing contributions in 2015, 2014, and 2013. The total retirement plan expense was $558,000, for the year ended December 31, 2015, $558,000 for the year ended December 31, 2014, and $515,000 for the year ended December 31, 2013.

The Bank has a postretirement benefit plan that generally provides for the continuation of medical premium payments for all employees hired before January 1, 2007 who retire from the Bank at age 55 or older, upon meeting certain length of service eligibility requirements. The Bank does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. The amount of benefits paid under the postretirement benefit plan was $144,000 in 2015, $201,000 in 2014, and $206,000 in 2013. The amount of insurance premium paid by the Bank for retirees is capped at 200% of the cost of the premium as of December 31, 1992.

A reconciliation of the accumulated postretirement benefit obligation (“APBO”) to the amounts recorded in the consolidated balance sheets in Interest Payable and Other Liabilities at December 31 is as follows (000s omitted):

	2015	2014
APBO	$3,406	$3,865
Unrecognized net transition obligation	-	-
Unrecognized prior service costs	-	-
Unrecognized net gain (loss)	(67)	(780)
Accrued benefit cost at fiscal year end	$3,339	$3,085

Components of the Bank’s postretirement benefit expense were as follows:

	2015	2014	2013
Service cost	$173	$135	$134
Interest cost	143	144	106
Prior service costs	-	2	4
Amortization of gains	27	1	-
Net postretirement benefit expense	$343	$282	$244

The APBO as of December 31, 2015 and 2014 was calculated using assumed discount rates of 4.25% and 3.75%, respectively. Based on the provisions of the plan, the Bank’s expense is capped at 200% of the 1992 expense, with all expenses above the cap incurred by the retiree. The expense reached the cap in 2004, and accordingly the impact of an increase in health care costs on the APBO was not calculated.

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

Information for the postretirement death benefits and health care benefits is as follows as of the December 31 measurement date (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2015	2014	2015	2014

Change in benefit obligation
Benefit obligation at beginning of year	$5,892	5,741	$3,865	$2,781
Service cost	9	16	173	135
Interest cost	217	252	143	144
Plan participants' contributions	-	-	55	81
Actuarial loss (gain)	(166)	(117)	(686)	925
Benefits paid	-	-	(144)	(201)
Benefit obligation at end of year	$5,952	$5,892	$3,406	$3,865

Change in accrued benefit cost
Accrued benefit cost at beginning of year	$4,405	$3,976	$3,085	$2,922
Service cost	9	16	173	135
Interest cost	217	252	143	144
Amortization	162	161	-	3
Employer contributions	-	-	(89)	(120)
Net gain	-	-	27	1
Accrued benefit cost at end of year	$4,793	$4,405	$3,339	$3,085

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-	$-	$-
Employer contributions	-	-	89	120
Plan participants' contributions	-	-	55	81
Benefits paid during year	-	-	(144)	(201)
Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(5,952)	$(5,892)	$(3,406)	$(3,865)

Amounts recognized in other liabilities as of December 31 consist of (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2015	2014	2015	2014
Assets	$-	-	$-	$-
Liabilities	5,952	5,892	3,406	3,865
Total	$5,952	$5,892	$3,406	$3,865

Amounts recognized in accumulated other comprehensive income as of December 31 consist of (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2015	2014	2015	2014
Net loss (gain)	$(317)	(150)	$67	$780
Transition obligation (asset)	-	-	-	-
Prior service cost (credit)	1,476	1,637	-	-
Total included in AOCI	$1,159	$1,487	$67	$780

The projected payments under each postretirement plan for the next 10 years are as follows:

Year	Postretirement Death Benefit Obligations	Postretirement Health Care Benefits
2016	$251,000	$121,000
2017	262,000	132,000
2018	273,000	150,000
2019	283,000	161,000
2020	293,000	170,000
2021 - 2025	1,653,000	993,000

(10)	Stockholders’ Equity

During 2015, the Company issued 17,775 shares of its no par value common stock to its Employee Stock Purchase Plan, for employee years of service awards, and for its directors’ deferred compensation plan. The aggregate value of these shares was $106,000.

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

(11)	Disclosures about Fair Value of Financial Instruments

Certain of the Bank’s assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets. These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below. The fair values of all financial instruments not discussed below are estimated to be equal to their carrying amounts as of December 31, 2015 and 2014.

CASH AND CASH EQUIVALENTS

The carrying amounts of cash and cash equivalents approximate fair values.

INVESTMENT SECURITIES

Fair value for the Bank’s investment securities was determined using the market value in active markets, where available. When not available, fair values are estimated using the fair value hierarchy. In the fair value hierarchy, Level 2 fair values are determined using observable inputs other than Level 1 market prices, such as quoted prices for similar assets. Level 3 values are determined using unobservable inputs, such as discounted cash flow projections, for securities with no market activity. Prior to the fourth quarter of 2015, held to maturity investments in obligations of states and political subdivisions were classified as Level 2 fair values. Due to the lack of market data, the outstanding balance of certain of these investments was transferred from Level 2 to Level 3 as of December 31, 2015. These estimated market values are disclosed in Note 3 and the required fair value disclosures are in Note 19. The carrying value of Federal Home Loan Bank of Indianapolis stock approximates fair value based on the redemption provisions of the issuer.

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

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The estimated fair value of the Securities Sold under Repurchase Agreements is estimated by discounting the related cash flows using the rates currently available for similarly structured borrowings with similar maturities.

ACCRUED INTEREST

The carrying amounts of accrued interest approximate fair value.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

The fair values of commitments to extend credit and standby letters of credit and financial guarantees written are estimated using the fees currently charged to engage into similar agreements. The fair values of these instruments are not significant.

FAIR VALUES

The carrying amounts and approximate fair values as of December 31, 2015 and December 31, 2014 are as follows (000s omitted):

					Total
	Carrying				Estimated
December 31, 2015	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$85,050	$85,050	$-	$-	$85,050
Securities - Held to Maturity
Obligations of States and Political Subdivisions	40,782	-	3,805	38,132	41,937
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	369,061	-	369,061	-	369,061
MBS issued by U.S. Government Agencies	103,252	-	103,252	-	103,252
Obligations of States and Political Subdivisions	17,469	-	17,469	-	17,469
Corporate Debt Securities	4,950	-	4,950	-	4,950
Other Securities	2,127	2,127	-	-	2,127

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	1,477	-	-	1,508	1,508
Loans, net	606,412	-	-	613,397	613,397
Accrued Interest Receivable	4,170	-	-	4,170	4,170

Financial Liabilities:
Noninterest Bearing Deposits	253,795	253,795	-	-	253,795
Interest Bearings Deposits	911,598	-	913,410	-	913,410
Repurchase Agreements	15,000	-	15,253	-	15,253
Accrued Interest Payable	108	-	-	108	108

					Total
	Carrying				Estimated
December 31, 2014	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$52,122	$52,122	$-	$-	$52,122
Securities - Held to Maturity
Obligations of States and Political Subdivisions	32,113	-	33,331	-	33,331
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	342,048	-	342,048	-	342,048
MBS issued by U.S. Government Agencies	105,406	-	105,406	-	105,406
Obligations of States and Political Subdivisions	19,581	-	19,581	-	19,581
Corporate Debt Securities	4,002	-	4,002	-	4,002
Other Securities	2,139	2,139	-	-	2,139

Federal Home Loan Bank Stock	7,537	-	7,537	-	7,537
Loans Held for Sale	548	-	-	560	560
Loans, net	597,124	-	-	608,109	608,109
Accrued Interest Receivable	3,943	-	-	3,943	3,943

Financial Liabilities:
Noninterest Bearing Deposits	218,221	218,221	-	-	218,221
Interest Bearings Deposits	893,590	-	895,522	-	895,522
Repurchase Agreements	15,000	-	15,828	-	15,828
Accrued Interest Payable	137	-	-	137	137
FHLB Advances	12,000	-	12,000	-	12,000
Repurchase Agreements	15,000	-	16,352	-	16,352
Accrued Interest Payable	179	-	-	179	179

(12)	Federal Income Taxes

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

The current and deferred components of the provision for Federal income taxes were as follows (000s omitted):

	2015	2014	2013
Current	$(660)	$69	$42
Deferred	5,680	2,503	1,726
Valuation allowance reversal	-	-	(19,881)

Tax expense (benefit)	$5,020	$2,572	$(18,113)

The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as follows:

	2015	2014	2013
Statutory rate	34.0%	34.0%	34.0%
Municipal interest income	(2.1)	(3.9)	(5.4)
Other, net	(2.5)	(4.1)	(4.8)
Valuation allowance	-	-	(267.8)
Effective tax rate	29.4%	26.0%	(244.0)%

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

In 2013, the Company’s evaluation of the positive and negative evidence regarding its expected utilization of its deferred tax asset indicated that that it was more likely than not that the Company would utilize its entire deferred tax asset. The positive evidence, consisting of nine consecutive profitable quarters and projections for future taxable earnings exceeded the negative evidence, which was primarily the prior net operating losses experienced. As a result, the Company eliminated the remaining $19.9 million valuation allowance in 2013 by recording a benefit to federal income tax expense.

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

The Company is currently under an audit of its tax returns filed for the 2004, 2005, 2007, 2008, 2009 and 2010 tax years. The Company agreed to a settlement with the IRS in the fourth quarter of 2015, and that settlement must now be approved by Congress’ Joint Committee on Taxation. The Company remitted the taxes and estimated interest required by the settlement and, based on current knowledge, the Company believes that the audit will be resolved without incurring any additional tax or interest expense. The settlement resulted in the Company recording a reduction of $955,000 in the liability previously recorded.

The components of the net deferred Federal income tax asset (included in Interest Receivable and Other Assets on the accompanying consolidated balance sheets) at December 31 are as follows (000s omitted):

	2015	2014
Deferred Federal income tax assets:
Allowance for loan losses	$3,818	$5,488
Net deferred loan origination fees	649	662
Tax versus book depreciation differences	482	494
Net unrealized losses on securities available for sale	795	586
Accrued postretirement benefits	3,176	2,937
Postretirement benefits in other comprehensive income	417	771
Alternative minimum tax	632	834
Non-accrual loan interest	438	1,212
Other real estate owned	606	1,265
Net operating loss	5,425	7,497
Other, net	783	1,223
Gross deferred tax asset	17,221	22,969
Valuation allowance	-	-
Total deferred federal tax asset	$17,221	$22,969

Deferred Federal income tax liabilities:
Accretion of bond discount	$(346)	$(224)
Net unrealized gains on securities available for sale	-	-
Tax versus book depreciation differences	-	-
Other	(560)	(737)
Total deferred federal tax liabilities	$(906)	$(961)
Net deferred Federal income tax asset (liability)	$16,315	$22,008

The Corporation has net operating loss carry forwards of approximately $16.0 million that are available to reduce future taxable income through the year ending December 31, 2032.

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

In 2013, the federal banking agencies issued revisions to the existing capital rules to incorporate certain changes to the Basel capital framework, including Basel III and other elements. The intent is to strengthen the definition of regulatory capital, increase risk based capital requirements, and make selected changes to the calculation of risk weighted assets. Beginning January 1, 2015, banks transitioned to the new rules and reported results with the first Call Report of 2015. As part of the new rules there are several provisions affecting the Company, such as implementation of a new common equity tier 1 ratio, the start of a capital conservation buffer, and increased prompt corrective action capital adequacy thresholds.

As of December 31, 2015 and 2014, the Bank’s capital ratios exceeded the required minimums to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the tables, as well as meeting other requirements specified by the federal banking regulators, including not being subject to any written agreement or order issued by the FDIC pursuant to section 8 of the Federal Deposit Insurance Act.

The Bank is considered to be “Well Capitalized” as of December 31, 2015 and 2014, and there are no conditions or events since December 31, 2015 that Management believes have changed the Bank’s category.

The Corporation’s and Bank’s actual capital amounts and ratios are also presented in the table (000s omitted in dollar amounts).

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Risk Based Capital to Risk-Weighted Assets
Consolidated	$154,718	19.79%	$78,163	10%
Monroe Bank & Trust	153,026	19.59%	78,107	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	144,857	18.53%	62,531	8%
Monroe Bank & Trust	143,175	18.33%	62,485	8%
Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	144,857	18.53%	50,806	6.5%
Monroe Bank & Trust	143,175	18.33%	50,769	6.5%
Tier 1 Capital to Average Assets
Consolidated	144,857	11.04%	65,625	5%
Monroe Bank & Trust	143,175	10.91%	65,602	5%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital to Risk-Weighted Assets
Consolidated	$129,032	17.22%	$74,917	10%
Monroe Bank & Trust	127,400	17.01%	74,895	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	119,573	15.96%	44,950	6%
Monroe Bank & Trust	117,944	15.75%	44,937	6%
Tier 1 Capital to Average Assets
Consolidated	119,573	9.68%	61,731	5%
Monroe Bank & Trust	117,944	9.55%	61,721	5%

(14) Earnings Per Share

The calculation of earnings per common share for the years ended December 31 is as follows:

	2015	2014	2013
Basic
Net income	$12,082,000	$7,315,000	$25,537,000
Less preferred dividends	-	-	-
Net income applicable to common stock	$12,082,000	$7,315,000	$25,537,000
Average common shares outstanding	22,742,476	22,109,911	17,882,070
Income per common share - basic	$0.53	$0.33	$1.43

	2015	2014	2013
Diluted
Net income	$12,082,000	$7,315,000	$25,537,000
Less preferred dividends	-	-	-
Net income applicable to common stock	$12,082,000	$7,315,000	$25,537,000
Average common shares outstanding	22,742,476	22,109,911	17,882,070
Stock option adjustment	174,278	180,657	203,024
Average common shares outstanding - diluted	22,916,754	22,290,568	18,085,094
Income per common share - diluted	$0.53	$0.33	$1.41

Stock options totaling 302,100, 385,100, and 283,900 shares were not included in the computation of diluted earnings per share in the years ended December 31, 2015, 2014, and 2013, respectively, because they were antidilutive.

(15)	Stock-Based Compensation Plan

The MBT Financial Corp. 2008 Stock Incentive Plan was approved by shareholders at the May 1, 2008 Annual meeting of shareholders of MBT Financial Corp. This plan authorized the Board of Directors to grant equity incentive awards to key employees and non-employee directors. Such grants may be made until May 1, 2018 for up to 1,000,000 shares of the Corporation’s common stock. At the May 7, 2015 Annual Meeting of Shareholders, this plan was amended to increase the number of shares available for awards to 1,500,000. The amount that may be awarded to any one individual is limited to 100,000 shares in any one calendar year. As of December 31, 2015, the number of shares available under the plan is 475,587. This includes 229,709 shares that were previously awarded that have been forfeited.

Grants under the Stock Incentive Plan can be in the form of Stock Options, Stock Only Stock Appreciation Rights (SOSARs), Restricted Stock Awards, or Restricted Stock Unit Awards.

Stock Only Stock Appreciation Rights (SOSARs) – On January 21, 2015, 72,500 Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain officers and on May 28, 2015, 55,500 SOSARs were awarded to certain executive officers in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. The SOSARs have a term of 10 years and vest in three equal annual installments beginning on December 31, 2015. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant, but providing for a cashless exercise. Upon exercise, the executive will generally receive common shares equal in value to the excess of the market value of the shares over the exercise price on the exercise date.

The fair value of each SOSAR grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2015, 2014, and 2013: expected option lives of seven years for all three; expected volatility of 56.42%, 60.11%, and 62.09%; risk-free interest rates of 1.79%, 2.27%, and 1.25%; and dividend yields of 1.30%, 0.00%, and 0.00%.

A summary of the status of SOSARs under the plan is presented in the table below.

	2015		2014		2013
Stock Only Stock Appreciation Rights (SOSARs)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
SOSARs Outstanding, January 1	557,439	$3.58	472,271	$3.23	410,666	$3.53
Granted	128,000	5.31	110,000	4.90	112,369	2.35
Exercised	60,660	2.34	18,998	2.15	35,464	2.28
Forfeited	15,504	5.21	5,834	4.91	15,300	7.09
Expired	-	-	-	-	-	-
SOSARs Outstanding, December 31	609,275	$4.02	557,439	$3.58	472,271	$3.23
SOSARs Exercisable, December 31	425,356	$3.00	450,888	$3.45	373,560	$3.50

Weighted Average Fair Value of Options or SOSARs Granted During Year		$2.67		$2.98		$1.43

The SOSARs exercisable as of December 31, 2015 are exercisable at prices ranging from $1.52 to $8.53. The number of SOSARs and remaining life at each exercise price are as follows:

	Outstanding SOSARs		Exercisable SOSARs
Exercise Price	Shares	Remaining Life (in years)	Shares	Remaining Life (in years)
$1.52	12,000	4.01	12,000	4.01
$1.85	130,000	5.62	130,000	5.62
$2.35	91,707	7.01	91,707	7.01
$3.03	83,200	3.01	83,200	3.01
$4.90	100,668	8.19	66,466	8.19
$4.94	70,500	9.07	23,485	9.07
$5.79	55,500	9.41	18,498	9.41
$8.53	65,700	2.43	65,700	2.43
	609,275	6.27	491,056	5.63

A summary of the status of the Corporation’s non-vested SOSARs as of December 31, 2015 and changes during the year ended December 31, 2015 is as follows:

Nonvested SOSAR Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	106,551	$2.50
Granted	128,000	2.67
Vested	(106,826)	2.41
Forfeited	(9,506)	2.54
Nonvested at December 31, 2015	118,219	$2.76

As of December 31, 2015, there was $326,000 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 1.71 years.

Restricted Stock Awards – On May 28, 2015, 6,000 restricted shares were awarded to certain non-employee directors and in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. The shares vested on December 31, 2015. On September 24, 2015, 2,500 restricted shares were granted to an officer in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. These shares vest in two equal installments on July 13, 2016 and July 13, 2017.

A summary of the status of the Corporation’s non-vested restricted stock awards as of December 31, 2015, 2014, and 2013, and changes during the years then ended is as follows:

Restricted Stock Awards	2015	2014	2013
Nonvested at January 1	-	25,000	50,000
Granted	8,500	6,000	-
Vested	6,000	31,000	25,000
Forfeited	-	-	-
Nonvested at December 31	2,500	-	25,000

The total expense recorded for the restricted stock awards was $37,000 in 2015, $37,000 in 2014, and $20,000 in 2013. The amount of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan was $13,000 as of December 31, 2015, $0 as of December 31, 2014, and $7,000 as of December 31, 2013.

Restricted Stock Unit Awards – Restricted stock units granted under the plan result in an award of common shares to key employees based on selected performance metrics during the performance period.

Key executives were granted 25,000 Restricted Stock Units (RSUs) on January 21, 2015. The RSUs will vest on December 15, 2017 based on the Bank achieving the performance target of $0.80 cumulative earnings per share in the two year performance period ending December 31, 2016. Restricted stock units are valued based on the share price at the date of grant multiplied by the number of units granted. The current expectation is that the performance objective will be met and 25,000 shares will be awarded upon completion of the vesting period. The total value of the restricted stock units granted in 2015 was $124,000.

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

Both performance thresholds were achieved in 2014 and 2015. As a result, 35,000 RSUs were earned and will be awarded upon completion of the vesting period.

Accordingly, the Company recorded expenses of $116,000 in 2015 and $76,000 in 2014 for the RSUs granted. The total unrecognized compensation costs associated with non-vested restricted stock units was $140,000 as of December 31, 2015.

The following table presents the recorded expense for all Stock Based Compensation awards for the years ended December 31, and the unrecognized compensation expense for all Stock Based Compensation Plans as of December 31 for each year (000s):

	2015	2014	2013
Recorded expense for all Stock Based Compensation awards	413	295	181
Unrecognized compensation expense for all Stock Based Compensation awards	479	398	200

In addition to the stock based awards noted above, the Company has 110,600 stock options outstanding with a minimum exercise price of $15.33 that will expire in 1.01 years.

(16) Parent Company

Condensed parent company financial statements, which include transactions with the subsidiary, are as follows (000s omitted):

Balance Sheets

	December 31,
	2015	2014
Assets
Cash and due from banks	$1,610	$1,719
Investment in subsidiary bank	145,156	132,352
Other assets	1,062	821
Total assets	$147,828	$134,892

Liabilities
Accounts payable and accrued expenses	$487	$356
Total liabilities	487	356

Stockholders' Equity
Total stockholders' equity	147,341	134,536
Total liabilities and stockholders' equity	$147,828	$134,892

Statements of Income

	Years Ended December 31,
	2015	2014	2013
Income
Dividends from subsidiary bank	$-	$-	$-
Net gain on sales of securities	-	214	-
Total income	-	214	-

Expense
Interest on borrowed funds	-	-	4
Other expense	321	282	274
Total expense	321	282	278

Loss before tax and equity in undistributed net income of subsidiary bank	(321)	(68)	(278)
Income tax expense (benefit)	(109)	2	(432)
Income (Loss) before equity in undistributed net income of subsidiary bank	(212)	(70)	154
Equity in undistributed net income of subsidiary bank	12,294	7,385	25,383
Net Income	$12,082	$7,315	$25,537

Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
Cash Flows Used For Operating Activities:
Net income	$12,082	$7,315	$25,537
Equity in undistributed net income of subsidiary bank	(12,294)	(7,385)	(25,383)
Gain on sales of investment securities	-	(214)	-
Net decrease in other liabilities	131	84	134
Net (increase) decrease in other assets	(134)	57	(605)
Net cash used for operating activities	$(215)	$(143)	$(317)

Cash Flows Used For Investing Activities:
Sales and maturities of investment securities	$-	$754	$-
Investment in subsidiary	-	(7,500)	(11,350)
Net cash used for investing activities	$-	$(6,746)	$(11,350)

Cash Flows Provided By Financing Activities:
Issuance of common stock	$106	$8,115	$12,083
Repayment of long term debt	-	-	(135)
Net cash provided by financing activities	$106	$8,115	$11,948

Net Increase (Decrease) In Cash And Cash Equivalents	$(109)	$1,226	$281

Cash and Cash Equivalents At Beginning Of Year	1,719	493	212
Cash And Cash Equivalents At End Of Year	$1,610	$1,719	$493

Under current regulations, the Bank is limited in the amount it may loan to the Corporation. Loans to the Corporation may not exceed ten percent of the Bank’s capital stock, surplus, and undivided profits plus the allowance for loan losses. Loans from the Bank to the Corporation are required to be collateralized. Accordingly, at December 31, 2015, Bank funds available for loans to the Corporation amounted to $15,840,000. The Bank has not made any loans to the Corporation.

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk at December 31 were as follows (000s omitted):

	Contractual Amount
	2015	2014
Commitments to extend credit:
Unused portion of commercial lines of credit	$70,488	$66,319
Unused portion of credit card lines of credit	4,396	3,630
Unused portion of home equity lines of credit	23,164	19,544
Standby letters of credit and financial guarantees written	1,555	3,178
All other off-balance sheet assets	-	-

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

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and other business transactions. $1,397,000 of the standby letters of credit expire in 2016 and $158,000 expire in 2018. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Various legal claims also arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

(18) Quarterly Financial Information (Unaudited) (000s omitted):

2015	First	Second	Third	Fourth
Total Interest Income	$10,161	$9,877	$9,964	$10,039
Total Interest Expense	819	796	740	711
Net Interest Income	9,342	9,081	9,224	9,328
Provision for (Recovery of) Loan Losses	(800)	-	(200)	(2,000)
Other Income	3,625	3,805	3,978	3,919
Other Expenses	9,819	9,730	9,166	9,485
Income Before Provision For Income Taxes	3,948	3,156	4,236	5,762
Provision For Income Taxes	1,171	871	1,230	1,748
Net Income	$2,777	$2,285	$3,006	$4,014

Basic Earnings Per Common Share	$0.12	$0.10	$0.13	$0.18
Diluted Earnings Per Common Share	$0.12	$0.10	$0.13	$0.18

Dividends Declared Per Share	$-	$-	$-	$-

2014	First	Second	Third	Fourth
Total Interest Income	$9,536	$9,540	$9,797	$9,666
Total Interest Expense	1,041	988	945	864
Net Interest Income	8,495	8,552	8,852	8,802
Provision for (Recovery of) Loan Losses	100	100	(700)	-
Other Income	3,664	3,584	2,125	3,980
Other Expenses	9,699	9,791	9,362	9,815
Income Before Provision For Income Taxes	2,360	2,245	2,315	2,967
Provision For Income Taxes	593	558	603	818
Net Income	$1,767	$1,687	$1,712	$2,149

Basic Earnings Per Common Share	$0.08	$0.08	$0.08	$0.09
Diluted Earnings Per Common Share	$0.08	$0.08	$0.07	$0.09

Dividends Declared Per Share	$-	$-	$-	$-

(19) Fair Value Disclosures

The following tables present information about the Corporation’s assets measured at fair value on a recurring basis at December 31, 2015 and 2014, and the valuation techniques used by the Corporation to determine those fair values.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets that the Corporation has the ability to access.

Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset. The Corporation did not utilize Level 3 inputs to measure the fair values of any assets on a recurring basis at December 31, 2015 and 2014.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Corporation’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset.

Assets measured at fair value on a recurring basis are as follows (000’s omitted):

Investment Securities Available for Sale at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$-	$369,061	$-
MBS issued by U.S. Government Agencies		103,252
Obligations of States and Political Subdivisions	-	17,469	-
Corporate Debt Securities	-	4,950	-
Other Securities	2,127	-	-
Total Securities Available for Sale	$2,127	$494,732	$-

Investment Securities Available for Sale at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$-	$342,048	$-
MBS issued by U.S. Government Agencies		105,406
Obligations of States and Political Subdivisions	-	19,581	-
Corporate Debt Securities	-	4,002	-
Other Securities	2,139	-	-
Total Securities Available for Sale	$2,139	$471,037	$-

The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment Securities - Available for Sale	2015	2014
Balance at January 1	$-	$5,751
Total realized and unrealized gains (losses) included in income	-	(2,574)
Total unrealized gains (losses) included in other comprehensive income	-	3,758
Net purchases, sales, calls and maturities	-	(6,935)
Net transfers in/out of Level 3	-	-
Balance at December 31	$-	$-

The Company sold all of its Level 3 available for sale securities in 2014. The Company did not purchase any Level 3 available for sale securities during 2015 or 2014.

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

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$24,886	$-	$-	$22,334
Other Real Estate Owned	$2,383	$-	$-	$2,383

	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$35,670	$-	$-	$32,015
Other Real Estate Owned	$5,615	$-	$-	$5,615

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

MBT Financial Corp. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2015, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be in the Corporation’s periodic SEC filings.

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

MBT Financial Corp.’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that assessment, management determined that, as of December 31, 2015, the Corporation’s internal control over financial reporting is effective, based on those criteria. The registered public accounting firm that audited the financial statements included in this annual report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting which can be found under Item 8 of this form 10-K.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2015, that materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

Securities authorized for issuance under equity compensation plans as of December 31, 2015 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column ( a ))
	( a )	( b )	( c )
Equity Compensation plans approved by security holders	719,675	$5.82	475,587
Equity Compensation plans not approved by security holders	0	0	0
Total	719,675	$5.82	475,587

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

Contents

Financial Statements

Reports of Independent Registered Public Accounting Firm – Pages 41-42

Consolidated Balance Sheets as of December 31, 2015 and 2014 – Page 43

Consolidated Statements of Operations and Comprehensive Income for the Years Ended

December 31, 2015, 2014, and 2013 – Page 44

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended

December 31, 2015, 2014, and 2013 – Page 45

Consolidated Statements of Cash Flows for the Years Ended

December 31, 2015, 2014, and 2013 – Page 46

Notes to Consolidated Financial Statements – Pages 47-78

Exhibits

The following exhibits are filed as a part of this report:

3.1	Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2011.
3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.
10.1	MBT Financial Corp. 2008 Stock Incentive Compensation Plan, as Amended. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on May 28, 2015.
10.2	Monroe Bank & Trust Salary Continuation Agreement with Ronald D. LaBeau. Previously filed as Exhibit 10.2 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
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

10.8	MBT Financial Corp. Long-Term Incentive Compensation Plan filed as Exhibit 10.1 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
10.9	MBT Financial Corp. Executive Officer Annual Incentive Pay Plan
10.10	MBT Financial Corp. Director Deferred Compensation Plan. Previously filed as Exhibit 10.10 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2014.
21	Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
23	Consent of Independent Auditors.
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DED	XBRL Taxonomy Extension Definitions Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2016		MBT FINANCIAL CORP.

	By:	/s/ John L. Skibski
John L. Skibski Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 11, 2016

/s/ H. Douglas Chaffin	/s/ John L. Skibski
H. Douglas Chaffin	John L. Skibski
President, Chief Executive	Chief Financial Officer &
Officer & Director	Director

/s/ Michael J. Miller	/s/ Peter H. Carlton
Michael J. Miller	Peter H. Carlton
Chairman	Director

/s/ Joseph S. Daly	/s/ James F. Deutsch
Joseph S. Daly	James F. Deutsch
Director	Director

/s/ Edwin L. Harwood	/s/ Tony Scavuzzo
Edwin L. Harwood	Tony Scavuzzo
Director	Director

/s/ Debra J. Shah	/s/ Karen Wilson Smithbauer
Debra J. Shah	Karen Wilson Smithbauer
Director	Director

Exhibit Index

Number	Description of Exhibits
10.9	MBT Financial Corp. Executive Officer Annual Incentive Plan
21	Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
23	Consent of Independent Auditors.
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DED	XBRL Taxonomy Extension Definitions Linkbase Document