Form 10-Q
period 2016-03-31
MBT FINANCIAL CORP
filed 2016-05-10
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2016

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

As of May 10, 2016, there were 22,915,136 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016
Dollars in thousands	(Unaudited)	December 31, 2015
ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$11,845	$14,996
Interest bearing	91,615	70,054
Total cash and cash equivalents	103,460	85,050

Securities - Held to Maturity	42,816	41,282
Securities - Available for Sale	470,798	496,859
Federal Home Loan Bank stock - at cost	4,148	4,148

Loans held for sale	646	1,477

Loans	617,967	617,308
Allowance for Loan Losses	(10,537)	(10,896)
Loans - Net	607,430	606,412

Accrued interest receivable and other assets	22,008	23,365
Other Real Estate Owned	1,587	2,383
Bank Owned Life Insurance	53,448	53,093
Premises and Equipment - Net	27,790	28,244
Total assets	$1,334,131	$1,342,313

LIABILITIES
Deposits:
Non-interest bearing	$259,140	$253,795
Interest-bearing	903,593	911,598
Total deposits	1,162,733	1,165,393

Repurchase agreements	15,000	15,000
Interest payable and other liabilities	13,974	14,579
Total liabilities	1,191,707	1,194,972

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 shares authorized, 22,902,198 and 22,790,707 shares issued and outstanding)	23,561	23,492
Retained earnings	117,082	126,214
Unearned compensation	(10)	(13)
Accumulated other comprehensive income (loss)	1,791	(2,352)
Total stockholders' equity	142,424	147,341
Total liabilities and stockholders' equity	$1,334,131	$1,342,313

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended March 31,
Dollars in thousands, except per share data	2016	2015

Interest Income
Interest and fees on loans	$7,035	$7,432
Interest on investment securities-
Tax-exempt	305	275
Taxable	2,526	2,428
Interest on balances due from banks	117	26
Total interest income	9,983	10,161

Interest Expense
Interest on deposits	517	645
Interest on borrowed funds	176	174
Total interest expense	693	819

Net Interest Income	9,290	9,342
Provision For (Recovery Of) Loan Losses	(300)	(800)

Net Interest Income After
Provision For Loan Losses	9,590	10,142

Other Income
Income from wealth management services	1,097	1,222
Service charges and other fees	1,008	894
Debit card income	674	564
Net gain on sales of securities available for sale	320	236
Net loss on sales of Other Real Estate Owned	(56)	(263)
Origination fees on mortgage loans sold	130	129
Bank owned life insurance income	355	271
Other	586	572
Total other income	4,114	3,625

Other Expenses
Salaries and employee benefits	5,618	5,874
Occupancy expense	701	820
Equipment expense	684	734
Marketing expense	259	246
Professional fees	652	576
EFT/ATM Expense	309	90
Other Real Estate Owned expenses	64	126
FDIC Deposit Insurance Assessment	169	414
Bonding and other insurance expense	122	230
Telephone expense	126	95
Other	779	614
Total other expenses	9,483	9,819

Income Before Income Taxes	4,221	3,948
Income Tax Expense	1,224	1,171
Net Income	$2,997	$2,777

Other Comprehensive Income - Net of Tax
Unrealized gains on securities	4,327	2,941
Reclassification adjustment for gains included in net income	(211)	(156)
Postretirement benefit liability	27	27
Total Other Comprehensive Income - Net of Tax	4,143	2,812

Comprehensive Income	$7,140	$5,589

Basic Earnings Per Common Share	$0.13	$0.12

Diluted Earnings Per Common Share	$0.13	$0.12

Common Stock Dividends Declared Per Share	$0.53	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

Dollars in thousands	Common Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance - January 1, 2016	$23,492	$126,214	$(13)	$(2,352)	$147,341

Issuance of Common Stock
SOSARs exercised (95,856 shares)	73	-	-	-	73
Other stock issued (15,635 shares)	124	-	-	-	124

Equity Compensation	(128)	-	3	-	(125)

Dividends declared ($0.53 per share)	-	(12,129)	-	.	(12,129)

Net income	-	2,997	-	-	2,997
Other comprehensive income - net of tax	-	-	-	4,143	4,143

Balance - March 31, 2016	$23,561	$117,082	$(10)	$1,791	$142,424

Dollars in thousands	Common Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance - January 1, 2015	$23,037	$114,132	$-	$(2,633)	$134,536

Issuance of Common Stock
SOSARs exercised (7,856 shares)	-	-	-	-	-
Other stock issued (4,714 shares)	26	-	-	-	26

Equity Compensation	57	-	-	-	57

Net income	-	2,777	-	-	2,777
Other comprehensive income - net of tax	-	-	-	2,812	2,812

Balance - March 31, 2015	$23,120	$116,909	$-	$179	$140,208

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
Dollars in thousands	2016	2015

Cash Flows from Operating Activities
Net Income	$2,997	$2,777
Adjustments to reconcile net income to net cash from operating activities
Recovery of loan losses	(300)	(800)
Depreciation	395	398
Decrease in net deferred taxes	1,224	1,155
Net amortization of investment premium and discount	290	282
Writedowns of Other Real Estate Owned	68	312
Net decrease in interest payable and other liabilities	(565)	(737)
Net (increase) decrease in interest receivable and other assets	(1,764)	443
Equity based compensation expense	(52)	58
Net gain on sale/settlement of securities	(320)	(236)
Increase in cash surrender value of life insurance	(355)	(271)
Net cash provided by operating activities	$1,618	$3,381

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$1,793	$686
Proceeds from maturities and redemptions of investment securities available for sale	57,157	47,011
Proceeds from sales of investment securities available for sale	-	8,430
Net (increase) decrease in loans	63	(7,807)
Proceeds from sales of other real estate owned	770	562
Proceeds from sales of other assets	149	65
Purchase of investment securities held to maturity	(3,350)	(4,439)
Purchase of investment securities available for sale	(24,807)	(71,629)
Purchase of bank premises and equipment	(318)	(352)
Net cash provided by (used for) investing activities	$31,457	$(27,473)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$(2,660)	$23,501
Proceeds from issuance of common stock	124	26
Dividends paid	(12,129)	-
Net cash provided by (used for) financing activities	$(14,665)	$23,527

Net Increase (Decrease) in Cash and Cash Equivalents	$18,410	$(565)

Cash and Cash Equivalents at Beginning of Period	85,050	52,122
Cash and Cash Equivalents at End of Period	$103,460	$51,557

Supplemental Cash Flow Information
Cash paid for interest	$687	$823
Cash paid for federal income taxes	$-	$15

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$29	$40
Transfer of loans to other assets	$21	$45

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The unaudited consolidated financial statements include the accounts of MBT Financial Corp. (the “Company”) and its subsidiary, Monroe Bank & Trust (the “Bank”). The Bank includes the accounts of its wholly owned subsidiary, MB&T Financial Services, Inc. The Bank operates fourteen branches in Monroe County, Michigan, six branches in Wayne County, Michigan, and one loan and wealth management office in each Wayne County and Lenawee County. The Bank’s primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Company’s sole business segment is community banking.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in ASU 2016-01 supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, “Leases”, which will supersede the current lease requirements in ASC 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases.  Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations.  Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet.  The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new lease footnote guidance will be effective for the Company’s year ending December 31, 2019 and will be applied using a modified retrospective transition method to the beginning of the earliest period presented.  The effect of applying the new lease guidance on the financial statements as not yet been determined, however the new lease standard is not expected to have a significant effect on the Company’s financial statements.

2. EARNINGS PER SHARE

The calculations of earnings per common share are as follows:

	For the three months ended March 31,
	2016	2015
Basic
Net income	$2,997,000	$2,777,000
Average common shares outstanding	22,854,556	22,721,845
Earnings per common share - basic	$0.13	$0.12

Diluted
Net income	$2,997,000	$2,777,000
Average common shares outstanding	22,854,556	22,721,845
Equity compensation	160,401	184,489
Average common shares outstanding - diluted	23,014,957	22,906,334
Earnings per common share - diluted	$0.13	$0.12

3. STOCK BASED COMPENSATION

Stock Only Stock Appreciation Rights (SOSARs) - On February 25, 2016, 106,000 Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. The SOSARs have a term of ten years and vest in three equal annual installments beginning on December 31, 2016. The fair value of $3.08 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 41.21%, a risk free interest rate of 1.47% and dividend yield of 1.50%. The fair value of the Company’s common stock was $8.26 on the grant date.

SOSARs granted under the plan are structured as fixed grants with the base price equal to the market value of the underlying stock on the date of the grant.

The following table summarizes the SOSARs that have been granted:

		Weighted Average
	SOSARs	Base Price
SOSARs Outstanding, January 1, 2016	609,275	$4.02
Granted	106,000	8.26
Exercised	(174,227)	2.60
Forfeited	-	-
Expired	-	-
SOSARs Outstanding, March 31, 2016	541,048	$5.31
SOSARs Exercisable, March 31, 2016	316,829	$4.36

The exercise of a SOSAR results in the issuance of a number of shares of common stock of the Company based on the appreciation of the market price of the stock over the base price of the SOSAR. The market value of the Company’s common stock on March 31, 2016 was $8.05. The value of the exercisable SOSARs that are in-the-money as of March 31, 2016 was $1,200,000, and exercise of those SOSARs on that date would have resulted in the issuance of 149,118 shares of common stock. The plan allows participants to elect to withhold shares from the exercise of SOSARs to cover their tax liability. This may affect the number of shares issued and the value of the common stock account on the balance sheet and the statement of changes in equity.

Restricted Stock Unit Awards – On February 25, 2016, 35,000 performance restricted stock units were awarded to certain key executive officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. Each Restricted Stock Unit (RSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a two year performance period that ends on December 31, 2017 if the defined performance targets are achieved. Earned RSUs vest on December 15, 2018 and as of March 31, 2016 none of the RSUs were vested.

Restricted Stock Awards – On February 25, 2016, 6,000 restricted shares were awarded to certain non-executive members of the board of directors in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. The restricted shares vest on December 31, 2016. The expense for the restricted stock is based on the grant date value of $8.26 and is recognized over the vesting period. The unrecognized cost related to the non-vested restricted stock awards was $50,000 as of March 31, 2016.

The total expense for equity based compensation was $114,000 in the first quarter of 2016 and $83,000 in the first quarter of 2015.

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

Loans consist of the following (000s omitted):

	March 31, 2016	December 31, 2015
Residential real estate loans	$218,305	$213,989
Commercial and Construction real estate loans	259,149	259,139
Agriculture and agricultural real estate loans	19,344	19,243
Commercial and industrial loans	82,881	84,438
Loans to individuals for household, family, and other personal expenditures	38,288	40,499
Total loans, gross	$617,967	$617,308
Less: Allowance for loan losses	10,537	10,896
Net Loans	$607,430	$606,412

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

The following table summarizes nonperforming assets (000s omitted):

	March 31, 2016	December 31, 2015
Nonaccrual loans	$8,079	$8,633
Loans 90 days past due and accruing	17	4
Restructured loans	17,828	18,910
Total nonperforming loans	$25,924	$27,547

Other real estate owned	1,587	2,383
Other assets	21	-
Total nonperforming assets	$27,532	$29,930

Nonperforming assets to total assets	2.06%	2.23%
Allowance for loan losses to nonperforming loans	40.65%	39.55%

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

Activity in the allowance for loan losses during the three months ended March 31, 2016 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended March 31, 2016
Beginning Balance	$389	$2,279	$4,350	$420	$2,235	$1,223	$10,896
Charge-offs	-	-	(56)	-	(91)	(62)	(209)
Recoveries	-	33	23	13	58	23	150
Provision	98	(715)	701	42	(282)	(144)	(300)
Ending balance	$487	$1,597	$5,018	$475	$1,920	$1,040	$10,537

Allowance for loan losses as of March 31, 2016
Ending balance individually evaluated for impairment	$241	$525	$763	$269	$387	$209	$2,394
Ending balance collectively evaluated for impairment	246	1,072	4,255	206	1,533	831	8,143
Ending balance	$487	$1,597	$5,018	$475	$1,920	$1,040	$10,537

Loans as of March 31, 2016
Ending balance individually evaluated for impairment	$695	$895	$11,898	$1,796	$7,510	$450	$23,244
Ending balance collectively evaluated for impairment	18,649	81,986	230,917	14,538	210,795	37,838	594,723
Ending balance	$19,344	$82,881	$242,815	$16,334	$218,305	$38,288	$617,967

Activity in the allowance for loan losses during the three months ended March 31, 2015 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended March 31, 2015
Beginning Balance	$216	$1,361	$6,179	$803	$3,226	$1,423	$13,208
Charge-offs	-	(106)	-	-	(196)	(20)	(322)
Recoveries	7	74	161	609	223	31	1,105
Provision	32	51	(662)	(602)	(180)	561	(800)
Ending balance	$255	$1,380	$5,678	$810	$3,073	$1,995	$13,191

Allowance for loan losses as of March 31, 2015
Ending balance individually evaluated for impairment	$34	$449	$1,296	$671	$580	$212	$3,242
Ending balance collectively evaluated for impairment	221	931	4,382	139	2,493	1,783	9,949
Ending balance	$255	$1,380	$5,678	$810	$3,073	$1,995	$13,191

Loans as of March 31, 2015
Ending balance individually evaluated for impairment	$917	$1,255	$18,248	$1,969	$11,480	$523	$34,392
Ending balance collectively evaluated for impairment	16,189	72,816	232,479	10,815	209,849	42,183	584,331
Ending balance	$17,106	$74,071	$250,727	$12,784	$221,329	$42,706	$618,723

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

The portfolio segments in each credit risk grade as of March 31, 2016 are as follows (000s omitted):

Credit Quality Indicators as of March 31, 2016

Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$137	$1,368	$256	$6,734	$134,608	$30,495	$173,598
10	-	5,656	-	-	59	-	5,715
20	306	340	512	-	-	365	1,523
30	614	13,020	8,175	-	367	-	22,176
40	13,076	55,403	184,484	5,579	68,456	7,247	334,245
45	2,106	2,139	7,402	1,454	3,852	-	16,953
50	1,326	3,491	22,343	2,206	3,137	16	32,519
55	179	240	3,961	-	90	-	4,470
60	1,600	1,224	15,682	361	7,736	165	26,768
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$19,344	$82,881	$242,815	$16,334	$218,305	$38,288	$617,967

Performing	$18,650	$81,844	$229,496	$14,447	$209,924	$37,682	$592,043
Nonperforming	694	1,037	13,319	1,887	8,381	606	25,924
Total	$19,344	$82,881	$242,815	$16,334	$218,305	$38,288	$617,967

The portfolio segments in each credit risk grade as of December 31, 2015 are as follows (000s omitted):

Credit Quality Indicators as of December 31, 2015

Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$102	$2,173	$310	$6,789	$136,049	$32,461	$177,884
10	-	2,717	-	-	60	-	2,777
20	306	359	533	-	-	366	1,564
30	432	17,024	7,620	-	373	-	25,449
40	14,413	55,204	184,504	6,548	62,347	7,453	330,469
45	840	1,094	6,506	74	2,957	-	11,471
50	1,340	3,428	23,678	2,163	3,948	18	34,575
55	929	-	3,700	-	-	-	4,629
60	881	2,439	16,369	345	8,255	201	28,490
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$19,243	$84,438	$243,220	$15,919	$213,989	$40,499	$617,308

Performing	$18,362	$83,372	$228,624	$14,104	$205,430	$39,869	$589,761
Nonperforming	881	1,066	14,596	1,815	8,559	630	27,547
Total	$19,243	$84,438	$243,220	$15,919	$213,989	$40,499	$617,308

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of March 31, 2016 and December 31, 2015 (000s omitted):

March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$134	$-	$141	$275	$19,069	$19,344	$-
Commercial	44	58	60	162	82,719	82,881	17
Commercial Real Estate	1,320	108	2,129	3,557	239,258	242,815	-
Construction Real Estate	-	-	-	-	16,334	16,334	-
Residential Real Estate	1,487	327	465	2,279	216,026	218,305	-
Consumer and Other	14	27	41	82	38,206	38,288	-
Total	$2,999	$520	$2,836	$6,355	$611,612	$617,967	$17

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$136	$213	$44	$393	$18,850	$19,243	$-
Commercial	10	75	76	161	84,277	84,438	4
Commercial Real Estate	2,194	230	2,123	4,547	238,673	243,220	-
Construction Real Estate	-	-	-	-	15,919	15,919	-
Residential Real Estate	2,252	227	464	2,943	211,046	213,989	-
Consumer and Other	130	81	52	263	40,236	40,499	-
Total	$4,722	$826	$2,759	$8,307	$609,001	$617,308	$4

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

The following is a summary of non-accrual loans as of March 31, 2016 and December 31, 2015 (000s omitted):

	March 31, 2016	December 31, 2015
Agriculture and Agricultural Real Estate	$444	$565
Commercial	167	148
Commercial Real Estate	4,611	4,823
Construction Real Estate	130	46
Residential Real Estate	2,572	2,915
Consumer and Other	155	136
Total	$8,079	$8,633

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of March 31, 2016 and 2015 (000s omitted):

March 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$-
Commercial	156	206	-	163	3
Commercial Real Estate	6,679	7,206	-	7,017	66
Construction Real Estate	195	227	-	214	3
Residential Real Estate	4,238	4,484	-	4,447	55
Consumer and Other	16	16	-	17	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	695	702	241	825	4
Commercial	739	758	525	789	8
Commercial Real Estate	5,219	5,496	763	5,410	53
Construction Real Estate	1,601	1,600	269	1,605	18
Residential Real Estate	3,272	3,400	387	3,392	34
Consumer and Other	434	434	209	438	5

Total:
Agriculture and Agricultural Real Estate	$695	$702	$241	$825	$4
Commercial	895	964	525	952	11
Commercial Real Estate	11,898	12,702	763	12,427	119
Construction Real Estate	1,796	1,827	269	1,819	21
Residential Real Estate	7,510	7,884	387	7,839	89
Consumer and Other	450	450	209	455	5

	Recorded Investment as of December 31, 2015	Unpaid Principal Balance as of December 31, 2015	Related Allowance as of December 31, 2015	Average Recorded Investment for the Three Months Ended March 31, 2015	Interest Income Recognized in the Three Months Ended March 31, 2015

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$255	$3
Commercial	63	113	-	413	5
Commercial Real Estate	7,701	8,107	-	8,365	76
Construction Real Estate	200	233	-	339	3
Residential Real Estate	4,137	4,359	-	7,035	85
Consumer and Other	26	26	-	37	1

With an allowance recorded:
Agriculture and Agricultural Real Estate	882	885	240	662	9
Commercial	895	916	672	936	11
Commercial Real Estate	5,697	6,183	634	11,903	124
Construction Real Estate	1,609	1,609	277	1,833	21
Residential Real Estate	3,206	3,310	506	5,055	57
Consumer and Other	470	468	223	491	5

Total:
Agriculture and Agricultural Real Estate	$882	$885	$240	$917	$12
Commercial	958	1,029	672	1,349	16
Commercial Real Estate	13,398	14,290	634	20,268	200
Construction Real Estate	1,809	1,842	277	2,172	24
Residential Real Estate	7,343	7,669	506	12,090	142
Consumer and Other	496	494	223	528	6

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three month period ended March 31, 2016 and March 31, 2015 are as follows (000s omitted from dollar amounts):

	Three months ended March 31, 2016			Three months ended March 31, 2015
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	-	-	-	-	-	-
Commercial Real Estate	-	-	-	1	332	332
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	1	200	199	-	-	-
Consumer and Other	-	-	-	-	-	-
Total	1	$200	$199	1	$332	$332

The Bank considers TDRs that become past due under the modified terms as defaulted. There were no loans that became TDRs during the three month periods ended March 31, 2016 and March 31, 2015 that subsequently defaulted during the three month periods ended March 31, 2016 and March 31, 2015, respectively.

The Company has allocated $2,250,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at March 31, 2016. In addition, there were no commitments to lend additional amounts to borrowers that are classified as troubled debt restructurings as of March 31, 2016 and March 31, 2015.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of March 31, 2016 and December 31, 2015 (000s omitted):

	Held to Maturity March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of States and Political Subdivisions	$42,316	$1,501	$(105)	$43,712
Corporate Debt Securities	500	1	-	501
	$42,816	$1,502	$(105)	$44,213

	Available for Sale March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of U.S. Government Agencies	$343,147	$3,696	$(141)	$346,702
Mortgage Backed Securities issued by U.S. Government Agencies	99,549	586	(568)	99,567
Obligations of States and Political Subdivisions	17,160	293	(19)	17,434
Corporate Debt Securities	5,000	-	(62)	4,938
Equity Securities	2,044	113	-	2,157
	$466,900	$4,688	$(790)	$470,798

	Held to Maturity December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of States and Political Subdivisions	$40,782	$1,333	$(178)	$41,937
Corporate Debt Securities	500	-	-	500
	$41,282	$1,333	$(178)	$42,437

	Available for Sale December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of U.S. Government Agencies	$370,469	$1,647	$(3,055)	$369,061
Mortgage Backed Securities issued by U.S. Government Agencies	104,472	107	(1,327)	103,252
Obligations of States and Political Subdivisions	17,212	305	(48)	17,469
Corporate Debt Securities	5,000	-	(50)	4,950
Equity Securities	2,044	83	-	2,127
	$499,197	$2,142	$(4,480)	$496,859

The amortized cost and estimated market values of securities by contractual maturity as of March 31, 2016 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Contractual maturity in
1 year or less	$5,389	$5,399	$2,319	$2,319
After 1 year through five years	26,744	27,242	216,430	218,412
After 5 years through 10 years	8,672	9,380	143,183	144,847
After 10 years	2,011	2,192	3,375	3,496
Total	42,816	44,213	365,307	369,074
Mortgage Backed Securities	-	-	99,549	99,567
Securities with no stated maturity	-	-	2,044	2,157
Total	$42,816	$44,213	$466,900	$470,798

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015.

March 31, 2016

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$32,965	$132	$6,748	$9	$39,713	$141
Mortgage Backed Securities issued by U.S. Government Agencies	26,519	196	33,047	372	59,566	568
Obligations of States and Political Subdivisions	6,066	101	4,304	23	10,370	124
Corporate Debt Securities	4,938	62	-	-	4,938	62
	$70,488	$491	$44,099	$404	$114,587	$895

December 31, 2015

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$170,178	$2,367	$53,497	$688	$223,675	$3,055
Mortgage Backed Securities issued by U.S. Government Agencies	57,949	633	31,118	694	89,067	1,327
Obligations of States and Political Subdivisions	10,830	165	5,324	61	16,154	226
Corporate Debt Securities	4,950	50	-	-	4,950	50
	$243,907	$3,215	$89,939	$1,443	$333,846	$4,658

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at March 31, 2016. As of March 31, 2016 and December 31, 2015, there were 78 and 146 securities in an unrealized loss position, respectively.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, and the valuation techniques used by the Company to determine those fair values.

March 31, 2016	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Financial Assets:
Cash and due from banks	$103,460	$103,460	$-	$-	$103,460
Securities - Held to Maturity
Obligations of States and Political Subdivisions	42,316	-	3,798	39,914	43,712
Corporate Debt Securities	500	-	501	-	501

Securities - Available for Sale
Obligations of U.S. Government Agencies	346,702	-	346,702	-	346,702
MBS issued by U.S. Government Agencies	99,567	-	99,567	-	99,567
Obligations of States and Political Subdivisions	17,434	-	17,434	-	17,434
Corporate Debt Securities	4,938	-	4,938	-	4,938
Other Securities	2,157	2,157	-	-	2,157

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	646	-	-	660	660
Loans, net	607,430	-	-	614,498	614,498
Accrued Interest Receivable	4,725	-	-	4,725	4,725

Financial Liabilities:
Noninterest Bearing Deposits	259,140	259,140	-	-	259,140
Interest Bearings Deposits	903,593	-	905,332	-	905,332
Repurchase Agreements	15,000	-	15,114	-	15,114
Accrued Interest Payable	115	-	-	115	115

December 31, 2015	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Financial Assets:
Cash and due from banks	$85,050	$85,050	$-	$-	$85,050
Securities - Held to Maturity
Obligations of States and Political Subdivisions	40,782	-	3,805	38,132	41,937
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	369,061	-	369,061	-	369,061
MBS issued by U.S. Government Agencies	103,252	-	103,252	-	103,252
Obligations of States and Political Subdivisions	17,469	-	17,469	-	17,469
Corporate Debt Securities	4,950	-	4,950	-	4,950
Other Securities	2,127	2,127	-	-	2,127

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	1,477	-	-	1,508	1,508
Loans, net	606,412	-	-	613,397	613,397
Accrued Interest Receivable	4,170	-	-	4,170	4,170

Financial Liabilities:
Noninterest Bearing Deposits	253,795	253,795	-	-	253,795
Interest Bearings Deposits	911,598	-	913,410	-	913,410
Repurchase Agreements	15,000	-	15,253	-	15,253
Accrued Interest Payable	108	-	-	108	108

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

The Company did not have any Level 3 assets measured at fair value on a recurring basis as of March 31, 2016 or December 31, 2015. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

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

Assets measured at fair value on a nonrecurring basis are as follows (000s omitted):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$-	$-	$20,850
Other Real Estate Owned	$-	$-	$1,587

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$-	$-	$22,334
Other Real Estate Owned	$-	$-	$2,383

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	March 31, 2016	December 31, 2015
Commitments to extend credit:
Unused portion of commercial lines of credit	$72,880	$70,488
Unused portion of credit card lines of credit	4,412	4,396
Unused portion of home equity lines of credit	23,762	23,164
Standby letters of credit and financial guarantees written	1,555	1,555
All other off-balance sheet commitments	-	-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

MBT Financial Corp. (the “Company”) is a bank holding company with one commercial bank subsidiary, Monroe Bank & Trust (the “Bank”). The Bank operates 14 branch offices in Monroe County, Michigan and 6 branch offices in Wayne County, Michigan, and 1 loan and wealth management office in each Wayne County and Lenawee County, Michigan. The Bank closed 3 branch offices in Monroe County and 1 branch office in Wayne County in the first quarter of 2016. The Wayne County location where the retail branch was closed continues to serve as a loan and wealth management office.

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

The net profit of $2,997,000 for the quarter ended March 31, 2016 was an increase of $220,000 or 7.9% compared to the first quarter of 2015. The increase was the result of improvement in non-interest income and non-interest expense. These improvements exceeded the decreases in net interest income and the recovery of loan losses, resulting in increases in income before taxes and federal income tax expense. This quarter marked the nineteenth consecutive quarterly profit following significant losses caused by the severe economic downturn that impacted the regional and national economies beginning in 2006.

The national economic recovery is continuing slowly, and the recovery in southeast Michigan is relatively strong. Local unemployment rates continued to improve, with areas in our market better than the state and national averages. Commercial and residential development property values continue to improve, with some values reaching or exceeding their pre-recession levels. Our total classified assets, which include internal watch list loans, other real estate owned, and nonperforming and watch list investment securities, improved significantly during 2014 and 2015, and this trend of improvement is continuing into 2016. Classified assets went down $2.5 million, or 8.1% during the first quarter of 2016, and decreased $23.27 million or 45.0% compared to a year ago. The net charge offs for the quarter were only $59,000, or 0.04% of loans, annualized. This is a very good result, however, it is an increase compared to the first quarter of 2015 when we recorded a net recovery of $783,000 mainly due to a large recovery on one credit relationship. Due to improving loan quality metrics and lower charge offs, a reduction in our Allowance for Loan and Lease Losses (ALLL) was appropriate, and we recorded a $300,000 credit to the provision expense, reflecting an increase of $500,000 when compared to the negative provision of $800,000 recorded in the first quarter of 2015. The ALLL as a percent of loans decreased from 1.76% at the end of 2015 to 1.70%. We assess the adequacy of our ALLL each quarter, and adjust it as necessary by debiting or crediting the provision expense. The allowance includes $2.4 million of specific allocations on $23.2 million of loans evaluated for impairment and $8.1 million of general allocations on the remainder of the portfolio. The general allocation is based on the historical charge off experience of the previous 16 quarters. For the last several quarters, we have been replacing high charge off periods with low charge off periods in the calculation of our historical charge off rate, necessitating the negative provisions. If we continue to experience low charge off amounts like the $209,000 recorded this quarter, further negative provisions are likely to occur. However, significant growth in loans outstanding or deterioration of asset quality could require a provision expense.

Net Interest Income decreased $52,000, or 0.6% compared to the first quarter of 2015 even though the average earnings assets increased $50.9 million and the quarter was a day longer as the net interest margin decreased from 3.27% to 3.09%. The net interest margin decreased because the yield on earnings assets decreased more than the cost of interest bearing liabilities as interest rates remain at historically low levels. Non-interest income for the quarter increased $489,000, due to larger securities gains from bonds that were owned at discounts being called at par in the first quarter of 2016 than in the first quarter of 2015. Non-interest expenses decreased $336,000, as salaries, benefits, occupancy expenses, FDIC deposit insurance assessments, and insurance expenses decreased. These decreases were partially offset by increases in professional fees, ATM expenses, and other expenses that were related to some product changes and enhancements. We completed a branch efficiency initiative that began in the fourth quarter of 2015, which contributed to the decreases in salaries, benefits, and occupancy expenses.

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

Financial Condition

The regional economic recovery continued this quarter, with local unemployment and property values steadily improving since 2014. Management efforts are focused on improving asset quality, increasing net interest income, and improving non-interest income and expenses.

With respect to asset quality, our nonperforming assets (“NPAs”) decreased 8.0% during the quarter, from $29.9 million to $27.5 million, and total classified assets decreased 8.1% from $30.9 million to $28.4 million. Loan delinquencies decreased from 1.3% to 1.0% during the quarter. Over the last twelve months, NPAs decreased $12.5 million, or 31.2%, with nonperforming loans decreasing 26.2% from $35.1 million to $25.9 million, and Other Real Estate Owned (“OREO”) decreasing 67.1% from $4.9 million to $1.6 million. Total classified assets, which include internally classified watch list loans, other real estate, and watch list investment securities, decreased $23.2 million, or 45.0%. The Company’s Allowance for Loan and Lease Losses (“ALLL”) decreased $2.7 million over the last four quarters because of the improvement in the quality of the assets in the loan portfolio and a decrease in the historical loss rates. The ALLL is now 1.70% of loans, down from 2.13% at March 31, 2015. The ALLL is 40.65% of nonperforming loans (“NPLs”), compared to 39.55% at year end and 37.56% at March 31, 2015. In light of current economic conditions, we believe that this level of ALLL adequately estimates the potential losses in the loan portfolio.

Since December 31, 2015, total loans held for investment increased minimally as new loan activity was largely offset by payments received and other reductions in the period. Our pipeline of loans in process grew this quarter, and we expect new loan production to exceed run off, resulting in an increase in loans outstanding, in the next few quarters.

Since December 31, 2015, deposits decreased $2.7 million, other liabilities decreased $0.6 million and capital decreased $4.9 million, and as a result our total assets decreased $8.2 million, or 0.6%. The Company expects minimal deposit funding growth in the second quarter of 2016, as local municipalities that bank with us begin to distribute their property tax collections. The composition of deposits continues to change as customers move funds from maturing interest accounts to non interest bearing demand deposit accounts due to the low interest rate environment. The expected loan growth will be funded by reductions in our cash and investments. The decrease in total capital during the first quarter of 2016 was due to the payment of a special $0.50 per share dividend and the regular quarterly dividend of $0.03 per share. The total dividend payments of $12.1 million were offset by the profit of $3.0 million and the $4.1 million increase in the accumulated other comprehensive income (AOCI). AOCI increased mainly due to an increase in the value of our securities available for sale. Capital decreased at a higher rate than assets, causing the capital to assets ratio to decrease from 10.98% at December 31, 2015 to 10.68% at March 31, 2016.

Results of Operations – First Quarter 2016 vs. First Quarter 2015

Net Interest Income - A comparison of the income statements for the three months ended March 31, 2016 and 2015 shows a decrease of $52,000, or 0.6%, in Net Interest Income. Interest income on loans decreased $397,000 or 5.3% even though the average loans outstanding increased $4.0 million as the average yield on loans decreased from 4.89% to 4.56%. The loan yield decreased this quarter due to the continued low interest rates and a recovery of charged off interest in the first quarter of 2015, while average loans outstanding increased due to improving economic conditions and purchases of loan participations. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $219,000 even though the yield decreased from 1.97% to 1.95% because the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $46.9 million and the quarter was a day longer this year. The Company continues to maintain a very high liquidity position by keeping a large amount of funds in low yielding short term investments and deposits in the Federal Reserve Bank. The interest expense on deposits decreased $128,000 or 19.8% even though the average deposits increased $39.7 million because the average cost of deposits decreased from 0.23% to 0.18%. The average cost of deposits decreased because maturing time deposits are either resetting at lower rates or customers are moving the funds to non interest bearing demand deposit accounts due to the low interest rate environment. The interest expense on borrowed funds increased $2,000 as the average amount of borrowed funds was unchanged at $15.0 million and the cost of borrowed funds was unchanged at 4.65%, but the quarter was one day longer.

Provision for Loan Losses - The Provision for Loan Losses increased $500,000 compared to the first quarter of 2015 as a $300,000 credit to provision expense was recorded in the first quarter of 2016, compared to the $800,000 credit to provision expense recorded in the first quarter of 2015. We charged off $209,000 of principal while recovering $150,000 of previously charged off loans in the first quarter of 2016, for a net charge off total of $59,000, or 0.04% of loans, annualized. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to an improvement in portfolio risk indicators and a decrease in the historical charge off percentages, the amount of ALLL required at the end of the first quarter of 2016 decreased from $10,896,000 at December 31, 2015 to $10,537,000. Along with the $59,000 net charge off, this required us to record a credit to the provision expense. The allowance includes $2.4 million of specific allocations and $8.1 million of general allocations. The general allocation is based on the historical charge off experience of the previous 16 quarters. For the last several quarters, we have been replacing high charge off periods with low charge off periods in the calculation of our historical charge off rate, necessitating the negative provisions. If we continue to experience low charge offs, further negative provisions are likely to occur. However, significant growth in loans outstanding or deterioration of asset quality could require a provision expense.

Other Income – Non interest income increased $489,000, or 13.5% compared to the first quarter of 2015. Excluding gains and losses on securities and other real estate owned activity, non-interest income increased $198,000, or 5.4%. Wealth management income decreased $125,000 or 10.2% as the market value of assets managed decreased. Service charges and other fees on deposit accounts increased $114,000, or 12.8% as we added new features and benefits to our primary checking account product and instituted a monthly service fee. Debit card income increased $110,000, or 19.5% due to increased activity. Gains on securities transactions increased $84,000 due to large gains in the first quarter of 2016 that were the result of the bonds purchased at discounts being called at par. Due to the low interest rates, issuers continue to call and refinance their debt, and we expect to record a larger gain in the second quarter of 2016. Losses from other real estate activity improved $207,000 due to smaller losses and write downs of the carrying values properties in the first quarter of 2016 compared to the first quarter of 2015.

Other Expenses – Total non-interest expenses decreased $336,000, or 3.4% compared to the first quarter of 2015. Salaries and Employee Benefits decreased $256,000, or 4.4%, as the number of full time equivalent employees decreased from 355 to 288 due to various efforts to reduce staffing in 2015, culminating in an efficiency initiative in the fourth quarter that resulted in the closing of 4 branch offices and the reduction of 43 staff positions. Occupancy expense decreased $119,000, or 14.5% due to lower utilities and maintenance costs, resulting from the efficiency initiative and the mild winter weather. Professional fees increased $76,000 or 13.2% due to increased consulting and legal expenses. Electronic Funds Transfer and Automated Teller Machine related expenses increased $219,000 due to increased debit card use, the reissuance of all of our debit cards with EMV chip cards in the first quarter of 2016, and an incentive payment received in the first quarter of 2015. FDIC insurance assessments decreased $245,000 and other insurance decreased $108,000 as the termination of our informal agreement with the FDIC and Michigan Department of Insurance and Financial Services in 2015 resulted in decreases in the rates. Other expense increased $165,000, primarily due to an accrual of $150,000 for estimated costs related to an incorrect filing of IRS 1099 forms.

As a result of the above activity, the Profit Before Income Taxes in the first quarter of 2016 was $4,221,000, an increase of $273,000 compared to the pre-tax profit of $3,948,000 in the first quarter of 2015. The Company recorded a federal income tax expense of $1,224,000 in the first quarter of 2016, reflecting an effective tax rate of 29.0%, compared to the tax expense of $1,171,000 in the first quarter of 2015, which reflected an effective rate of 29.7%. The decrease in the effective tax rate was the result of the increase in the percentage of operating income that was from municipal investments and bank owned life insurance. The Net profit for the first quarter of 2016 was $2,997,000, an increase of 7.9% compared to the net profit of $2,777,000 in the first quarter of 2015.

Cash Flows

Cash flows provided by operating activities decreased $1,763,000 compared to the first quarter of 2015 even though the net income was $220,000 higher due to the increase in interest receivable and other assets. Cash flows from investing activities increased by $58.9 million from $27.5 million used in the first quarter of 2015 to $31.5 million provided in the first quarter of 2016 as more cash was provided by investment security maturities and redemptions and less was invested in securities in the first quarter of 2016 than in the first quarter of 2015. In addition, $7.8 million less cash was used for loan growth as the loan portfolio grew in the first quarter of 2015 due to participation activity. The amount of cash used for financing activities in the first quarter of 2016 was $14.7 million, mainly due to the $12.1 million paid in dividends on the common stock. In the first quarter of 2015, $23.5 million of cash was provided by deposit growth. In the first quarter of 2015, the cash provided by operations and investing activities exceeded the use of cash for financing activities, resulting in an increase of $18.4 million in cash and cash equivalents during the quarter. In the first quarter of 2015, the use of cash for investing activities was slightly more than the cash provided by operations and financing activities, and the amount of cash and cash equivalents decreased by $565,000 during the period. We expect cash flows from redemptions of callable investment securities to remain high in the second quarter of 2016, but we plan to use that cash and the cash provided by operations to fund loan growth and investment security purchases, resulting in a reduction in our cash and cash equivalents by the end of the year.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of March 31, 2016, the Bank was not utilizing any of its authorized limit of $255 million with the Federal Home Loan Bank of Indianapolis, or its $20 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, or its $25 million federal funds line with a correspondent bank. The Company periodically draws on its overdraft and fed funds lines to ensure that funding will be available if needed.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first quarter of 2016 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $142.4 million at March 31, 2016 and $147.3 million at December 31, 2015. Common stock increased $0.1 million due to the issuance of stock under compensation programs and for our Employee Stock Purchase Plan, retained earnings decreased $9.1 million as the year to date profit of $3.0 million was exceeded by the payment of $12.1 million in common stock dividends, and the Accumulated Other Comprehensive Income (AOCI) increased $4.1 million due to an increase in the value of our securities that are classified as Available For Sale. Total equity decreased $4.9 million while total assets decreased $8.2 million, so the ratio of equity to assets decreased from 10.98% at December 31, 2015 to 10.68% at March 31, 2016.

Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain Leverage and Tier 1 ratios of at least 4% and a Total Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Capital is at least 8% of Risk Weighted Assets, and the Leverage Capital Ratio is at least 5%. The Basel III capital requirements that began to be phased in the first quarter of 2015 increased the well capitalized requirement for the Tier 1 Capital as a percent of Risk Weighted Assets from 6% to 8%. Basel III also implemented the new Common Equity Tier 1 Capital to Risk Weighted Assets ratio, with a minimum of 6.5% required to be considered well capitalized.

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of March 31, 2016:
Total Capital to Risk-Weighted Assets
Consolidated	$145,379	18.74%	$77,557	10.0%
Monroe Bank & Trust	143,643	18.54%	77,477	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	135,594	17.48%	62,045	8.0%
Monroe Bank & Trust	133,870	17.28%	61,982	8.0%
Common Equity Tier 1 Capital to
Risk-Weighted Assets
Consolidated	135,594	17.48%	50,412	6.5%
Monroe Bank & Trust	133,870	17.28%	50,360	6.5%
Tier 1 Capital to Average Assets
Consolidated	135,594	10.17%	66,692	5.0%
Monroe Bank & Trust	133,870	10.04%	66,656	5.0%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Capital to Risk-Weighted Assets
Consolidated	$154,718	19.79%	$78,163	10.0%
Monroe Bank & Trust	153,026	19.59%	78,107	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	144,857	18.53%	62,531	8.0%
Monroe Bank & Trust	143,175	18.33%	62,485	8.0%
Common Equity Tier 1 Capital to
Risk-Weighted Assets
Consolidated	144,857	18.53%	50,806	6.5%
Monroe Bank & Trust	143,175	18.33%	50,769	6.5%
Tier 1 Capital to Average Assets
Consolidated	144,857	11.04%	65,625	5.0%
Monroe Bank & Trust	143,175	10.91%	65,602	5.0%

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank’s earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank’s market risk is monitored quarterly and it has not changed significantly since year-end 2015.

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first quarter of 2016, the Bank’s interest rate risk has remained within its policy limits.

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

The Bank’s interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2015.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

MBT Financial Corp. and its subsidiaries are not a party to, nor is any of their property the subject of any material legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Report on Form 10-K for the fiscal year ended December 31, 2015.

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

MBT Financial Corp.
(Registrant)

May 10, 2016	By:	/s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President &
Chief Executive Officer

May 10, 2016	By:	/s/ John L. Skibski
Date	John L. Skibski
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document