Form 10-Q
period 2016-06-30
MBT FINANCIAL CORP
filed 2016-08-09
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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

As of August 9, 2016, there were 22,732,586 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

Dollars in thousands	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$15,529	$14,996
Interest bearing	102,839	70,054
Total cash and cash equivalents	118,368	85,050

Securities - Held to Maturity	39,314	41,282
Securities - Available for Sale	429,057	496,859
Federal Home Loan Bank stock - at cost	4,148	4,148

Loans held for sale	919	1,477

Loans	638,280	617,308
Allowance for Loan Losses	(9,903)	(10,896)
Loans - Net	628,377	606,412

Accrued interest receivable and other assets	20,106	23,365
Other Real Estate Owned	1,808	2,383
Bank Owned Life Insurance	53,707	53,093
Premises and Equipment - Net	27,611	28,244
Total assets	$1,323,415	$1,342,313

LIABILITIES
Deposits:
Non-interest bearing	$270,391	$253,795
Interest-bearing	893,027	911,598
Total deposits	1,163,418	1,165,393

Repurchase agreements	-	15,000
Interest payable and other liabilities	14,374	14,579
Total liabilities	1,177,792	1,194,972

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 shares authorized, 22,728,558 and 22,790,707 shares issued and outstanding)	22,315	23,492
Retained earnings	120,633	126,214
Unearned compensation	(35)	(13)
Accumulated other comprehensive income (loss)	2,710	(2,352)
Total stockholders' equity	145,623	147,341
Total liabilities and stockholders' equity	$1,323,415	$1,342,313

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2016	2015	2016	2015
Interest Income
Interest and fees on loans	$7,179	$7,154	$14,214	$14,586
Interest on investment securities-
Tax-exempt	303	273	608	548
Taxable	2,218	2,436	4,744	4,864
Interest on balances due from banks	162	14	279	40
Total interest income	9,862	9,877	19,845	20,038

Interest Expense
Interest on deposits	486	619	1,003	1,264
Interest on borrowed funds	132	177	308	351
Total interest expense	618	796	1,311	1,615

Net Interest Income	9,244	9,081	18,534	18,423
Provision For (Recovery Of) Loan Losses	(200)	-	(500)	(800)

Net Interest Income After
Provision For Loan Losses	9,444	9,081	19,034	19,223

Other Income
Income from wealth management services	1,105	1,191	2,202	2,413
Service charges and other fees	1,016	1,030	2,024	1,924
Debit card income	735	591	1,409	1,155
Net gain on sales and redemptions of securities available for sale	1,752	22	2,072	258
Net loss on sales of Other Real Estate Owned	(1)	(21)	(57)	(284)
Origination fees on mortgage loans sold	136	137	266	266
Bank owned life insurance income	362	362	717	633
Other	450	493	1,036	1,065
Total other income	5,555	3,805	9,669	7,430

Other Expenses
Salaries and employee benefits	5,399	5,750	11,017	11,624
Occupancy expense	633	606	1,334	1,426
Equipment expense	726	790	1,410	1,524
Marketing expense	286	308	545	554
Professional fees	556	550	1,208	1,126
EFT/ATM Expense	237	118	546	208
Other Real Estate Owned expenses	30	179	94	305
FDIC Deposit Insurance Assessment	191	429	360	843
Bonding and other insurance expense	214	227	336	457
Telephone expense	91	109	217	204
Other	509	664	1,288	1,278
Total other expenses	8,872	9,730	18,355	19,549

Income Before Income Taxes	6,127	3,156	10,348	7,104
Income Tax Expense	1,888	871	3,112	2,042
Net Income	$4,239	$2,285	$7,236	$5,062

Other Comprehensive Income - Net of Tax
Unrealized gains (losses) on securities	2,049	(3,760)	6,376	(819)
Reclassification adjustment for gains included in net income	(1,156)	(15)	(1,367)	(171)
Postretirement benefit liability	26	26	53	53
Total Other Comprehensive Income (Loss) - Net of Tax	919	(3,749)	5,062	(937)

Comprehensive Income (Loss)	$5,158	$(1,464)	$12,298	$4,125

Basic Earnings Per Common Share	$0.19	$0.10	$0.32	$0.22

Diluted Earnings Per Common Share	$0.18	$0.10	$0.31	$0.22

Dividends Declared Per Share of Common Stock	$0.03	$-	$0.56	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

Dollars in thousands	Common Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance - January 1, 2016	$23,492	$126,214	(13)	$(2,352)	$147,341

Repurchase of Common Stock (192,080 shares)	(1,414)	-	-	-	(1,414)

Issuance of Common Stock
SOSARs exercised (105,303 shares)	75	-	-	-	75
Restricted stock awards (5,000 shares)	41	-	(41)	-	-
Other stock issued (19,628 shares)	156	-	-	-	156

Equity Compensation	(35)	-	19	-	(16)

Dividends declared ($0.56 per share)	-	(12,817)	-	.	(12,817)

Net income	-	7,236	-	-	7,236
Other comprehensive income - net of tax	-	-	-	5,062	5,062

Balance - June 30, 2016	$22,315	$120,633	(35)	$2,710	$145,623

Dollars in thousands	Common Stock	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance - January 1, 2015	$23,037	$114,132	$-	(2,633)	$134,536

Issuance of Common Stock
SOSARs exercised (8,301 shares)	-	-	-	-	-
Restricted stock awards (6,000 shares)	35	-	(35)	-	-
Other stock issued (9,520 shares)	53	-	-	-	53

Equity Compensation	145	-	5	-	150

Net income	-	5,062	-	-	5,062
Other comprehensive income - net of tax	-	-	-	(937)	(937)

Balance - June 30, 2015	$23,270	$119,194	$(30)	(3,570)	$138,864

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
Dollars in thousands	2016	2015
Cash Flows from Operating Activities
Net Income	$7,236	$5,062
Adjustments to reconcile net income to net cash from operating activities
Recovery of loan losses	(500)	(800)
Depreciation	797	792
Decrease in deferred taxes	1,891	1,711
Net amortization of investment premium and discount	707	651
Writedowns of Other Real Estate Owned	69	369
Net decrease in interest payable and other liabilities	(125)	(270)
Net increase in interest receivable and other assets	(763)	(324)
Equity based compensation expense	59	150
Net gain on sale/settlement of securities	(2,072)	(258)
Increase in cash surrender value of life insurance	(614)	(548)
Net cash provided by operating activities	$6,685	$6,535

Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	$6,182	$6,005
Proceeds from maturities and redemptions of investment securities available for sale	240,900	84,584
Proceeds from sales of investment securities available for sale	-	16,672
Net increase in loans	(21,338)	(13,715)
Proceeds from sales of other real estate owned	918	1,412
Proceeds from sales of other assets	171	75
Purchase of investment securities held to maturity	(4,259)	(8,707)
Purchase of investment securities available for sale	(164,098)	(130,248)
Purchase of bank premises and equipment	(793)	(684)
Net cash provided by (used for) investing activities	$57,683	$(44,606)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$(1,975)	$9,469
Repayment of repurchase agreements	(15,000)	-
Proceeds from issuance of common stock	156	53
Repurchase of common stock	(1,414)	-
Dividends paid	(12,817)	-
Net cash provided by (used for) financing activities	$(31,050)	$9,522

Net Increase (Decrease) in Cash and Cash Equivalents	$33,318	$(28,549)

Cash and Cash Equivalents at Beginning of Period	85,050	52,122
Cash and Cash Equivalents at End of Period	$118,368	$23,573

Supplemental Cash Flow Information
Cash paid for interest	$1,359	$1,629
Cash paid for federal income taxes	$1,220	$331

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$397	$40
Transfer of loans to other assets	$34	$54

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

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.

ASU 2016-13 requires an entity measure expected credit losses for financial assets over the estimated lifetime of expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard includes the following core concepts in determining the expected credit loss estimate: (a) be based on an asset’s amortized cost (including premiums or discounts, net deferred fees and costs, foreign exchange and fair value hedge accounting adjustments), (b) reflect losses expected over the remaining contractual life of an asset (considering the effect of voluntary prepayments), (c) consider available relevant information about the estimated collectability of cash flows (including information about past events, current conditions, and reasonable and supportable forecasts), and (d) reflect the risk of loss, even when that risk is remote.

ASU 2016-13 also amends the recording of purchased credit-deteriorated assets. Under the new guidance, an allowance will be recognized at acquisition through a gross-up approach whereby an entity will record as the initial amortized cost the sum of (a) the purchase price and (b) an estimate of credit losses as of the date of acquisition. In addition, the guidance also requires immediate recognition in earnings any subsequent changes, both favorable and unfavorable, in expected cash flows by adjusting this allowance.

ASU 2016-13 amends the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Management may not use the length of time a security has been in an unrealized loss position as a factor in concluding whether a credit loss exists, as is currently permitted. In addition, an entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required. As a result, entities will recognize improvements to credit losses on available-for-sale debt securities immediately in earnings rather than as interest income over time under current practice.

New disclosures required by ASU 2016-13 include: (a) for financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes, (b) for financial receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination or vintage for as many as five annual periods, and (c) for available-for-sale debt securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.

Upon adoption of ASU 2016-13, a cumulative-effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. The Corporation is currently evaluating the provisions of ASU 2016-13 to determine the potential impact on the Corporation's consolidated financial condition and results of operations.

2. EARNINGS PER SHARE

The calculations of earnings per common share are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Basic
Net income	$4,239,000	$2,285,000	$7,236,000	$5,062,000
Average common shares outstanding	22,884,350	22,733,739	22,869,453	22,727,825
Earnings per common share - basic	$0.19	$0.10	$0.32	$0.22

Diluted
Net income	$4,239,000	$2,285,000	$7,236,000	$5,062,000
Average common shares outstanding	22,884,350	22,733,739	22,869,453	22,727,825
Equity compensation	165,368	197,805	160,385	190,172
Average common shares outstanding - diluted	23,049,718	22,931,544	23,029,838	22,917,997
Earnings per common share - diluted	$0.18	$0.10	$0.31	$0.22

3. STOCK BASED COMPENSATION

Stock Only Stock Appreciation Rights (SOSARs) - On February 25, 2016, 105,500 Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. The SOSARs have a term of ten years and vest in three equal annual installments beginning on December 31, 2016. The fair value of $3.08 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 41.21%, a risk free interest rate of 1.47% and dividend yield of 1.50%. The fair value of the Company’s common stock was $8.26 on the grant date.

SOSARs granted under the plan are structured as fixed grants with the base price equal to the market value of the underlying stock on the date of the grant.

The following table summarizes the SOSARs that have been granted:

	SOSARs	Weighted Average Base Price
SOSARs Outstanding, January 1, 2016	609,275	$4.02
Granted	105,500	8.26
Exercised	(197,723)	2.65
Forfeited	(4,503)	4.93
Expired	-	-
SOSARs Outstanding, June 30, 2016	512,549	$5.41
SOSARs Exercisable, June 30, 2016	227,633	$3.30

The exercise of a SOSAR results in the issuance of a number of shares of common stock of the Company based on the appreciation of the market price of the stock over the base price of the SOSAR. The market value of the Company’s common stock on June 30, 2016 was $8.00. The value of the exercisable SOSARs that are in-the-money as of June 30, 2016 was $1,100,000, and exercise of those SOSARs on that date would have resulted in the issuance of 133,734 shares of common stock. The plan allows participants to elect to withhold shares from the exercise of SOSARs to cover their tax liability. This may affect the number of shares issued and the value of the common stock account on the balance sheet and the statement of changes in equity.

Restricted Stock Unit Awards – On February 25, 2016, 35,000 performance restricted stock units were awarded to certain key executive officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. Each Restricted Stock Unit (RSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a two year performance period that ends on December 31, 2017 if the defined performance targets are achieved. Earned RSUs vest on December 15, 2018 and as of June 30, 2016 none of the RSUs were vested.

Restricted Stock Awards – On February 25, 2016, 5,000 restricted shares were awarded to certain non-executive members of the board of directors in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. The restricted shares vest on December 31, 2016. The expense for the restricted stock is based on the grant date value of $8.26 and is recognized over the vesting period. The unrecognized cost related to the non-vested restricted stock awards was $28,000 as of June 30, 2016.

The total expense for equity based compensation was $162,000 in the second quarter of 2016 and $94,000 in the second quarter of 2015. The total expense for equity based compensation was $276,000 in the first six months of 2016 and $177,000 in the first six months of 2015.

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

Loans consist of the following (000s omitted):

	June 30, 2016	December 31, 2015
Residential real estate loans	$215,236	$213,989
Commercial and Construction real estate loans	264,126	259,139
Agriculture and agricultural real estate loans	21,164	19,243
Commercial and industrial loans	86,726	84,438
Loans to individuals for household, family, and other personal expenditures	51,028	40,499
Total loans, gross	$638,280	$617,308
Less: Allowance for loan losses	9,903	10,896
Net Loans	$628,377	$606,412

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

The following table summarizes nonperforming assets (000s omitted):

	June30, 2016	December 31, 2015
Nonaccrual loans	$7,522	$8,633
Loans 90 days past due and accruing	41	4
Restructured loans	16,701	18,910
Total nonperforming loans	$24,264	$27,547

Other real estate owned	1,808	2,383
Other assets	10	-
Total nonperforming assets	$26,082	$29,930

Nonperforming assets to total assets	1.97%	2.23%
Allowance for loan losses to nonperforming loans	40.81%	39.55%

5. ALLOWANCE FOR LOAN LOSSES

The Company separates its loan portfolio into segments to perform the calculation and analysis of the allowance for loan losses. The six segments analyzed are Agriculture and Agricultural Real Estate, Commercial, Commercial Real Estate, Construction Real Estate, Residential Real Estate, and Consumer and Other. The Agriculture and Agricultural Real Estate segment includes all loans to finance agricultural production and all loans secured by agricultural real estate. This segment does not include loans to finance agriculture that are secured by residential real estate, which are included in the Residential Real Estate segment. The Commercial segment includes loans to finance commercial and industrial businesses that are not secured by real estate. The Commercial Real Estate segment includes loans secured by non-farm, non-residential real estate. The Construction Real Estate segment includes loans to finance construction and land development. This includes residential and commercial construction and land development. The Residential Real Estate segment includes all loans, other than construction loans, that are secured by single family and multi family residential real estate properties. The Consumer and Other segment includes all loans not included in any other segment. These are primarily loans to consumers for household, family, and other personal expenditures. The majority of this segment is student loans, and it also includes loans for autos, boats, and recreational vehicles.

Activity in the allowance for loan losses during the three and six months ended June 30, 2016 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended June 30, 2016
Beginning Balance	$487	$1,597	$5,018	$475	$1,920	$1,040	$10,537
Charge-offs	(221)	(12)	(296)	-	(65)	(24)	(618)
Recoveries	-	44	46	14	45	35	184
Provision	(66)	(103)	(298)	(29)	(109)	405	(200)
Ending balance	$200	$1,526	$4,470	$460	$1,791	$1,456	$9,903

Allowance for loan losses: For the six months ended June 30, 2016
Beginning Balance	$389	$2,279	$4,350	$420	$2,235	$1,223	$10,896
Charge-offs	(221)	(12)	(352)	-	(156)	(86)	(827)
Recoveries	-	77	69	27	103	58	334
Provision	32	(818)	403	13	(391)	261	(500)
Ending balance	$200	$1,526	$4,470	$460	$1,791	$1,456	$9,903

Allowance for loan losses as of June 30, 2016
Ending balance individually evaluated for impairment	$1	$468	$447	$262	$309	$188	$1,675
Ending balance collectively evaluated for impairment	199	1,058	4,023	198	1,482	1,268	8,228
Ending balance	$200	$1,526	$4,470	$460	$1,791	$1,456	$9,903

Loans as of June 30, 2016
Ending balance individually evaluated for impairment	$1,366	$823	$10,805	$1,779	$7,212	$496	$22,481
Ending balance collectively evaluated for impairment	19,798	85,903	236,551	14,991	208,024	50,532	615,799
Ending balance	$21,164	$86,726	$247,356	$16,770	$215,236	$51,028	$638,280

Activity in the allowance for loan losses during the three and six months ended June 30, 2015 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended June 30, 2015
Beginning Balance	$255	$1,380	$5,678	$810	$3,073	$1,995	$13,191
Charge-offs	(75)	(58)	(120)	-	(57)	(97)	(407)
Recoveries	3	97	21	12	133	29	295
Provision	242	62	(142)	(199)	(79)	116	-
Ending balance	$425	$1,481	$5,437	$623	$3,070	$2,043	$13,079

Allowance for loan losses: For the six months ended June 30, 2015
Beginning Balance	$216	$1,361	$6,179	$803	$3,226	$1,423	$13,208
Charge-offs	(75)	(164)	(120)	-	(253)	(117)	(729)
Recoveries	10	171	182	621	356	60	1,400
Provision	274	113	(804)	(801)	(259)	677	(800)
Ending balance	$425	$1,481	$5,437	$623	$3,070	$2,043	$13,079

Allowance for loan losses as of June 30, 2015
Ending balance individually evaluated for impairment	$80	$473	$913	$478	$630	$208	$2,782
Ending balance collectively evaluated for impairment	345	1,008	4,524	145	2,440	1,835	10,297
Ending balance	$425	$1,481	$5,437	$623	$3,070	$2,043	$13,079

Loans as of June 30, 2015
Ending balance individually evaluated for impairment	$892	$1,276	$16,827	$1,819	$12,117	$514	$33,445
Ending balance collectively evaluated for impairment	18,084	82,349	233,178	11,344	205,421	39,749	590,125
Ending balance	$18,976	$83,625	$250,005	$13,163	$217,538	$40,263	$623,570

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

The Company utilizes an internal loan grading system to assign a risk grade to all commercial loans, all renegotiated loans, and each commercial credit relationship. Grades 10 through 45 are considered “pass” credits and grades 50 through 65 are considered “watch” credits and are subject to greater scrutiny. Loans with grades 70 through 95 and considered “doubtful” or “loss” and have generally been charged off. A description of the general characteristics of each grade is as follows:

•

Grade 10– Excellent – Loans secured by marketable collateral, with adequate margin, or supported by strong financial statements, including substantial levels of tangible net worth. Probability of serious financial deterioration is unlikely. Possess a sound repayment source and a secondary source. This classification will also include individual loans backed by liquid personal assets, established history and unquestionable character. High liquidity, minimum risk, strong ratios, and low handling costs are common to these loans.

•

Grade 20– Above Average – Loans that exhibit less than average risk and clearly demonstrate debt service coverage that is consistently above average as well as a strong capital base. These loans may have some deficiency or vulnerability, but with offsetting features and are considered to be fully collectable.

•

Grade 30– Satisfactory – Loans that have an acceptable amount of risk but may exhibit vulnerability to deterioration if adverse circumstances are encountered. These loans should demonstrate adequate debt service coverage and adequate levels of capital support but warrant periodic monitoring to ensure that weaknesses do not materialize or advance.

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

•

Grade 60– Substandard – Loans that exhibit one or more of the following characteristics: (1) a defined credit weakness, financial deterioration is underway, and uncertainty about the likelihood that the loan will be paid from the primary source of repayment; (2) inadequately protected by the current net worth and paying capacity of the obligor; (3) reliance on secondary source of repayment such as collateral liquidation or guarantees; (4) distinct possibility the Bank will sustain loss if deficiencies are not corrected; (5) unusual courses of action are needed to maintain a high probability of repayment; (6) insufficient cash flow to repay principal but continuing to pay interest; (7) the Bank is subordinated or unsecured due to flaws in documentation; (8) loans are restructured or are on nonaccrual status due to concessions to the borrower when compared to normal loan terms; (9) the Bank is contemplating foreclosure or legal action due to the apparent deterioration in the loan; or (10) there is deterioration in the market conditions and the borrower is highly vulnerable to these conditions.

•

Grade 70– Doubtful – Loans that exhibit one or more of the following characteristics: (1) loans with all the weaknesses of Substandard loans and collection or liquidation is not probable to result in payment in full; (2) the primary source of repayment is gone and there is considerable doubt as to the quality of the secondary source of repayment; or (3) the possibility of loss is high, but certain important pending factors may strengthen the loan and loss classification is deferred.

•	Grades 80 and 90 - Loss – Loans are considered uncollectible and of such little value that continuing to carry them on the Bank’s financial statements is not feasible.

The assessment of compensating factors may result in a rating plus or minus one grade from those listed above. These factors include, but are not limited to collateral, guarantors, environmental conditions, history, plan/projection reasonableness, quality of information, and payment delinquency.

The portfolio segments in each credit risk grade as of June 30, 2016 are as follows (000s omitted):

Credit Quality Indicators as of June 30, 2016

Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$55	$1,403	$245	$7,834	$133,729	$43,667	$186,933
10	-	5,350	-	-	-	-	5,350
20	551	337	488	-	-	146	1,522
30	609	11,770	9,525	-	228	-	22,132
40	14,786	61,020	186,572	4,956	65,994	7,042	340,370
45	2,301	2,584	11,541	1,453	4,064	-	21,943
50	1,315	2,573	21,143	2,182	3,889	15	31,117
55	180	243	4,094	-	31	-	4,548
60	1,367	1,446	13,748	345	7,301	158	24,365
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$21,164	$86,726	$247,356	$16,770	$215,236	$51,028	$638,280

Performing	$20,340	$85,744	$235,130	$14,902	$207,502	$50,398	$614,016
Nonperforming	824	982	12,226	1,868	7,734	630	24,264
Total	$21,164	$86,726	$247,356	$16,770	$215,236	$51,028	$638,280

The portfolio segments in each credit risk grade as of December 31, 2015 are as follows (000s omitted):

Credit Quality Indicators as of December 31, 2015

Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$102	$2,173	$310	$6,789	$136,049	$32,461	$177,884
10	-	2,717	-	-	60	-	2,777
20	306	359	533	-	-	366	1,564
30	432	17,024	7,620	-	373	-	25,449
40	14,413	55,204	184,504	6,548	62,347	7,453	330,469
45	840	1,094	6,506	74	2,957	-	11,471
50	1,340	3,428	23,678	2,163	3,948	18	34,575
55	929	-	3,700	-	-	-	4,629
60	881	2,439	16,369	345	8,255	201	28,490
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$19,243	$84,438	$243,220	$15,919	$213,989	$40,499	$617,308

Performing	$18,362	$83,372	$228,624	$14,104	$205,430	$39,869	$589,761
Nonperforming	881	1,066	14,596	1,815	8,559	630	27,547
Total	$19,243	$84,438	$243,220	$15,919	$213,989	$40,499	$617,308

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of June 30, 2016 and December 31, 2015 (000s omitted):

June 30, 2016	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$-	$-	$213	$213	$20,951	$21,164	$-
Commercial	39	1	69	109	86,617	86,726	41
Commercial Real Estate	696	323	1,613	2,632	244,724	247,356	-
Construction Real Estate	-	242	-	242	16,528	16,770	-
Residential Real Estate	1,581	543	909	3,033	212,203	215,236	-
Consumer and Other	140	1	59	200	50,828	51,028	-
Total	$2,456	$1,110	$2,863	$6,429	$631,851	$638,280	$41

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$136	$213	$44	$393	$18,850	$19,243	$-
Commercial	10	75	76	161	84,277	84,438	4
Commercial Real Estate	2,194	230	2,123	4,547	238,673	243,220	-
Construction Real Estate	-	-	-	-	15,919	15,919	-
Residential Real Estate	2,252	227	464	2,943	211,046	213,989	-
Consumer and Other	130	81	52	263	40,236	40,499	-
Total	$4,722	$826	$2,759	$8,307	$609,001	$617,308	$4

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

The following is a summary of non-accrual loans as of June 30, 2016 and December 31, 2015 (000s omitted):

	June 30, 2016	December 31, 2015
Agriculture and Agricultural Real Estate	$213	$565
Commercial	159	148
Commercial Real Estate	4,286	4,823
Construction Real Estate	124	46
Residential Real Estate	2,606	2,915
Consumer and Other	134	136
Total	$7,522	$8,633

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of June 30, 2016 and 2015 (000s omitted):

June 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended	Average Recorded Investment for the Six Months Ended	Interest Income Recognized in the Six Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$1,017	$1,216	$-	$1,026	$10	$1,028	$25
Commercial	142	192	-	146	3	148	5
Commercial Real Estate	6,970	7,555	-	7,217	70	7,255	133
Construction Real Estate	107	139	-	127	2	130	4
Residential Real Estate	4,022	4,367	-	4,292	47	4,335	98
Consumer and Other	33	33	-	34	1	35	1

With an allowance recorded:
Agriculture and Agricultural Real Estate	349	379	1	352	3	417	3
Commercial	681	756	468	726	8	754	17
Commercial Real Estate	3,835	4,100	447	4,140	44	4,272	98
Construction Real Estate	1,672	1,671	262	1,676	19	1,681	38
Residential Real Estate	3,190	3,238	309	3,269	26	3,292	63
Consumer and Other	463	485	188	467	6	471	11

Total:
Agriculture and Agricultural Real Estate	$1,366	$1,595	$1	$1,378	$13	$1,445	$28
Commercial	823	948	468	872	11	902	22
Commercial Real Estate	10,805	11,655	447	11,357	114	11,527	231
Construction Real Estate	1,779	1,810	262	1,803	21	1,811	42
Residential Real Estate	7,212	7,605	309	7,561	73	7,627	161
Consumer and Other	496	518	188	501	7	506	12

	Recorded Investment as of December 31, 2015	Unpaid Principal Balance as of December 31, 2015	Related Allowance as of December 31, 2015	Average Recorded Investment for the Three Months Ended June 30, 2015	Interest Income Recognized in the Three Months Ended June 30, 2015	Average Recorded Investment for the Six Months Ended June 30, 2015	Interest Income Recognized in the Six Months Ended June 30, 2015

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$-	$-	$-
Commercial	63	113	-	170	3	174	6
Commercial Real Estate	7,701	8,107	-	8,380	83	8,430	175
Construction Real Estate	200	233	-	211	1	247	3
Residential Real Estate	4,137	4,359	-	7,782	93	7,830	187
Consumer and Other	26	26	-	35	1	36	1

With an allowance recorded:
Agriculture and Agricultural Real Estate	882	885	240	904	12	911	24
Commercial	895	916	672	1,199	15	1,227	28
Commercial Real Estate	5,697	6,183	634	10,843	105	10,900	207
Construction Real Estate	1,609	1,609	277	1,823	21	1,828	42
Residential Real Estate	3,206	3,310	506	4,985	45	4,988	97
Consumer and Other	470	468	223	483	5	487	11

Total:
Agriculture and Agricultural Real Estate	$882	$885	$240	$904	$12	$911	$24
Commercial	958	1,029	672	1,369	18	1,401	34
Commercial Real Estate	13,398	14,290	634	19,223	188	19,330	382
Construction Real Estate	1,809	1,842	277	2,034	22	2,075	45
Residential Real Estate	7,343	7,669	506	12,767	138	12,818	284
Consumer and Other	496	494	223	518	6	523	12

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three and six month periods ended June 30, 2016 and June 30, 2015 are as follows (000s omitted from dollar amounts):

	Three months ended June 30, 2016			Six months ended June 30, 2016
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	1	$362	$362	1	$362	$362
Commercial	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	6	251	250	7	451	447
Consumer and Other	1	57	57	1	57	57
Total	8	$670	$669	9	$870	$866

	Three months ended June 30, 2015			Six months ended June 30, 2015
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	1	66	64	1	66	64
Commercial Real Estate	2	352	304	3	684	636
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	7	581	533	7	581	533
Consumer and Other	-	-	-	-	-	-
Total	10	$999	$901	11	$1,331	$1,233

The Bank considers TDRs that become past due under the modified terms as defaulted. There were no loans that became TDRs during the six month periods ended June 30, 2016 and June 30, 2015 that subsequently defaulted during the six month periods ended June 30, 2016 and June 30, 2015, respectively.

The Company has allocated $1,644,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at June 30, 2016. In addition, there were no commitments to lend additional amounts to borrowers that are classified as troubled debt restructurings as of June 30, 2016 and June 30, 2015.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of June 30, 2016 and December 31, 2015 (000s omitted):

	Held to Maturity June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of States and Political
Subdivisions	$38,814	$2,130	$(6)	$40,938
Corporate Debt Securities	500	6	-	506
	$39,314	$2,136	$(6)	$41,444

	Available for Sale June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of U.S. Government Agencies	$219,964	$4,165	$-	$224,129
Mortgage Backed Securities issued by U.S. Government Agencies	127,862	932	(423)	128,371
Obligations of States and Political Subdivisions	20,651	329	(2)	20,978
Other Debt Securities	53,285	229	(107)	53,407
Equity Securities	2,044	128	-	2,172
	$423,806	$5,783	$(532)	$429,057

	Held to Maturity December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of States and Political
Subdivisions	$40,782	$1,333	$(178)	$41,937
Corporate Debt Securities	500	-	-	500
	$41,282	$1,333	$(178)	$42,437

	Available for Sale December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of U.S. Government Agencies	$370,469	$1,647	$(3,055)	$369,061
Mortgage Backed Securities issued by U.S. Government Agencies	104,472	107	(1,327)	103,252
Obligations of States and Political Subdivisions	17,212	305	(48)	17,469
Corporate Debt Securities	5,000	-	(50)	4,950
Equity Securities	2,044	83	-	2,127
	$499,197	$2,142	$(4,480)	$496,859

The amortized cost and estimated market values of securities by contractual maturity as of June 30, 2016 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Contractual maturity in
1 year or less	$5,937	$5,977	$3,586	$3,593
After 1 year through five years	21,973	22,616	117,682	119,348
After 5 years through 10 years	9,342	10,428	153,808	156,785
After 10 years	2,062	2,423	18,824	18,788
Total	39,314	41,444	293,900	298,514
Mortgage Backed Securities	-	-	127,862	128,371
Securities with no stated maturity	-	-	2,044	2,172
Total	$39,314	$41,444	$423,806	$429,057

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015.

June 30, 2016

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$-	$-	$-	$-	$-	$-
Mortgage Backed Securities issued by U.S. Government Agencies	19,661	132	31,335	291	50,996	423
Obligations of States and Political Subdivisions	3,354	6	1,806	2	5,160	8
Corporate Debt Securities	29,705	107	-	-	29,705	107
	$52,720	$245	$33,141	$293	$85,861	$538

December 31, 2015

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$170,178	$2,367	$53,497	$688	$223,675	$3,055
Mortgage Backed Securities issued by U.S. Government Agencies	57,949	633	31,118	694	89,067	1,327
Obligations of States and Political Subdivisions	10,830	165	5,324	61	16,154	226
Corporate Debt Securities	4,950	50	-	-	4,950	50
	$243,907	$3,215	$89,939	$1,443	$333,846	$4,658

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at June 30, 2016. As of June 30, 2016 and December 31, 2015, there were 41 and 146 securities in an unrealized loss position, respectively.

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

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Company’s borrowed funds and investments in U.S. government agency securities, government sponsored mortgage backed securities, corporate debt securities, bank certificates of deposit, and obligations of states and political subdivisions are generally classified in Level 2 of the fair value hierarchy. Fair values for these instruments are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Private equity investments and certain municipal debt obligations are classified within Level 3 of the fair value hierarchy. Fair values are initially valued based on transaction price and are adjusted to reflect exit values.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, and the valuation techniques used by the Company to determine those fair values.

June 30, 2016	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Financial Assets:
Cash and due from banks	$118,368	$99,172	$19,403	$-	$118,575
Securities - Held to Maturity
Obligations of States and Political Subdivisions	38,814	-	3,489	37,449	40,938
Corporate Debt Securities	500	-	506	-	506

Securities - Available for Sale
Obligations of U.S. Government Agencies	224,129	-	224,129	-	224,129
MBS issued by U.S. Government Agencies	128,371	-	128,371	-	128,371
Obligations of States and Political Subdivisions	20,978	-	20,978	-	20,978
Other Debt Securities	53,407	-	53,407	-	53,407
Other Securities	2,172	2,172	-	-	2,172

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	919	-	-	938	938
Loans, net	628,377	-	-	634,776	634,776
Accrued Interest Receivable	3,902	-	-	3,902	3,902

Financial Liabilities:
Noninterest Bearing Deposits	270,391	270,391	-	-	270,391
Interest Bearings Deposits	893,027	-	894,696	-	894,696
Accrued Interest Payable	61	-	-	61	61

December 31, 2015	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Financial Assets:
Cash and due from banks	$85,050	$85,050	$-	$-	$85,050
Securities - Held to Maturity
Obligations of States and Political Subdivisions	40,782	-	3,805	38,132	41,937
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	369,061	-	369,061	-	369,061
MBS issued by U.S. Government Agencies	103,252	-	103,252	-	103,252
Obligations of States and Political Subdivisions	17,469	-	17,469	-	17,469
Corporate Debt Securities	4,950	-	4,950	-	4,950
Other Securities	2,127	2,127	-	-	2,127

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	1,477	-	-	1,508	1,508
Loans, net	606,412	-	-	613,397	613,397
Accrued Interest Receivable	4,170	-	-	4,170	4,170

Financial Liabilities:
Noninterest Bearing Deposits	253,795	253,795	-	-	253,795
Interest Bearings Deposits	911,598	-	913,410	-	913,410
Repurchase Agreements	15,000	-	15,253	-	15,253
Accrued Interest Payable	108	-	-	108	108

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

The Company did not have any Level 3 assets measured at fair value on a recurring basis as of June 30, 2016 or December 31, 2015. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

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

Assets measured at fair value on a nonrecurring basis are as follows (000s omitted):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Impaired loans	$-	$-	$20,806
Other Real Estate Owned	$-	$-	$1,808

December 31, 2015
Impaired loans	$-	$-	$22,334
Other Real Estate Owned	$-	$-	$2,383

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	June 30, 2016	December 31, 2015
Commitments to extend credit:
Unused portion of commercial lines of credit	$72,720	$70,488
Unused portion of credit card lines of credit	4,283	4,396
Unused portion of home equity lines of credit	24,690	23,164
Standby letters of credit and financial guarantees written	1,582	1,555
All other off-balance sheet commitments	-	-

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

The net profit of $7,236,000 for the first six months of 2016 was an increase of $2,174,000 or 42.9% compared to the first six months of 2015. The increase was primarily the result of an increase in gains on securities transactions due to par calls of bonds owned at discounts. In addition, net interest income, non-interest income and non-interest expense improved in 2016. These improvements exceeded the decrease in the recovery of loan losses, resulting in increases in income before taxes and federal income tax expense.

The national economic recovery is continuing slowly, and the recovery in southeast Michigan is relatively strong. Local unemployment rates continued to improve, with areas in our market better than the state and national averages. Commercial and residential development property values continue to improve, with some values reaching or exceeding their pre-recession levels. Our total classified assets, which include internal watch list loans, other real estate owned, and nonperforming and watch list investment securities, improved significantly during 2014 and 2015, and this trend of improvement continued through the first half of 2016. Classified assets went down $4.7 million, or 15.2% during the first half of 2016, and decreased $20.0 million or 43.3% compared to a year ago. The net charge offs for the six months were $493,000, or 0.16% of loans, annualized. This is a good result, however, it is an increase compared to the first six months of 2015 when we recorded a net recovery of $671,000 mainly due to a large recovery on one credit relationship. Due to improving loan quality metrics and lower charge offs, a reduction in our Allowance for Loan and Lease Losses (ALLL) was appropriate, and we recorded a $500,000 credit to the provision expense, reflecting an increase of $300,000 when compared to the negative provision of $800,000 recorded in the first half of 2015. The ALLL as a percent of loans decreased from 1.76% at the end of 2015 to 1.55%. We assess the adequacy of our ALLL each quarter, and adjust it as necessary by debiting or crediting the provision expense. The allowance includes $1.7 million of specific allocations on $22.5 million of loans evaluated for impairment and $8.2 million of general allocations on the remainder of the portfolio. The general allocation is based on the historical charge off experience of the previous 16 quarters. For the last several quarters, we have been replacing high charge off periods with low charge off periods in the calculation of our historical charge off rate, necessitating the negative provisions. If we continue to experience low charge off amounts, further negative provisions may occur, however, if recent loan growth continues or asset quality deteriorates, a provision expense may be required.

Net Interest Income increased $111,000, or 0.6% compared to the first half of 2015 even though the net interest margin decreased from 3.20% to 3.09% as the average earnings assets increased $43.1 million and the period was a day longer in 2016. The net interest margin decreased because the yield on earnings assets decreased more than the cost of interest bearing liabilities as interest rates remain at historically low levels. Non-interest income for the six months increased $2,239,000, due to larger securities gains from bonds that were owned at discounts being called at par in the first half of 2016 than in the first half of 2015. Non-interest expenses decreased $1,194,000, as salaries, benefits, occupancy expenses, equipment expenses, Other Real Estate expenses, FDIC deposit insurance assessments, and insurance expenses decreased. These decreases were partially offset by increases in professional fees, EFT and ATM expenses, and other expenses that were related to some product changes and enhancements. We completed a branch efficiency initiative that began in the fourth quarter of 2015, which contributed to the decreases in salaries, benefits, and occupancy expenses.

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

With respect to asset quality, our nonperforming assets (“NPAs”) decreased 5.1% during the quarter, from $27.5 million to $26.1 million, and total classified assets decreased 7.7% from $28.4 million to $26.2 million. Loan delinquencies increased from $6.3 million 30 days or more past due as of March 31, 2016 to $6.4 million as of June 30, 2016, but with the portfolio growth, the delinquency percentage was unchanged at 1.0% of the total loans. Over the last twelve months, NPAs decreased $12.1 million, or 31.7%, with nonperforming loans decreasing 28.3% from $33.9 million to $24.3 million, and Other Real Estate Owned (“OREO”) decreasing 57.1% from $4.2 million to $1.8 million. Total classified assets, which include internally classified watch list loans, other real estate, and watch list investment securities, decreased $20.0 million, or 43.3%. The Company’s Allowance for Loan and Lease Losses (“ALLL”) decreased $3.2 million over the last four quarters because of the improvement in the quality of the assets in the loan portfolio and a decrease in the historical loss rates. The ALLL is now 1.55% of loans, down from 2.09% at June 30, 2015. The ALLL is 40.81% of nonperforming loans (“NPLs”), compared to 39.55% at year end and 38.53% at June 30, 2015. In light of current economic conditions, we believe that this level of ALLL adequately estimates the potential losses in the loan portfolio.

Since December 31, 2015, total loans held for investment increased $21.0 million as new loan activity exceeded payments received and other reductions in the period. Even with the increase in loans, our pipeline of loans in process remained steady this quarter, and we expect new loan production to continue to exceed run off, resulting in an increase in loans outstanding, in the second half of 2016.

Since December 31, 2015, deposits decreased $2.0 million, borrowed funds decreased $15.0 million, and capital decreased $1.7 million, and as a result our total assets decreased $18.9 million, or 1.4%. The Company expects minimal deposit funding growth in the third quarter of 2016, as we have adequate liquidity to fund our anticipated loan growth without needing to actively grow deposits. The composition of deposits continues to change as customers move funds from maturing interest bearing time deposit accounts to low or no cost non maturity deposit accounts due to the low interest rate environment. The expected loan growth will be funded by reductions in our cash and investments. The decrease in total capital during the first six months of 2016 was due to stock repurchase activity and the payment of a special $0.50 per share dividend and regular quarterly dividends of $0.03 per share in each of the first two quarters. The total dividend payments of $12.8 million and stock repurchase of $1.4 million were offset by the profit of $7.2 million and the $5.1 million increase in the accumulated other comprehensive income (AOCI). AOCI increased mainly due to an increase in the value of our securities available for sale. Capital decreased at a lower rate than assets, causing the capital to assets ratio to increase from 10.98% at December 31, 2015 to 11.00% at June 30, 2016.

Results of Operations – Second Quarter 2016 vs. Second Quarter 2015

Net Interest Income - A comparison of the income statements for the three months ended June 30, 2016 and 2015 shows an increase of $163,000, or 1.8%, in Net Interest Income. Interest income on loans increased $25,000 or 0.3% as the average loans outstanding increased $4.4 million and the average yield on loans was unchanged at 4.62%. The average loans outstanding increased due to improving economic conditions and purchases of loan participations. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $40,000 even though the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $30.8 million because the yield decreased from 1.94% to 1.82%. The Company continues to maintain a high level of liquidity by keeping a large amount of funds in low yielding short term investments and deposits in the Federal Reserve Bank. The interest expense on deposits decreased $133,000 or 21.5% even though the average deposits increased $52.3 million because the average cost of deposits decreased from 0.22% to 0.17%. The average cost of deposits decreased because maturing time deposits are either resetting at lower rates or customers are moving the funds to non interest bearing demand deposit accounts or low cost non maturity deposits due to the low interest rate environment. The interest expense on borrowed funds decreased $45,000 as the final remaining borrowed funds were repaid on June 8, 2016. As a result, the interest expense on borrowed funds is expected to decrease $132,000 in the third quarter of 2016 compared to the second quarter of 2016.

Provision for Loan Losses - The Provision for Loan Losses decreased $200,000 compared to the second quarter of 2015 as a $200,000 credit to provision expense was recorded in the second quarter of 2016, compared to no provision expense recorded in the second quarter of 2015. We charged off $618,000 of principal while recovering $184,000 of previously charged off loans in the second quarter of 2016, for a net charge off total of $434,000, or 0.28% of loans, annualized. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to an improvement in portfolio risk indicators and a decrease in the historical charge off percentages, the amount of ALLL required at the end of the second quarter of 2016 decreased from $10,537,000 at March 31, 2016 to $9,903,000 as of June 30, 2016. Along with the $434,000 net charge off, this required us to record a credit to the provision expense. The allowance includes $1.7 million of specific allocations and $8.2 million of general allocations. The general allocation is based on the historical charge off experience of the previous 16 quarters. For the last several quarters, we have been replacing high charge off periods with low charge off periods in the calculation of our historical charge off rate, necessitating the negative provisions. If we continue to experience low charge offs, further negative provisions may continue to occur. However, significant growth in loans outstanding or deterioration of asset quality could require a provision expense.

Other Income – Non interest income increased $1,750,000, or 46.0% compared to the second quarter of 2015. Excluding gains and losses on securities and other real estate owned activity, non-interest income was unchanged at $3.8 million. Wealth management income decreased $86,000 or 7.2% as the market value of assets managed decreased. Debit card income increased $144,000, or 24.4% due to increased non customer surcharge and interchange activity. Gains on securities transactions increased $1,730,000 due to large gains in the second quarter of 2016 that were the result of the bonds purchased at discounts being called at par. Due to the low interest rates, issuers continued to call and refinance their debt in the second quarter of 2016. We do not expect this activity and these gains to continue beyond the second quarter of 2016. Losses from other real estate activity improved $20,000 due to smaller losses and write downs of the carrying values properties in the second quarter of 2016 compared to the second quarter of 2015. Other non-interest income decreased $43,000, or 8.7%, primarily due to lower rental income on Other Real Estate.

Other Expenses – Total non-interest expenses decreased $858,000, or 8.8% compared to the second quarter of 2015. Salaries and Employee Benefits decreased $351,000, or 6.1%, as the number of full time equivalent employees decreased from 350 to 288 due to various efforts to reduce staffing in 2015, culminating in an efficiency initiative in the fourth quarter that resulted in the closing of 4 branch offices and the reduction of 43 staff positions. Occupancy expense increased $27,000, or 4.4% as higher maintenance costs exceeded the reduction in depreciation expense. Electronic Funds Transfer and Automated Teller Machine related expenses increased $119,000 due to increased debit card use and higher card reissuance costs. Other Real Estate Owned expenses decreased $149,000 or 83.2% due to the decrease in the amount of OREO properties owned. FDIC insurance assessments decreased $238,000 as the termination of our informal agreement with the FDIC and Michigan Department of Insurance and Financial Services in 2015 resulted in decreases in the assessment rate. Other expense decreased $155,000, primarily due to an adjustment to the accrual for interest on the recently settled IRS audit.

As a result of the above activity, the Profit Before Income Taxes in the second quarter of 2016 was $6,127,000, an increase of $2,971,000 compared to the pre-tax profit of $3,156,000 in the second quarter of 2015. The Company recorded a federal income tax expense of $1,888,000 in the second quarter of 2016, reflecting an effective tax rate of 30.8%, compared to the tax expense of $871,000 in the second quarter of 2015, which reflected an effective rate of 27.6%. The increase in the effective tax rate was the result of the decrease in the percentage of operating income that was from municipal investments and bank owned life insurance. The Net profit for the second quarter of 2016 was $4,239,000, an increase of 85.5% compared to the net profit of $2,285,000 in the second quarter of 2015.

Results of Operations – Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

Net Interest Income - A comparison of the income statements for the six months ended June 30, 2016 and 2015 shows an increase of $111,000, or 0.6%, in Net Interest Income. Interest income on loans decreased $372,000 or 2.6% as the average loans outstanding increased $4.2 million while the average yield on loans was decreased from 4.76% to 4.59%. The average loans outstanding increased due to improving economic conditions and purchases of loan participations. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $179,000 even though the yield decreased from 1.96% to 1.89% as the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $38.9 million. The Company continues to maintain a very high liquidity position by keeping a large amount of funds in low yielding short term investments and deposits in the Federal Reserve Bank. The interest expense on deposits decreased $261,000 or 20.6% even though the average deposits increased $46.0 million because the average cost of deposits decreased from 0.23% to 0.17%. The average cost of deposits decreased because maturing time deposits are either resetting at lower rates or customers are moving the funds to non interest bearing demand deposit accounts due to the low interest rate environment. The interest expense on borrowed funds decreased $43,000 as the average amount of borrowed funds decreased $1.9 million.

Provision for Loan Losses - The Provision for Loan Losses increased $300,000 compared to the first six months of 2015 as a $500,000 credit to provision expense was recorded in the first half of 2016, compared to the $800,000 credit to provision expense recorded in the first two quarters of 2015. We charged off $827,000 of principal while recovering $334,000 of previously charged off loans in the first two quarters of 2016, for a net charge off total of $493,000, or 0.16% of loans, annualized. In the first two quarters of 2015, recoveries exceeded charge offs, resulting in a net recovery of $671,000, or 0.22% of loans.

Other Income – Non interest income increased $2,239,000, or 30.1% compared to the first six months of 2015. Excluding gains and losses on securities and other real estate owned activity, non-interest income increased $198,000, or 2.7%. Wealth management income decreased $211,000 or 8.7% as the market value of assets managed decreased. Service charges and other fees on deposit accounts increased $100,000, or 5.2% as we added new features and benefits to our primary checking account product and instituted a monthly service fee. Debit card income increased $254,000, or 22.0% due to increased activity. Gains on securities transactions increased $1,814,000 due to large gains in the first six months of 2016 that were the result of the bonds purchased at discounts being called at par. Losses from other real estate activity improved $227,000 due to smaller losses and write downs of the carrying values properties in the first six months of 2016 compared to the first six months of 2015. Bank Owned Life Insurance income increased $84,000 due to a non-recurring cash surrender value adjustment in 2015.

Other Expenses – Total non-interest expenses decreased $1,194,000, or 6.1% compared to the first six months of 2015. Salaries and Employee Benefits decreased $607,000, or 5.2%, as the number of full time equivalent employees decreased from 352 to 288 due to various efforts to reduce staffing in 2015, culminating in an efficiency initiative in the fourth quarter that resulted in the closing of 4 branch offices and the reduction of 43 staff positions. Occupancy expense decreased $92,000, or 6.5% due to lower utilities and maintenance costs, resulting from the efficiency initiative and the mild winter weather. Professional fees increased $82,000 or 7.3% due to increased consulting and legal expenses. Electronic Funds Transfer and Automated Teller Machine related expenses increased $338,000 due to increased debit card use, the reissuance of all of our debit cards with EMV chip cards in the first quarter of 2016, and an incentive payment received from a vendor in the first quarter of 2015. FDIC insurance assessments decreased $483,000 and other insurance decreased $121,000 as the termination of our informal agreement with the FDIC and Michigan Department of Insurance and Financial Services in 2015 resulted in decreases in the rates.

As a result of the above activity, the Profit Before Income Taxes in the first six months of 2016 was $10,348,000, an increase of $3,244,000 compared to the pre-tax profit of $7,104,000 in the first six months of 2015. The Company recorded a federal income tax expense of $3,112,000 in the first six months of 2016, reflecting an effective tax rate of 30.1%, compared to the tax expense of $2,042,000 in the first six months of 2015, which reflected an effective rate of 28.7%. The increase in the effective tax rate was the result of the decrease in the percentage of operating income that was from municipal investments and bank owned life insurance. The Net profit for the first six months of 2016 was $7,236,000, an increase of 42.9% compared to the net profit of $5,062,000 in the first six months of 2015.

Cash Flows

Cash flows provided by operating activities increased $150,000 compared to the first six months of 2015 even though the net income was $2,174,000 higher because most of the improvement in earnings was due to securities gains, which are classified as investing activities for cash flow reporting. Cash flows from investing activities increased by $102.3 million from $44.6 million used in the first six months of 2015 to $57.7 million provided in the first six months of 2016 as more cash was provided by investment security maturities and redemptions and less was invested in securities in the first six months of 2016 than in the first six months of 2015. The increase in cash provided by investing activities was partially offset by an increase in the cash used for loan growth, which was $7.6 million more in 2016. The amount of cash used for financing activities in the first six months of 2016 was $31.1 million, due to the repayment of a maturing repurchase agreement of $15.0 million, the payment of $12.8 in dividends on the common stock, and the repurchase of 192,080 shares of common stock for $1.4 million. In the first six months of 2015, $9.5 million of cash was provided by deposit growth, compared to the $2.0 million decrease in deposits in the first six months of 2016. In the first six months of 2016, the cash provided by operations and investing activities exceeded the cash used for financing activities, and the amount of cash and cash equivalents increased by $33.3 million during the period. In the first six months of 2015, the cash used for investing activities exceeded the cash provided by operations and financing activities, resulting in a decrease of $28.5 million in cash and cash equivalents during the six months. We expect cash flows from redemptions of callable investment securities to decrease in the third quarter of 2016, and we plan to use some of the cash and the cash provided by operations to fund loan growth and investment security purchases, resulting in a reduction in our cash and cash equivalents by the end of the year.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of June 30, 2016, the Bank was not utilizing any of its authorized limit of $255 million with the Federal Home Loan Bank of Indianapolis, or its $20 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, or its $25 million federal funds line with a correspondent bank. The Company periodically draws on its overdraft and fed funds lines to ensure that funding will be available if needed.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first six months of 2016 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $145.6 million at June 30, 2016 and $147.3 million at December 31, 2015. Common stock decreased $1.2 million due to the repurchase of 192,080 shares, partially offset by issuance of stock under compensation programs and for our Employee Stock Purchase Plan. Retained earnings decreased $5.6 million as the year to date profit of $7.2 million was exceeded by the payment of $12.8 million in common stock dividends, and the Accumulated Other Comprehensive Income (AOCI) increased $5.1 million due to an increase in the value of our securities that are classified as Available For Sale. Total equity decreased $1.7 million while total assets decreased $18.9 million, so the ratio of equity to assets increased from 10.98% at December 31, 2015 to 11.00% at June 30, 2016.

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

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of June 30, 2016:
Total Capital to Risk-Weighted Assets
Consolidated	$148,701	18.10%	$82,144	10.0%
Monroe Bank & Trust	148,355	18.08%	82,066	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	138,405	16.85%	65,715	8.0%
Monroe Bank & Trust	138,059	16.82%	65,653	8.0%
Common Equity Tier 1 Capital to
Risk-Weighted Assets
Consolidated	138,405	16.85%	53,394	6.5%
Monroe Bank & Trust	138,059	16.82%	53,343	6.5%
Tier 1 Capital to Average Assets
Consolidated	138,405	10.35%	66,834	5.0%
Monroe Bank & Trust	138,059	10.33%	66,795	5.0%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Capital to Risk-Weighted Assets
Consolidated	$154,718	19.79%	$78,163	10.0%
Monroe Bank & Trust	153,026	19.59%	78,107	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	144,857	18.53%	62,531	8.0%
Monroe Bank & Trust	143,175	18.33%	62,485	8.0%
Common Equity Tier 1 Capital to
Risk-Weighted Assets
Consolidated	144,857	18.53%	50,806	6.5%
Monroe Bank & Trust	143,175	18.33%	50,769	6.5%
Tier 1 Capital to Average Assets
Consolidated	144,857	11.04%	65,625	5.0%
Monroe Bank & Trust	143,175	10.91%	65,602	5.0%

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

Each quarter, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank and a non executive member of the board of directors, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank’s net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of increases of 100, 200, 300, and 400 basis points and decreases of 100 and 200 basis points in the interest rates. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates.

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first six months of 2016, the Bank’s interest rate risk has remained within its policy limits.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a stock repurchase program which it publicly announced on January 28, 2016. On that date, the Board of Directors authorized the repurchase of 2 million of the Company’s common shares, which authorization commenced on February 1, 2016 and will expire on January 31, 2018. The following table summarizes the open-market and privately negotiated stock repurchase activity of the Company during the three months ended June 30, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	-	$-	-	2,000,000
May 1, 2016 - May 31, 2016	-	$-	-	2,000,000
June 1, 2016 - June 30, 2016	192,080	$7.36	192,080	1,807,920
Total	192,080	$7.36	192,080

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of MBT Financial Corp.

3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.

31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBT Financial Corp.
(Registrant)

August 9, 2016	By /s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President &
Chief Executive Officer

August 9, 2016	By /s/ John L. Skibski
Date	John L. Skibski
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation of MBT Financial Corp.

31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document