Form 10-Q
period 2016-09-30
MBT FINANCIAL CORP
filed 2016-11-09
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of November 9, 2016, there were 22,737,263 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016
Dollars in thousands	(Unaudited)	December 31, 2015

ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$16,122	$14,996
Interest bearing	44,779	64,554
Total cash and cash equivalents	60,901	79,550

Interest Bearing Time Deposits in Other Banks	19,196	5,500
Securities - Held to Maturity	42,685	41,282
Securities - Available for Sale	465,610	496,859
Federal Home Loan Bank stock - at cost	4,148	4,148

Loans held for sale	636	1,477

Loans	655,809	617,308
Allowance for Loan Losses	(9,405)	(10,896)
Loans - Net	646,404	606,412

Accrued interest receivable and other assets	20,438	23,365
Other Real Estate Owned	1,686	2,383
Bank Owned Life Insurance	54,059	53,093
Premises and Equipment - Net	27,263	28,244
Total assets	$1,343,026	$1,342,313

LIABILITIES
Deposits:
Non-interest bearing	$285,764	$253,795
Interest-bearing	894,697	911,598
Total deposits	1,180,461	1,165,393

Repurchase agreements	-	15,000
Interest payable and other liabilities	14,903	14,579
Total liabilities	1,195,364	1,194,972

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 shares authorized, 22,736,116 and 22,790,707 shares issued and outstanding)	22,474	23,492
Retained earnings	123,411	126,214
Unearned compensation	(19)	(13)
Accumulated other comprehensive income (loss)	1,796	(2,352)
Total stockholders' equity	147,662	147,341
Total liabilities and stockholders' equity	$1,343,026	$1,342,313

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Dollars in thousands, except per share data	2016	2015	2016	2015
Interest Income
Interest and fees on loans	$7,538	$7,225	$21,752	$21,811
Interest on investment securities-
Tax-exempt	316	278	924	826
Taxable	1,970	2,437	6,714	7,301
Interest on balances due from banks	171	24	450	64
Total interest income	9,995	9,964	29,840	30,002

Interest Expense
Interest on deposits	480	562	1,483	1,826
Interest on borrowed funds	-	178	308	529
Total interest expense	480	740	1,791	2,355

Net Interest Income	9,515	9,224	28,049	27,647
Provision For (Recovery Of) Loan Losses	(700)	(200)	(1,200)	(1,000)

Net Interest Income After
Provision For Loan Losses	10,215	9,424	29,249	28,647

Other Income
Income from wealth management services	1,145	1,163	3,347	3,576
Service charges and other fees	1,118	1,134	3,142	3,058
Debit card income	721	594	2,130	1,749
Net gain on sales and redemptionsof securities available for sale	87	16	2,159	274
Net gain (loss) on sales of Other Real Estate Owned	(4)	36	(61)	(248)
Origination fees on mortgage loans sold	149	184	415	450
Bank owned life insurance income	352	358	1,069	991
Other	471	493	1,507	1,558
Total other income	4,039	3,978	13,708	11,408

Other Expenses
Salaries and employee benefits	5,514	5,694	16,531	17,318
Occupancy expense	668	648	2,002	2,074
Equipment expense	731	708	2,141	2,232
Marketing expense	280	267	825	821
Professional fees	459	481	1,667	1,607
EFT/ATM Expense	235	109	781	317
Other Real Estate Owned expenses	35	59	129	364
FDIC Deposit Insurance Assessment	179	212	539	1,055
Bonding and other insurance expense	118	203	454	660
Telephone expense	95	113	312	317
Other	660	672	1,948	1,950
Total other expenses	8,974	9,166	27,329	28,715

Income Before Income Taxes	5,280	4,236	15,628	11,340
Income Tax Expense	1,593	1,230	4,705	3,272
Net Income	$3,687	$3,006	$10,923	$8,068

Other Comprehensive Income - Net of Tax
Unrealized gains (losses) on securities	(883)	4,177	5,493	3,358
Reclassification adjustment for gains included in net income	(58)	(10)	(1,425)	(181)
Postretirement benefit liability	27	27	80	80
Total Other Comprehensive Income (Loss) - Net of Tax	(914)	4,194	4,148	3,257

Comprehensive Income (Loss)	$2,773	$7,200	$15,071	$11,325
Basic Earnings Per Common Share	$0.16	$0.13	$0.48	$0.35
Diluted Earnings Per Common Share	$0.16	$0.13	$0.48	$0.35
Dividends Declared Per Share of Common Stock	$0.04	$-	$0.60	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2016	$23,492	$126,214	$(13)	$(2,352)	$147,341

Repurchase of Common Stock (192,080 shares)	(1,414)	-	-	-	(1,414)

Issuance of Common Stock
SOSARs exercised (109,727 shares)	84	-	-	-	84
Restricted stock awards (5,000 shares)	41	-	(41)	-	-
Other stock issued (22,762 shares)	184	-	-	-	184

Equity Compensation	87	-	35	-	122

Dividends declared ($0.60 per share)	-	(13,726)	-	.	(13,726)

Net income	-	10,923	-	-	10,923
Other comprehensive income - net of tax	-	-	-	4,148	4,148

Balance - September 30, 2016	$22,474	$123,411	$(19)	$1,796	$147,662

				Accumulated
				Other
	Common	Retained	Unearned	Comprehensive
Dollars in thousands	Stock	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2015	$23,037	$114,132	$-	$(2,633)	$134,536

Issuance of Common Stock
SOSARs exercised (23,855 shares)	-	-	-	-	-
Restricted stock awards (6,000 shares)	35	-	(35)	-	-
Other stock issued (13,395 shares)	76	-	-	-	76

Equity Compensation	197	-	20	-	217

Net income	-	8,068	-	-	8,068
Other comprehensive income - net of tax	-	-	-	3,257	3,257

Balance - September 30, 2015	$23,345	$122,200	$(15)	$624	$146,154

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
Dollars in thousands	2016	2015

Cash Flows from Operating Activities
Net Income	$10,923	$8,068
Adjustments to reconcile net income to net cash from operating activities
Recovery of loan losses	(1,200)	(1,000)
Depreciation	1,202	1,177
Deferred tax expense	2,210	2,927
Net amortization of investment premium and discount	1,294	1,054
Writedowns of Other Real Estate Owned	78	509
Net decrease in interest payable and other liabilities	824	538
Net increase in interest receivable and other assets	(1,128)	(693)
Equity based compensation expense	206	217
Net gain on sale/settlement of securities	(2,159)	(274)
Increase in cash surrender value of life insurance	(966)	(905)
Net cash provided by operating activities	$11,284	$11,618

Cash Flows from Investing Activities
Proceeds from maturities of interest bearing time deposits in other banks	$250	$-
Proceeds from maturities and redemptions of investment securities held to maturity	6,789	8,245
Proceeds from maturities and redemptions of investment securities available for sale	297,099	126,388
Proceeds from sales of investment securities available for sale	33,144	29,327
Net increase in loans	(38,721)	(14,308)
Proceeds from sales of other real estate owned	1,376	3,728
Proceeds from sales of other assets	171	82
Purchase of time deposits in other banks	(13,946)	-
Purchase of investment securities held to maturity	(8,259)	(13,187)
Purchase of investment securities available for sale	(291,898)	(162,680)
Purchase of bank premises and equipment	(1,050)	(1,013)
Net cash provided by (used for) investing activities	$(15,045)	$(23,418)

Cash Flows from Financing Activities
Net increase in deposits	$15,068	$24,998
Net increase in short term borrowings	-	1,029
Repayment of repurchase agreements	(15,000)	-
Proceeds from issuance of common stock	184	76
Repurchase of common stock	(1,414)	-
Dividends paid	(13,726)	-
Net cash provided by (used for) financing activities	$(14,888)	$26,103

Net Increase (Decrease) in Cash and Cash Equivalents	$(18,649)	$14,303

Cash and Cash Equivalents at Beginning of Period	79,550	51,622
Cash and Cash Equivalents at End of Period	$60,901	$65,925

Supplemental Cash Flow Information
Cash paid for interest	$1,845	$2,379
Cash paid for federal income taxes	$2,069	$345

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$736	$516
Transfer of loans to other assets	$34	$54

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

2. EARNINGS PER SHARE

The calculations of earnings per common share are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Basic
Net income	$3,687,000	$3,006,000	$10,923,000	$8,068,000
Average common shares outstanding	22,733,134	22,748,974	22,823,682	22,734,952
Earnings per common share - basic	$0.16	$0.13	$0.48	$0.35

Diluted
Net income	$3,687,000	$3,006,000	$10,923,000	$8,068,000
Average common shares outstanding	22,733,134	22,748,974	22,823,682	22,734,952
Equity compensation	182,144	200,089	164,682	181,492
Average common shares outstanding - diluted	22,915,278	22,949,063	22,988,364	22,916,444
Earnings per common share - diluted	$0.16	$0.13	$0.48	$0.35

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

The following table summarizes the SOSARs that have been granted:

		Weighted Average
	SOSARs	Base Price
SOSARs Outstanding, January 1, 2016	609,275	$4.02
Granted	105,500	8.26
Exercised	(209,887)	2.77
Forfeited	(8,839)	5.68
Expired	-	-
SOSARs Outstanding, September 30, 2016	496,049	$5.42
SOSARs Exercisable, September 30, 2016	281,169	$4.46

The exercise of a SOSAR results in the issuance of a number of shares of common stock of the Company based on the appreciation of the market price of the stock over the base price of the SOSAR. The market value of the Company’s common stock on September 30, 2016 was $9.05. The value of the exercisable SOSARs that are in-the-money as of September 30, 2016 was $1,300,000, and exercise of those SOSARs on that date would have resulted in the issuance of 142,604 shares of common stock. The plan allows participants to elect to withhold shares from the exercise of SOSARs to cover their tax liability. This may affect the number of shares issued and the value of the common stock account on the balance sheet and the statement of changes in equity.

Restricted Stock Unit Awards – On February 25, 2016, 35,000 performance restricted stock units were awarded to certain key executive officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. Each Restricted Stock Unit (RSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a two year performance period that ends on December 31, 2017 if the defined performance targets are achieved. Earned RSUs vest on December 15, 2018 and as of September 30, 2016 none of the RSUs were vested.

Restricted Stock Awards – On February 25, 2016, 5,000 restricted shares were awarded to certain non-executive members of the board of directors in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. The restricted shares vest on December 31, 2016. The expense for the restricted stock is based on the grant date value of $8.26 and is recognized over the vesting period. The unrecognized cost related to the non-vested restricted stock awards was $14,000 as of September 30, 2016.

The total expense for equity based compensation was $162,000 in the third quarter of 2016 and $116,000 in the third quarter of 2015. The total expense for equity based compensation was $438,000 in the first nine months of 2016 and $293,000 in the first nine months of 2015.

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

Loans consist of the following (000s omitted):

	September 30,	December 31,
	2016	2015
Residential real estate loans	$217,252	$213,989
Commercial and Construction real estate loans	272,412	259,139
Agriculture and agricultural real estate loans	21,961	19,243
Commercial and industrial loans	94,826	84,438
Loans to individuals for household, family, and other personal expenditures	49,358	40,499
Total loans, gross	$655,809	$617,308
Less: Allowance for loan losses	9,405	10,896
Net Loans	$646,404	$606,412

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

The following table summarizes nonperforming assets (000s omitted):

	September 30,	December 31,
	2016	2015
Nonaccrual loans	$6,545	$8,633
Loans 90 days past due and accruing	32	4
Restructured loans	15,923	18,910
Total nonperforming loans	$22,500	$27,547

Other real estate owned	1,686	2,383
Other assets	10	-
Total nonperforming assets	$24,196	$29,930

Nonperforming assets to total assets	1.80%	2.23%

Allowance for loan losses to nonperforming loans	41.80%	39.55%

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

Activity in the allowance for loan losses during the three and nine months ended September 30, 2016 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended September 30, 2016
Beginning Balance	$200	$1,526	$4,470	$460	$1,791	$1,456	$9,903
Charge-offs	-	(14)	(61)	-	(39)	-	(114)
Recoveries	3	24	114	13	132	30	316
Provision	18	(84)	(140)	(104)	(68)	(322)	(700)
Ending balance	$221	$1,452	$4,383	$369	$1,816	$1,164	$9,405

Allowance for loan losses: For the nine months ended September 30, 2016
Beginning Balance	$389	$2,279	$4,350	$420	$2,235	$1,223	$10,896
Charge-offs	(221)	(26)	(413)	-	(195)	(86)	(941)
Recoveries	3	102	182	40	235	88	650
Provision	50	(903)	264	(91)	(459)	(61)	(1,200)
Ending balance	$221	$1,452	$4,383	$369	$1,816	$1,164	$9,405

Allowance for loan losses as of September 30, 2016
Ending balance individually evaluated for impairment	$5	$340	$629	$255	$347	$187	$1,763
Ending balance collectively evaluated for impairment	216	1,112	3,754	114	1,469	977	7,642
Ending balance	$221	$1,452	$4,383	$369	$1,816	$1,164	$9,405

Loans as of September 30, 2016
Ending balance individually evaluated for impairment	$1,251	$717	$9,431	$1,761	$7,729	$487	$21,376
Ending balance collectively evaluated for impairment	20,710	94,109	245,209	16,011	209,523	48,871	634,433
Ending balance	$21,961	$94,826	$254,640	$17,772	$217,252	$49,358	$655,809

Activity in the allowance for loan losses during the three and nine months ended September 30, 2015 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended September 30, 2015
Beginning Balance	$425	$1,481	$5,437	$623	$3,070	$2,043	$13,079
Charge-offs	-	-	(91)	-	(101)	-	(192)
Recoveries	2	45	155	14	57	36	309
Provision	202	372	(1,232)	(15)	602	(129)	(200)
Ending balance	$629	$1,898	$4,269	$622	$3,628	$1,950	$12,996

Allowance for loan losses: For the nine months ended September 30, 2015
Beginning Balance	$216	$1,361	$6,179	$803	$3,226	$1,423	$13,208
Charge-offs	(75)	(164)	(212)	-	(353)	(117)	(921)
Recoveries	12	215	337	635	414	96	1,709
Provision	476	486	(2,035)	(816)	341	548	(1,000)
Ending balance	$629	$1,898	$4,269	$622	$3,628	$1,950	$12,996

Allowance for loan losses as of September 30, 2015
Ending balance individually evaluated for impairment	$395	$878	$948	$471	$1,288	$228	$4,208
Ending balance collectively evaluated for impairment	234	1,020	3,321	151	2,340	1,722	8,788
Ending balance	$629	$1,898	$4,269	$622	$3,628	$1,950	$12,996

Loans as of September 30, 2015
Ending balance individually evaluated for impairment	$1,214	$1,259	$16,803	$1,843	$10,423	$522	$32,064
Ending balance collectively evaluated for impairment	18,926	84,715	232,177	12,831	205,348	37,748	591,745
Ending balance	$20,140	$85,974	$248,980	$14,674	$215,771	$38,270	$623,809

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

The portfolio segments in each credit risk grade as of September 30, 2016 are as follows (000s omitted):

Credit Quality Indicators as of September 30, 2016

Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$41	$4,143	$226	$8,601	$135,498	$42,215	$190,724
10	-	5,515	-	-	-	-	5,515
20	551	357	468	-	-	146	1,522
30	678	17,908	9,672	-	224	-	28,482
40	15,874	60,469	193,382	5,185	65,954	6,835	347,699
45	2,085	2,601	16,082	1,497	4,287	-	26,552
50	1,211	1,434	19,325	576	4,411	14	26,971
55	270	1,464	4,223	1,582	653	-	8,192
60	1,251	935	11,262	331	6,225	148	20,152
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$21,961	$94,826	$254,640	$17,772	$217,252	$49,358	$655,809

Performing	$21,239	$93,961	$244,269	$16,007	$209,100	$48,733	$633,309
Nonperforming	722	865	10,371	1,765	8,152	625	22,500
Total	$21,961	$94,826	$254,640	$17,772	$217,252	$49,358	$655,809

The portfolio segments in each credit risk grade as of December 31, 2015 are as follows (000s omitted):

Credit Quality Indicators as of December 31, 2015

Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$102	$2,173	$310	$6,789	$136,049	$32,461	$177,884
10	-	2,717	-	-	60	-	2,777
20	306	359	533	-	-	366	1,564
30	432	17,024	7,620	-	373	-	25,449
40	14,413	55,204	184,504	6,548	62,347	7,453	330,469
45	840	1,094	6,506	74	2,957	-	11,471
50	1,340	3,428	23,678	2,163	3,948	18	34,575
55	929	-	3,700	-	-	-	4,629
60	881	2,439	16,369	345	8,255	201	28,490
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$19,243	$84,438	$243,220	$15,919	$213,989	$40,499	$617,308

Performing	$18,362	$83,372	$228,624	$14,104	$205,430	$39,869	$589,761
Nonperforming	881	1,066	14,596	1,815	8,559	630	27,547
Total	$19,243	$84,438	$243,220	$15,919	$213,989	$40,499	$617,308

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of September 30, 2016 and December 31, 2015 (000s omitted):

September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$238	$-	$113	$351	$21,610	$21,961	$-
Commercial	302	67	73	442	94,384	94,826	32
Commercial Real Estate	1,745	112	1,680	3,537	251,103	254,640	-
Construction Real Estate	-	-	-	-	17,772	17,772	-
Residential Real Estate	1,305	694	1,054	3,053	214,199	217,252	-
Consumer and Other	8	-	41	49	49,309	49,358	-
Total	$3,598	$873	$2,961	$7,432	$648,377	$655,809	$32

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$136	$213	$44	$393	$18,850	$19,243	$-
Commercial	10	75	76	161	84,277	84,438	4
Commercial Real Estate	2,194	230	2,123	4,547	238,673	243,220	-
Construction Real Estate	-	-	-	-	15,919	15,919	-
Residential Real Estate	2,252	227	464	2,943	211,046	213,989	-
Consumer and Other	130	81	52	263	40,236	40,499	-
Total	$4,722	$826	$2,759	$8,307	$609,001	$617,308	$4

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

The following is a summary of non-accrual loans as of September 30, 2016 and December 31, 2015 (000s omitted):

	September 30, 2016	December 31, 2015
Agriculture and Agricultural Real Estate	$113	$565
Commercial	156	148
Commercial Real Estate	3,577	4,823
Construction Real Estate	35	46
Residential Real Estate	2,525	2,915
Consumer and Other	139	136
Total	$6,545	$8,633

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of September 30, 2016 and 2015 (000s omitted):

September 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended	Average Recorded Investment for the Nine Months Ended	Interest Income Recognized in the Nine Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$1,003	$1,202	$-	$1,017	$11	$1,024	$36
Commercial	146	197	-	152	2	157	8
Commercial Real Estate	5,209	5,575	-	5,390	49	5,456	152
Construction Real Estate	99	132	-	120	2	126	6
Residential Real Estate	5,188	5,486	-	5,433	69	5,553	198
Consumer and Other	33	33	-	34	1	36	2

With an allowance recorded:
Agriculture and Agricultural Real Estate	248	247	5	248	3	249	10
Commercial	571	581	340	651	7	729	24
Commercial Real Estate	4,222	4,435	629	4,431	45	4,590	153
Construction Real Estate	1,662	1,662	255	1,668	19	1,677	57
Residential Real Estate	2,541	2,590	347	2,659	33	2,726	84
Consumer and Other	454	475	187	457	5	465	17

Total:
Agriculture and Agricultural Real Estate	$1,251	$1,449	$5	$1,265	$14	$1,273	$46
Commercial	717	778	340	803	9	886	32
Commercial Real Estate	9,431	10,010	629	9,821	94	10,046	305
Construction Real Estate	1,761	1,794	255	1,788	21	1,803	63
Residential Real Estate	7,729	8,076	347	8,092	102	8,279	282
Consumer and Other	487	508	187	491	6	501	19

	Recorded Investment as of December 31, 2015	Unpaid Principal Balance as of December 31, 2015	Related Allowance as of December 31, 2015	Average Recorded Investment for the Three Months Ended Sept. 30, 2015	Interest Income Recognized in the Three Months Ended Sept. 30, 2015	Average Recorded Investment for the Nine Months Ended Sept. 30, 2015	Interest Income Recognized in the Nine Months Ended Sept. 30, 2015

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$2	$1	$6
Commercial	63	113	-	56	1	64	3
Commercial Real Estate	7,701	8,107	-	8,919	85	9,031	275
Construction Real Estate	200	233	-	276	3	312	8
Residential Real Estate	4,137	4,359	-	4,943	63	5,087	191
Consumer and Other	26	26	-	34	1	37	4

With an allowance recorded:
Agriculture and Agricultural Real Estate	882	885	240	1,214	13	1,230	35
Commercial	895	916	672	1,279	14	1,338	47
Commercial Real Estate	5,697	6,183	634	9,686	96	9,755	302
Construction Real Estate	1,609	1,609	277	1,731	20	1,740	60
Residential Real Estate	3,206	3,310	506	6,204	76	6,243	209
Consumer and Other	470	468	223	500	6	509	17

Total:
Agriculture and Agricultural Real Estate	$882	$885	$240	$1,214	$15	$1,231	$41
Commercial	958	1,029	672	1,335	15	1,402	50
Commercial Real Estate	13,398	14,290	634	18,605	181	18,786	577
Construction Real Estate	1,809	1,842	277	2,007	23	2,052	68
Residential Real Estate	7,343	7,669	506	11,147	139	11,330	400
Consumer and Other	496	494	223	534	7	546	21

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three and nine month periods ended September 30, 2016 and September 30, 2015 are as follows (000s omitted from dollar amounts):

	Three months ended			Nine months ended
	September 30, 2016			September 30, 2016
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	1	$362	$361
Commercial	1	250	250	1	250	250
Commercial Real Estate	1	215	215	1	215	215
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	2	242	241	9	693	653
Consumer and Other	-	-	-	1	57	55
Total	4	$707	$706	13	$1,577	$1,534

	Three months ended			Nine months ended
	September 30, 2015			September 30, 2015
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	3	$325	$324	3	$325	$324
Commercial	-	-	-	1	66	64
Commercial Real Estate	-	-	-	3	684	636
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	-	-	-	7	581	523
Consumer and Other	-	-	-	-	-	-
Total	3	$325	$324	14	$1,656	$1,547

The Bank considers TDRs that become past due under the modified terms as defaulted. There were no loans that became TDRs during the nine month periods ended September 30, 2016 and September 30, 2015 that subsequently defaulted during the nine month periods ended September 30, 2016 and September 30, 2015, respectively.

The Company has allocated $1,733,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at September 30, 2016. In addition, there were no commitments to lend additional amounts to borrowers that are classified as troubled debt restructurings as of September 30, 2016 and September 30, 2015.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of September 30, 2016 and December 31, 2015 (000s omitted):

	Held to Maturity
	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$42,185	$1,746	$(38)	$43,893
Corporate Debt Securities	500	3	-	503
	$42,685	$1,749	$(38)	$44,396

	Available for Sale
	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$247,783	$3,312	$(285)	$250,810
Mortgage Backed Securities issued by U.S. Government Agencies	153,492	663	(651)	153,504
Obligations of States and Political Subdivisions	25,068	261	(21)	25,308
Other Debt Securities	33,397	426	-	33,823
Equity Securities	2,044	121	-	2,165
	$461,784	$4,783	$(957)	$465,610

	Held to Maturity
	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$40,782	$1,333	$(178)	$41,937
Corporate Debt Securities	500	-	-	500
	$41,282	$1,333	$(178)	$42,437

	Available for Sale
	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$370,469	$1,647	$(3,055)	$369,061
Mortgage Backed Securities issued by U.S. Government Agencies	104,472	107	(1,327)	103,252
Obligations of States and Political Subdivisions	17,212	305	(48)	17,469
Corporate Debt Securities	5,000	-	(50)	4,950
Equity Securities	2,044	83	-	2,127
	$499,197	$2,142	$(4,480)	$496,859

The amortized cost and estimated market values of securities by contractual maturity as of September 30, 2016 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Contractual maturity in
1 year or less	$9,925	$9,938	$3,844	$3,844
After 1 year through five years	21,406	21,890	130,791	132,281
After 5 years through 10 years	9,347	10,273	171,613	173,816
After 10 years	2,007	2,295	-	-
Total	42,685	44,396	306,248	309,941
Mortgage Backed Securities	-	-	153,492	153,504
Securities with no stated maturity	-	-	2,044	2,165
Total	$42,685	$44,396	$461,784	$465,610

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015.

	September 30, 2016
	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$69,230	$285	$-	$-	$69,230	$285
Mortgage Backed Securities issued by U.S. Government Agencies	69,646	341	25,840	310	95,486	651
Obligations of States and Political Subdivisions	15,846	48	3,563	11	19,409	59
Corporate Debt Securities	-	-	-	-	-	-
	$154,722	$674	$29,403	$321	$184,125	$995

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$170,178	$2,367	$53,497	$688	$223,675	$3,055
Mortgage Backed Securities issued by U.S. Government Agencies	57,949	633	31,118	694	89,067	1,327
Obligations of States and Political Subdivisions	10,830	165	5,324	61	16,154	226
Corporate Debt Securities	4,950	50	-	-	4,950	50
	$243,907	$3,215	$89,939	$1,443	$333,846	$4,658

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at September 30, 2016. As of September 30, 2016 and December 31, 2015, there were 96 and 146 securities in an unrealized loss position, respectively.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, and the valuation techniques used by the Company to determine those fair values.

					Total
	Carrying				Estimated
September 30, 2016	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$60,901	$60,901	$-	$-	$60,901
Time Deposits in Other Banks	19,196	-	19,216	250	19,466
Securities - Held to Maturity
Obligations of States and Political Subdivisions	42,185	-	3,453	40,440	43,893
Corporate Debt Securities	500	-	503	-	503

Securities - Available for Sale
Obligations of U.S. Government Agencies	250,810	-	250,810	-	250,810
MBS issued by U.S. Government Agencies	153,504	-	153,504	-	153,504
Obligations of States and Political Subdivisions	25,308	-	25,308	-	25,308
Other Debt Securities	33,823	-	33,823	-	33,823
Other Securities	2,165	2,165	-	-	2,165

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	636	-	-	651	651
Loans, net	646,404	-	-	649,049	649,049
Accrued Interest Receivable	4,626	-	-	4,626	4,626

Financial Liabilities:
Noninterest Bearing Deposits	285,764	285,764	-	-	285,764
Interest Bearings Deposits	894,697	-	896,271	-	896,271
Accrued Interest Payable	54	-	-	54	54

					Total
	Carrying				Estimated
December 31, 2015	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$79,550	$79,550	$-	$-	$79,550
Time Deposits in Other Banks	5,500	-	4,965	500	5,465
Securities - Held to Maturity
Obligations of States and Political Subdivisions	40,782	-	3,805	38,132	41,937
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	369,061	-	369,061	-	369,061
MBS issued by U.S. Government Agencies	103,252	-	103,252	-	103,252
Obligations of States and Political Subdivisions	17,469	-	17,469	-	17,469
Corporate Debt Securities	4,950	-	4,950	-	4,950
Other Securities	2,127	2,127	-	-	2,127

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	1,477	-	-	1,508	1,508
Loans, net	606,412	-	-	613,397	613,397
Accrued Interest Receivable	4,170	-	-	4,170	4,170

Financial Liabilities:
Noninterest Bearing Deposits	253,795	253,795	-	-	253,795
Interest Bearings Deposits	911,598	-	913,410	-	913,410
Repurchase Agreements	15,000	-	15,253	-	15,253
Accrued Interest Payable	108	-	-	108	108

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

The Company did not have any Level 3 assets measured at fair value on a recurring basis as of September 30, 2016 or December 31, 2015. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

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

Assets measured at fair value on a nonrecurring basis are as follows (000s omitted):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Impaired loans	$-	$-	$19,613
Other Real Estate Owned	$-	$-	$1,686

December 31, 2015
Impaired loans	$-	$-	$22,334
Other Real Estate Owned	$-	$-	$2,383

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	September 30,	December 31,
	2016	2015
Commitments to extend credit:
Unused portion of commercial lines of credit	$71,404	$70,488
Unused portion of credit card lines of credit	4,323	4,396
Unused portion of home equity lines of credit	24,925	23,164
Standby letters of credit and financial guarantees written	1,582	1,555
All other off-balance sheet commitments	-	-

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

The net profit of $10,923,000 for the first nine months of 2016 was an increase of $2,855,000 or 35.4% compared to the first nine months of 2015. The increase was the result of an increase in gains on securities transactions due to par calls of bonds owned at discounts and lower non-interest expenses. In addition, net interest income, the provision for loan losses, and non-interest income improved in 2016. These improvements resulted in increases in income before taxes and federal income tax expense.

The national economic recovery is continuing slowly, and the recovery in southeast Michigan is relatively strong. Local unemployment rates continued to improve, with areas in our market better than the state and national averages. Commercial and residential development property values continue to improve, with some values reaching or exceeding their pre-recession levels. Our total classified assets, which include internal watch list loans, other real estate owned, and nonperforming and watch list investment securities, have been improving steadily since 2014. Classified assets went down $9.0 million, or 29.2% during the first three quarters of 2016, and decreased $15.3 million or 41.1% compared to a year ago. The net charge offs for the nine months were $291,000, or 0.06% of loans, annualized. This is a very good result, however, it is an increase compared to the first nine months of 2015 when we recorded a net recovery of $788,000. Due to improving loan quality metrics and lower charge offs, a reduction in our Allowance for Loan and Lease Losses (ALLL) was appropriate, and we recorded a $1,200,000 credit to the provision expense, reflecting a decrease of $200,000 when compared to the negative provision of $1,000,000 recorded in the first three quarters of 2015. The ALLL as a percent of loans decreased from 1.76% at the end of 2015 to 1.43%. We assess the adequacy of our ALLL each quarter, and adjust it as necessary by debiting or crediting the provision expense. The allowance includes $1.8 million of specific allocations on $21.4 million of loans evaluated for impairment and $7.6 million of general allocations on the remainder of the portfolio. The general allocation is based on the historical charge off experience of the previous 16 quarters. For the last several quarters, we have been replacing high charge off periods with low charge off periods in the calculation of our historical charge off rate, necessitating the negative provisions. If we continue to experience low charge off amounts, further negative provisions will occur, however loan growth and asset quality changes may impact the provision expense.

Net Interest Income increased $402,000, or 1.4% compared to the first three quarters of 2015 even though the net interest margin decreased from 3.16% to 3.11% as the average earnings assets increased $43.3 million and the period was a day longer in 2016. The net interest margin decreased because the yield on earnings assets decreased more than the cost of interest bearing liabilities as interest rates remain at historically low levels. Non-interest income for the nine months increased $2,300,000, due to larger securities gains from bonds that were owned at discounts being called at par in the first three quarters of 2016 than in the first three quarters of 2015. Non-interest expenses decreased $1,386,000, as salaries, benefits, occupancy expenses, equipment expenses, Other Real Estate expenses, FDIC deposit insurance assessments, and insurance expenses decreased. These decreases were partially offset by increases in professional fees, EFT and ATM expenses, and other expenses. We completed a branch efficiency initiative that began in the fourth quarter of 2015, which contributed to the decreases in salaries, benefits, and occupancy expenses.

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

With respect to asset quality, our nonperforming assets (“NPAs”) decreased 7.3% during the quarter, from $26.1 million to $24.2 million, and total classified assets decreased 16.8% from $26.2 million to $21.8 million. Loan delinquencies increased from $6.4 million 30 days or more past due as of June 30, 2016 to $7.4 million as of September 30, 2016, the loan portfolio grew during the quarter, and the delinquency percentage only increased from 1.0% to 1.1% of the total loans. Over the last twelve months, NPAs decreased $9.6 million, or 28.3%, with nonperforming loans decreasing 28.8% from $31.6 million to $22.5 million, and Other Real Estate Owned (“OREO”) decreasing 22.7% from $2.2 million to $1.7 million. Total classified assets, which include internally classified watch list loans, other real estate, and watch list investment securities, decreased $15.3 million, or 41.1%. The amount required in the Allowance for Loan and Lease Losses (“ALLL”) decreased $3.6 million over the last four quarters because of the improvement in the quality of the assets in the loan portfolio and a decrease in the historical loss rates. The Company recorded a negative provision in order to decrease the ALLL to the required level. The ALLL is now 1.43% of loans, down from 2.08% at September 30, 2015. The ALLL is 41.80% of nonperforming loans (“NPLs”), compared to 39.55% at year end and 41.13% at September 30, 2015. In light of current economic conditions, we believe that this level of ALLL adequately estimates the potential losses in the loan portfolio.

Since December 31, 2015, total loans held for investment increased $38.5 million as new loan activity exceeded payments received and other reductions in the period. Even with the increase in loans, our pipeline of loans in process remained steady this quarter, and we expect new loan production to continue to exceed run off, resulting in an increase in loans outstanding in the fourth quarter of 2016.

Since December 31, 2015, deposits increased $15.1 million, borrowed funds and other liabilities decreased $14.7 million, and capital increased $0.3 million, and as a result our total assets increased $0.7 million, or 0.1%. The Company expects minimal deposit funding growth in the fourth quarter of 2016, as we have adequate liquidity to fund our anticipated loan growth without needing to actively grow deposits. The composition of deposits continues to change as customers move funds from maturing interest bearing time deposit accounts to low or no cost non maturity deposit accounts due to the low interest rate environment. As of September 30, 2016, deposits consisted of $157.4 million in certificates of deposit and IRAs with an average cost of 0.75%, $217.1 million in savings deposits with an average cost of 0.02%, $245.7 million in Money Market Deposit Accounts with an average cost of 0.13%, $274.4 million in interest bearing demand deposits with an average cost of 0.13%, and $285.8 million in non-interest bearing demand deposits. We do not expect significant changes in our deposit funding, and our expected loan growth will be primarily funded by reductions in our cash and investments. The total capital increased during the first three quarters of 2016 even though dividends exceeded earnings by $2.8 million and the company repurchased stock for $1.4 million due to the increase of $4.1 million in the Accumulated Other Comprehensive Income, which increased mainly due to the increase in the market value of securities available for sale. Capital increased at a slightly higher rate than assets, causing the capital to assets ratio to increase from 10.98% at December 31, 2015 to 10.99% at September 30, 2016.

Results of Operations – Third Quarter 2016 vs. Third Quarter 2015

Net Interest Income - A comparison of the income statements for the three months ended September 30, 2016 and 2015 shows an increase of $291,000, or 3.2%, in Net Interest Income. Interest income on loans increased $313,000 or 4.3% as the average loans outstanding increased $27.2 million and the average yield on loans increased from 4.59% to 4.60%. The average loans outstanding increased due to improving economic conditions and purchases of loan participations. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $282,000 even though the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $16.4 million because the yield decreased from 1.92% to 1.68%. The Company continues to maintain a high level of liquidity by keeping a large amount of funds in low yielding short term investments and deposits in the Federal Reserve Bank. The interest expense on deposits decreased $82,000 or 14.6% even though the average deposits increased $48.1 million because the average cost of deposits decreased from 0.20% to 0.16%. The average cost of deposits decreased because maturing time deposits are either resetting at lower rates or customers are moving the funds to non interest bearing demand deposit accounts or low cost non maturity deposits due to the low interest rate environment. The interest expense on borrowed funds decreased $178,000 as the final remaining borrowed funds were repaid in the second quarter of 2016.

Provision for Loan Losses - The Provision for Loan Losses decreased $500,000 compared to the third quarter of 2015 as a $700,000 credit to provision expense was recorded in the third quarter of 2016, compared to a $200,000 credit to provision expense recorded in the third quarter of 2015. We charged off $114,000 of principal while recovering $316,000 of previously charged off loans in the third quarter of 2016, for a net recovery total of $202,000, or 0.12% of loans, annualized. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to an improvement in portfolio risk indicators and a decrease in the historical charge off percentages, the amount of ALLL required at the end of the third quarter of 2016 decreased from $9,903,000 at June 30, 2016 to $9,405,000 as of September 30, 2016. Along with the $202,000 net recovery, this required us to record a credit of $700,000 to the provision expense. The allowance includes $1.8 million of specific allocations and $7.6 million of general allocations. The general allocation is based on the historical charge off experience of the previous 16 quarters. For the last several quarters, we have been replacing high charge off periods with low charge off periods in the calculation of our historical charge off rate, necessitating the negative provisions. If we continue to experience low charge offs, further negative provisions may continue to occur. However, significant growth in loans outstanding or deterioration of asset quality impact the provision expense.

Other Income – Non interest income increased $61,000, or 1.5% compared to the third quarter of 2015. Debit card income increased $127,000, or 21.4% due to increased non customer surcharge and interchange activity. Gains on securities transactions increased $71,000 due to large gains in the third quarter of 2016 that were the result of the bonds purchased at discounts being called at par. Due to the low interest rates, issuers continued to call and refinance their debt in the third quarter of 2016. We do not expect this activity and these gains to continue beyond the third quarter of 2016. Gains from other real estate activity decreased $40,000 due to a small loss in the third quarter of 2016 compared to some small gains in the third quarter of 2015. Origination fees on mortgage loans sold decreased $35,000 or 19.0% due to lower origination activity. Other non-interest income decreased $22,000, or 4.5%, primarily due to lower rental income on Other Real Estate.

Other Expenses – Total non-interest expenses decreased $192,000, or 2.1% compared to the third quarter of 2015. Salaries and Employee Benefits decreased $180,000, or 3.2%, as the number of full time equivalent employees decreased from 337 to 281 primarily due to an efficiency initiative in the fourth quarter of 2015 that resulted in the closing of 4 branch offices and the reduction of 43 staff positions. Occupancy expense increased $20,000, or 3.1% as higher maintenance costs exceeded the reduction in depreciation expense. Electronic Funds Transfer and Automated Teller Machine related expenses increased $126,000 due to increased debit card use and higher card reissuance costs. FDIC insurance assessments decreased $33,000 and bonding and other insurance decreased $85,000 as the termination of our informal agreement with the FDIC and Michigan Department of Insurance and Financial Services in 2015 resulted in decreases in rates.

As a result of the above activity, the Profit Before Income Taxes in the third quarter of 2016 was $5,280,000, an increase of $1,044,000 compared to the pre-tax profit of $4,236,000 in the third quarter of 2015. The Company recorded a federal income tax expense of $1,593,000 in the third quarter of 2016, reflecting an effective tax rate of 30.2%, compared to the tax expense of $1,230,000 in the third quarter of 2015, which reflected an effective rate of 29.0%. The increase in the effective tax rate was the result of the decrease in the percentage of operating income that was from municipal investments and bank owned life insurance. The Net profit for the third quarter of 2016 was $3,687,000, an increase of 22.7% compared to the net profit of $3,006,000 in the third quarter of 2015.

Results of Operations – Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

Net Interest Income - A comparison of the income statements for the nine months ended September 30, 2016 and 2015 shows an increase of $402,000, or 1.5%, in Net Interest Income. Interest income on loans decreased $59,000 or 0.3% as the average loans outstanding increased $11.9 million while the average yield on loans was decreased from 4.70% to 4.59%. The average loans outstanding increased due to improving economic conditions and purchases of loan participations. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $103,000 even though the average amount of investments, fed funds sold, and interest bearing balances due from banks increased $31.3 million as the yield decreased from 1.95% to 1.82%. The Company continues to maintain a very high liquidity position by keeping a large amount of funds in low yielding short term investments and deposits in the Federal Reserve Bank. The interest expense on deposits decreased $343,000 or 18.8% even though the average deposits increased $46.7 million because the average cost of deposits decreased from 0.22% to 0.17%. The average cost of deposits decreased because maturing time deposits are either resetting at lower rates or customers are moving the funds to non interest bearing demand deposit accounts due to the low interest rate environment. The interest expense on borrowed funds decreased $221,000 as the average amount of borrowed funds decreased $6.3 million.

Provision for Loan Losses - The Provision for Loan Losses decreased $200,000 compared to the first nine months of 2015 as a $1.2 million credit to provision expense was recorded in the first three quarters of 2016, compared to the $1.0 million credit to provision expense recorded in the first three quarters of 2015. We charged off $941,000 of principal while recovering $650,000 of previously charged off loans in the first three quarters of 2016, for a net charge off total of $291,000, or 0.06% of loans, annualized. In the first three quarters of 2015, recoveries exceeded charge offs, resulting in a net recovery of $788,000, or 0.17% of loans.

Other Income – Non interest income increased $2.3 million, or 20.2% compared to the first nine months of 2015. Gains on securities transactions increased $1,885,000 due to large gains in the first nine months of 2016 that were the result of the bonds purchased at discounts being redeemed at par. Due to the low interest rates, issuers continued to call and refinance their debt in the third quarter of 2016. We do not expect early redemption activity to continue to produce significant gains beyond the third quarter of 2016. Excluding gains and losses on securities and other real estate owned activity, non-interest income increased $228,000, or 2.0%. Wealth management income decreased $229,000 or 6.4% as the market value of assets managed decreased. Service charges and other fees on deposit accounts increased $84,000, or 2.7% as we added new features and benefits to our primary checking account product and instituted a monthly service fee. Debit card income increased $381,000, or 21.8% due to increased activity. Losses from other real estate activity improved $187,000 due to smaller losses and write downs of the carrying values properties in the first nine months of 2016 compared to the first nine months of 2015. Bank Owned Life Insurance income increased $78,000 due to a non-recurring cash surrender value adjustment in 2015.

Other Expenses – Total non-interest expenses decreased $1,386,000, or 4.8% compared to the first nine months of 2015. Salaries and Employee Benefits decreased $787,000, or 4.5%, as the number of full time equivalent employees decreased from 347 to 286 due to various efforts to reduce staffing in 2015, culminating in an efficiency initiative in the fourth quarter that resulted in the closing of 4 branch offices and the reduction of 43 staff positions. Occupancy expense decreased $72,000, or 3.5% due to lower utilities and maintenance costs, resulting from the efficiency initiative and the mild winter weather. Electronic Funds Transfer and Automated Teller Machine related expenses increased $464,000 due to increased debit card use, the reissuance of all of our debit cards with EMV chip cards in the first quarter of 2016, and an incentive payment received from a vendor in the first quarter of 2015. FDIC insurance assessments decreased $516,000 and other insurance decreased $206,000 as the termination of our informal agreement with the FDIC and Michigan Department of Insurance and Financial Services in 2015 resulted in decreases in the rates.

As a result of the above activity, the Profit Before Income Taxes in the first three quarters of 2016 was $15,628,000, an increase of $4,288,000 compared to the pre-tax profit of $11,340,000 in the first three quarters of 2015. The Company recorded a federal income tax expense of $4,705,000 in the first three quarters of 2016, reflecting an effective tax rate of 30.1%, compared to the tax expense of $3,272,000 in the first three quarters of 2015, which reflected an effective rate of 28.9%. The increase in the effective tax rate was the result of the decrease in the percentage of operating income that was from municipal investments and bank owned life insurance. The Net profit for the first three quarters of 2016 was $10,923,000, an increase of 35.4% compared to the net profit of $8,068,000 in the first three quarters of 2015.

Cash Flows

Cash flows provided by operating activities decreased $334,000 compared to the first nine months of 2015 even though the net income was $2,855,000 higher because most of the improvement in earnings was due to securities gains, which are classified as investing activities for cash flow reporting. The amount of cash used for investing activities decreased by $8.4 million from $23.4 million in the first nine months of 2015 to $15.0 million in the first nine months of 2016 due to the decrease in cash provided by financing activities in the first nine months of 2016 compared to the first nine months of 2015. The amount of cash provided by (used for) financing activities was $41.0 million lower in the first nine months of 2016 than it was in the first nine months of 2015 due to the repayment of a maturing repurchase agreement of $15.0 million, the payment of $13.7 in cash dividends on the common stock, the repurchase of 192,080 shares of common stock for $1.4 million, and the decrease of $$9.9 million in the deposit growth. In the first nine months of 2016, the cash used for investing and financing activities exceeded the cash provided by operating activities, and the amount of cash and cash equivalents decreased by $18.6 million during the period. In the first nine months of 2015, the cash provided by operations and financing activities exceeded the cash used for investing activities, resulting in an increase of $14.3 million in cash and cash equivalents during the nine months. We expect cash flows from redemptions of callable investment securities to decrease in the fourth quarter of 2016, and we plan to use some of the cash and the cash provided by operations to fund loan growth and investment security purchases, resulting in a reduction in our cash and cash equivalents by the end of the year.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of September 30, 2016, the Bank was not utilizing any of its authorized limit of $255 million with the Federal Home Loan Bank of Indianapolis, or its $20 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, or its $25 million federal funds line with a correspondent bank. The Company periodically draws on its overdraft and fed funds lines to ensure that funding will be available if needed.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first nine months of 2016 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $147.7 million at September 30, 2016 and $147.3 million at December 31, 2015. Common stock decreased $1.0 million due to the repurchase of 192,080 shares, partially offset by issuance of stock under compensation programs and for our Employee Stock Purchase Plan. Retained earnings decreased $2.8 million as the year to date profit of $10.9 million was exceeded by the payment of $13.7 million in cash dividends on the common stock, and the Accumulated Other Comprehensive Income (AOCI) increased $4.1 million due to an increase in the value of our securities that are classified as Available For Sale. Total equity increased $0.3 million while total assets increased $0.7 million, so the ratio of equity to assets increased from 10.98% at December 31, 2015 to 10.99% at September 30, 2016.

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

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of September 30, 2016:
Total Capital to Risk-Weighted Assets
Consolidated	$151,340	18.34%	$82,523	10.0%
Monroe Bank & Trust	149,925	18.19%	82,441	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	141,546	17.15%	66,019	8.0%
Monroe Bank & Trust	140,131	17.00%	65,953	8.0%
Common Equity Tier 1 Capital to
Risk-Weighted Assets
Consolidated	141,546	17.15%	53,640	6.5%
Monroe Bank & Trust	140,131	17.00%	53,587	6.5%
Tier 1 Capital to Average Assets
Consolidated	141,546	10.62%	66,665	5.0%
Monroe Bank & Trust	140,131	10.52%	66,627	5.0%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Capital to Risk-Weighted Assets
Consolidated	$154,718	19.79%	$78,163	10.0%
Monroe Bank & Trust	153,026	19.59%	78,107	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	144,857	18.53%	62,531	8.0%
Monroe Bank & Trust	143,175	18.33%	62,485	8.0%
Common Equity Tier 1 Capital to
Risk-Weighted Assets
Consolidated	144,857	18.53%	50,806	6.5%
Monroe Bank & Trust	143,175	18.33%	50,769	6.5%
Tier 1 Capital to Average Assets
Consolidated	144,857	11.04%	65,625	5.0%
Monroe Bank & Trust	143,175	10.91%	65,602	5.0%

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first nine months of 2016, the Bank’s interest rate risk has remained within its policy limits.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a stock repurchase program which it publicly announced on January 28, 2016. On that date, the Board of Directors authorized the repurchase of 2 million of the Company’s common shares, which authorization commenced on February 1, 2016 and will expire on January 31, 2018. The following table summarizes the open-market and privately negotiated stock repurchase activity of the Company during the three months ended September 30, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	-	$-	-	1,807,920
August 1, 2016 - August 31, 2016	-	$-	-	1,807,920
September 1, 2016 - September 30, 2016	-	$-	-	1,807,920
Total	-	$-	-

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

 .

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2016.

3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.

31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

MBT Financial Corp.
(Registrant)

November 9, 2016	By	/s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President &
Chief Executive Officer

November 9, 2016	By	/s/ John L. Skibski
Date	John L. Skibski
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document