Form 10-K
period 2016-12-31
MBT FINANCIAL CORP
filed 2017-03-10
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑

As of June 30, 2016, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $140.9 million based on the closing sale price as reported on the NASDAQ Global Select system.

As of March 10, 2017, there were 22,856,143 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders of MBT Financial Corp. to be held on May 4, 2017 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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

The Bank’s primary market area is Monroe County, Michigan. According to the most recent market data, there are ten deposit taking/lending institutions competing in the Bank’s market. According to the most recent FDIC Deposit Market Share Report, the Bank ranks first in deposit market share in Monroe County with 50.97% of the market. In 2001, the Bank began expanding into Wayne County, Michigan, and currently ranks fourteenth out of twenty-five institutions operating in Wayne County with a market share of 0.30%. For the combined Monroe and Wayne County market, the Bank ranks seventh of twenty-six institutions with a market share of 2.15%.

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

Basel III

Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, which was fully implemented January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019. In July 2013, the Federal Reserve Board released final rules regarding implementation of the Basel III regulatory capital rules for U.S. banking organizations. The final rules address a significant number of outstanding issues and questions regarding how certain provisions of Basel III are proposed to be adopted in the United States. Key provisions of the rules include the total phase-out from Tier 1 capital of trust preferred securities with grandfathering for bank holding companies with less than $15 billion in assets, a capital conservation buffer of 2.5% above minimum capital ratios, inclusion of accumulated other comprehensive income in Tier 1 common equity, inclusion in Tier 1 capital of perpetual preferred stock, and an effective minimum Tier 1 common equity ratio of 7.0%.

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

Loans to One Borrower. Michigan law provides that a Michigan commercial bank may not provide loans or extensions of credit to a person in excess of 15% of the capital and surplus of the bank. The limit, however, may be increased to 25% of capital and surplus if approval of two-thirds of the Bank’s board of directors is granted. At December 31, 2016, the Bank’s regulatory limit on loans to one borrower was $15.090 million or $25.150 million for loans approved by two-thirds of the Board of Directors. If the Michigan DIFS determines that the interests of a group of more than one person, co-partnership, association or corporation are so interrelated that they should be considered as a unit for the purpose of extending credit, the total loans and extensions of credit to that group are combined. At December 31, 2016, the Bank did not have any loans with one borrower that exceeded its regulatory limits.

At December 31, 2016, loans that had high loan to value ratios at origination were quantified by management and represented less than 10% of total outstanding loans as of the balance sheet date. Additionally, management quantified all loans (mortgage, consumer and commercial) that required interest only payments as of the balance sheet date and determined that these types of loans were less than 10% of total loans outstanding at December 31, 2016. Based on these facts, management concluded no concentrations of credit risk existed at December 31, 2016.

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

Federal law also affects the ability of a Michigan commercial bank to pay dividends. The FDIC’s prompt corrective action regulations prohibit an insured depository institution from making capital distributions, including dividends, if the institution has a regulatory capital classification of “undercapitalized,” or if it would be undercapitalized after making the distribution. The FDIC may also prohibit the payment of dividends if it deems any such payment to constitute an unsafe and unsound banking practice. In addition, the Basel III capital rules include a capital conservation buffer that prohibits or limits the dividends a bank can pay if its risk-based capital ratios fall below certain thresholds.

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

Capital Requirements. Under FDIC regulations, federally-insured state-chartered banks that are not members of the Federal Reserve (“state non-member banks”), such as the Bank, are required to comply with minimum leverage capital requirements. The minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 4%.Tier 1 capital is principally composed of the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships). As of December 31, 2016, the Tier 1 capital to average total assets ratio for the Bank was 10.75%.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized"), and all institutions are assigned one such category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. At December 31, 2016, the Bank’s regulatory capital classification was “well capitalized.”

For further discussion regarding the Corporation’s regulatory capital requirements, see Note 13 to the 2016 Consolidated Financial Statements. In addition, for a discussion of changes in the regulatory capital requirements which went into effect on January 1, 2015, see the section of this item captioned “Supervision and Regulation – Regulatory Reform – Basel III,” above.

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

Federal Home Loan Bank. The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”), one of the 12 regional Federal Home Loan Banks. The FHLBI provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLBI, is required to acquire and hold shares of capital stock in the FHLBI in an amount equal to at least 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLBI, whichever is greater. The Bank was in compliance with this requirement and its investment in FHLBI stock at December 31, 2016 was $4.1 million. The FHLB Banks function as a central reserve bank by providing credit for financial institutions throughout the United States. Advances are generally secured by eligible assets of a member, which include principally mortgage loans and obligations of, or guaranteed by, the U.S. government or its agencies. Advances can be made to the Bank under several different credit programs of the FHLBI. Each credit program has its own interest rate, range of maturities and limitations on the amount of advances permitted based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

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

Employees

MBT Financial Corp. has no employees other than its three officers, each of whom is also an employee and officer of Monroe Bank & Trust and who serve in their capacity as officers of MBT Financial Corp. without compensation. As of December 31, 2016, Monroe Bank & Trust had 271 full-time employees and 13 part-time employees. Monroe Bank & Trust provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services, and a 401(k) plan.

Executive Officers of the Registrant

NAME	AGE	POSITION
H. Douglas Chaffin	61	President & Chief Executive Officer
Donald M. Lieto	61	Executive Vice President, Continuity and Integration of Acquisitions Director, Monroe Bank & Trust
Scott E. McKelvey	57	Executive Vice President, Wayne County President & Strategic Support Director, Monroe Bank & Trust Secretary, MBT Financial Corp
Audrey Mistor	59	Executive Vice President, Wealth Management Group & MBTeam Mentorship Director, Monroe Bank and Trust
Thomas G. Myers	60	Executive Vice President, Chief Lending Manager & MBTeam/CARE Sales Director, Monroe Bank & Trust
John L. Skibski	52	Executive Vice President - Chief Financial Officer & Risk Management Director, Monroe Bank & Trust; Treasurer, MBT Financial Corp

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

H. Douglas Chaffin was President & Chief Executive Officer of the Bank and the Company in each of the last five years. Donald M. Lieto was Executive Vice President, Senior Administration Manager in 2012-2015 and became Executive Vice President, Continuity and Integration of Acquisitions Director in 2016. Scott E. McKelvey was Executive Vice President, Senior Wealth Management Officer in 2012-2013, became Executive Vice President, Regional President Wayne County in 2013, and became Executive Vice President, Wayne County President & Strategic Support Director in 2016. McKelvey was Secretary of the Company in each of the last five years. Audrey Mistor was Senior Vice President, Community President in 2012-2013, became Executive Vice President, Wealth Management Group Manager in 2013, and became Executive Vice President, Wealth Management Group and MBTeam Mentorship Director in 2016. Thomas G. Myers was Executive Vice President & Chief Lending Manager in 2012-2015 and became Executive Vice President, Chief Lending Manager & MBTeam/CARE Sales Director in 2016. John L. Skibski was Executive Vice President & Chief Financial Officer in 2012-2015 and became Executive Vice President – Chief Financial Officer and Risk Management Director in 2016. Skibski was Treasurer of the Company in each of the last five years.

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

Southeast Michigan and the United States as a whole went through a prolonged downward economic cycle that began in 2007. Significant weakness in market conditions adversely impacted all aspects of the economy including our business. In particular, dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, negatively impacted the credit performance of construction loans, which resulted in significant write-downs of assets by many financial institutions. Business activity across a wide range of industries and regions was greatly reduced, and local governments and many businesses experienced serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. In addition, unemployment has been high throughout this period. The business environment was adverse for many households and businesses in the Southeast Michigan market, United States, and worldwide.

Overall, during the lengthy recession, the general business environment had an adverse effect on our business. There have been recent improvements in general economic conditions in our market, with evidence of stabilizing home prices and a reduction in unemployment levels, however, there can be no assurance that the environment will continue to improve in the near term. Unemployment levels have improved significantly, but housing values remain low in some areas. Consequently, particularly in Michigan, which was one of the most adversely impacted states in the United States by the recent recession, there can be no assurance that the economic conditions will continue to improve. Furthermore, a worsening of economic conditions would likely have adverse effects on us and others in the financial institutions industry. Continued market stress could have a materially adverse effect on the credit quality of the Bank’s loans and, therefore, our financial condition and results of operations.

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

We attempt to maintain an appropriate allowance for loan losses to provide for potential inherent losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors including, among others, the ongoing review and grading of the loan portfolio, consideration of our past loan loss experience as well as that of the banking industry, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual credits, and other qualitative and quantitative factors which could affect probable credit losses. We determine the amount of the allowance for loan losses by considering these factors and by using estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on our historical loss experience with additional qualitative factors for various issues, and allocation of specific reserves for special situations that are unique to the measurement period with consideration of current economic trends and conditions, all of which are susceptible to significant change. As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. Although we believe the level of the allowance for loan losses is appropriate as recorded in the consolidated financial statements, because current economic conditions are uncertain and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. Management is of the opinion that the Allowance for Loan Losses of $8,458,000 as of December 31, 2016 was adequate.

Our loan portfolio is collateralized predominantly by real estate.

A substantial portion of the Bank’s loan portfolio is sensitive to real estate values. The declines in the market value of real estate that occurred during the most recent national and regional decline during the 2008 – 2010 timeframe resulted in significant increases in delinquencies and losses on certain segments of our portfolio. While the real estate market has stabilized and is no longer experiencing the rapid decreases in value and increases in inventory of foreclosed properties that occurred during 2008 – 2010 timeframe, there remain substantial risks associated with real estate collateral values, particularly in the Bank’s primary market in Southeast Michigan. As of December 31, 2016, more than 75% of the Bank’s loan portfolio was secured by real estate.

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

In response to market conditions and other economic factors, the Bank may utilize alternative sale strategies other than orderly dispositions as part of its OREO disposition strategy, such as immediate liquidation sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from estimates used to determine the fair value of the Bank’s OREO properties. As of December 31, 2016, the Bank’s OREO portfolio was valued at $1.6 million.

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

Recent economic conditions, particularly in the financial markets, resulted in government regulatory agencies placing increased focus on and scrutiny of the financial services industry. The U.S. government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis, by introducing various actions and passing legislation such as the Dodd-Frank Wall Street Reform and Consumer Protection Act. Such programs and legislation subject us and other financial institutions to restrictions, oversight and/or costs that may have an impact on our business, financial condition, results of operations, or the price of our common stock.

New proposals for legislation, regulations, and regulatory reform continue to be introduced that could further substantially change the regulation of the financial services industry. We cannot predict whether any pending or future legislation will be adopted or the substance and impact of any such new legislation. Additional regulation could affect us in a substantial way and could have an adverse effect on the Bank’s and our business, financial condition, and results of operations.

The new Basel III Capital Standards may have an adverse effect on us.

In July 2013, the Federal Reserve Board released its final rules which will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the final rule, minimum requirements increased for both the quality and quantity of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets that will apply to all supervised financial institutions. The rule also, among other things, raises the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banking organizations. The new capital rules require us to maintain higher levels of capital, and we were required to begin transitioning to the new rules on January 1, 2015.

If the concentration level of the Bank’s commercial real estate loan portfolio increases, we may be subject to additional regulatory scrutiny.

The FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm non-residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital and increased by 50% or more during the prior 36 months. The joint guidance requires heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing. As of December 31, 2016, the Bank did not meet the level of concentration in commercial real estate lending activity that would indicate a need under the regulatory guidance for increased risk assessment.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters, and Issuer Purchases of Equity Securities

Common stock consists of 22,777,882 shares with a book value of $6.20. The common stock is traded on the NASDAQ Stock Market under the symbol MBTF. Below is a schedule of the high and low trading price for the past two years by quarter, as reported in the consolidated transaction reporting system. These prices represent those known to Management, but do not necessarily represent all transactions that occurred.

	2016		2015
	High	Low	High	Low
1st quarter	$8.48	$6.61	$5.80	$4.83
2nd quarter	$9.08	$6.96	$5.98	$5.34
3rd quarter	$9.47	$7.76	$6.59	$5.65
4th quarter	$12.25	$8.20	$6.88	$6.01

Dividends declared during the past three years on a quarterly basis were as follows:

	2016	2015	2014
1st quarter	$0.53	$-	$-
2nd quarter	$0.03	$-	$-
3rd quarter	$0.04	$-	$-
4th quarter	$0.04	$-	$-

As of December 31, 2016, the number of holders of record of the Corporation’s common shares was 1,044.

The payment of future cash dividends is at the discretion of the Board of Directors and is subject to a number of factors, including applicable regulatory restrictions, results of operations, general business conditions, growth, financial condition, and other factors deemed relevant. On January 30, 2017 the Corporation’s Board of Directors approved payment of a $0.05 per share quarterly dividend and a $0.70 per share special dividend. The Corporation intends to continue to pay quarterly dividends.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
MBT Financial Corp.	100.00	211.61	380.36	445.54	609.82	1097.58
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
NASDAQ Bank	100.00	119.19	171.31	177.42	191.53	265.56
SNL U.S. Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56
MBT Peer Group 2016*	100.00	196.03	232.85	215.56	273.98	398.15

Item 6. Selected Financial Data

The selected financial data for the five years ended December 31, 2016 are derived from the audited Consolidated Financial Statements of the Corporation. The financial data set forth below contains only a portion of our financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Selected Consolidated Financial Data

Dollar amounts are in thousands, except per share data	2016	2015	2014	2013	2012
Consolidated Statements of Income
Interest Income	$39,859	$40,041	$38,539	$39,238	$44,535
Interest Expense	2,236	3,066	3,838	6,037	9,886
Net Interest Income	37,623	36,975	34,701	33,201	34,649
Provision for Loan Losses	(2,200)	(3,000)	(500)	2,200	7,350
Net Interest Income after Provision for Loan Losses	39,823	39,975	35,201	31,001	27,299
Other Income	17,513	15,327	13,353	15,931	16,437
Other Expenses	36,598	38,200	38,667	39,508	38,694
Income (Loss) before provision for (benefit from) Income Taxes	20,738	17,102	9,887	7,424	5,042
Provision for (benefit from) Income Taxes	6,237	5,020	2,572	(18,113)	(3,503)
Net Income (Loss)	$14,501	$12,082	$7,315	$25,537	$8,545

Per Common Share
Basic Net Income	$0.64	$0.53	$0.33	$1.43	$0.49
Diluted Net Income	0.63	0.53	0.33	1.41	0.49
Cash Dividends Declared	0.64	-	-	-	-
Book Value at Year End	6.20	6.46	5.92	5.37	4.80

Average Common Shares Outstanding	22,802,325	22,742,476	22,109,911	17,882,070	17,332,012

Consolidated Balance Sheets (Year End)
Total Assets	$1,357,283	$1,342,313	$1,278,657	$1,222,682	$1,268,595
Total Investments	551,902	547,789	513,326	440,407	443,158
Total Loans	652,337	617,308	610,332	597,590	627,249
Allowance for Loan Losses	8,458	10,896	13,208	16,209	17,299
Deposits	1,199,717	1,165,393	1,111,811	1,069,718	1,048,830
Borrowings	-	15,000	15,000	27,000	122,000
Total Shareholders' Equity	141,114	147,341	134,536	110,608	83,574

Selected Financial Ratios
Return on Average Assets	1.08%	0.93%	0.59%	2.12%	0.69%
Return on Average Equity	10.13%	8.67%	6.00%	28.78%	11.03%
Net Interest Margin	3.07%	3.11%	3.11%	2.98%	3.02%
Dividend Payout Ratio	100.00%	0.00%	0.00%	0.00%	0.00%
Allowance for Loan Losses to Period End Loans	1.30%	1.77%	2.16%	2.71%	2.75%
Allowance for Loan Losses to Non Performing Loans	44.92%	39.55%	36.74%	28.84%	24.78%
Non Performing Loans to Period End Loans	2.88%	4.46%	5.89%	9.39%	11.10%
Net Charge Offs to Average Loans	0.04%	-0.11%	0.42%	0.54%	1.65%

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

The national economic recovery continued in 2016, and due to improvement in the domestic auto industry and increased economic diversity in the region, the economic conditions in southeast Michigan improved significantly. Local and state unemployment rates decreased, and real estate values and new construction and real estate development activity increased. A significant objective again this year was improvement in our asset quality. The stronger economic environment benefited our loan customers, and also provided us with opportunities to upgrade problem assets and generate new loan assets. Our total classified assets, which include non-accrual and internally classified problem loans, other real estate owned, and classified investment securities, decreased $14.3 million, or 46.2% during 2016. Although shareholders’ equity decreased $6.2 million, or 4.2% in 2016, the reduction in classified assets caused the vitally important classified assets to capital ratio to improve from 20.1% at the end of 2015 to 11.0% at the end of 2016. The significant improvement in our asset quality over the past year and the decrease in our historical charge off rates allowed us to decrease our Allowance for Loan and Lease Losses (ALLL) from $10.9 million to $8.5 million in 2016. The portfolio of loans held for investment increased $35.0 million during the year, and the ALLL as a percent of loans decreased from 1.77% to 1.30%. Local property values and the unemployment rate have improved over the past three years and the pace of the recovery in our local markets was strong in 2016. We will continue our efforts on improving asset quality in 2017, and we also plan to increase our focus on growing our loan portfolio, improving our net interest margin, increasing revenue, and managing expenses.

Net Interest Income increased $648,000 in 2016 compared to 2015 as the average earning assets increased $37.1 million, or 3.1% while the net interest margin decreased from 3.11% to 3.07%. The provision for loan losses increased from a reversal of $3.0 million in 2015 to a reversal of $2.2 million in 2016. Decreases in the historical loss rates, improvements in the risk classifications of loans, and a reduction in the amount of specific allocations during 2016 decreased the amount of ALLL required. As a result, we reduced the ALLL by $2.4 million by recording a provision reversal of $2.2 million and net charge offs of $0.2 million. Non-interest income increased $2.2 million or 14.3%, primarily due to improvements in debit card income, and gains and losses on securities transactions and other real estate owned. Excluding securities and OREO activity, non-interest income increased $234,000 or 1.5%. Non-interest expenses decreased $1.6 million, or 4.2% due to lower FDIC insurance assessments, which decreased due to a reduction in our assessment rate, lower insurance costs due to our improved financial condition, and lower OREO expenses, which decreased due to the reduction in the amount of properties owned. We completed an efficiency initiative in the fourth quarter of 2015, which caused a decrease in salaries, benefits, and occupancy expenses in 2016. Federal Income Tax expense increased $1.2 million in 2016 due to the $3.6 million increase in income before the provision for income taxes.

Critical Accounting Policies - The Bank’s Allowance for Loan Losses is a “critical accounting estimate” because it is an estimate that is based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Corporation’s financial condition. These assumptions include, but are not limited to, collateral values and the effect of economic conditions on the financial condition of the Bank’s borrowers. To determine the Allowance for Loan Losses, the Bank estimates losses on all loans that are not classified as non-accrual or renegotiated by applying historical loss rates, adjusted for environmental factors, to those loans. This portion of the analysis utilizes the loss history for the most recent sixteen quarters, adjusted for qualitative factors including recent delinquency rates, real estate values, and economic conditions. In addition, all loans over $250,000 that are nonaccrual and all loans that are renegotiated are individually tested for impairment. Impairment exists when the carrying value of a loan is greater than the realizable value of the collateral pledged to secure the loan or the present value of the cash flow of the loan. Any amount of monetary impairment is included in the Allowance for Loan Losses. Management is of the opinion that the Allowance for Loan Losses of $8,458,000 as of December 31, 2016 was adequate.

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

Recent Accounting Pronouncements – No recent accounting pronouncements are expected to have a significant impact on the Corporation’s financial statements. Accounting Standards Update 2015-14 (ASU 2015-14), “Revenue from Contracts with Customers (Topic 606)” was issued in August 2015. ASU 2015-14 adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 does not apply to financial instruments. ASU 2015-14 is effective for public entities for reporting periods beginning after December 15, 2017 (therefore, for the year ending December 31, 2018 for the Corporation). Early implementation is permitted only as of annual periods beginning after December 15, 2016, including interim periods within that period. Management does not expect the standard will have a significant effect on the Corporation’s consolidated financial statements, however the exact effect is still being determined.

Accounting Standards Update 2016-01 (ASU 2016-01), “Recognition and Measurement of Financial Assets and Financial Liabilities” was issued in January, 2016. The ASU covers various changes to the accounting, measurement, and disclosures related to certain financial instruments, including requiring equity investments to be accounted for at fair value with changes recorded through earnings, the use of the exit price when measuring fair value, and disaggregation of financial assets and liabilities by category for disclosure purposes. The new guidance will be effective for the Company's year ending December 31, 2018. Early adoption is permitted as early as periods ending after December 31, 2017 with some additional options for early application. The Company does not believe adopting the provisions of ASU No. 2016-01 in the future will have a material impact on the consolidated financial statements. The Company has not yet quantified the impact of the change.

Accounting Standards Update 2016-13 (ASU 2016-13), “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” was issued in June, 2016. The ASU includes increased disclosures and various changes to the accounting and measurement of financial assets including the Company’s loans and available-for-sale and held-to-maturity debt securities. Each financial asset presented on the balance sheet would have a unique allowance for credit losses valuation account that is deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU also eliminate the probable initial recognition threshold in current GAAP and instead, reflect an entity’s current estimate of all expected credit losses using reasonable and supportable forecasts. The new credit loss guidance will be effective for the Company's year ending December 31, 2020. Upon adoption, the ASU will be applied using a modified retrospective transition method to the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Early adoption for all institutions is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard will have a significant effect on the Company's consolidated financial statements as credit losses will be accelerated with the elimination of the probable threshold for initial recognition.

Results of Operations

Comparison of 2016 to 2015 – The Company reported a Net Profit of $14.5 million in 2016, compared to the Net Profit of $12.1 million in 2015. The increase of $2.4 million was the result of improvements in net interest income, non-interest income, and non-interest expense. These improvements were slightly offset by an increase in the provision for loan losses, which reflected a smaller reversal that in 2015, and the Income Before Provision for Taxes increased $3.6 million, or 21.3%. The primary source of earnings for the Bank is its net interest income, which increased $648,000, or 1.8% compared to 2015. Net interest income increased even though the net interest margin decreased from 3.11% to 3.07% as the average earning assets increased $37.1 million, or 3.1%. Interest rates remained near historically low levels throughout 2016, which caused the yield on earning assets to decrease 11 basis points in 2016. The low rates caused a decrease in the cost of funds, as maturing high cost borrowed funds and certificates of deposit funds were replaced with lower cost non-maturity deposits such as savings, demand, and money market deposit accounts. This resulted in a 9 basis point decrease in the cost of interest bearing liabilities. Interest income decreased $182,000 during 2016 as the yield on earning assets decreased from 3.36% to 3.25%, while the amount of average earning assets increased from $1.190 billion to $1.227 billion. Interest expense decreased $830,000 compared to 2015 even though the average amount of interest bearing liabilities increased $3.5 million because the cost of the interest bearing liabilities decreased from 0.34% in 2015 to 0.25% in 2016. The decrease in the interest expense was due to the reductions in the amount of funds borrowed under repurchase agreements and the amount of customer Certificates of Deposit and the cost of those certificates. During the prolonged low interest rate environment, customers have been moving maturing CD funds to lower cost transaction accounts.

The Provision for Loan Losses increased from a reversal of $3.0 million in 2015 to a reversal of $2.2 million in 2016 as the amount of net charge offs increased from a net recovery of $688,000 in 2015 to a net loss of $238,000 in 2016, and the amount of Allowance for Loan Losses required decreased $2.4 million. The Allowance as a percent of loans decreased from 1.77% as of December 31, 2015 to 1.30% as of December 31, 2016 as the Allowance decreased by 22.4% and the loan portfolio increased by 5.7%.

Other Income increased 14.3% from $15.3 million in 2015 to $17.5 million in 2016. Wealth Management income decreased $275,000, or 5.8%, mainly due to our exit from the 401(k) business. We exited this business because we could not achieve the scale of operation required to cover the rising costs and provide an acceptable return. Debit Card income increased $393,000, or 16.1% due to increased debit card usage. Income from securities transactions improved $1,753,000 because the Bank realized gains on bonds owned at discounts that were called at par in 2016. Losses on sales of Other Real Estate decreased $199,000 as real estate values continued to improve in southeast Michigan in 2016, resulting in less write downs and losses on sales. Rental income on OREO properties decreased $190,000, or 87.6% due to the reduction in rent producing OREO assets.

Other expenses decreased $1.6 million, or 4.2% in 2016 compared to 2015. Salaries and benefits expense decreased $652,000, or 2.8% as an efficiency initiative in the fourth quarter of 2015 resulted in a decrease in the number of full time equivalent employees. The impact of the initiative was partially offset by higher stock based compensation expense and higher incentive compensation expense. EFT/ATM expenses increased $459,000, or 81.5% due to increased customer use of debit cards and electronic payments. Expenses of Other Real Estate Owned decreased $224,000, or 60.2% primarily due to lower property taxes due to the reduction in properties owned. FDIC insurance assessments decreased $663,000, or 53.9% as our assessment rate decreased in the third quarter of 2016. Other insurance decreased $289,000, or 33.4% due to the termination of the informal agreement with our regulators in 2015.

The Company’s net income for 2016, before provision for income taxes, was $20.7 million, an increase of $3.6 million compared to the pretax income of $17.1 million in 2015. In 2016 we recorded a federal income tax expense of $6.2 million, reflecting an effective tax rate of 30.1%. In 2015 we recorded a tax expense of $5.0 million, reflecting an effective tax rate of 29.4%. The higher effective tax rate in 2016 was due to the decrease in the portion of pretax income that was from nontaxable sources, primarily consisting of municipal investments and Bank Owned Life Insurance. The net income in 2016 was $14.5 million, an increase of $2.4 million compared to the net income of $12.1 million in 2015.

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

Interest Rates and Selected Ratios - Earnings for the Bank are usually highly reflective of the Net Interest Income. The Federal Open Market Committee (FOMC) of the Federal Reserve maintained the fed funds rate target in the range of 0-0.25% from 2008 until increasing it slightly, to 0.25-0.50% in December, 2015, and then again to 0.50-0.75% in December, 2016. Due to continued high unemployment and the absence of inflation, the Fed extended its Quantitative Easing (QE) program through 2012 in an attempt to keep longer term market rates low and encourage borrowing, which reduced the slope from the yield curve. Labor markets began to gain strength in 2012, continuing through 2013, and the fed began to taper its securities purchases in 2013, which caused an increase in longer term market interest rates and an increase in the slope of the yield curve in the second half of 2013. Although the Fed concluded its QE purchases in 2014, global economic uncertainty increased demand for US Treasury securities, and longer term rates began to drop, flattening the yield curve throughout 2015 and into 2016. Increased optimism about the economy and corporate earnings resulted in higher longer term rates and a steepening of the yield curve late in 2016. Loan and investment yields follow long term market yields, and the yield on our loans decreased from 4.74% in 2014 to 4.67% in 2015 and 4.59% in 2016. The yields on our investment securities decreased from 1.96% in 2014 to 1.94% in 2015 and 1.80% in 2016. As a result of the low interest rate environment and increasing loan demand, we are maintaining our investment portfolio in shorter duration securities and cash reserves. This liquidity helped us fund loan growth and will benefit earnings when interest rates increase, but it is contributing to our low investment portfolio yield. Funding costs are more closely tied to the short term rates, and the average cost of our deposits decreased from 0.29% in 2014 to 0.21% in 2015 and 0.16% in 2016. The cost of borrowed funds was 3.56% in 2014, but increased to 4.71% in 2015 and 4.73% in 2016 after the maturity of some lower cost borrowed funds. The last remaining borrowed funds matured in June, 2016. As a result of the slowly changing interest rate environment and minimal changes in the yields and costs on our balance sheet, our net interest margin was 3.11% in 2014 and 2015, and then decreasing to 3.07% in 2016. The average cost of interest bearing deposits was 0.21%, 0.26%, and 0.36%, for 2016, 2015, and 2014, respectively. The following table shows selected financial ratios for the same three years.

	2016	2015	2014
Return on Average Assets	1.08	0.93%	0.59%
Return on Average Equity	10.13	8.67%	6.00%
Dividend Payout Ratio	100.00	0.00%	0.00%
Average Equity to Average Assets	10.69	10.70%	9.90%

Balance Sheet Activity – Compared to 2015, the total assets of the Company increased $15.0 million, or 1.1%. The increase was funded by the growth of $34.3 million in deposit funding, which was partially offset by the $15.0 million decrease in non-deposit borrowed funding and the reduction of $6.2 million in capital. Loan demand continued to improve in 2016, but it was mitigated by principal reductions of problem loans during the year, and total loans held for investment increased $35.0 million, or 5.7%. We expect the loan portfolio to continue to increase during 2017. Loans grew more than deposits, and with the decrease in non-deposit funding, the loan growth was funded by decreases in cash and investment securities. The investment portfolio primarily consists of mortgage backed securities issued by GNMA, and debt securities issued by U.S. government agencies and states and political subdivisions. We plan to increase our loan growth in 2017, so we continue to hold a large amount of our excess funds in cash and cash equivalents instead of fully investing it in securities. Capital decreased $6.2 million, almost entirely due to the increase of $5.2 million in accumulated other comprehensive loss (AOCL) that was caused by an increase in the unrealized losses on our available for sale investment securities. The increase in AOCL was caused by a reduction in the market values of securities available for sale.

Asset Quality - The Company uses an internal loan classification system as a means of tracking and reporting problem and potential problem credit assets. Loans that are rated 10 to 45 are considered “pass” or high quality credits, loans rated 50 to 55 are “watch” credits, and loans rated 60 and higher are “problem assets”, which includes nonperforming loans. Classified assets include all problem loans, Other Real Estate Owned (OREO), and sub investment grade securities. Asset quality began to deteriorate along with economic conditions in 2007. Improving asset quality has been our primary focus since then, and the amount of classified assets decreased $14.3 million, or 46.2%, from $30.9 million to $16.6 million during 2016. The reduction in classified assets was accomplished through the combination of sales and write downs netting a reduction of $749,000 in OREO, and a $13.5 million reduction in classified loans that was the result of sales, payments, and loan rating upgrades. The reduction in classified assets improved the classified assets to capital ratio from 20.1% as of December 31, 2015 to 11.0% as of December 31, 2016. We will continue to emphasize asset quality improvement in 2017, but we expect the rate of improvement to decrease.

The Company monitors the Allowance for Loan and Lease Losses (ALLL) and the values of the OREO each quarter, making adjustments when necessary. We believe that the ALLL adequately provides for the losses in the portfolio and that the reported OREO value is accurate as of December 31, 2016. Loans that were past due decreased from $8.3 million, or 1.35% of loans, as of December 31, 2015 to $5.7 million, or 0.88% of loans as of December 31, 2016. Delinquency is one of the indications of potential problems with a loan, and this decrease in delinquencies may be an indication that the classified asset level will continue to improve in 2017. We expect the recovery of the national and local economic environment to continue in 2017. This may result in continued improvement in asset quality, and we expect a small provision for loan losses will be required to maintain an adequate ALLL in 2017.

Cash Flow – Cash flows provided by operating activities increased $1.4 million compared to 2015, mainly due to the increase of $2.4 million in the net income. The amount of cash used for investing activity increased $5.1 million, from $41.6 million in 2015 to $46.7 million in 2016. The amount of cash received from maturities, redemptions, and sales of investment securities increased $118.1 million as the low interest rate environment caused an increase in the amount of bonds called prior to maturity. However, the amount of cash used to purchase investment securities increased $93.8 million, from $281.5 million in 2015 to $375.3 million in 2016 as we moved cash from low yielding deposits at the Federal Reserve Bank into short term, Available For Sale securities in order to increase yield. Also, the amount of cash used to increase loans increased $27.1 million, from $8.2 million in 2015 to $35.3 million in 2016. Cash flows provided by financing activity decreased $50.5 million in 2016 as deposits increased $19.3 million less in 2016 , $15.0 million was used to repay maturing borrowed funds, and the resumption of dividend payments used $14.6 million in 2016. Finally, the Company used $1.4 million of cash to repurchase 192,080 shares of its common stock in 2016 as part of its capital management plan. The Company is authorized to repurchase up to 1.8 million shares of stock until January 31, 2018, if it determines that would be the appropriate use of its capital. As a result of the above activity, total cash and cash equivalents decreased $26.8 million in 2016 as the Company deployed some of its cash held at the Federal Reserve into higher yielding assets. Management believes that the Bank has adequate cash to fund its anticipated loan growth and deposit activity in 2017.

Liquidity and Capital - The Corporation has maintained sufficient liquidity to allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, a Federal funds line that has been established with a correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of December 31, 2016, the Bank utilized none of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and none of its $25 million federal funds line with its correspondent bank.

Total stockholders’ equity of the Corporation was $141.1 million at December 31, 2016 and $147.3 million at December 31, 2015. The stockholders’ equity decreased $6.2 million during the year and the ratio of equity to assets decreased from 10.98% as of December 31, 2015 to 10.40% as of December 31, 2016. Federal bank regulatory agencies issued new capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, Common Equity Tier One Capital, and Leverage Capital. These regulatory standards became effective January 1, 2015 and require banks to maintain a Tier 1 Leverage ratio of at least 4%, a Common Equity Tier One ratio of at least 4.5%, a Tier One Risk Based Capital ratio of at least 6%, and a Total Risk Based Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be “well capitalized” if its Tier 1 Leverage ratio is at least 5%, its Common Equity Tier One ratio is at least 6.5%, its Tier One Risk Based Capital ratio is at least 8%, and its Total Risk Based Capital ratio is at least 10%, and the Bank is not subject to any written agreements or order issued by the FDIC pursuant to Section 8 of the Federal Deposit Insurance Act.

The following table summarizes the capital ratios of the Corporation:

	December 31, 2016	December 31, 2015	Minimum to be Well Capitalized
Tier 1 Leverage Ratio	10.89%	11.04%	5%
Common Equity Tier 1 Capital	17.30%	18.53%	6.5%
Tier 1 Risk based Capital	17.30%	18.53%	8%
Total Risk Based Capital	18.35%	19.79%	10%

At December 31, 2015 and 2016, the Bank exceeded the capital ratio requirements and was considered “Well Capitalized”. The new capital rule includes a transition schedule to phase in a capital conservation buffer that adds 1.25% to each of the above minimum ratios for 2017. We expect the Bank to continue to meet the requirements to be considered “Well Capitalized” in 2017.

The Bank’s Tier 1 Leverage Capital ratio decreased from 10.91% at December 31, 2015 to 10.75% at December 31, 2016. The Bank’s Total Risk Based Capital ratio decreased from 19.59% at December 31, 2015 to 18.12% at December 31, 2015.

The following table shows the investment portfolio for the last three years (000s omitted).

	Held to Maturity
	December 31, 2016		December 31, 2015		December 31, 2014
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
Securities issued by states and political subdivisions in the U.S.	$40,241	$40,654	$40,782	$41,937	$32,113	$33,331

Corporate Debt Securities	500	502	500	500	500	500

Total	$40,741	$41,156	$41,282	$42,437	$32,613	$33,831

Pledged securities	$-	$-	$-	$-	$-	$-

	Available for Sale
	December 31, 2016		December 31, 2015		December 31, 2014
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agency and corporation obligations (excluding mortgage-backed securities)	$282,130	$275,000	$370,469	$369,061	$343,703	$342,048

Mortgage Backed Securities issued by U.S. Government Agencies	148,764	146,209	104,472	103,252	105,890	105,406

Securities issued by states and political subdivisions in the U.S.	30,909	30,609	17,212	17,469	19,286	19,581

Corporate Debt Securities	34,363	34,160	5,000	4,950	3,975	4,002

Other domestic securities (debt and equity)	2,044	2,089	2,044	2,127	2,044	2,139

Total	$498,210	$488,067	$499,197	$496,859	$474,898	$473,176

Pledged securities	$97,106	$96,032	$119,323	$118,823	$111,821	$111,151

The following table shows average daily balances, interest income or expense amounts, and the resulting average rates for interest earning assets and interest bearing liabilities for the last three years. Also shown are the net interest income, total interest rate spread, and the net interest margin for the same periods.

	Years Ended December 31,
	2016			2015			2014
	Average	Interest		Average	Interest		Average	Interest
	Daily	Earned	Average	Daily	Earned	Average	Daily	Earned	Average
(Dollars in Thousands)	Balance	or Paid	Yield	Balance	or Paid	Yield	Balance	or Paid	Yield
Investments
Interest Bearing Balances Due From Banks	$82,813	$562	0.68%	$37,261	$105	0.28%	$39,902	$102	0.26%
Obligations of US Government Agencies	406,739	7,368	1.81%	465,823	9,046	1.94%	402,691	7,832	1.94%
Obligations of States & Political Subdivisions[1]	62,978	1,491	2.37%	53,841	1,370	2.54%	49,636	1,434	2.89%
Other Securities	36,795	1,173	3.19%	12,463	508	4.08%	23,351	720	3.08%
Total Investments	589,325	10,594	1.80%	569,388	11,029	1.94%	515,580	10,088	1.96%

Loans
Commercial	451,930	20,762	4.59%	429,436	20,493	4.77%	424,327	20,182	4.76%
Mortgage	146,689	6,585	4.49%	151,989	6,658	4.38%	156,424	7,058	4.51%
Consumer	39,385	1,918	4.87%	39,386	1,861	4.73%	19,056	1,211	6.35%
Total Loans[2]	638,004	29,265	4.59%	620,811	29,012	4.67%	599,807	28,451	4.74%

Total Interest Earning Assets	1,227,329	39,859	3.25%	1,190,199	40,041	3.36%	1,115,387	38,539	3.46%

Cash & Non Interest Bearing Due From Banks	18,515			13,886			14,426
Interest Receivable and Other Assets	92,611			97,658			102,952
Total Assets	$1,338,455			$1,301,743			$1,232,765

Savings Accounts	$215,864	$47	0.02%	$191,723	$86	0.04%	$175,443	$90	0.05%
Interest Bearing DDA & NOW Accounts	270,469	326	0.12%	258,913	318	0.12%	234,656	276	0.12%
Money Market Deposits	253,192	324	0.13%	251,165	347	0.14%	229,028	326	0.14%
Certificates of Deposit	164,774	1,231	0.75%	190,551	1,608	0.84%	222,858	2,417	1.08%
Fed Funds Purch & Other Borrowings	3	-	0.00%	14	-	0.00%	3	-	0.00%
Repurchase Agreements	6,516	308	4.73%	15,000	707	4.71%	15,000	707	4.71%
FHLB Advances	0	0	n/a	0	0	n/a	5,490	22	0.40%
Total Interest Bearing Liabilities	910,818	2,236	0.25%	907,366	3,066	0.34%	882,478	3,838	0.43%

Non-interest Bearing Deposits	270,810			238,425			212,360
Other Liabilities	13,719			16,618			15,939
Total Liabilities	1,195,347			1,162,409			1,110,777

Stockholders' Equity	143,108			139,334			121,988

Total Liabilities & Stockholders' Equity	$1,338,455			$1,301,743			$1,232,765

Net Interest Income		$37,623			$36,975			$34,701

Interest Rate Spread			3.00%			3.02%			3.03%

Net Interest Income as a percent of average earning assets			3.07%			3.11%			3.11%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities for the period indicated:

	Years Ended December 31,
	2016 versus 2015			2015 versus 2014			2014 versus 2013
	Changes due to			Changes due to			Changes due to
	increased (decreased)			increased (decreased)			increased (decreased)
(Dollars in Thousands)	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net
Interest Income
Investments
Interest Bearing Balances Due From Banks	$328	$129	$457	$10	$(7)	$3	$-	$(44)	$(44)
Obligations of US Government Agencies	(531)	(1,147)	(1,678)	(13)	1,227	1,214	736	729	1,465
Obligations of States & Political Subdivisions	(111)	232	121	(186)	122	(64)	(23)	(17)	(40)
Other Securities	(325)	990	665	123	(335)	(212)	118	(179)	(61)
Total Investments	(639)	204	(435)	(66)	1,007	941	831	489	1,320

Loans
Commercial	(805)	1,074	269	68	243	311	(811)	(462)	(1,273)
Mortgage	159	(232)	(73)	(200)	(200)	(400)	(279)	(511)	(790)
Consumer	57	0	57	(642)	1,292	650	(522)	566	44
Total Loans	(589)	842	253	(774)	1,335	561	(1,612)	(407)	(2,019)

Total Interest Income	(1,228)	1,046	(182)	(840)	2,342	1,502	(781)	82	(699)

Interest Expense
Savings Accounts	(50)	11	(39)	(12)	8	(4)	(7)	9	2
Interest Bearing DDA and NOW Accounts	(6)	14	8	13	29	42	6	20	26
Money Market Deposits	(26)	3	(23)	(10)	31	21	0	13	13
Certificates of Deposit	(159)	(218)	(377)	(459)	(350)	(809)	(678)	(568)	(1,246)
Fed Funds Purch & Other Borrrowings	0	0	-	0	0	-	0	(4)	(4)
Repurchase agreements	0	(399)	(399)	0	-	-	0	-	-
FHLB Advances	0	0	0	0	(22)	(22)	(93)	(897)	(990)
Total Interest Expense	(241)	(589)	(830)	(468)	(304)	(772)	(772)	(1,427)	(2,199)

Net Interest Income	$(987)	$1,635	$648	$(372)	$2,646	$2,274	$(9)	$1,509	$1,500

For a variety of reasons, including volatile economic conditions, fluctuating interest rates, and large amounts of local municipal deposits, we have attempted, for the last several years, to maintain a liquid investment position. The percentage of securities held as Available for Sale was 92.3% as of December 31, 2015 and December 31, 2016. The percentage of securities that mature within five years was 36.0% as of December 31, 2016 and 35.0% as of December 31, 2015. The following table presents the scheduled maturities for each of the investment categories, and the average yield on the amounts maturing. The yields presented for the Obligations of States and Political Subdivisions are not tax equivalent yields. The interest income on a portion of these securities is exempt from federal income tax. The Corporation’s statutory federal income tax rate was thirty-four percent in 2016.

	Maturing
			After 1		After 5
	Within 1 year		through 5 years		through 10 years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in Thousands)
Obligations of US Government Agencies	$-	0.00%	$109,035	1.48%	$159,105	1.95%	$6,860	1.47%	$275,000	1.75%
Mortgage Backed Securities issued by US Gov't Agencies	-	0.00%	-	0.00%	11,296	2.35%	134,913	2.07%	146,209	2.09%
Obligations of States & Political Subdivisions	15,783	1.27%	41,854	2.13%	11,876	3.12%	1,337	3.51%	70,850	2.13%
Corporate Debt Securities	500	2.00%	23,111	2.77%	11,049	5.25%	-	0.00%	34,660	3.55%
Other Securities	-	0.00%	-	0.00%	-	0.00%	2,089	0.00%	2,089	0.00%
Total	$16,283	1.29%	$174,000	1.81%	$193,326	2.23%	$145,199	2.02%	$528,808	2.01%

Our loan policies also reflect our awareness of the need for liquidity. We have short average terms for most of our loan portfolios, in particular real estate mortgages, the majority of which are normally written for five years or less. The following table shows the maturities or repricing opportunities (whichever is earlier) for the Bank’s interest earning assets and interest bearing liabilities at December 31, 2016. The repricing assumptions shown are consistent with those established by the Bank’s Asset and Liability Management Committee (ALCO). Savings accounts and interest bearing demand deposit accounts are non-maturing, variable rate deposits, which may reprice as often as daily, but are not included in the zero to six month category because in actual practice, these deposits are only repriced if there is a large change in market interest rates. The effect of including these accounts in the zero to six-month category is depicted in a subsequent table. Money Market deposits are also non-maturing, variable rate deposits; however, these accounts are included in the zero to six-month category because they may get repriced following smaller changes in market rates.

	Assets/Liabilities at December 31, 2016, Maturing or Repricing in:
	0-6	6-12	1-2	2-5	Over 5	Total
(Dollars in Thousands)	Months	Months	Years	Years	Years	Amount
Interest Earning Assets
US Treas Secs & Obligations of US Gov't Agencies	$62,037	$23,296	$50,794	$148,103	$139,438	$423,668
Obligations of States & Political Subdivisions	20,619	7,669	13,224	21,942	6,300	69,754
Other Securities	3,490	500	-	30,355	-	34,345
Commercial Loans	111,925	32,551	82,907	214,671	20,550	462,604
Mortgage Loans	21,224	21,628	12,759	28,660	20,799	105,070
Consumer Loans	45,007	2,985	4,257	10,053	16,312	78,614
Interest Bearing DFB	33,689	2,650	4,250	2,750	1,500	53,535
Total Interest Earning Assets	$297,991	$91,279	$168,191	$456,534	$204,899	$1,227,590

Interest Bearing Liabilities
Savings Deposits	$484,638	$-	$-	$-	$-	$484,638
Other Time Deposits	42,707	31,260	26,707	45,991	-	146,665
Total Interest Bearing Liabilities	$527,345	$31,260	$26,707	$45,991	$-	$631,303

Gap	$(229,354)	$60,019	$141,484	$410,543	$204,899	$596,287
Cumulative Gap	$(229,354)	$(169,335)	$(27,851)	$382,692	$587,591	$587,591

Sensitivity Ratio	0.57	2.92	6.30	9.93	n/a	1.94
Cumulative Sensitivity Ratio	0.57	0.70	0.95	1.61	1.93	1.94

If savings and interest bearing demand deposit accounts were included in the zero to six months category, the Bank’s gap would be as shown in the following table:

	Assets/Liabilities at December 31, 2016, Maturing or Repricing in:
	0-6	6-12	1-2	2-5	Over 5
	Months	Months	Years	Years	Years	Total
Total Interest Earning Assets	$297,991	$91,279	$168,191	$456,534	$204,899	$1,227,590
Total Interest Bearing Liabilities	$886,350	$31,260	$26,707	$45,991	$-	$990,308

Gap	$(588,359)	$60,019	$141,484	$410,543	$204,899	$237,282
Cumulative Gap	$(588,359)	$(528,340)	$(386,856)	$23,687	$228,586	$228,586

Sensitivity Ratio	0.34	2.92	6.30	9.93	n/a	1.24
Cumulative Sensitivity Ratio	0.34	0.42	0.59	1.02	1.23	1.23

The amount of loans due after one year with floating interest rates is $148,011,000. The amount of loans due after one year with fixed interest rates is $326,703,000.

The following table shows the remaining maturity for Certificates of Deposit with balances of $100,000 or more as of December 31 (000s omitted):

	Years Ended December 31,
(Dollars in Thousands)	2016	2015	2014
Maturing Within
3 Months	$9,264	$11,240	$15,488
3-6 Months	6,374	8,833	9,375
6-12 Months	9,092	13,764	15,593
Over 12 Months	28,663	31,009	33,898
Total	$53,393	$64,846	$74,354

For 2017, we expect modest increases in the fed funds rate from the FOMC. We also expect the increased optimism about the domestic economy and stock market will result in slightly higher longer term rates and a positively sloped yield curve throughout the year. Other factors in the economic environment, such as unemployment rates, real estate values, and the inflation rate, are expected to continue their positive trends, and management believes opportunities for lending activity will continue to increase in 2017. In the near term, our focus will be on controlling our asset quality, pursuing new lending opportunities, and improving our earnings by improving our net interest income. As a result, we expect improvement in our net interest margin and our net interest income in 2017.

In 2016 our provision for loan losses was more than in 2015, as we reversed less of our provision to achieve the required decrease in the amount of Allowance for Loan Losses. We believe that our Allowance for Loan Losses provides adequate coverage for the losses in our portfolio. We expect asset quality to continue marginal improvement in 2017, we expect the historical loss rates used to calculate the required allowance to stabilize, and we expect the loan portfolio to grow, so we believe that we will be able to maintain the adequacy of the allowance without recording a significant provision for loan losses expense in 2017. We also expect the net charge offs to remain relatively low in 2017.

We anticipate that non interest income will decrease in 2017 as increases in wealth management income and deposit account service charges and fees will be offset by lower gains on sales of investment securities compared to 2016. We expect a small increase in non-interest expenses in 2017 compared to 2016 as higher equipment and marketing expenses, offset the expected reductions in OREO losses and holding costs and FDIC insurance assessments.

The following table shows the loan portfolio for the last five years (000s omitted).

	Book Value at December 31,
	2016	2015	2014	2013	2012
Domestic Loans:
Agriculture and Agricultural Real Estate	$21,518	$19,243	$16,700	$14,997	$12,004
Commercial	96,761	84,438	62,761	59,440	58,194
Commercial Real Estate	252,169	243,220	249,469	265,912	283,014
Construction Real Estate	19,454	15,919	12,926	14,667	18,419
Residential Real Estate	216,436	213,989	223,701	228,024	240,332
Consumer and Other	45,999	40,499	44,775	14,550	15,286

Total loans and leases, net of unearned income	$652,337	$617,308	$610,332	$597,590	$627,249

Nonaccrual loans	$4,656	$8,633	$13,040	$23,710	$31,343
Loans 90 days or more past due and accruing	$10	$4	$10	$46	$1
Troubled debt restructurings	$14,161	$18,910	$22,896	$32,450	$38,460

The Troubled Debt Restructurings reported in the table above are performing in accordance with the terms of the restructuring. Troubled Debt Restructurings that are not performing are included in the Nonaccrual amounts reported above. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if principal or interest is considered doubtful. Interest paid on nonaccrual loans is applied to the principal balance outstanding, so no interest income was recognized on nonaccrual loans in 2016. If the nonaccrual loans outstanding as of December 31, 2016 had been current in accordance with their original terms, the Bank would have recorded $248,000 in gross interest income on those loans during 2016.

The following is an analysis of the transactions in the allowance for loan losses:

	Years Ended December 31,
(Dollars in Thousands)	2016	2015	2014	2013	2012
Balance Beginning of Period	$10,896	$13,208	$16,209	$17,299	$20,865

Loans Charged Off (Domestic)
Agriculture and Agricultural Real Estate	221	188	3	-	97
Commercial	26	352	688	928	499
Commercial Real Estate	742	559	3,543	2,920	8,156
Construction Real Estate	-	2	254	103	1,036
Residential Real Estate	319	893	1,562	1,391	2,031
Consumer and Other	155	118	94	282	196
Recoveries (Domestic)
Agriculture and Agricultural Real Estate	6	325	10	5	-
Commercial	150	311	341	349	347
Commercial Real Estate	194	502	1,449	811	80
Construction Real Estate	151	648	1,077	352	240
Residential Real Estate	588	863	608	661	274
Consumer and Other	136	151	158	156	158
Net Loans Charged Off	238	(688)	2,501	3,290	10,916
Provision (Recovery) Charged to Operations	(2,200)	(3,000)	(500)	2,200	7,350
Balance End of Period	$8,458	$10,896	$13,208	$16,209	$17,299

Ratio of Net Loans Charged Off to Average Total Loans Outstanding	0.04%	-0.11%	0.42%	0.54%	1.65%

The following analysis shows the allocation of the allowance for loan losses:

	Years Ended December 31,
	2016		2015		2014		2013		2012
	$	% of loans	$	% of loans	$	% of loans	$	% of loans	$	% of loans
(Dollars in Thousands)	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans
Balance at end of period applicable to:
Domestic
Agriculture and Agricultural Real Estate	$201	3.3%	$389	3.1%	$216	2.7%	$171	2.5%	$76	1.9%
Commercial	1,632	14.8%	2,279	13.7%	1,361	10.3%	1,989	9.9%	2,224	9.3%
Commercial Real Estate	3,336	38.6%	4,350	39.3%	6,179	40.9%	7,030	44.5%	7,551	45.2%
Construction Real Estate	525	3.0%	420	2.6%	803	2.1%	1,397	2.5%	2,401	2.9%
Residential Real Estate	1,599	33.2%	2,235	34.7%	3,226	36.7%	4,606	38.2%	4,715	38.3%
Consumer and Other	1,165	7.1%	1,223	6.6%	1,423	7.3%	1,016	2.4%	332	2.4%
Foreign	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total	$8,458	100.0%	$10,896	100.0%	$13,208	100.0%	$16,209	100.0%	$17,299	100.0%

Each period the provision for loan losses in the statement of operations results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses.

To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank’s customers, the payment performance of individual loans and pools of homogeneous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price. Year-end nonperforming assets, which include nonaccrual loans, loans ninety days or more past due, renegotiated debt, nonaccrual securities, and other real estate owned, decreased $9.5 million, or 31.6%, from 2015 to 2016. Nonperforming assets as a percent of total assets at year-end decreased from 2.2% in 2015 to 1.5% in 2016. The Allowance for Loan Losses as a percent of nonperforming loans at year-end increased from 40.0% in 2015 to 44.9% in 2016.

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

Contractual Obligations – The following table shows the Corporation’s contractual obligations.

	Payment Due by Period
		Less than	1-3	3-5	Over 5
(Dollars in Thousands)	Total	1 year	Years	Years	Years
Long Term Debt Obligations	$-	$-	$-	$-	$-
Operating Lease Obligations	248	89	85	52	22
ATM Branding Obligation	36	24	12	-	-
Salary Continuation Obligations	2,226	58	58	211	1,899
Post Retirement Health Care Obligations	1,829	141	330	360	998
Death Benefit Only Obligations	3,368	286	607	659	1,816
Time Deposits	154,525	79,650	48,905	25,970	-
Savings and Demand Deposits	1,047,246	1,047,246	-	-	-
Unfunded Loan Commitments	105,494	66,875	6,133	4,196	28,290
Commercial Letters of Credit	1,582	1,424	158	-	-
Total Contractual Obligations	$1,316,554	$1,195,793	$56,288	$31,448	$33,025

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

Each month, ALCO, which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank’s net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of immediate and parallel shifts in interest rates. In the current low interest rate environment, increases of 100, 200, 300, and 400 basis points and decreases of 100 and 200 basis points are analyzed. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of December 31, 2016 and 2015.

	Base	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Up 4%	Down 1%	Down 2%
Year-End 2016 12 Month Projection
Interest Income	$40,338	$42,642	$44,941	$47,059	$49,068	$37,713	$36,173
Interest Expense	1,648	3,035	4,422	5,809	7,196	1,445	1,435
Net Interest Income	$38,690	$39,607	$40,519	$41,250	$41,872	$36,268	$34,738

Percent Change From Base Projection		2.4%	4.7%	6.6%	8.2%	-6.3%	-10.2%
ALCO Policy Limit (+/-)		10.0%	15.0%	20.0%	30.0%	10.0%	15.0%

	Base	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Up 4%	Down 1%	Down 2%
Year-End 2015 12 Month Projection
Interest Income	$40,111	$41,450	$43,583	$45,529	$47,380	$38,274	$35,426
Interest Expense	2,679	4,116	5,553	6,990	8,427	2,567	2,541
Net Interest Income	$37,432	$37,334	$38,030	$38,539	$38,953	$35,707	$32,885

Percent Change From Base Projection		-0.3%	1.6%	3.0%	4.1%	-4.6%	-12.1%
ALCO Policy Limit (+/-)		10.0%	15.0%	20.0%	30.0%	10.0%	15.0%

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. At December 31, 2016, the estimated variability of the net interest income under all rate scenarios was within the policy guidelines. Throughout 2016, the estimated variability of the net interest income was within the Bank’s established policy limits in the rate scenarios analyzed.

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

	Economic Value at December 31, 2016
	Rates
(Dollars in Millions)	Base	Up 1%	Up 2%	Up 3%	Up 4%	Down 1%	Down 2%
Assets	$1,341,028	$1,307,046	$1,272,332	$1,238,343	$1,204,875	$1,371,674	$1,395,932
Liabilities	1,179,501	1,158,059	1,137,322	1,117,261	1,097,849	1,203,393	1,221,212
Stockholders' Equity	$161,527	$148,987	$135,010	$121,082	$107,026	$168,281	$174,720

Change in Equity		-7.8%	-16.4%	-25.0%	-33.7%	4.2%	8.2%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	40.0%	10.0%	20.0%

	Economic Value at December 31, 2015
	Rates
(Dollars in Millions)	Base	Up 1%	Up 2%	Up 3%	Up 4%	Down 1%	Down 2%
Assets	$1,324,288	$1,288,627	$1,254,186	$1,219,902	$1,187,166	$1,346,420	$1,357,907
Liabilities	1,161,198	1,140,353	1,120,190	1,100,680	1,081,799	1,184,247	1,199,009
Stockholders' Equity	$163,090	$148,274	$133,996	$119,222	$105,367	$162,173	$158,898

Change in Equity		-9.1%	-17.8%	-26.9%	-35.4%	-0.6%	-2.6%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	40.0%	10.0%	20.0%

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank’s equity, in its policy. Throughout 2016, the estimated variability of the economic value of equity was within the Bank’s established policy limits.

Item 8. Financial Statements and Supplementary Data

Financial Statements and Supplementary Data

See Pages 41 – 76.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MBT Financial Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MBT Financial Corp. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MBT Financial Corp. and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, MBT Financial Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Plante & Moran, PLLC

Auburn Hills, MI

March 10, 2017

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2016	2015
Assets
Cash and Cash Equivalents (Note 2)
Cash and due from banks
Non-interest bearing	$18,183	$14,996
Interest bearing	34,589	64,554
Total cash and cash equivalents	52,772	79,550

Interest Bearing Time Deposit in Other Banks	18,946	5,500
Securities - Held to Maturity (Note 3)	40,741	41,282
Securities - Available for Sale (Note 3)	488,067	496,859
Federal Home Loan Bank stock - at cost	4,148	4,148
Loans held for sale	611	1,477

Loans (Note 4)	652,337	617,308
Allowance for Loan Losses (Note 5)	(8,458)	(10,896)
Loans - Net	643,879	606,412

Accrued interest receivable and other assets (Note 12)	24,901	23,365
Other Real Estate Owned	1,634	2,383
Bank Owned Life Insurance (Note 9)	54,415	53,093
Premises and Equipment - Net (Note 6)	27,169	28,244
Total assets	$1,357,283	$1,342,313

Liabilities
Deposits:
Non-interest bearing	$279,001	$253,795
Interest-bearing (Note 7)	920,716	911,598
Total deposits	1,199,717	1,165,393

Securities sold under repurchase agreements (Note 8)	-	15,000
Interest payable and other liabilities (Note 9)	16,452	14,579
Total liabilities	1,216,169	1,194,972

Stockholders' Equity (Notes 10, 13 and 15)
Common stock (no par value; 50,000,000 shares authorized, 22,777,882 and 22,790,707 shares issued and outstanding)	22,562	23,492
Retained Earnings	126,079	126,214
Unearned Compensation	(4)	(13)
Accumulated other comprehensive loss	(7,523)	(2,352)
Total stockholders' equity	141,114	147,341
Total liabilities and stockholders' equity	$1,357,283	$1,342,313

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
Dollars in thousands	2016	2015	2014
Interest Income
Interest and fees on loans	$29,265	$29,012	$28,451
Interest on investment securities-
Tax-exempt	1,241	1,116	1,171
Taxable	8,791	9,808	8,815
Interest on balances due from banks	562	105	102
Total interest income	39,859	40,041	38,539

Interest Expense
Interest on deposits (Note 7)	1,928	2,359	3,109
Interest on borrowed funds	308	707	729
Total interest expense	2,236	3,066	3,838

Net Interest Income	37,623	36,975	34,701
Recovery of Loan Losses (Note 5)	(2,200)	(3,000)	(500)

Net Interest Income After
Recovery of Loan Losses	39,823	39,975	35,201

Other Income
Wealth management income	4,453	4,728	4,749
Service charges and other fees	4,221	4,173	3,979
Debit Card Income	2,831	2,438	2,174
Net gain (loss) on sales of securities	2,151	398	(654)
Net loss on other real estate owned	(85)	(284)	(946)
Origination fees on mortgage loans sold	540	579	378
Bank owned life insurance income	1,425	1,353	1,416
Other real estate owned rent	27	217	436
Other	1,950	1,725	1,821
Total other income	17,513	15,327	13,353

Other Expenses
Salaries and employee benefits (Notes 9 and 15)	22,443	23,095	23,238
Occupancy expense (Note 6)	2,730	2,770	2,736
Equipment expense	2,879	3,026	2,727
Marketing expense	1,144	1,104	839
Professional fees	2,138	2,130	2,132
EFT/ATM Expense	1,022	563	181
Other real estate owned expense	148	372	1,047
FDIC insurance premium	567	1,230	1,949
Bonding and other insurance expense	577	866	1,035
Telephone expense	413	422	474
Other	2,537	2,622	2,309
Total other expenses	36,598	38,200	38,667

Income Before Provision For Income Taxes	20,738	17,102	9,887
Provision For Income Taxes (Note 12)	6,237	5,020	2,572
Net Income	$14,501	$12,082	$7,315

Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on securities	(3,731)	(144)	8,233
Reclassification adjustment for (gains) losses included in net income	(1,420)	(263)	432
Change in postretirement benefit liability	(20)	688	(425)
Total Other Comprehensive Income (Loss), net of tax	(5,171)	281	8,240

Comprehensive Income	$9,330	$12,363	$15,555

Basic Earnings Per Common Share (Note 14)	$0.64	$0.53	$0.33

Diluted Earnings Per Common Share (Note 14)	$0.63	$0.53	$0.33

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Retained	Unearned	Accumulated Other Comprehensive
Dollars in thousands	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2014	20,605,493	$14,671	$106,817	$(7)	$(10,873)	$110,608

Issuance of Common Stock
SOSARs exercised	7,287	1	-	-	-	1
Restricted stock awards	6,000	29	-	(29)	-	-
Restricted stock units	16,920	26	-	-	-	26
Other stock issued	2,082,377	8,869	-	-	-	8,869
Stock Offering Expense		(754)	-	-	-	(754)
Equity compensation		195	-	36	-	231

Comprehensive income:
Net income		-	7,315	-	-	7,315
Other comprehensive income - net of tax		-	-	-	8,240	8,240

Balance - December 31, 2014	22,718,077	$23,037	$114,132	$-	$(2,633)	$134,536

Issuance of Common Stock
SOSARs exercised	23,855	4	-	-	-	4
Restricted stock awards	8,500	50	-	(50)	-	-
Restricted stock units	22,500	53	-	-	-	53
Other stock issued	17,775	106	-	-	-	106
Equity compensation		242	-	37	-	279

Comprehensive income:
Net income		-	12,082	-	-	12,082
Other comprehensive income - net of tax		-	-	-	281	281

Balance - December 31, 2015	22,790,707	$23,492	$126,214	$(13)	$(2,352)	$147,341

Repurchase of Common Stock	(192,080)	(1,414)				(1,414)

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	119,101	(272)	-	-	-	(272)
Restricted stock awards	5,000	41	-	(41)	-	-
Restricted stock units, net of shares redeemed for taxes	28,680	(71)	-	-	-	(71)
Other stock issued	26,474	221	-	-	-	221
Tax benefit from exercise of stock based compensation		67	-	-	-	67
Equity compensation		498	-	50	-	548

Dividends declared ($0.64 per share)			(14,636)			(14,636)
Comprehensive income:
Net income		-	14,501	-	-	14,501
Other comprehensive income - net of tax		-	-	-	(5,171)	(5,171)

Balance - December 31, 2016	22,777,882	$22,562	$126,079	$(4)	$(7,523)	$141,114

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
Dollars in thousands	2016	2015	2014

Cash Flows from Operating Activities
Net Income	$14,501	$12,082	$7,315
Adjustments to reconcile net income to net cash from operating activities
Recovery of loan losses	(2,200)	(3,000)	(500)
Depreciation	1,614	1,558	1,656
Deferred tax expense	3,512	4,592	2,503
Net amortization of investment premium and discount	2,000	1,369	986
Writedowns on other real estate owned	98	531	988
Net increase (decrease) in interest payable and other liabilities	1,842	(1,113)	1,311
Net (increase) decrease in interest receivable and other assets	(1,664)	615	(2,152)
Equity based compensation expense	548	336	258
Net (gain) loss on sale/settlement of securities	(2,151)	(398)	654
Increase in cash surrender value of life insurance	(1,322)	(1,268)	(1,332)
Net cash provided by operating activities	$16,778	$15,304	$11,687

Cash Flows from Investing Activities
Proceeds from maturities of interest bearing time deposits in other banks	$500	$-	$-
Proceeds from maturities and redemptions of investment securities held to maturity	10,213	7,602	8,823
Proceeds from maturities and redemptions of investment securities available for sale	316,756	198,643	45,082
Proceeds from sales of investment securities available for sale	36,114	39,238	122,579
Net (increase) in loans	(35,320)	(8,250)	(18,154)
Proceeds from sales of other real estate owned	1,538	3,925	6,048
Proceeds from sales of other assets	195	96	40
Purchase of time deposits in other banks	(13,946)	(5,500)	-
Purchase of investment securities held to maturity	(9,759)	(16,357)	(6,590)
Purchase of investment securities available for sale	(351,644)	(259,676)	(231,324)
Purchase of bank premises and equipment	(1,355)	(1,285)	(2,075)
Net cash used for investing activities	$(46,708)	$(41,564)	$(75,571)

Cash Flows from Financing Activities
Net increase in deposits	$34,324	$53,582	$42,093
Repayment of Federal Home Loan Bank borrowings	-	-	(12,000)
Repayment of repurchase agreements	(15,000)	-	-
Issuance of common stock	221	106	8,115
Stock redeemed for tax withholding - stock based compensation	(343)	-	-
Repurchase of common stock	(1,414)	-	-
Dividends paid	(14,636)	-	-
Net cash provided by financing activities	$3,152	$53,688	$38,208

Net Increase (Decrease) in Cash and Cash Equivalents	$(26,778)	$27,428	$(25,676)

Cash and Cash Equivalents at Beginning of Year (Note 1)	79,550	52,122	77,798
Cash and Cash Equivalents at End of Year (Note 1)	$52,772	$79,550	$52,122

Supplemental Cash Flow Information
Cash paid for interest	$2,288	$3,095	$3,880
Cash paid for federal income taxes	$3,275	$1,894	$69

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$870	$979	$2,977
Transfer of loans to other assets	$49	$54	$54

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

LOANS HELD FOR SALE

Loans held for sale consist of fixed rate residential mortgage loans with maturities of 10 to 30 years. Such loans are recorded at the lower of aggregate cost or estimated fair value.

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

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as non-accrual or renegotiated. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience, adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probably losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

The components of accumulated other comprehensive loss and related tax effects are as follows:

Dollars in thousands	2016	2015	2014
Net unrealized gains (losses) on securities available for sale	$(10,143)	$(2,338)	$(1,722)
Post retirement benefit obligations	(1,256)	(1,226)	(2,267)
Tax effect	3,876	1,212	1,356
Accumulated other comprehensive loss	$(7,523)	$(2,352)	$(2,633)

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The ASU adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU does not apply to financial instruments. The ASU is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that period (therefore, for the year ending December 31, 2018 for the Corporation). Early adoption is permitted only as of annual periods beginning after December 15, 2016, including interim periods within that period. Management does not expect the standard will have a significant effect on the Corporation’s consolidated financial statements, however the exact effect is still being determined.

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU covers various changes to the accounting, measurement, and disclosures related to certain financial instruments, including requiring equity investments to be accounted for at fair value with changes recorded through earnings, the use of the exit price when measuring fair value, and disaggregation of financial assets and liabilities by category for disclosure purposes. The new guidance will be effective for the Company's year ending December 31, 2018. Early adoption is permitted as early as periods ending after December 31, 2017 with some additional options for early application. The Company does not believe adopting the provisions of ASU No. 2016-01 in the future will have a material impact on the consolidated financial statements. The Company has not yet quantified the impact of the change.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU includes increased disclosures and various changes to the accounting and measurement of financial assets including the Company’s loans and available-for-sale and held-to-maturity debt securities. Each financial asset presented on the balance sheet would have a unique allowance for credit losses valuation account that is deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU also eliminate the probable initial recognition threshold in current GAAP and instead, reflect an entity’s current estimate of all expected credit losses using reasonable and supportable forecasts. The new credit loss guidance will be effective for the Company's year ending December 31, 2020. Upon adoption, the ASU will be applied using a modified retrospective transition method to the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Early adoption for all institutions is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard will have a significant effect on the Company's consolidated financial statements as credit losses will be accelerated with the elimination of the probable threshold for initial recognition.

(2)	Cash and Due from Banks

The Bank is required by regulatory agencies to maintain legal reserve requirements based on the level of balances in deposit categories. Cash balances restricted from usage due to these requirements were $5,183,000 and $4,909,000 at December 31, 2016 and 2015, respectively. Cash and due from banks includes uninsured deposits held at correspondent banks of $9,372,000 and $6,596,000 at December 31, 2016 and 2015, respectively.

(3)	Investment Securities

The following is a summary of the Bank’s investment securities portfolio as of December 31, 2016 and 2015 (000s omitted):

	Held to Maturity
	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of States and Political
Subdivisions	40,241	701	(288)	40,654
Corporate Debt Securities	500	2	-	502
	$40,741	$703	$(288)	$41,156

	Held to Maturity
	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of States and Political
Subdivisions	40,782	1,333	(178)	41,937
Corporate Debt Securities	500	-	-	500
	$41,282	$1,333	$(178)	$42,437

	Available for Sale
	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$282,130	$389	$(7,519)	$275,000
Mortgage Backed Securities issued by U.S. Government Agencies	148,764	118	(2,673)	146,209
Obligations of States and Political Subdivisions	30,909	109	(409)	30,609
Corporate Debt Securities	34,363	135	(338)	34,160
Other Securities	2,044	45	-	2,089
	$498,210	$796	$(10,939)	$488,067

	Available for Sale
	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$370,469	$1,647	$(3,055)	$369,061
Mortgage Backed Securities issued by U.S. Government Agencies	104,472	107	(1,327)	103,252
Obligations of States and Political Subdivisions	17,212	305	(48)	17,469
Corporate Debt Securities	5,000	-	(50)	4,950
Other Securities	2,044	83	-	2,127
	$499,197	$2,142	$(4,480)	$496,859

The amortized cost, estimated fair value, and weighted average yield of securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted).

			Held to Maturity			Available for Sale
				Estimated	Weighted		Estimated	Weighted
			Amortized	Fair	Average	Amortized	Fair	Average
			Cost	Value	Yield	Cost	Value	Yield
Maturing within
1 year			$11,791	$11,798	1.30%	$4,493	$4,492	1.27%
1	through	5 years	19,891	20,009	2.46%	155,879	154,113	1.72%
6	through	10 years	7,722	8,017	3.49%	180,022	174,304	2.16%
Over 10 years			1,337	1,332	3.51%	7,008	6,860	1.47%
Total			40,741	41,156	2.35%	347,402	339,769	1.94%
Mortgage Backed Securities			-	-	0.00%	148,764	146,209	2.09%
Securities with no stated maturity			-	-	0.00%	2,044	2,089	0.00%
Total			$40,741	$41,156	2.35%	$498,210	$488,067	1.97%

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and management determines that the Company has the intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery in the fair value. The fair values of investments with an amortized cost in excess of their fair values at December 31, 2016 and December 31, 2015 are as follows (000s omitted):

December 31, 2016

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$242,212	$7,519	$-	$-	$242,212	$7,519
Mortgage Backed Securities issued by U.S. Government Agencies	112,995	2,144	22,857	529	135,852	2,673
Obligations of States and Political Subdivisions	40,524	682	2,976	15	43,500	697
Corporate Debt Securities	24,025	338	-	-	24,025	338
	$419,756	$10,683	$25,833	$544	$445,589	$11,227

December 31, 2015

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$170,178	$2,367	$53,497	$688	$223,675	$3,055
Mortgage Backed Securities issued by U.S. Government Agencies	57,949	633	31,118	694	89,067	1,327
Obligations of States and Political Subdivisions	10,830	165	5,324	61	16,154	226
Corporate Debt Securities	4,950	50	-	-	4,950	50
	$243,907	$3,215	$89,939	$1,443	$333,846	$4,658

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. The company has the ability and intent to hold these securities until recovery, which may be until maturity. The fair value of these securities is expected to recover as the securities approach maturity. As of December 31, 2016 and December 31, 2015, there were 230 and 146 securities in an unrealized loss position, respectively.

Investment securities carried at $96,032,000 and $118,823,000 were pledged or set aside to secure borrowings, public and trust deposits, and for other purposes required by law at December 31, 2016 and December 31, 2015, respectively.

At December 31, 2016, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Banks with an estimated market value of $202,457,000 and securities issued by the Federal Farm Credit Banks with an estimated fair value of $72,453,000. At December 31, 2016, Mortgage Backed Securities issued by U. S. Government Agencies included securities issued by the Government National Mortgage Association with an estimated fair value of $146,209,000. At December 31, 2015, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Banks with an estimated fair value of $184,467,000 and securities issued by the Federal Farm Credit Banks with an estimated fair value of $184,594,000. At December 31, 2015, Mortgage Backed Securities issued by U. S. Government Agencies included securities issued by the Government National Mortgage Association with an estimated fair value of $103,252,000.

For the years ended December 31, 2016, 2015, and 2014, proceeds from sales of securities amounted to $36,114,000, $39,238,000, and $122,579,000, respectively. Gross realized gains amounted to $2,346,000, $653,000, and $2,782,000, respectively. Gross realized losses amounted to $195,000, $255,000, and $3,436,000, respectively. The tax provision (benefit) applicable to these net realized gains and losses amounted to $731,000, $135,000, and ($222,000), respectively.

(4)	Loans

Loan balances outstanding as of December 31 consist of the following (000s omitted):

	2016	2015
Residential real estate loans	$216,436	$213,989
Commercial real estate loans	252,169	243,220
Construction real estate loans	19,454	15,919
Agriculture and agricultural real estate loans	21,518	19,243
Commercial and industrial loans	96,761	84,438
Loans to individuals for household, family, and other personal expenditures	45,999	40,499
Total loans, gross	$652,337	$617,308
Less: Allowance for loan losses	8,458	10,896
	$643,879	$606,412

Included in Loans are loans to certain officers, directors, and companies in which such officers and directors have 10 percent or more beneficial ownership in the aggregate amount of $5,654,000 and $4,058,000 at December 31, 2016 and 2015, respectively. In 2016, new loans and other additions amounted to $2,202,000, and repayments and other reductions amounted to $607,000. In 2015, new loans and other additions amounted to $1,546,000, and repayments and other reductions amounted to $301,000. In Management’s judgment, these loans were made on substantially the same terms and conditions as those made to other borrowers, and do not represent more than the normal risk of collectibility or present other unfavorable features.

No loans were pledged to secure debt or for any other purposes as of December 31, 2016 and December 31, 2015.

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

Activity in the allowance for loan losses for the years ended December 31, 2016 and 2015 was as follows (000s omitted):

2016	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$389	$2,279	$4,350	$420	$2,235	$1,223	$10,896
Charge-offs	(221)	(26)	(742)	-	(319)	(155)	(1,463)
Recoveries	6	150	194	151	588	136	1,225
Provision	27	(771)	(466)	(46)	(905)	(39)	(2,200)
Ending balance	$201	$1,632	$3,336	$525	$1,599	$1,165	$8,458

Ending balance individually evaluated for impairment	$5	$199	$129	$388	$236	$184	$1,141
Ending balance collectively evaluated for impairment	196	1,433	3,207	137	1,363	981	7,317
Ending balance	$201	$1,632	$3,336	$525	$1,599	$1,165	$8,458

Loans:
Ending balance individually evaluated for impairment	$1,212	$355	$6,853	$1,717	$7,098	$476	$17,711
Ending balance collectively evaluated for impairment	20,306	96,406	245,316	17,737	209,338	45,523	634,626
Ending balance	$21,518	$96,761	$252,169	$19,454	$216,436	$45,999	$652,337

2015	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$216	$1,361	$6,179	$803	$3,226	$1,423	$13,208
Charge-offs	(188)	(352)	(559)	(2)	(893)	(118)	(2,112)
Recoveries	325	311	502	648	863	151	2,800
Provision	36	959	(1,772)	(1,029)	(961)	(233)	(3,000)
Ending balance	$389	$2,279	$4,350	$420	$2,235	$1,223	$10,896

Ending balance individually evaluated for impairment	$240	$672	$634	$277	$506	$223	$2,552
Ending balance collectively evaluated for impairment	149	1,607	3,716	143	1,729	1,000	8,344
Ending balance	$389	$2,279	$4,350	$420	$2,235	$1,223	$10,896

Loans:
Ending balance individually evaluated for impairment	$882	$958	$13,398	$1,809	$7,343	$496	$24,886
Ending balance collectively evaluated for impairment	18,361	83,480	229,822	14,110	206,646	40,003	592,422
Ending balance	$19,243	$84,438	$243,220	$15,919	$213,989	$40,499	$617,308

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

The Company utilizes an internal loan grading system to assign a risk grade to commercial loans and each credit relationship with more than $250,000 of aggregate credit exposure. Grades 10 through 45 are considered “pass” credits and grades 50 through 90 are considered “watch” credits and are subject to greater scrutiny. Loans with grades 60 and higher are considered substandard and most are evaluated for impairment. A description of the general characteristics of each grade is as follows:

●

Grade 10 – Excellent – Loans secured by marketable collateral, with adequate margin, or supported by strong financial statements. Probability of serious financial deterioration is unlikely. Possess a sound repayment source and a secondary source. This classification will also include all loans secured by certificates of deposit or cash equivalents.

●

Grade 20 – Satisfactory – Loans that have less than average risk and clearly demonstrate adequate debt service coverage. These loans may have some vulnerability, but are sufficiently strong to have minimal deterioration if adverse factors are encountered, and are expected to be fully collectable.

●

Grade 30 – Average – Loans that have a reasonable amount of risk and may exhibit vulnerability to deterioration if adverse factors are encountered. These loans should demonstrate adequate debt service coverage but warrant a higher level of monitoring to ensure that weaknesses do not advance.

●

Grades 40 and 45 – Pass/Watch – Loans that are considered “pass credits” yet appear on the “watch list”. Credit deficiency or potential weakness may include a lack of current or complete financial information. The level of risk is considered acceptable so long as the loan is given additional management supervision.

●

Grade 50 and 55 – Watch – Loans that possess some credit deficiency or potential weakness that if not corrected, could increase risk in the future. The source of loan repayment is sufficient but may be considered inadequate by the Bank’s standards.

●

Grade 60 – Substandard – Loans that exhibit one or more of the following characteristics: (1) uncertainty of repayment from primary source and financial deterioration currently underway; (2) inadequate current net worth and paying capacity of the obligor; (3) reliance on secondary source of repayment such as collateral liquidation or guarantees; (4) distinct possibility the Bank will sustain loss if deficiencies are not corrected; (5) unusual courses of action are needed to maintain probability of repayment; (6) insufficient cash flow to repay principal but continuing to pay interest; (7) the Bank is subordinated or unsecured due to flaws in documentation; (8) loans are restructured or are on nonaccrual status due to concessions to the borrower when compared to normal terms; (9) the Bank is contemplating foreclosure or legal action due to deterioration in the loan; or (10) there is deterioration in conditions and the borrower is highly vulnerable to these conditions.

●

Grade 70 – Doubtful – Loans that exhibit one or more of the following characteristics: (1) loans with the weaknesses of Substandard loans and collection or liquidation is not probable to result in payment in full; (2) the primary source of repayment is gone and the quality of the secondary source is doubtful; or (3) the possibility of loss is high, but important pending factors may strengthen the loan.

●	Grades 80 and 90 - Loss – Loans are considered uncollectible and of such little value that carrying them on the Bank’s financial statements is not feasible.

The assessment of compensating factors may result in a rating plus or minus one grade from those listed above. These factors include, but are not limited to collateral, guarantors, environmental conditions, history, plan/projection reasonableness, quality of information, and payment delinquency.

The portfolio segments in each credit risk grade as of December 31, 2016 and 2015 are as follows (000s omitted):

2016	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$2	$1,768	$214	$9,960	$132,144	$39,114	$183,202
10	-	5,787	-	-	-	-	5,787
20	293	348	447	-	-	145	1,233
30	645	17,373	8,128	-	218	-	26,364
40	15,827	63,687	198,416	4,211	70,275	6,626	359,042
45	1,507	2,142	16,227	2,974	4,513	-	27,363
50	1,769	4,090	16,828	448	3,393	12	26,540
55	263	927	4,081	1,574	989	-	7,834
60	1,212	639	7,828	287	4,904	102	14,972
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$21,518	$96,761	$252,169	$19,454	$216,436	$45,999	$652,337

Performing	$20,834	$96,240	$244,816	$17,734	$208,458	$45,428	$633,510
Nonperforming	684	521	7,353	1,720	7,978	571	18,827
Total	$21,518	$96,761	$252,169	$19,454	$216,436	$45,999	$652,337

2015	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$102	$2,173	$310	$6,789	$136,049	$32,461	$177,884
10	-	2,717	-	-	60	-	2,777
20	306	359	533	-	-	366	1,564
30	432	17,024	7,620	-	373	-	25,449
40	14,413	55,204	184,504	6,548	62,347	7,453	330,469
45	840	1,094	6,506	74	2,957	-	11,471
50	1,340	3,428	23,678	2,163	3,948	18	34,575
55	929	-	3,700	-	-	-	4,629
60	881	2,439	16,369	345	8,255	201	28,490
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$19,243	$84,438	$243,220	$15,919	$213,989	$40,499	$617,308

Performing	$18,362	$83,372	$228,624	$14,104	$205,430	$39,869	$589,761
Nonperforming	881	1,066	14,596	1,815	8,559	630	27,547
Total	$19,243	$84,438	$243,220	$15,919	$213,989	$40,499	$617,308

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of December 31, 2016 and 2015 (000s omitted):

2016	30-59 Days Past Due	60-89 Days Past Due	>=90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >=90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$93	$-	$113	$206	$21,312	$21,518	$-
Commercial	77	46	23	146	96,615	96,761	10
Commercial Real Estate	708	363	828	1,899	250,270	252,169	-
Construction Real Estate	-	-	-	-	19,454	19,454	-
Residential Real Estate	1,523	192	1,558	3,273	213,163	216,436	-
Consumer and Other	149	46	-	195	45,804	45,999	-
Total	$2,550	$647	$2,522	$5,719	$646,618	$652,337	$10

2015	30-59 Days Past Due	60-89 Days Past Due	>=90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >=90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$136	$213	$44	$393	$18,850	$19,243	$-
Commercial	10	75	76	161	84,277	84,438	4
Commercial Real Estate	2,194	230	2,123	4,547	238,673	243,220	-
Construction Real Estate	-	-	-	-	15,919	15,919	-
Residential Real Estate	2,252	227	464	2,943	211,046	213,989	-
Consumer and Other	130	81	52	263	40,236	40,499	-
Total	$4,722	$826	$2,759	$8,307	$609,001	$617,308	$4

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

The following is a summary of non-accrual loans as of December 31, 2016 and 2015 (000s omitted):

	2016	2015
Agriculture and Agricultural Real Estate	$113	$565
Commercial	169	148
Commercial Real Estate	1,625	4,823
Construction Real Estate	31	46
Residential Real Estate	2,623	2,915
Consumer and Other	95	136
Total	$4,656	$8,633

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of December 31, 2016 and 2015 (000s omitted):

2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$966	$1,164	$-	$1,021	$46
Commercial	88	140	-	123	10
Commercial Real Estate	4,295	4,502	-	4,525	201
Construction Real Estate	144	177	-	171	9
Residential Real Estate	4,916	5,157	-	5,269	247
Consumer and Other	11	11	-	14	1

With an allowance recorded:
Agriculture and Agricultural Real Estate	246	246	5	248	13
Commercial	267	274	199	417	15
Commercial Real Estate	2,558	2,610	129	2,745	111
Construction Real Estate	1,573	1,573	388	1,591	73
Residential Real Estate	2,182	2,224	236	2,281	87
Consumer and Other	465	465	184	482	23

Total:
Agriculture and Agricultural Real Estate	$1,212	$1,410	$5	$1,269	$59
Commercial	355	414	199	540	25
Commercial Real Estate	6,853	7,112	129	7,270	312
Construction Real Estate	1,717	1,750	388	1,762	82
Residential Real Estate	7,098	7,381	236	7,550	334
Consumer and Other	476	476	184	496	24
Total Impaired Loans	$17,711	$18,543	$1,141	$18,887	$836

2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$-
Commercial	63	113	-	76	5
Commercial Real Estate	7,701	8,107	-	8,297	333
Construction Real Estate	200	233	-	243	14
Residential Real Estate	4,137	4,359	-	4,237	199
Consumer and Other	26	26	-	28	2

With an allowance recorded:
Agriculture and Agricultural Real Estate	882	885	240	892	30
Commercial	895	916	672	1,036	48
Commercial Real Estate	5,697	6,183	634	6,263	260
Construction Real Estate	1,609	1,609	277	1,627	74
Residential Real Estate	3,206	3,310	506	3,433	154
Consumer and Other	470	468	223	485	22

Total:
Agriculture and Agricultural Real Estate	$882	$885	$240	$892	$30
Commercial	958	1,029	672	1,112	53
Commercial Real Estate	13,398	14,290	634	14,560	593
Construction Real Estate	1,809	1,842	277	1,870	88
Residential Real Estate	7,343	7,669	506	7,670	353
Consumer and Other	496	494	223	513	24
Total Impaired Loans	$24,886	$26,209	$2,552	$26,617	$1,141

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (TDRs).

Loans that were classified as TDRs during the years ended December 31, 2016 and December 31, 2015 are as follows (000s omitted from dollar amounts):

	December 31, 2016			December 31, 2015
	Number of Contracts	Pre-Modification Recorded Principal Balance	Post-Modification Recorded Principal Balance	Number of Contracts	Pre-Modification Recorded Principal Balance	Post-Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	1	$362	$325	3	$325	$322
Commercial	1	250	-	2	112	17
Commercial Real Estate	1	215	-	3	684	593
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	9	693	629	7	581	516
Consumer and Other	1	57	54	-	-	-
Total	13	$1,577	$1,008	15	$1,702	$1,448

The Bank considers TDRs that become past due under the modified terms as defaulted. Loans that became TDRs during the years ended December 31, 2016 and December 31, 2015 that subsequently defaulted during the years ended December 31, 2016 and December 31, 2015, respectively, are as follows (000s omitted from dollar amounts):

	December 31, 2016		December 31, 2015
	Number of Contracts	Recorded Principal Balance	Number of Contracts	Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	1	$46
Commercial	-	-	-	-
Commercial Real Estate	-	-	-	-
Construction Real Estate	-	-	-	-
Residential Real Estate	-	-	-	-
Consumer and Other	-	-	-	-
Total	-	$-	1	$46

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

At December 31, 2016 the Corporation had no commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.

(6)	Bank Premises and Equipment

Bank premises and equipment as of year-end are as follows (000s omitted):

	2016	2015
Land, buildings and improvements	$44,651	$47,398
Equipment, furniture and fixtures	25,492	24,481
Total Bank premises and equipment	$70,143	$71,879
Less accumulated depreciation	42,974	43,635
Bank premises and equipment, net	$27,169	$28,244

Bank Premises and Equipment includes Construction in Progress of $33,000 as of December 31, 2016 and $300,000 as of December 31, 2015. The projects in progress will be completed in 2017. The estimated cost to complete all projects in process as of December 31, 2016 is $13,000.

The Company has entered into lease commitments for office and ATM locations. Rental expense charged to operations was $179,000, $184,000, and $190,000, for the years ended December 31, 2016, 2015, and 2014, respectively. The future minimum lease payments are as follows:

Year	Minimum Payment
2017	$89,000
2018	47,000
2019	38,000
2020	32,000
2021	20,000
Thereafter	22,000
Total	$248,000

(7)	Deposits

Interest expense on time certificates of deposit of $250,000 or more in the year 2016 amounted to $156,000, as compared with $161,000 in 2015, and $287,000 in 2014. At December 31, 2016, the balance of time certificates of deposit of $250,000 or more was $16,708,000, as compared with $19,794,000 at December 31, 2015. The amount of time deposits with a remaining term of more than 1 year was $73,494,000 at December 31, 2016 and $86,697,000 at December 31, 2015. The following table shows the scheduled maturities of Certificates of Deposit as of December 31, 2016 (000s omitted):

	Under $250,000	$250,000 and over
2017	$72,001	$6,774
2018	24,134	3,219
2019	15,514	4,936
2020	14,811	763
2021	9,101	1,016
Thereafter	-	-
Total	$135,561	$16,708

Time certificates of deposit under $250,000 include $1,857,000 of brokered certificates of deposit as of December 31, 2016, and $3,608,000 as of December 31, 2015. The Bank did not have any brokered certificates of deposit over $250,000 as of December 31, 2016 and December 31, 2015.

(8)	Federal Home Loan Bank Advances and Repurchase Agreements

The Bank did not have any advances outstanding from the Federal Home Loan Bank of Indianapolis as of December 31, 2016 and 2015.

The Bank maintains an overdraft line of credit with the Federal Home Loan Bank of Indianapolis. The amount of credit available was $20,000,000 as of December 31, 2016 and 2015. The interest rate on the line of credit is equal to the variable advance rate and is only charged on amounts advanced. The variable advance rate was 0.90% on December 31, 2016 and 0.58% on December 31, 2015. The line of credit was subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis.

As of December 31, 2016 investment securities with a carrying value of $21,431,000 were pledged to secure the Federal Home Loan Bank line of credit. As of December 31, 2015 investment securities with a carrying value of $26,437,000 were pledged to secure the Federal Home Loan Bank line of credit.

The Bank did not have any borrowings under Repurchase Agreements as of December 31, 2016. The Bank had one borrowing under a Repurchase Agreement as of December 31, 2015. The amount of the borrowing was $15,000,000 as of December 31, 2015 and had a fixed interest rate of 4.65%. The borrowing under a repurchase agreement matured on June 8, 2016.Investment securities issued by U.S. Government agencies with a carrying value of $16,960,000 were pledged to secure the Repurchase Agreement borrowing at December 31, 2015.

(9)	Retirement Plans and Postretirement Benefit Plans

In 2000, the Bank implemented a retirement plan that included both a money purchase pension plan, as well as a voluntary profit sharing 401(k) plan for all employees who meet certain age and length of service eligibility requirements. In 2002, the Bank amended its retirement plan to freeze the money purchase plan and retain the 401(k) plan. To ensure that the plan meets the Safe Harbor provisions of the applicable sections of the Internal Revenue Code, the Bank contributes an amount equal to 4% of the employee’s base salary to the 401(k) plan for all eligible employees who contribute at least 5% of their salary. In addition, an employee may contribute from 1 to 75 percent of his or her base salary, up to a maximum of $24,000 in 2016. In 2016, 2015, and 2014 the Bank made a matching contribution of 100% on the first 3% of employee deferrals and 50% on the next 2% of deferrals. Depending on the Bank’s profitability, an additional profit sharing contribution may be made by the Bank to the 401(k) plan. There were no profit sharing contributions in 2016, 2015, and 2014. The total retirement plan expense was $512,000, for the year ended December 31, 2016, $558,000 for the year ended December 31, 2015, and $558,000 for the year ended December 31, 2014.

The Bank has a postretirement benefit plan that generally provides for the continuation of medical premium payments for all employees hired before January 1, 2007 who retire from the Bank at age 55 or older, upon meeting certain length of service eligibility requirements. The Bank does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. The amount of benefits paid under the postretirement benefit plan was $205,000 in 2016, $144,000 in 2015, and $201,000 in 2014. The amount of insurance premium paid by the Bank for retirees is capped at 200% of the cost of the premium as of December 31, 1992.

A reconciliation of the accumulated postretirement benefit obligation (“APBO”) to the amounts recorded in the consolidated balance sheets in Interest Payable and Other Liabilities at December 31 is as follows (000s omitted):

	2016	2015
APBO	$3,745	$3,406
Unrecognized net gain (loss)	(267)	(67)
Accrued benefit cost at fiscal year end	$3,478	$3,339

Components of the Bank’s postretirement benefit expense were as follows:

	2016	2015	2014
Service cost	$128	$173	$135
Interest cost	142	143	144
Prior service costs	-	-	2
Amortization of gains	-	27	1
Net postretirement benefit expense	$270	$343	$282

The APBO as of December 31, 2016 and 2015 was calculated using an assumed discount rates of 4.25% in both years. Based on the provisions of the plan, the Bank’s expense is capped at 200% of the 1992 expense, with all expenses above the cap incurred by the retiree. The expense reached the cap in 2004, and accordingly the impact of an increase in health care costs on the APBO was not calculated.

The Bank Owned Life Insurance policies fund a Death Benefit Only (DBO) obligation that the Bank has with 5 of its active directors, 5 retired directors, 10 active executives, and 12 retired executives. The DBO plan, which replaced previous split dollar agreements, provides a taxable death benefit. The benefit for directors is grossed up to provide a net benefit to each director’s beneficiaries based on that director’s length of service on the board. The directors’ net death benefits are $500,000 for director service of less than 3 years, $600,000 for service up to 5 years, $750,000 for service up to 10 years, and $1,000,000 for director service of 10 years or more. The active directors who participate in the DBO plan have all waived the postretirement benefit. The executives’ beneficiaries will receive a grossed up benefit that will provide a net benefit equal to two times the executive’s base salary if death occurs during employment and a postretirement benefit equal to the executive’s final annual salary rate at the time of retirement if death occurs after retirement.

Information for the postretirement death benefits and health care benefits is as follows as of the December 31 measurement date (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2016	2015	2016	2015

Change in benefit obligation
Benefit obligation at beginning of year	$5,952	5,892	$3,406	$3,865
Service cost	9	9	128	173
Interest cost	233	217	142	143
Actuarial loss (gain)	(9)	(166)	200	(686)
Benefits paid, net of participants' contributions	-	-	(131)	(89)
Benefit obligation at end of year	$6,185	$5,952	$3,745	$3,406

Change in accrued benefit cost
Accrued benefit cost at beginning of year	$4,793	$4,405	$3,339	$3,085
Service cost	9	9	128	173
Interest cost	233	217	142	143
Amortization	161	162	-	-
Employer contributions	-	-	(131)	(89)
Net gain	-	-	-	27
Accrued benefit cost at end of year	$5,196	$4,793	$3,478	$3,339

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-	$-	$-
Employer contributions	-	-	131	89
Plan participants' contributions	-	-	74	55
Benefits paid during year	-	-	(205)	(144)
Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(6,185)	$(5,952)	$(3,745)	$(3,406)

Amounts recognized in other liabilities as of December 31 consist of (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2016	2015	2016	2015
Assets	$-	-	$-	$-
Liabilities	6,185	5,952	3,745	3,406
Total	$6,185	$5,952	$3,745	$3,406

Amounts recognized in accumulated other comprehensive income as of December 31 consist of (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2016	2015	2016	2015
Net loss (gain)	$(326)	(317)	$267	$67
Transition obligation (asset)	-	-	-	-
Prior service cost (credit)	1,315	1,476	-	-
Total included in AOCI	$989	$1,159	$267	$67

The projected payments under each postretirement plan for the next 10 years are as follows:

Year	Postretirement Death Benefit Obligations	Postretirement Health Care Benefits
2017	$286,000	$141,000
2018	298,000	160,000
2019	309,000	170,000
2020	319,000	177,000
2021	340,000	183,000
2022	-	2026	1,816,000	998,000

(10)	Stockholders’ Equity

During 2016, the Company issued 26,474 shares of its no par value common stock to its Employee Stock Purchase Plan, for employee years of service awards, and for its directors’ deferred compensation plan. The aggregate value of these shares was $221,000.

During 2015, the Company issued 17,775 shares of its no par value common stock to its Employee Stock Purchase Plan, for employee years of service awards, and for its directors’ deferred compensation plan. The aggregate value of these shares was $106,000.

(11)	Disclosures about Fair Value of Financial Instruments

Certain of the Bank’s assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets. These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below. The fair values of all financial instruments not discussed below are estimated to be equal to their carrying amounts as of December 31, 2016 and 2015.

CASH AND CASH EQUIVALENTS

The carrying amounts of cash and cash equivalents approximate fair values.

TIME DEPOSITS IN OTHER BANKS

Time Deposits in Other Banks consists of marketable certificates of deposit in other banks that were purchased as investments. Fair value for the Bank’s investment in time deposits in other banks was determined using the market value in active markets, where available. When not available, fair values are estimated using the fair value hierarchy. In the fair value hierarchy, Level 2 fair values are determined using observable inputs other than Level 1 market prices, such as quoted prices for similar assets. Level 3 values are determined using unobservable inputs, such as discounted cash flow projections, for securities with no market activity.

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

FAIR VALUES

The carrying amounts and approximate fair values as of December 31, 2016 and December 31, 2015 are as follows (000s omitted):

					Total
	Carrying				Estimated
December 31, 2016	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$52,772	$52,772	$-	$-	$52,772
Time Deposits in Other Banks	18,946	-	18,940	-	18,940
Securities - Held to Maturity
Obligations of States and Political Subdivisions	40,241	-	3,153	37,501	40,654
Corporate Debt Securities	500	-	502	-	502

Securities - Available for Sale
Obligations of U.S. Government Agencies	275,000	-	275,000	-	275,000
MBS issued by U.S. Government Agencies	146,209	-	146,209	-	146,209
Obligations of States and Political Subdivisions	30,609	-	30,609	-	30,609
Corporate Debt Securities	34,160	-	34,160	-	34,160
Other Securities	2,089	2,089	-	-	2,089

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	611	-	-	623	623
Loans, net	643,879	-	-	642,908	642,908
Accrued Interest Receivable	4,335	-	-	4,335	4,335

Financial Liabilities:
Noninterest Bearing Deposits	279,001	279,001	-	-	279,001
Interest Bearings Deposits	920,716	-	922,187	-	922,187
Accrued Interest Payable	57	-	-	57	57

					Total
	Carrying				Estimated
December 31, 2015	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$79,550	$79,550	$-	$-	$79,550
Time Deposits in Other Banks	5,500	-	5,465	-	5,465
Securities - Held to Maturity
Obligations of States and Political Subdivisions	40,782	-	3,805	38,132	41,937
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	369,061	-	369,061	-	369,061
MBS issued by U.S. Government Agencies	103,252	-	103,252	-	103,252
Obligations of States and Political Subdivisions	17,469	-	17,469	-	17,469
Corporate Debt Securities	4,950	-	4,950	-	4,950
Other Securities	2,127	2,127	-	-	2,127

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	1,477	-	-	1,508	1,508
Loans, net	606,412	-	-	613,397	613,397
Accrued Interest Receivable	4,170	-	-	4,170	4,170

Financial Liabilities:
Noninterest Bearing Deposits	253,795	253,795	-	-	253,795
Interest Bearings Deposits	911,598	-	913,410	-	913,410
Repurchase Agreements	15,000	-	15,253	-	15,253
Accrued Interest Payable	108	-	-	108	108

(12)	Federal Income Taxes

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

The current and deferred components of the provision for Federal income taxes were as follows (000s omitted):

	2016	2015	2014
Current	$2,725	$(660)	$69
Deferred	3,512	5,680	2,503
Tax expense (benefit)	$6,237	$5,020	$2,572

The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as follows:

	2016	2015	2014
Statutory rate	34.0%	34.0%	34.0
Municipal interest income	(2.0)	(2.1)	(3.9)
Other, net	(1.9)	(2.5)	(4.1)
Valuation allowance	-	-	-
Effective tax rate	30.1%	29.4%	26.0

In accordance with ASC 740, the Company is required to establish a valuation allowance for deferred tax assets when it is “more likely than not” that a portion or the entire deferred tax asset will not be realized. The evaluation requires significant judgment and extensive analysis of all available positive and negative evidence, the forecast of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. The Company did not maintain a valuation allowance on its deferred tax assets during the years ended December 31, 2016, 2015, and 2014.

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

In the fourth quarter of 2015 the Company agreed to a settlement with the IRS for an audit of its tax returns filed for the 2004, 2005, 2007, 2008, 2009 and 2010 tax years. That settlement was approved by Congress’ Joint Committee on Taxation in 2016. The Company remitted the taxes and interest required by the settlement and the audit is closed.

The components of the net deferred federal income tax asset (included in Interest Receivable and Other Assets on the accompanying consolidated balance sheets) at December 31 are as follows (000s omitted):

	2016	2015
Deferred federal income tax assets:
Allowance for loan losses	$2,990	$3,818
Net deferred loan origination fees	655	649
Tax versus book depreciation differences	331	482
Net unrealized losses on securities available for sale	3,449	795
Accrued postretirement benefits	3,406	3,176
Postretirement benefits in other comprehensive income	427	417
Alternative minimum tax	3,493	632
Non-accrual loan interest	281	438
Other real estate owned	546	606
Net operating loss	-	5,425
Other, net	766	783
Total deferred federal tax asset	$16,344	$17,221

Deferred federal income tax liabilities:
Accretion of bond discount	$(186)	$(346)
Other	(691)	(560)
Total deferred federal tax liabilities	$(877)	$(906)
Net deferred federal income tax asset	$15,467	$16,315

(13)	Regulatory Capital Requirements

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

As of December 31, 2016 and 2015, the Bank’s capital ratios exceeded the required minimums to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the tables, as well as meeting other requirements specified by the federal banking regulators, including not being subject to any written agreement or order issued by the FDIC pursuant to section 8 of the Federal Deposit Insurance Act.

The Bank is considered to be “Well Capitalized” as of December 31, 2016 and 2015, and there are no conditions or events since December 31, 2016 that Management believes have changed the Bank’s category.

The Corporation’s and Bank’s actual capital amounts and ratios are also presented in the table (000s omitted in dollar amounts).

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total Risk Based Capital to Risk-Weighted Assets
Consolidated	$153,957	18.35%	$83,923	10%
Monroe Bank & Trust	151,936	18.12%	83,831	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	145,144	17.30%	67,138	8%
Monroe Bank & Trust	143,123	17.07%	67,064	8%
Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	145,144	17.30%	54,550	6.5%
Monroe Bank & Trust	143,123	17.07%	54,490	6.5%
Tier 1 Capital to Average Assets
Consolidated	145,144	10.89%	66,645	5%
Monroe Bank & Trust	143,123	10.75%	66,579	5%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Capital to Risk-Weighted Assets
Consolidated	$154,718	19.79%	$78,163	10%
Monroe Bank & Trust	153,026	19.59%	78,107	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	144,857	18.53%	62,531	8%
Monroe Bank & Trust	143,175	18.33%	62,485	8%
Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	144,857	18.53%	50,806	6.5%
Monroe Bank & Trust	143,175	18.33%	50,769	6.5%
Tier 1 Capital to Average Assets
Consolidated	144,857	11.04%	65,625	5%
Monroe Bank & Trust	143,175	10.91%	65,602	5%

(14)	Earnings Per Share

The calculation of earnings per common share for the years ended December 31 is as follows:

	2016	2015	2014
Basic
Net income	$14,501,000	$12,082,000	$7,315,000
Less preferred dividends	-	-	-
Net income applicable to common stock	$14,501,000	$12,082,000	$7,315,000
Average common shares outstanding	22,802,325	22,742,476	22,109,911
Income per common share - basic	$0.64	$0.53	$0.33

	2016	2015	2014
Diluted
Net income	$14,501,000	$12,082,000	$7,315,000
Less preferred dividends	-	-	-
Net income applicable to common stock	$14,501,000	$12,082,000	$7,315,000
Average common shares outstanding	22,802,325	22,742,476	22,109,911
Stock based compensation adjustment	134,868	174,278	180,657
Average common shares outstanding - diluted	22,937,193	22,916,754	22,290,568
Income per common share - diluted	$0.63	$0.53	$0.33

Stock awards totaling 213,101, 302,100, and 385,100 shares were not included in the computation of diluted earnings per share in the years ended December 31, 2016, 2015, and 2014, respectively, because they were antidilutive.

(15)	Stock-Based Compensation Plan

The MBT Financial Corp. 2008 Stock Incentive Plan was approved by shareholders at the May 1, 2008 Annual meeting of shareholders of MBT Financial Corp. This plan authorized the Board of Directors to grant equity incentive awards to key employees and non-employee directors. Such grants may be made until May 1, 2018 for up to 1,000,000 shares of the Corporation’s common stock. At the May 7, 2015 Annual Meeting of Shareholders, this plan was amended to increase the number of shares available for awards to 1,500,000. The amount that may be awarded to any one individual is limited to 100,000 shares in any one calendar year. As of December 31, 2016, the number of shares available under the plan is 424,659. This includes 334,878 shares that were previously awarded that have been forfeited.

Grants under the Stock Incentive Plan can be in the form of Stock Options, Stock Only Stock Appreciation Rights (SOSARs), Restricted Stock Awards, or Restricted Stock Unit Awards.

Stock Only Stock Appreciation Rights (SOSARs) – On February 25, 2016, 105,500 Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain officers in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. The SOSARs have a term of 10 years and vest in three equal annual installments beginning on December 31, 2016. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant, but providing for a cashless exercise. Upon exercise, the officers will generally receive common shares equal in value to the excess of the market value of the shares over the exercise price on the exercise date. The Stock Incentive Plan allows participants to cover their tax obligations by returning shares to the Company at the current fair market value at the time of exercise, which may result in a reduction in equity at the time of issuance.

The fair value of each SOSAR grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2016, 2015, and 2014: expected option lives of seven years for all three; expected volatility of 41.21%, 56.42%, and 60.11%; risk-free interest rates of 1.47%, 1.79%, and 2.27%; and dividend yields of 1.50%, 1.30%, and 0.00%.

A summary of the status of SOSARs under the plan is presented in the table below. SOSARs Exercisable at each year end excludes SOSARs that are vested but not in the money.

	2016		2015		2014
Stock Only Stock Appreciation Rights (SOSARs)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
SOSARs Outstanding, January 1	609,275	$4.02	557,439	$3.58	472,271	$3.23
Granted	105,500	8.26	128,000	5.31	110,000	4.90
Exercised	238,818	3.18	60,660	2.34	18,998	2.15
Forfeited	8,839	5.68	15,504	5.21	5,834	4.91
Expired	-	-	-	-	-	-
SOSARs Outstanding, December 31	467,118	$5.38	609,275	$4.02	557,439	$3.58
SOSARs Exercisable, December 31	358,242	$4.83	425,356	$3.00	450,888	$3.45

The SOSARs exercisable as of December 31, 2016 are exercisable at prices ranging from $1.52 to $8.53. The number of SOSARs and remaining life at each exercise price are as follows:

	Outstanding SOSARs		Exercisable SOSARs
Exercise Price	Shares	Remaining Life (in years)	Shares	Remaining Life (in years)
$1.52	4,000	3.01	4,000	3.01
$1.85	57,500	4.83	57,500	4.83
$2.35	45,000	6.01	45,000	6.01
$3.03	26,800	2.01	26,800	2.01
$4.90	74,176	7.19	74,176	7.19
$4.94	53,674	8.07	32,314	8.07
$5.79	53,067	8.41	34,563	8.41
$8.26	102,001	9.15	32,989	9.15
$8.53	50,900	1.43	50,900	1.43
	467,118	6.49	358,242	5.79

A summary of the status of the Corporation’s non-vested SOSARs as of December 31, 2016 and changes during the year ended December 31, 2016 is as follows:

Nonvested SOSAR Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	118,219	$2.76
Granted	105,500	3.08
Vested	(106,004)	2.89
Forfeited	(8,839)	2.94
Nonvested at December 31, 2016	108,876	$2.93

As of December 31, 2016, there was $319,000 of total unrecognized compensation cost related to nonvested SOSARs granted under the Plan. The cost is expected to be recognized over a weighted average period of 1.63 years.

Restricted Stock Awards – On February 25, 2016, 6,000 restricted shares were awarded to certain non-employee directors and in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. On June 23, 2016, 1,000 restricted shares were forfeited due to the director’s retirement. On September 29, 2016, 1,000 restricted shares vested early due to the director’s death. The remaining 4,000 shares vested on December 31, 2016.

A summary of the status of the Corporation’s non-vested restricted stock awards as of December 31, 2016, 2015, and 2014, and changes during the years then ended is as follows:

Restricted Stock Awards	2016	2015	2014
Nonvested at January 1	2,500	-	25,000
Granted	6,000	8,500	6,000
Vested	6,250	6,000	31,000
Forfeited	1,000	-	-
Nonvested at December 31	1,250	2,500	-

The total expense recorded for the restricted stock awards was $50,000 in 2016, $37,000 in 2015, and $37,000 in 2014. The amount of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan was $4,000 as of December 31, 2016, $13,000 as of December 31, 2015, and $0 as of December 31, 2014.

Restricted Stock Unit Awards – Restricted stock units granted under the plan result in an award of common shares to key employees based on selected performance metrics during the performance period.

Key executives were granted 35,000 Restricted Stock Units (RSUs) on February 25, 2016. The RSUs will vest on December 15, 2018 according to the following schedule based on the Bank’s cumulative earnings per share in the two year performance period ending December 31, 2017:

Two Year Cumulative Fully Diluted EPS for the Two Year Performance Period Ending December 31, 2017	Percent of Target Achieved	Percent RSUs Vested
$1.21	100%	100%
$1.15	95%	83%
$1.09	90%	67%
$1.03	85%	50%
less than $1.03		0%

Restricted stock units are valued based on the share price at the date of grant multiplied by the number of units granted. The performance objective is expected to be met and 35,000 shares are expected to be awarded upon completion of the vesting period. One executive is not expected to meet the vesting requirement due to retirement. As a result, 5,000 RSUs are expected to be forfeited and 30,000 shares of stock are expected to be issued. The grant date value of the stock was $8.26 and the total value of the restricted stock units granted in 2016 was $289,000.

Key executives were granted 25,000 Restricted Stock Units (RSUs) on January 21, 2015. The RSUs will vest on December 15, 2017 based on the Bank achieving the performance target of $0.80 cumulative earnings per share in the two year performance period ending December 31, 2016. Restricted stock units are valued based on the share price at the date of the grant multiplied by the number of units granted. The performance objective was achieved, and as a result, 25,000 RSUs were earned and will be awarded upon completion of the vesting period. One executive is not expected to meet the vesting requirement due to retirement. As a result, 3,500 RSUs are expected to be forfeited and 21,500 shares of stock are expected to be issued. The grant date value of the stock was $4.94 per share and the total value of the restricted stock units granted in 2015 was $124,000.

Accordingly, the Company recorded expenses of $186,000 in 2016 and $116,000 in 2015 for the RSUs granted. The RSU expense is accrued ratably over the performance and vesting period. The total unrecognized compensation costs associated with non-vested restricted stock units was $201,000 as of December 31, 2016. The Stock Incentive Plan allows participants to cover their tax obligations by returning shares to the Company at the current fair market value at the time of exercise, which may result in a reduction in equity at the time of issuance.

The following table presents the recorded expense for all Stock Based Compensation awards for the years ended December 31, and the unrecognized compensation expense for all Stock Based Compensation Plans as of December 31 for each year (000s):

	2016	2015	2014
Recorded expense for all Stock Based Compensation awards	$548	$413	$295
Unrecognized compensation expense for all Stock Based Compensation awards	$524	$479	$398

In addition to the stock based awards noted above, the Company has 60,200 stock options outstanding with an exercise price of $15.33 that will expire on January 3, 2017.

(16)	Parent Company

Condensed parent company financial statements, which include transactions with the subsidiary, are as follows (000s omitted):

Balance Sheets

	December 31,
	2016	2015
Assets
Cash and due from banks	$1,975	$1,610
Investment in subsidiary bank	139,093	145,156
Other assets	920	1,062
Total assets	$141,988	$147,828

Liabilities
Accounts payable and accrued expenses	$874	$487
Total liabilities	874	487

Stockholders' Equity
Total stockholders' equity	141,114	147,341
Total liabilities and stockholders' equity	$141,988	$147,828

Statements of Income

	Years Ended December 31,
	2016	2015	2014
Income
Dividends from subsidiary bank	$15,650	$-	$-
Net gain on sales of securities	-	-	214
Total income	15,650	-	214

Expense
Other expense	332	321	282
Total expense	332	321	282

Loss before tax and equity in undistributed net income of subsidiary bank	15,318	(321)	(68)
Income tax expense (benefit)	(113)	(109)	2
Income (Loss) before equity in undistributed net income of subsidiary bank	15,431	(212)	(70)
Equity in undistributed net income of subsidiary bank	(930)	12,294	7,385
Net Income	$14,501	$12,082	$7,315

Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
Cash Flows Used For Operating Activities:
Net income	$14,501	$12,082	$7,315
Equity in undistributed net income of subsidiary bank	930	(12,294)	(7,385)
Gain on sales of investment securities	-	-	(214)
Net decrease in other liabilities	387	131	84
Net (increase) decrease in other assets	376	(134)	57
Net cash used for operating activities	$16,194	$(215)	$(143)

Cash Flows Used For Investing Activities:
Sales and maturities of investment securities	$-	$-	$754
Investment in subsidiary	-	-	(7,500)
Net cash used for investing activities	$-	$-	$(6,746)

Cash Flows Provided By Financing Activities:
Issuance of common stock	$221	$106	$8,115
Repurchase of common stock	(1,414)	-	-
Dividends paid	(14,636)	-	-
Net cash provided by financing activities	$(15,829)	$106	$8,115

Net Increase (Decrease) In Cash And Cash Equivalents	$365	$(109)	$1,226

Cash and Cash Equivalents At Beginning Of Year	1,610	1,719	493
Cash And Cash Equivalents At End Of Year	$1,975	$1,610	$1,719

Under current regulations, the Bank is limited in the amount it may loan to the Corporation. Loans to the Corporation may not exceed ten percent of the Bank’s capital stock, surplus, and undivided profits plus the allowance for loan losses. Loans from the Bank to the Corporation are required to be collateralized. Accordingly, at December 31, 2016, Bank funds available for loans to the Corporation amounted to $15,507,000. The Bank has not made any loans to the Corporation.

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk at December 31 were as follows (000s omitted):

	Contractual Amount
	2016	2015
Commitments to extend credit:
Unused portion of commercial lines of credit	$75,454	$70,488
Unused portion of credit card lines of credit	4,983	4,396
Unused portion of home equity lines of credit	25,057	23,164
Standby letters of credit and financial guarantees written	1,582	1,555

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

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and other business transactions. $1,424,000 of the standby letters of credit expire in 2017 and $158,000 expire in 2018. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Various legal claims also arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

(18)	Quarterly Financial Information (Unaudited) (000s omitted):

2016	First	Second	Third	Fourth
Total Interest Income	$9,983	$9,862	$9,995	$10,019
Total Interest Expense	693	618	480	445
Net Interest Income	9,290	9,244	9,515	9,574
Provision for (Recovery of) Loan Losses	(300)	(200)	(700)	(1,000)
Other Income	4,114	5,555	4,039	3,805
Other Expenses	9,483	8,872	8,974	9,269
Income Before Provision For Income Taxes	4,221	6,127	5,280	5,110
Provision For Income Taxes	1,224	1,888	1,593	1,532
Net Income	$2,997	$4,239	$3,687	$3,578

Basic Earnings Per Common Share	$0.13	$0.19	$0.16	$0.16
Diluted Earnings Per Common Share	$0.13	$0.18	$0.16	$0.16

Dividends Declared Per Share	$0.53	$0.03	$0.04	$0.04

2015	First	Second	Third	Fourth
Total Interest Income	$10,161	$9,877	$9,964	$10,039
Total Interest Expense	819	796	740	711
Net Interest Income	9,342	9,081	9,224	9,328
Provision for (Recovery of) Loan Losses	(800)	-	(200)	(2,000)
Other Income	3,625	3,805	3,978	3,919
Other Expenses	9,819	9,730	9,166	9,485
Income Before Provision For Income Taxes	3,948	3,156	4,236	5,762
Provision For Income Taxes	1,171	871	1,230	1,748
Net Income	$2,777	$2,285	$3,006	$4,014

Basic Earnings Per Common Share	$0.12	$0.10	$0.13	$0.18
Diluted Earnings Per Common Share	$0.12	$0.10	$0.13	$0.18

Dividends Declared Per Share	$-	$-	$-	$-

(19)	Fair Value Disclosures

The following tables present information about the Corporation’s assets measured at fair value on a recurring basis at December 31, 2016 and 2015, and the valuation techniques used by the Corporation to determine those fair values.

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

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset. The Corporation did not utilize Level 3 inputs to measure the fair values of any assets on a recurring basis at December 31, 2016 and 2015.

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

Investment Securities Available for Sale at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$-	$275,000	$-
MBS issued by U.S. Government Agencies		146,209
Obligations of States and Political Subdivisions	-	30,609	-
Corporate Debt Securities	-	34,160	-
Other Securities	2,089	-	-
Total Securities Available for Sale	$2,089	$485,978	$-

Investment Securities Available for Sale at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$-	$369,061	$-
MBS issued by U.S. Government Agencies		103,252
Obligations of States and Political Subdivisions	-	17,469	-
Corporate Debt Securities	-	4,950	-
Other Securities	2,127	-	-
Total Securities Available for Sale	$2,127	$494,732	$-

The Company did not purchase any Level 3 available for sale securities during 2016 or 2015.

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

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$17,711	$-	$-	$16,570
Other Real Estate Owned	$1,634	$-	$-	$1,634

	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$24,886	$-	$-	$22,334
Other Real Estate Owned	$2,383	$-	$-	$2,383

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

MBT Financial Corp. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2016, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be in the Corporation’s periodic SEC filings.

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

MBT Financial Corp.’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that assessment, management determined that, as of December 31, 2016, the Corporation’s internal control over financial reporting is effective, based on those criteria. The registered public accounting firm that audited the financial statements included in this annual report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting which can be found under Item 8 of this form 10-K.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2016, that materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

(c)

Audit Committee – The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). Members of the Audit Committee are: Peter H. Carlton (chair), Kristine L. Barann, James F. Deutsch, and Debra J. Shah.

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

Securities authorized for issuance under equity compensation plans as of December 31, 2016 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column ( a ))
	( a )	( b )	( c )
Equity Compensation plans approved by security holders	527,318	$6.51	424,659
Equity Compensation plans not approved by security holders	0	0	0
Total	527,318	$6.51	424,659

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The financial statements required in this item are incorporated by reference to Item 8, Financial Statements and Supplementary Data,” in Part II of this report.

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

10.8	MBT Financial Corp. Long-Term Incentive Compensation Plan filed as Exhibit 10.1 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
10.9	MBT Financial Corp. Executive Officer Annual Incentive Pay Plan
10.10	MBT Financial Corp. Director Deferred Compensation Plan. Previously filed as Exhibit 10.10 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2014.
10.11	Monroe Bank and Trust Split DFollar Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended September 30, 2003.
21	Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
23	Consent of Independent Auditors.
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2017		MBT FINANCIAL CORP.

	By:	/s/ John L. Skibski
John L. Skibski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 10, 2017

/s/ H. Douglas Chaffin	/s/ John L. Skibski
H. Douglas Chaffin	John L. Skibski
President, Chief Executive Officer & Director	Chief Financial Officer & Director

/s/ Michael J. Miller	/s/ Kristine L. Barann
Michael J. Miller	Kristine L. Barann
Chairman	Director

/s/ Peter H. Carlton	/s/Joseph S. Daly
Peter H. Carlton	Joseph S. Daly
Director	Director

/s/ James F. Deutsch	/s/ Tony Scavuzzo
James F. Deutsch	Tony Scavuzzo
Director	Director

/s/ Debra J. Shah	/s/ Joseph S. Vig
Debra J. Shah	Joseph S. Vig
Director	Director

Exhibit Index

Number	Description of Exhibits
10.9	MBT Financial Corp. Executive Officer Annual Incentive Plan
21	Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
23	Consent of Independent Auditors.
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document