Form 10-Q
period 2017-03-31
MBT FINANCIAL CORP
filed 2017-05-10
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 10, 2017, there were 22,865,333 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017
Dollars in thousands	(Unaudited)	December 31, 2016

ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$16,277	$18,183
Interest bearing	24,396	34,589
Total cash and cash equivalents	40,673	52,772

Interest Bearing Time Deposits in Other Banks	18,696	18,946
Securities - Held to Maturity	41,452	40,741
Securities - Available for Sale	480,209	488,067
Federal Home Loan Bank stock - at cost	4,148	4,148

Loans held for sale	525	611

Loans	662,924	652,337
Allowance for Loan Losses	(8,334)	(8,458)
Loans - Net	654,590	643,879

Accrued interest receivable and other assets	23,260	24,901
Other Real Estate Owned	1,360	1,634
Bank Owned Life Insurance	54,759	54,415
Premises and Equipment - Net	26,882	27,169
Total assets	$1,346,554	$1,357,283

LIABILITIES
Deposits:
Non-interest bearing	$284,946	$279,001
Interest-bearing	918,126	920,716
Total deposits	1,203,072	1,199,717

Interest payable and other liabilities	13,929	16,452
Total liabilities	1,217,001	1,216,169

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 shares authorized, 22,860,794 and 22,777,882 shares issued and outstanding)	22,385	22,562
Retained earnings	112,944	126,079
Unearned compensation	(60)	(4)
Accumulated other comprehensive income (loss)	(5,716)	(7,523)
Total stockholders' equity	129,553	141,114
Total liabilities and stockholders' equity	$1,346,554	$1,357,283

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended March 31,
Dollars in thousands, except per share data	2017	2016

Interest Income
Interest and fees on loans	$7,364	$7,035
Interest on investment securities-
Tax-exempt	310	305
Taxable	2,268	2,526
Interest on balances due from banks	109	117
Total interest income	10,051	9,983

Interest Expense
Interest on deposits	456	517
Interest on borrowed funds	-	176
Total interest expense	456	693

Net Interest Income	9,595	9,290
Provision For (Recovery Of) Loan Losses	(200)	(300)

Net Interest Income After
Provision For Loan Losses	9,795	9,590

Other Income
Income from wealth management services	1,128	1,097
Service charges and other fees	1,014	1,008
Debit card income	680	674
Net gain on sales and redemptionsof securities available for sale	10	320
Net loss on sales of Other Real Estate Owned	(34)	(56)
Origination fees on mortgage loans sold	59	130
Bank owned life insurance income	341	355
Other	622	586
Total other income	3,820	4,114

Other Expenses
Salaries and employee benefits	5,434	5,618
Occupancy expense	748	701
Equipment expense	697	684
Marketing expense	284	259
Professional fees	589	652
EFT/ATM Expense	248	309
Other Real Estate Owned expenses	32	64
FDIC Deposit Insurance Assessment	107	169
Bonding and other insurance expense	122	122
Telephone expense	116	126
Other	685	779
Total other expenses	9,062	9,483

Income Before Income Taxes	4,553	4,221
Income Tax Expense	1,373	1,224
Net Income	$3,180	$2,997

Other Comprehensive Income - Net of Tax
Unrealized gains on securities	1,787	4,327
Reclassification adjustment for gains included in net income	(7)	(211)
Postretirement benefit liability	27	27
Total Other Comprehensive Income (Loss) - Net of Tax	1,807	4,143
Comprehensive Income	$4,987	$7,140
Basic Earnings Per Common Share	$0.14	$0.13
Diluted Earnings Per Common Share	$0.14	$0.13
Dividends Declared Per Share of Common Stock	$0.75	$0.53

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
Dollars in thousands	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2017	22,777,882	$22,562	$126,079	$(4)	$(7,523)	$141,114

Repurchase of Common Stock	-	-	-	-	-	-

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	59,743	(230)	-	-	-	(230)
Restricted stock awards, net of shares redeemed for taxes	6,000	65	-	(65)	-	-
Employee Stock Purchase Plan and other stock issued	17,169	190	-	-	-	190

Tax benefit from exercise of options	-	-	812	-	-	812

Equity Compensation	-	122	-	9	-	131

Deferred Directors' Compensation	-	(324)	-	-	-	(324)

Dividends declared ($0.75 per share)	-	-	(17,127)	-	.	(17,127)

Net income	-	-	3,180	-	-	3,180
Other comprehensive income - net of tax	-	-	-	-	1,807	1,807

Balance - March 31, 2017	22,860,794	$22,385	$112,944	$(60)	$(5,716)	$129,553

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
Dollars in thousands	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2016	22,790,707	$23,492	$126,214	$(13)	$(2,352)	$147,341

Repurchase of Common Stock	-	-	-	-	-	-

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	95,856	(166)	-	-	-	(166)
Restricted stock awards, net of shares redeemed for taxes	-	-	-	-	-	-
Employee Stock Purchase Plan and other stock issued	15,635	124	-	-	-	124

Equity Compensation	-	111	-	3	-	114

Dividends declared ($0.53 per share)	-	-	(12,129)	-	-	(12,129)

Net income	-	-	2,997	-	-	2,997
Other comprehensive income - net of tax	-	-	-	-	4,143	4,143

Balance - March 31, 2016	22,902,198	$23,561	$117,082	$(10)	$1,791	$142,424

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
Dollars in thousands	2017	2016

Cash Flows from Operating Activities
Net Income	$3,180	$2,997
Adjustments to reconcile net income to net cash from operating activities
Recovery of loan losses	(200)	(300)
Depreciation	404	395
Deferred tax expense	-	1,224
Net amortization of investment premium and discount	614	290
Writedowns of Other Real Estate Owned	6	68
Net decrease in interest payable and other liabilities	(1,932)	(565)
Net (increase) decrease in interest receivable and other assets	746	(1,764)
Writedowns of Other Assets	37	-
Equity based compensation expense	131	114
Net gain on sale/settlement of securities	(10)	(320)
Increase in cash surrender value of life insurance	(341)	(355)
Net cash provided by operating activities	$2,635	$1,784

Cash Flows from Investing Activities
Proceeds from maturities of interest bearing time deposits in other banks	$750	$250
Proceeds from maturities and redemptions of investment securities held to maturity	1,835	1,793
Proceeds from maturities and redemptions of investment securities available for sale	7,030	57,157
Proceeds from sales of investment securities available for sale	10,013	-
Net (increase) decrease in loans	(10,465)	63
Proceeds from sales of other real estate owned	240	770
Proceeds from sales of other assets	-	149
Purchase of time deposits in other banks	(500)	(6,946)
Purchase of investment securities held to maturity	(2,565)	(3,350)
Purchase of Bank Owned Life Insurance	(3)	-
Purchase of investment securities available for sale	(7,073)	(24,807)
Purchase of bank premises and equipment	(184)	(318)
Net cash provided by (used for) investing activities	$(922)	$24,761

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$3,355	$(2,660)
Issuance of common stock	190	124
Stock redeemed for tax withholding - stock based compensation	(230)	(166)
Dividends paid	(17,127)	(12,129)
Net cash used for financing activities	$(13,812)	$(14,831)

Net Increase (Decrease) in Cash and Cash Equivalents	$(12,099)	$11,714

Cash and Cash Equivalents at Beginning of Period	52,772	79,550
Cash and Cash Equivalents at End of Period	$40,673	$91,264

Supplemental Cash Flow Information
Cash paid for interest	$458	$687
Cash paid for federal income taxes	$-	$-

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$-	$29
Transfer of loans to other assets	$40	$21

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The unaudited consolidated financial statements include the accounts of MBT Financial Corp. (the “Company”) and its subsidiary, Monroe Bank & Trust (the “Bank”). The Bank includes the accounts of its wholly owned subsidiary, MB&T Financial Services, Inc. The Bank operates fourteen branches in Monroe County, Michigan, six branches in Wayne County, Michigan, and one loan and wealth management office in Wayne County. The Bank’s primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Company’s sole business segment is community banking.

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

2. EARNINGS PER SHARE

The calculations of earnings per common share are as follows:

	For the three months ended March 31,
	2017	2016
Basic
Net income	$3,180,000	$2,997,000
Average common shares outstanding	22,821,273	22,854,556
Earnings per common share - basic	$0.14	$0.13

Diluted
Net income	$3,180,000	$2,997,000
Average common shares outstanding	22,821,273	22,854,556
Equity compensation	140,152	160,401
Average common shares outstanding - diluted	22,961,425	23,014,957
Earnings per common share - diluted	$0.14	$0.13

3. STOCK BASED COMPENSATION

Stock Only Stock Appreciation Rights (SOSARs) - On February 23, 2017, 94,500 Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. The SOSARs have a term of ten years and vest in three equal annual installments beginning on December 31, 2017. The fair value of $3.37 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 33.54%, a risk free interest rate of 2.20% and dividend yield of 1.83%. The fair value of the Company’s common stock was $10.90 on the grant date.

SOSARs granted under the plan are structured as fixed grants with the base price equal to the market value of the underlying stock on the date of the grant.

The following table summarizes the SOSARs that have been granted:

		Weighted Average
	SOSARs	Base Price
SOSARs Outstanding, January 1, 2017	467,118	$5.38
Granted	94,500	10.90
Exercised	(144,562)	5.17
Forfeited	(3,337)	6.93
Expired	-	-
SOSARs Outstanding, March 31, 2017	413,719	$6.70
SOSARs Exercisable, March 31, 2017	213,680	$4.60

The exercise of a SOSAR results in the issuance of a number of shares of common stock of the Company based on the appreciation of the market price of the stock over the base price of the SOSAR. The market value of the Company’s common stock on March 31, 2017 was $11.35. The value of the exercisable SOSARs that are in-the-money as of March 31, 2017 was $1,400,000, and exercise of those SOSARs on that date would have resulted in the issuance of 127,078 shares of common stock. The plan allows participants to elect to withhold shares from the exercise of SOSARs to cover their tax liability. This may affect the number of shares issued and the value of the common stock account on the balance sheet and the statement of changes in equity.

Restricted Stock Unit Awards – On February 23, 2017, 24,000 performance restricted stock units were awarded to certain key executive officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. Each Restricted Stock Unit (RSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a two year performance period that ends on December 31, 2018 if the defined performance targets are achieved. The grant date fair value of the stock was $10.90 per share. Earned RSUs vest on December 15, 2019 and as of March 31, 2017 none of the RSUs were vested.

Restricted Stock Awards – On February 23, 2017, 6,000 restricted shares were awarded to certain non-executive members of the board of directors in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. The restricted shares vest on December 31, 2017. The expense for the restricted stock is based on the grant date value of $10.90 and is recognized over the vesting period. The unrecognized cost related to the non-vested restricted stock awards was $59,000 as of March 31, 2017.

The total expense for equity based compensation was $131,000 in the first quarter of 2017 and $114,000 in the first quarter of 2016. The unrecognized compensation expense for all equity based compensation plans is $1,050,000 as of March 31, 2017. The expense is expected to be recognized over a weighted average period of 1.88 years.

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

Loans consist of the following (000s omitted):

	March 31,	December 31,
	2017	2016
Residential real estate loans	$218,975	$216,436
Commercial and Construction real estate loans	272,322	271,623
Agriculture and agricultural real estate loans	21,023	21,518
Commercial and industrial loans	107,831	96,761
Loans to individuals for household, family, and other personal expenditures	42,773	45,999
Total loans, gross	$662,924	$652,337
Less: Allowance for loan losses	8,334	8,458
Net Loans	$654,590	$643,879

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

The following table summarizes nonperforming assets (000s omitted):

	March 31,	December 31,
	2017	2016
Nonaccrual loans	$5,001	$4,656
Loans 90 days past due and accruing	9	10
Restructured loans	10,318	14,161
Total nonperforming loans	$15,328	$18,827

Other real estate owned	1,360	1,634
Other assets	40	-
Total nonperforming assets	$16,728	$20,461

Nonperforming assets to total assets	1.24%	1.51%
Allowance for loan losses to nonperforming loans	54.37%	44.92%

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

Activity in the allowance for loan losses during the three months ended March 31, 2017 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended March 31, 2017
Beginning Balance	$201	$1,632	$3,336	$525	$1,599	$1,165	$8,458
Charge-offs	-	-	(25)	-	(50)	(37)	(112)
Recoveries	3	56	37	13	54	25	188
Provision	(4)	(109)	90	(4)	(33)	(140)	(200)
Ending balance	$200	$1,579	$3,438	$534	$1,570	$1,013	$8,334

Allowance for loan losses as of March 31, 2017
Ending balance individually evaluated for impairment	$5	$181	$234	$381	$230	$182	$1,213
Ending balance collectively evaluated for impairment	195	1,398	3,204	153	1,340	831	7,121
Ending balance	$200	$1,579	$3,438	$534	$1,570	$1,013	$8,334

Loans as of March 31, 2017
Ending balance individually evaluated for impairment	$1,213	$327	$3,458	$1,705	$6,502	$459	$13,664
Ending balance collectively evaluated for impairment	19,810	107,504	247,335	19,824	212,473	42,314	649,260
Ending balance	$21,023	$107,831	$250,793	$21,529	$218,975	$42,773	$662,924

Activity in the allowance for loan losses during the three months ended March 31, 2016 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended March 31, 2017
Beginning Balance	$389	$2,279	$4,350	$420	$2,235	$1,223	$10,896
Charge-offs	-	-	(56)	-	(91)	(62)	(209)
Recoveries	-	33	23	13	58	23	150
Provision	98	(715)	701	42	(282)	(144)	(300)
Ending balance	$487	$1,597	$5,018	$475	$1,920	$1,040	$10,537

Allowance for loan losses as of March 31, 2016
Ending balance individually evaluated for impairment	$241	$525	$763	$269	$387	$209	$2,394
Ending balance collectively evaluated for impairment	246	1,072	4,255	206	1,533	831	8,143
Ending balance	$487	$1,597	$5,018	$475	$1,920	$1,040	$10,537

Loans as of March 31, 2016
Ending balance individually evaluated for impairment	$695	$895	$11,898	$1,796	$7,510	$450	$23,244
Ending balance collectively evaluated for impairment	18,649	81,986	230,917	14,538	210,795	37,838	594,723
Ending balance	$19,344	$82,881	$242,815	$16,334	$218,305	$38,288	$617,967

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

The Company utilizes an internal loan grading system to assign a risk grade to all commercial loans, all renegotiated loans, and each commercial credit relationship. Grades 10 through 45 are considered “pass” credits and grades 50 through 60 are considered “watch” credits and are subject to greater scrutiny. Loans with grades 70 through 90 and considered “doubtful” or “loss” and have generally been charged off. A description of the general characteristics of each grade is as follows:

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

The portfolio segments in each credit risk grade as of March 31, 2017 are as follows (000s omitted):

Credit Quality Indicators as of March 31, 2017

Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$1	$3,125	$203	$11,085	$132,686	$36,102	$183,202
10	-	5,890	-	-	-	-	5,890
20	344	286	423	-	-	145	1,198
30	634	25,346	7,742	-	213	4,128	38,063
40	15,417	64,819	199,243	5,160	71,752	2,282	358,673
45	1,503	3,327	13,367	2,959	5,226	-	26,382
50	1,649	3,273	19,990	436	3,409	11	28,768
55	169	1,135	2,882	1,564	969	-	6,719
60	1,306	630	6,943	325	4,720	105	14,029
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$21,023	$107,831	$250,793	$21,529	$218,975	$42,773	$662,924

Performing	$20,246	$107,339	$246,871	$19,772	$211,154	$42,214	$647,596
Nonperforming	777	492	3,922	1,757	7,821	559	15,328
Total	$21,023	$107,831	$250,793	$21,529	$218,975	$42,773	$662,924

The portfolio segments in each credit risk grade as of December 31, 2016 are as follows (000s omitted):

Credit Quality Indicators as of December 31, 2016

Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$2	$1,768	$214	$9,960	$132,144	$39,114	$183,202
10	-	5,787	-	-	-	-	5,787
20	293	348	447	-	-	145	1,233
30	645	17,373	8,128	-	218	-	26,364
40	15,827	63,687	198,416	4,211	70,275	6,626	359,042
45	1,507	2,142	16,227	2,974	4,513	-	27,363
50	1,769	4,090	16,828	448	3,393	12	26,540
55	263	927	4,081	1,574	989	-	7,834
60	1,212	639	7,828	287	4,904	102	14,972
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$21,518	$96,761	$252,169	$19,454	$216,436	$45,999	$652,337

Performing	$20,834	$96,240	$244,816	$17,734	$208,458	$45,428	$633,510
Nonperforming	684	521	7,353	1,720	7,978	571	18,827
Total	$21,518	$96,761	$252,169	$19,454	$216,436	$45,999	$652,337

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of March 31, 2017 and December 31, 2016 (000s omitted):

March 31, 2017	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$36	$-	$206	$242	$20,781	$21,023	$-
Commercial	228	-	15	243	107,588	107,831	8
Commercial Real Estate	1,302	657	538	2,497	248,296	250,793	-
Construction Real Estate	-	-	53	53	21,476	21,529	-
Residential Real Estate	1,008	168	1,355	2,531	216,444	218,975	-
Consumer and Other	115	7	1	123	42,650	42,773	1
Total	$2,689	$832	$2,168	$5,689	$657,235	$662,924	$9

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$93	$-	$113	$206	$21,312	$21,518	$-
Commercial	77	46	23	146	96,615	96,761	10
Commercial Real Estate	708	363	828	1,899	250,270	252,169	-
Construction Real Estate	-	-	-	-	19,454	19,454	-
Residential Real Estate	1,523	192	1,558	3,273	213,163	216,436	-
Consumer and Other	149	46	-	195	45,804	45,999	-
Total	$2,550	$647	$2,522	$5,719	$646,618	$652,337	$10

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

The following is a summary of non-accrual loans as of March 31, 2017 and December 31, 2016 (000s omitted):

	March 31, 2017	December 31, 2016
Agriculture and Agricultural Real Estate	$206	$113
Commercial	156	169
Commercial Real Estate	1,839	1,625
Construction Real Estate	79	31
Residential Real Estate	2,623	2,623
Consumer and Other	98	95
Total	$5,001	$4,656

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of March 31, 2017 and March 31, and December 31, 2016 (000s omitted):

March 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$969	$1,163	$-	$973	$10
Commercial	63	63	-	65	1
Commercial Real Estate	642	846	-	661	7
Construction Real Estate	62	95	-	81	1
Residential Real Estate	4,266	4,453	-	4,479	57
Consumer and Other	29	29	-	31	1

With an allowance recorded:
Agriculture and Agricultural Real Estate	244	244	5	245	3
Commercial	264	268	181	293	3
Commercial Real Estate	2,816	2,895	234	2,914	34
Construction Real Estate	1,643	1,642	381	1,647	19
Residential Real Estate	2,236	2,298	230	2,277	24
Consumer and Other	430	431	182	434	5

Total:
Agriculture and Agricultural Real Estate	$1,213	$1,407	$5	$1,218	$13
Commercial	327	331	181	358	4
Commercial Real Estate	3,458	3,741	234	3,575	41
Construction Real Estate	1,705	1,737	381	1,728	20
Residential Real Estate	6,502	6,751	230	6,756	81
Consumer and Other	459	460	182	465	6

	Recorded Investment as of December 31, 2016	Unpaid Principal Balance as of December 31, 2016	Related Allowance as of December 31, 2016	Average Recorded Investment for the Three Months Ended March 31, 2016	Interest Income Recognized in the Three Months Ended March 31, 2016

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$966	$1,164	$-	$-	$-
Commercial	88	140	-	163	3
Commercial Real Estate	4,295	4,502	-	7,017	66
Construction Real Estate	144	177	-	214	3
Residential Real Estate	4,916	5,157	-	4,447	55
Consumer and Other	11	11	-	17	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	246	246	5	825	4
Commercial	267	274	199	789	8
Commercial Real Estate	2,558	2,610	129	5,410	53
Construction Real Estate	1,573	1,573	388	1,605	18
Residential Real Estate	2,182	2,224	236	3,392	34
Consumer and Other	465	465	184	438	5

Total:
Agriculture and Agricultural Real Estate	$1,212	$1,410	$5	$825	$4
Commercial	355	414	199	952	11
Commercial Real Estate	6,853	7,112	129	12,427	119
Construction Real Estate	1,717	1,750	388	1,819	21
Residential Real Estate	7,098	7,381	236	7,839	89
Consumer and Other	476	476	184	455	5

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three month period ended March 31, 2017 and March 31, 2016 are as follows (000s omitted from dollar amounts):

	Three months ended March 31, 2017			Three months ended March 31, 2016
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	2	29	29	-	-	-
Commercial Real Estate	2	74	54	-	-	-
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	3	212	180	1	200	199
Consumer and Other	1	1	1	-	-	-
Total	8	$316	$264	1	$200	$199

The Bank considers TDRs that become past due under the modified terms as defaulted. There were no loans that became TDRs during the three month periods ended March 31, 2017 and March 31, 2016 that subsequently defaulted during the three month periods ended March 31, 2017 and March 31, 2016, respectively.

The Company has allocated $1,013,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at March 31, 2017. In addition, there were no commitments to lend additional amounts to borrowers that are classified as troubled debt restructurings as of March 31, 2017 and March 31, 2016.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of March 31, 2017 and December 31, 2016 (000s omitted):

	Held to Maturity
	March 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$40,952	$800	$(266)	$41,486
Corporate Debt Securities	500	2	-	502
	$41,452	$802	$(266)	$41,988

	Available for Sale
	March 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$282,789	$511	$(5,935)	$277,365
Mortgage Backed Securities issued by U.S. Government Agencies	137,701	80	(2,138)	135,643
Obligations of States and Political Subdivisions	30,791	108	(236)	30,663
Other Debt Securities	34,328	295	(176)	34,447
Equity Securities	2,044	47	-	2,091
	$487,653	$1,041	$(8,485)	$480,209

	Held to Maturity
	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$40,241	$701	$(288)	$40,654
Corporate Debt Securities	500	2	-	502
	$40,741	$703	$(288)	$41,156

	Available for Sale
	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$282,130	$389	$(7,519)	$275,000
Mortgage Backed Securities issued by U.S. Government Agencies	148,764	118	(2,673)	146,209
Obligations of States and Political Subdivisions	30,909	109	(409)	30,609
Corporate Debt Securities	34,363	135	(338)	34,160
Equity Securities	2,044	45	-	2,089
	$498,210	$796	$(10,939)	$488,067

The amortized cost and estimated market values of securities by contractual maturity as of March 31, 2017 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Contractual maturity in
1 year or less	$10,168	$10,180	$4,470	$4,470
After 1 year through five years	20,780	20,982	151,899	150,945
After 5 years through 10 years	9,167	9,472	182,228	177,848
After 10 years	1,337	1,354	9,311	9,212
Total	41,452	41,988	347,908	342,475
Mortgage Backed Securities	-	-	137,701	135,643
Securities with no stated maturity	-	-	2,044	2,091
Total	$41,452	$41,988	$487,653	$480,209

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016.

	March 31, 2017

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$220,131	$5,935	$-	$-	$220,131	$5,935
Mortgage Backed Securities issued by U.S. Government Agencies	102,936	1,731	20,934	407	123,870	2,138
Obligations of States and Political Subdivisions	32,530	495	2,260	7	34,790	502
Corporate Debt Securities	15,582	176	-	-	15,582	176
	$371,179	$8,337	$23,194	$414	$394,373	$8,751

	December 31, 2016

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$242,212	$7,519	$-	$-	$242,212	$7,519
Mortgage Backed Securities issued by U.S. Government Agencies	112,995	2,144	22,857	529	135,852	2,673
Obligations of States and Political Subdivisions	40,524	682	2,976	15	43,500	697
Corporate Debt Securities	24,025	338	-	-	24,025	338
	$419,756	$10,683	$25,833	$544	$445,589	$11,227

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at March 31, 2017. As of March 31, 2017 and December 31, 2016, there were 195 and 230 securities in an unrealized loss position, respectively.

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

The Company applied the following fair value hierarchy:

Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. The Company’s equity mutual fund investments where quoted prices are available in an active market generally are classified within Level 1 of the fair value hierarchy.

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

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Certain municipal debt obligations and certificates of deposit are classified within Level 3 of the fair value hierarchy. Fair values are initially valued based on transaction price and are adjusted to reflect exit values.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016, and the valuation techniques used by the Company to determine those fair values.

					Total
	Carrying				Estimated
March 31, 2017	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$40,673	$40,673	$-	$-	$40,673
Time Deposits in Other Banks	18,696	-	17,904	750	18,654
Securities - Held to Maturity
Obligations of States and Political Subdivisions	40,952	-	3,152	38,334	41,486
Corporate Debt Securities	500	-	502	-	502

Securities - Available for Sale
Obligations of U.S. Government Agencies	277,365	-	277,365	-	277,365
MBS issued by U.S. Government Agencies	135,643	-	135,643	-	135,643
Obligations of States and Political Subdivisions	30,663	-	30,663	-	30,663
Other Debt Securities	34,447	-	34,447	-	34,447
Equity Securities	2,091	2,091	-	-	2,091

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	525	-	-	534	534
Loans, net	654,590	-	-	649,681	649,681
Accrued Interest Receivable	4,738	-	-	4,738	4,738

Financial Liabilities:
Noninterest Bearing Deposits	284,946	284,946	-	-	284,946
Interest Bearings Deposits	918,126	-	919,222	-	919,222
Accrued Interest Payable	55	-	-	55	55

					Total
	Carrying				Estimated
December 31, 2016	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$52,772	$52,772	$-	$-	$52,772
Time Deposits in Other Banks	18,946	-	18,940	-	18,940
Securities - Held to Maturity
Obligations of States and Political Subdivisions	40,241	-	3,153	37,501	40,654
Corporate Debt Securities	500	-	502	-	502

Securities - Available for Sale
Obligations of U.S. Government Agencies	275,000	-	275,000	-	275,000
MBS issued by U.S. Government Agencies	146,209	-	146,209	-	146,209
Obligations of States and Political Subdivisions	30,609	-	30,609	-	30,609
Corporate Debt Securities	34,160	-	34,160	-	34,160
Equity Securities	2,089	2,089	-	-	2,089

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	611	-	-	623	623
Loans, net	643,879	-	-	642,908	642,908
Accrued Interest Receivable	4,335	-	-	4,335	4,335

Financial Liabilities:
Noninterest Bearing Deposits	279,001	279,001	-	-	279,001
Interest Bearings Deposits	920,716	-	922,187	-	922,187
Repurchase Agreements	-	-	-	-	-
Accrued Interest Payable	57	-	-	57	57

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

The Company's assets with Level 3 fair values are carried at their amortized cost values as of March 31, 2017 or December 31, 2016. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

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

Assets measured at fair value on a nonrecurring basis are as follows (000s omitted):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Impaired loans	$-	$-	$12,451
Other Real Estate Owned	$-	$-	$1,360

December 31, 2016
Impaired loans	$-	$-	$16,570
Other Real Estate Owned	$-	$-	$1,634

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	March 31,	December 31,
	2017	2016
Commitments to extend credit:
Unused portion of commercial lines of credit	$71,987	$75,454
Unused portion of credit card lines of credit	5,305	4,983
Unused portion of home equity lines of credit	26,429	25,057
Standby letters of credit and financial guarantees written	1,431	1,582
All other off-balance sheet commitments	-	-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

MBT Financial Corp. (the “Company”) is a bank holding company with one commercial bank subsidiary, Monroe Bank & Trust (the “Bank”). The Bank operates 14 branch offices in Monroe County, Michigan and 6 branch offices in Wayne County, Michigan, and 1 loan and wealth management office in Wayne County, Michigan.

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

The net profit of $3,180,000 for the first three months of 2017 was an increase of $183,000 or 6.1% compared to the first three months of 2016. The increase was the result of an increase of 3.3% in net interest income and a decrease of 4.4% in non-interest expenses. These exceeded the decrease in non-interest income and the increase in the provision for loan losses, resulting in increases in income before taxes and federal income tax expense.

The national economic recovery is continuing slowly, and so is the recovery in southeast Michigan. Local unemployment rates ticked up in the most recent quarter, with some areas in our market better than the state average but above the national average. Commercial and residential development property values continue to improve, with some values reaching or exceeding their pre-recession levels. Our total classified assets, which include internal watch list loans, other real estate owned, and nonperforming and watch list investment securities, have been improving steadily since 2014. Classified assets went down $1.2 million, or 7.1% during the first quarter of 2017, and decreased $12.9 million or 45.6% compared to a year ago. The charge offs of $112,000 for the quarter were exceeded by the recoveries of $188,000, resulting in a net recovery of $76,000, or 0.05% of loans, annualized. Due to improving loan quality metrics and net recoveries, a reduction in our Allowance for Loan and Lease Losses (ALLL) was appropriate, and we recorded a $200,000 credit to the provision expense, reflecting an increase of $100,000 when compared to the negative provision of $300,000 recorded in the first quarter of 2016. The ALLL as a percent of loans decreased from 1.30% at the end of 2016 to 1.26%. We assess the adequacy of our ALLL each quarter, and adjust it as necessary by debiting or crediting the provision expense. The allowance includes $1.2 million of specific allocations on $13.7 million of loans evaluated for impairment and $7.1 million of general allocations on the remainder of the portfolio. The general allocation is based on the historical charge off experience of the previous 16 quarters. The improvement in the historical loss rates is slowing, and if we continue to experience loan growth, further negative provisions are less likely to occur.

Net Interest Income increased $305,000, or 3.3% compared to the first quarter of 2016, even though the quarter was one day shorter, as the net interest margin increased from 3.09% to 3.21% and the average earnings assets increased $2.2 million. The net interest margin increased as the yield on earnings assets increased while the cost of interest bearing liabilities was unchanged. Non-interest income for the quarter decreased $294,000, mainly due to large securities gains from callable bonds that were owned at discounts being redeemed at par in the first quarter of 2016. Non-interest expenses decreased $421,000, as salaries, benefits, professional fees, EFT and ATM expenses, Other Real Estate expenses, FDIC deposit insurance assessments, and telephone expenses decreased. These decreases were partially offset by increases in occupancy expense, equipment expense, and marketing expense.

Critical Accounting Policies

The Company’s Allowance for Loan Losses and Fair Value of Investment Securities are “critical accounting estimates” because they are estimates that are based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Company’s financial condition. These assumptions include, but are not limited to, collateral values, the effect of economic conditions on the financial condition of the borrowers, the Company, and the issuers of investment securities, market interest rates, and projected earnings for the Company.

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

Financial Condition

The regional economic recovery continued this quarter, with stable local employment and property values steadily increasing since 2014. Management efforts are focused on improving asset quality, increasing net interest income, and improving non-interest income and expenses.

With respect to asset quality, our nonperforming assets (“NPAs”) decreased 18.2% during the quarter, from $20.5 million to $16.7 million, and total classified assets decreased 7.1% from $16.6 million to $15.4 million. Loan delinquencies decreased slightly from $5,719,000 30 days or more past due as of December 31, 2016 to $5,689,000 as of March 31, 2017. The loan portfolio grew during the quarter, and the delinquency percentage decreased from 0.88% to 0.86% of the total loans. Over the last twelve months, NPAs decreased $10.8 million, or 39.2%, with nonperforming loans decreasing 40.9% from $25.9 million to $15.3 million, and Other Real Estate Owned (“OREO”) decreasing 12.9% from $1.6 million to $1.4 million. Total classified assets, which include internally classified watch list loans, other real estate, and watch list investment securities, decreased $12.9 million, or 45.6%. The amount required in the Allowance for Loan and Lease Losses (“ALLL”) decreased $2.2 million over the last four quarters because of the improvement in the quality of the assets in the loan portfolio and a decrease in the historical loss rates. The Company recorded a negative provision in order to decrease the ALLL to the required level. The ALLL is now 1.26% of loans, down from 1.70% at March 31, 2016. The ALLL is 54.37% of nonperforming loans (“NPLs”), compared to 44.92% at year end and 41.65% at March 31, 2016. In light of current economic conditions, we believe that this level of ALLL adequately estimates the potential losses in the loan portfolio.

Since December 31, 2016, total loans held for investment increased $10.6 million as new loan activity exceeded payments received and other reductions in the period. Even with the increase in loans, our pipeline of loans in process remained steady this quarter, and we expect new loan production to continue to exceed run off, resulting in an increase in loans outstanding in the second quarter of 2017.

Since December 31, 2016, deposits increased $3.4 million, other liabilities decreased $2.5 million, and capital decreased $11.6 million, and as a result our total assets decreased $10.7 million, or 0.8%. The Company expects minimal deposit funding growth in the second quarter of 2017, as we have adequate liquidity to fund our anticipated loan growth without needing to actively grow deposits. The composition of deposits continues to change as customers move funds from maturing interest bearing time deposit accounts to low or no cost non maturity deposit accounts due to the low interest rate environment. As of March 31, 2017, deposits consisted of $145.7 million in certificates of deposit and IRAs with an average cost of 0.64%, $230.8 million in savings deposits with an average cost of 0.02%, $260.4 million in Money Market Deposit Accounts with an average cost of 0.16%, $281.7 million in interest bearing demand deposits with an average cost of 0.14%, and $284.5 million in non-interest bearing demand deposits. We do not expect significant changes in our deposit funding, and our expected loan growth will be primarily funded by reductions in our cash and investments. The total capital decreased $11.6 million during the first quarter of 2017, mainly because dividends exceeded earnings by $13.9 million. This reduction was mitigated by an increase of $1.8 million in the Accumulated Other Comprehensive Income, which increased mainly due to the increase in the market value of securities available for sale. Capital decreased at a higher rate than assets, causing the capital to assets ratio to decrease from 10.40% at December 31, 2016 to 9.62% at March 31, 2017.

Results of Operations – First Quarter 2017 vs. First Quarter 2016

Net Interest Income - A comparison of the income statements for the three months ended March 31, 2017 and 2016 shows an increase of $305,000, or 3.3%, in Net Interest Income. Interest income on loans increased $329,000 or 4.7% as the average loans outstanding increased $36.5 million and the average yield on loans decreased from 4.56% to 4.55%. The average loans outstanding increased as demand increased due to improving economic conditions. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $261,000 because the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $34.3 million and the yield decreased from 1.95% to 1.90%. The Company continues to maintain a high level of liquidity, but some of that liquidity is being used by redeploying earning assets from low yielding short term investments and deposits in the Federal Reserve Bank into higher yielding loans. The interest expense on deposits decreased $61,000 or 11.8% even though the average deposits increased $30.0 million because the average cost of deposits decreased from 0.18% to 0.15% and the quarter was one day shorter in 2017. The average cost of deposits decreased because maturing time deposits are either resetting at lower rates or customers are moving the funds to non interest bearing demand deposit accounts or low cost non maturity deposits due to the low interest rate environment. The interest expense on borrowed funds decreased $176,000 as the final remaining borrowed funds were repaid in the second quarter of 2016.

Provision for Loan Losses - The Provision for Loan Losses increased $100,000 compared to the first quarter of 2016 as a $200,000 credit to provision expense was recorded in the first quarter of 2017, compared to a $300,000 credit to provision expense recorded in the first quarter of 2016. We charged off $112,000 of principal while recovering $188,000 of previously charged off loans in the first quarter of 2017, for a net recovery total of $76,000, or 0.05% of loans, annualized. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to an improvement in portfolio risk indicators and a decrease in the historical charge off percentages, the amount of ALLL required decreased from $8,458,000 at December 31, 2016 to $8,334,000 as of March 31, 2017. Along with the $76,000 net recovery, this required us to record a credit of $200,000 to the provision expense. The allowance includes $1.2 million of specific allocations and $7.1 million of general allocations. The general allocation is based on the historical charge off experience of the previous 16 quarters. For the last several quarters, we have been replacing high charge off periods with low charge off periods in the calculation of our historical charge off rate, necessitating the negative provisions. If loan growth continues, further negative provisions are less likely to occur.

Other Income – Non interest income decreased $294,000, or 7.1% compared to the first quarter of 2016. Gains on securities transactions decreased $310,000 due to large gains in the first quarter of 2016 that were the result of the bonds owned at discounts being called at par. Origination fees on mortgage loans sold decreased $71,000 or 54.6% due to lower origination activity. Other non-interest income increased $36,000, or 6.1%, primarily due to an incentive payment received for check printing.

Other Expenses – Total non-interest expenses decreased $421,000, or 4.4% compared to the first quarter of 2016. Salaries and Employee Benefits decreased $184,000, or 3.3%. Salaries decreased due to a decrease in the number of full time equivalent employees and an increase in loan originations, which caused an increase in the amount of salary expense deferred. Benefits expense decreased due to refunds received on workers’ compensation insurance and health insurance. Occupancy expense increased $47,000, or 6.7% as maintenance and repairs increased. Professional fees expense decreased $63,000 due to a decrease in legal fees. Electronic Funds Transfer and Automated Teller Machine related expenses decreased $61,000 due to higher card reissuance costs in 2016. FDIC insurance assessments decreased $62,000 due to a reduction in the FDIC assessment rate in the third quarter of 2016.

As a result of the above activity, the Profit Before Income Taxes in the first quarter of 2017 was $4,553,000, an increase of $332,000 compared to the pre-tax profit of $4,221,000 in the first quarter of 2016. The Company recorded a federal income tax expense of $1,373,000 in the first quarter of 2017, reflecting an effective tax rate of 30.2%, compared to the tax expense of $1,224,000 in the first quarter of 2016, which reflected an effective rate of 29.0%. The increase in the effective tax rate was the result of the decrease in the percentage of operating income that was from municipal investments and bank owned life insurance. The Net profit for the first quarter of 2017 was $3,180,000, an increase of 6.1% compared to the net profit of $2,997,000 in the first quarter of 2016.

Cash Flows

Cash flows provided by operating activities increased $851,000 compared to the first three months of 2016 because net income was $183,000 higher and the amount of cash provided by other assets was $2.5 million higher this year. These increases in operating cash flow were offset by a decrease of $1.2 million in the cash provided from deferred taxes and an increase of $1.4 million in the cash used to decrease other liabilities. The cash flow from investing activities decreased $25.7 million from $24.8 million provided in the first quarter of 2016 to $0.9 million used in the first quarter of 2017. This was the result of a decrease in the amount of investment securities called prior to maturity. The bank is purchasing less callable securities, and the increase in market rates has also decreased the amount of call activity. The decrease in early redemptions of investment securities also caused a decrease in the amount of investments purchased, and the bank also sold securities in the first quarter of 2017 to fund the increase in loans. The amount of cash used for financing activities was $1.0 million lower in the first three months of 2017 than it was in the first three months of 2016 because the amount provided by deposit growth was $6.0 million higher, but the amount used to pay dividends was $5.0 million higher as the per share dividend was increased from $0.53 in the first quarter of 2016 to $0.75 in the first quarter of 2017. In the first quarter of 2017, the cash used for investing and financing activities exceeded the cash provided by operating activities, and the amount of cash and cash equivalents decreased by $12.1 million during the period. In the first quarter of 2016, the cash provided by operations and investing activities exceeded the cash used for financing activities, resulting in an increase of $11.7 million in cash and cash equivalents during the three months. We expect cash flows from redemptions of callable investment securities to remain low through the remainder of 2017, and we plan to use the proceeds from maturities and sales of investment securities to fund our expected loan growth. We anticipate that we will maintain our current level of cash and cash equivalents through the end of the year.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of March 31, 2017, the Bank was not utilizing any of its authorized limit of $255 million with the Federal Home Loan Bank of Indianapolis, or its $20 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, or its $25 million federal funds line with a correspondent bank. The Company periodically draws on its overdraft and fed funds lines to ensure that funding will be available if needed.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first three months of 2017 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $129.6 million at March 31, 2017 and $141.1 million at December 31, 2016. Common stock decreased $0.2 million due to the issuance of stock under compensation programs and for our Employee Stock Purchase Plan. Retained earnings decreased $13.1 million as the year to date profit of $3.2 million was exceeded by the payment of $17.1 million in cash dividends on the common stock, and the Accumulated Other Comprehensive Income (AOCI) increased $1.8 million due to an increase in the value of our securities that are classified as Available For Sale. Total equity decreased $11.5 million while total assets decreased $10.7 million, so the ratio of equity to assets decreased from 10.4% at December 31, 2016 to 9.62% at March 31, 2017.

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

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of March 31, 2017:
Total Capital to Risk-Weighted Assets
Consolidated	$140,466	16.62%	$84,506	10.0%
Monroe Bank & Trust	138,625	16.40%	84,505	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	131,776	15.59%	67,605	8.0%
Monroe Bank & Trust	129,935	15.38%	67,604	8.0%
Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	131,776	15.59%	54,929	6.5%
Monroe Bank & Trust	129,935	15.38%	54,928	6.5%
Tier 1 Capital to Average Assets
Consolidated	131,776	9.78%	67,403	5.0%
Monroe Bank & Trust	129,935	9.65%	67,358	5.0%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total Capital to Risk-Weighted Assets
Consolidated	$153,957	18.35%	$83,923	10.0%
Monroe Bank & Trust	151,936	18.12%	83,831	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	145,144	17.30%	67,138	8.0%
Monroe Bank & Trust	143,123	17.07%	67,064	8.0%
Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	145,144	17.30%	54,550	6.5%
Monroe Bank & Trust	143,123	17.07%	54,490	6.5%
Tier 1 Capital to Average Assets
Consolidated	145,144	10.89%	66,645	5.0%
Monroe Bank & Trust	143,123	10.75%	66,579	5.0%

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank’s earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank’s market risk is monitored quarterly and it has not changed significantly since year-end 2016.

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first quarter of 2017, the Bank’s interest rate risk has remained within its policy limits.

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

The Bank’s interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2016.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2017, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

MBT Financial Corp. and its subsidiaries are not a party to, nor is any of their property the subject of any material legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a stock repurchase program which it publicly announced on January 28, 2016. On that date, the Board of Directors authorized the repurchase of 2 million of the Company’s common shares, which authorization commenced on February 1, 2016 and will expire on January 31, 2018. The following table summarizes the open-market and privately negotiated stock repurchase activity of the Company during the three months ended March 31, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	-	$-	-	1,807,920
February 1, 2017 - Feruary 28, 2017	-	$-	-	1,807,920
March 1, 2017 - March 31, 2017	-	$-	-	1,807,920
Total	-	$-	-

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

MBT Financial Corp.
(Registrant)

May 10, 2017	By	/s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President & Chief Executive Officer

May 10, 2017	By	/s/ John L. Skibski
Date	John L. Skibski
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document