Form 10-Q
period 2017-06-30
MBT FINANCIAL CORP
filed 2017-08-09
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐        Accelerated Filer ☑

Non-accelerated filer ☐          Smaller reporting company ☐     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 9, 2017, there were 22,870,566 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017
Dollars in thousands	(Unaudited)	December 31, 2016
ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$22,425	$18,183
Interest bearing	18,182	34,589
Total cash and cash equivalents	40,607	52,772

Interest Bearing Time Deposits in Other Banks	17,696	18,946
Securities - Held to Maturity	38,617	40,741
Securities - Available for Sale	439,612	488,067
Federal Home Loan Bank stock - at cost	4,148	4,148

Loans held for sale	899	611

Loans	682,749	652,337
Allowance for Loan Losses	(8,137)	(8,458)
Loans - Net	674,612	643,879

Accrued interest receivable and other assets	22,694	24,901
Other Real Estate Owned	1,502	1,634
Bank Owned Life Insurance	59,217	54,415
Premises and Equipment - Net	26,788	27,169
Total assets	$1,326,392	$1,357,283

LIABILITIES
Deposits:
Non-interest bearing	$290,595	$279,001
Interest-bearing	886,474	920,716
Total deposits	1,177,069	1,199,717

Interest payable and other liabilities	15,101	16,452
Total liabilities	1,192,170	1,216,169

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 shares authorized, 22,870,082 and 22,777,882 shares issued and outstanding)	22,559	22,562
Retained earnings	115,453	126,079
Unearned compensation	(39)	(4)
Accumulated other comprehensive income (loss)	(3,751)	(7,523)
Total stockholders' equity	134,222	141,114
Total liabilities and stockholders' equity	$1,326,392	$1,357,283

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2017	2016	2017	2016
Interest Income
Interest and fees on loans	$7,709	$7,179	$15,073	$14,214
Interest on investment securities-
Tax-exempt	306	303	616	608
Taxable	2,185	2,218	4,453	4,744
Interest on balances due from banks	101	162	210	279
Total interest income	10,301	9,862	20,352	19,845

Interest Expense
Interest on deposits	434	486	890	1,003
Interest on borrowed funds	3	132	3	308
Total interest expense	437	618	893	1,311

Net Interest Income	9,864	9,244	19,459	18,534
Provision For (Recovery Of) Loan Losses	-	(200)	(200)	(500)

Net Interest Income After
Provision For Loan Losses	9,864	9,444	19,659	19,034

Other Income
Income from wealth management services	1,547	1,105	2,675	2,202
Service charges and other fees	1,046	1,016	2,060	2,024
Debit card income	748	735	1,428	1,409
Net gain on sales and redemptionsof securities available for sale	67	1,752	77	2,072
Net loss on sales of Other Real Estate Owned	(62)	(1)	(96)	(57)
Origination fees on mortgage loans sold	115	136	174	266
Bank owned life insurance income	412	362	753	717
Other	497	450	1,119	1,036
Total other income	4,370	5,555	8,190	9,669

Other Expenses
Salaries and employee benefits	5,273	5,399	10,707	11,017
Occupancy expense	682	633	1,430	1,334
Equipment expense	791	726	1,488	1,410
Marketing expense	302	286	586	545
Professional fees	620	556	1,209	1,208
EFT/ATM Expense	259	237	507	546
Other Real Estate Owned expenses	30	30	62	94
FDIC Deposit Insurance Assessment	107	191	214	360
Bonding and other insurance expense	125	214	247	336
Telephone expense	103	91	219	217
Other	716	509	1,401	1,288
Total other expenses	9,008	8,872	18,070	18,355

Income Before Income Taxes	5,226	6,127	9,779	10,348
Income Tax Expense	1,586	1,888	2,959	3,112
Net Income	$3,640	$4,239	$6,820	$7,236

Other Comprehensive Income - Net of Tax
Unrealized gains on securities	1,983	2,049	3,770	6,376
Reclassification adjustment for gains included in net income	(44)	(1,156)	(51)	(1,367)
Postretirement benefit liability	26	26	53	53
Total Other Comprehensive Income - Net of Tax	1,965	919	3,772	5,062
Comprehensive Income	$5,605	$5,158	$10,592	$12,298
Basic Earnings Per Common Share	$0.16	$0.19	$0.30	$0.32
Diluted Earnings Per Common Share	$0.16	$0.18	$0.30	$0.31
Dividends Declared Per Share of Common Stock	$0.05	$0.03	$0.80	$0.56

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
Dollars in thousands	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2017	22,777,882	$22,562	$126,079	$(4)	$(7,523)	$141,114

Repurchase of Common Stock	-	-	-	-	-	-

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	63,677	(250)	-	-	-	(250)
Restricted stock awards, net of shares redeemed for taxes	6,000	65	-	(65)	-	-
Employee Stock Purchase Plan and other stock issued	22,523	243	-	-	-	243

Tax benefit from exercise of options	-	-	824	-	-	824

Equity Compensation	-	263	-	30	-	293

Deferred Directors' Compensation	-	(324)	-	-	-	(324)

Dividends declared ($0.80 per share)	-	-	(18,270)	-	.	(18,270)

Net income	-	-	6,820	-	-	6,820
Other comprehensive income - net of tax	-	-	-	-	3,772	3,772

Balance - June 30, 2017	22,870,082	$22,559	$115,453	$(39)	$(3,751)	$134,222

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
Dollars in thousands	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2016	22,790,707	$23,492	$126,214	$(13)	$(2,352)	$147,341

Repurchase of Common Stock	(192,080)	(1,414)	-	-	-	(1,414)

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	105,303	(212)	-	-	-	(212)
Restricted stock awards, net of shares redeemed for taxes	5,000	41	-	(41)	-	-
Employee Stock Purchase Plan and other stock issued	19,628	156	-	-	-	156

Equity Compensation	-	252	-	19	-	271

Dividends declared ($0.56 per share)	-	-	(12,817)	-	-	(12,817)

Net income	-	-	7,236	-	-	7,236
Other comprehensive income - net of tax	-	-	-	-	5,062	5,062

Balance - June 30, 2016	22,728,558	$22,315	$120,633	$(35)	$2,710	$145,623

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
Dollars in thousands	2017	2016
Cash Flows from Operating Activities
Net Income	$6,820	$7,236
Adjustments to reconcile net income to net cash from operating activities
Recovery of loan losses	(200)	(500)
Depreciation	806	797
Deferred tax expense	-	1,891
Net amortization of investment premium and discount	1,165	707
Writedowns of Other Real Estate Owned	56	69
Net decrease in interest payable and other liabilities	(720)	(125)
Net (increase) decrease in interest receivable and other assets	96	(763)
Writedowns of Other Assets	37	-
Equity based compensation expense	293	271
Net gain on sale/settlement of securities	(77)	(2,072)
Increase in cash surrender value of life insurance	(754)	(614)
Net cash provided by operating activities	$7,522	$6,897

Cash Flows from Investing Activities
Proceeds from maturities of interest bearing time deposits in other banks	$1,750	$250
Proceeds from maturities and redemptions of investment securities held to maturity	6,542	6,182
Proceeds from maturities and redemptions of investment securities available for sale	18,964	240,900
Proceeds from sales of investment securities available for sale	73,918	-
Net increase in loans	(31,193)	(21,338)
Proceeds from sales of other real estate owned	367	918
Proceeds from sales of other assets	230	171
Purchase of time deposits in other banks	(500)	(13,946)
Purchase of investment securities held to maturity	(4,455)	(4,259)
Purchase of Bank Owned Life Insurance	(4,357)	-
Proceeds from surrender of Bank Owned Life Insurance	309	-
Purchase of investment securities available for sale	(39,842)	(164,098)
Purchase of bank premises and equipment	(494)	(793)
Net cash provided by investing activities	$21,239	$43,987

Cash Flows from Financing Activities
Net decrease in deposits	$(22,648)	$(1,975)
Repayment of repurchase agreements	-	(15,000)
Issuance of common stock	243	156
Stock redeemed for tax withholding - stock based compensation	(251)	(212)
Repurchase of common stock	-	(1,414)
Dividends paid	(18,270)	(12,817)
Net cash used for financing activities	$(40,926)	$(31,262)

Net Increase (Decrease) in Cash and Cash Equivalents	$(12,165)	$19,622

Cash and Cash Equivalents at Beginning of Period	52,772	79,550
Cash and Cash Equivalents at End of Period	$40,607	$99,172

Supplemental Cash Flow Information
Cash paid for interest	$899	$1,359
Cash paid for federal income taxes	$2,106	$1,220

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$332	$397
Transfer of loans to other assets	$40	$34

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

The accounting and reporting policies of the Bank conform to practice within the banking industry and are in accordance with accounting principles generally accepted in the United States. Preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term are the determination of the allowance for loan losses and the fair value of investment securities.

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

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU includes increased disclosures and various changes to the accounting and measurement of financial assets including the Company’s loans and available-for-sale and held-to-maturity debt securities. Each financial asset presented on the balance sheet would have a unique allowance for credit losses valuation account that is deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU also eliminate the probable initial recognition threshold in current GAAP and instead, reflect an entity’s current estimate of all expected credit losses using reasonable and supportable forecasts. The new credit loss guidance will be effective for the Company's year ending December 31, 2020. Upon adoption, the ASU will be applied using a modified retrospective transition method to the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Early adoption for all institutions is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard will likely have an effect on the Company's consolidated financial statements from a onetime adjustment to increase the ALLL upon adoption of the standard and due to increased provision expense at the time loans are originated.

2. EARNINGS PER SHARE

The calculations of earnings per common share are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Basic
Net income	$3,640,000	$4,239,000	$6,820,000	$7,236,000
Average common shares outstanding	22,865,529	22,884,350	22,843,523	22,869,453
Earnings per common share - basic	$0.16	$0.19	$0.30	$0.32

Diluted
Net income	$3,640,000	$4,239,000	$6,820,000	$7,236,000
Average common shares outstanding	22,865,529	22,884,350	22,843,523	22,869,453
Equity compensation	141,237	165,368	144,280	160,385
Average common shares outstanding - diluted	23,006,766	23,049,718	22,987,803	23,029,838
Earnings per common share - diluted	$0.16	$0.18	$0.30	$0.31

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

The following table summarizes the SOSARs that have been granted:

		Weighted Average
	SOSARs	Base Price
SOSARs Outstanding, January 1, 2017	467,118	$5.38
Granted	94,500	10.90
Exercised	(156,094)	5.21
Forfeited	(9,773)	6.96
Expired	-	-
SOSARs Outstanding, June 30, 2017	395,751	$6.72
SOSARs Exercisable, June 30, 2017	202,148	$4.53

The exercise of a SOSAR results in the issuance of a number of shares of common stock of the Company based on the appreciation of the market price of the stock over the base price of the SOSAR. The market value of the Company’s common stock on June 30, 2017 was $9.70. The value of the exercisable SOSARs that are in-the-money as of June 30, 2017 was $1,000,000, and exercise of those SOSARs on that date would have resulted in the issuance of 107,743 shares of common stock. The plan allows participants to elect to withhold shares from the exercise of SOSARs to cover their tax liability. This may affect the number of shares issued and the value of the common stock account on the balance sheet and the statement of changes in equity.

Restricted Stock Unit Awards – On February 23, 2017, 24,000 performance restricted stock units were awarded to certain key executive officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. Each Restricted Stock Unit (RSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a two year performance period that ends on December 31, 2018 if the defined performance targets are achieved. The grant date fair value of the stock was $10.90 per share. Earned RSUs vest on December 15, 2019 and as of June 30, 2017 none of the RSUs were vested.

Restricted Stock Awards – On February 23, 2017, 6,000 restricted shares were awarded to certain non-executive members of the board of directors in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. The restricted shares vest on December 31, 2017. The expense for the restricted stock is based on the grant date value of $10.90 and is recognized over the vesting period. The unrecognized cost related to the non-vested restricted stock awards was $39,000 as of June 30, 2017.

The total expense for equity based compensation was $162,000 in the second quarter of 2017 and $157,000 in the second quarter of 2016. The total expense for equity based compensation was $293,000 in the first six months of 2017 and $271,000 in the first six months of 2016. The unrecognized compensation expense for all equity based compensation plans is $873,000 as of June 30, 2017. The expense is expected to be recognized over a weighted average period of 1.72 years.

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

Loans consist of the following (000s omitted):

	June 30,	December 31,
	2017	2016
Residential real estate loans	$213,648	$216,436
Commercial and Construction real estate loans	286,901	271,623
Agriculture and agricultural real estate loans	22,689	21,518
Commercial and industrial loans	120,050	96,761
Loans to individuals for household, family, and other personal expenditures	39,461	45,999
Total loans, gross	$682,749	$652,337
Less: Allowance for loan losses	8,137	8,458
Net Loans	$674,612	$643,879

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

The following table summarizes nonperforming assets (000s omitted):

	June 30,	December 31,
	2017	2016
Nonaccrual loans	$4,143	$4,656
Loans 90 days past due and accruing	3	10
Restructured loans	10,103	14,161
Total nonperforming loans	$14,249	$18,827

Other real estate owned	1,502	1,634
Other assets	40	-
Total nonperforming assets	$15,791	$20,461

Nonperforming assets to total assets	1.19%	1.51%
Allowance for loan losses to nonperforming loans	57.11%	44.92%

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

Activity in the allowance for loan losses during the three and six months ended June 30, 2017 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended June 30, 2017
Beginning Balance	$200	$1,579	$3,438	$534	$1,570	$1,013	$8,334
Charge-offs	-	-	(384)	-	-	(12)	(396)
Recoveries	-	42	37	13	92	15	199
Provision	120	(125)	268	(6)	(264)	7	-
Ending balance	$320	$1,496	$3,359	$541	$1,398	$1,023	$8,137

Allowance for loan losses: For the six months ended June 30, 2017
Beginning Balance	$201	$1,632	$3,336	$525	$1,599	$1,165	$8,458
Charge-offs	-	-	(409)	-	(50)	(49)	(508)
Recoveries	3	98	74	26	146	40	387
Provision	116	(234)	358	(10)	(297)	(133)	(200)
Ending balance	$320	$1,496	$3,359	$541	$1,398	$1,023	$8,137

Allowance for loan losses as of June 30, 2017
Ending balance individually evaluated for impairment	$-	$143	$44	$374	$221	$181	$963
Ending balance collectively evaluated for impairment	320	1,353	3,315	167	1,177	842	7,174
Ending balance	$320	$1,496	$3,359	$541	$1,398	$1,023	$8,137

Loans as of June 30, 2017
Ending balance individually evaluated for impairment	$1,209	$286	$3,025	$1,689	$6,101	$442	$12,752
Ending balance collectively evaluated for impairment	21,480	119,764	260,365	21,822	207,547	39,019	669,997
Ending balance	$22,689	$120,050	$263,390	$23,511	$213,648	$39,461	$682,749

Activity in the allowance for loan losses during the three and six months ended June 30, 2016 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended June 30, 2016
Beginning Balance	$487	$1,597	$5,018	$475	$1,920	$1,040	$10,537
Charge-offs	(221)	(12)	(296)	-	(65)	(24)	(618)
Recoveries	-	44	46	14	45	35	184
Provision	(66)	(103)	(298)	(29)	(109)	405	(200)
Ending balance	$200	$1,526	$4,470	$460	$1,791	$1,456	$9,903

Allowance for loan losses: For the six months ended June 30, 2016
Beginning Balance	$389	$2,279	$4,350	$420	$2,235	$1,223	$10,896
Charge-offs	(221)	(12)	(352)	-	(156)	(86)	(827)
Recoveries	-	77	69	27	103	58	334
Provision	32	(818)	403	13	(391)	261	(500)
Ending balance	$200	$1,526	$4,470	$460	$1,791	$1,456	$9,903

Allowance for loan losses as of June 30, 2016
Ending balance individually evaluated for impairment	$1	$468	$447	$262	$309	$188	$1,675
Ending balance collectively evaluated for impairment	199	1,058	4,023	198	1,482	1,268	8,228
Ending balance	$200	$1,526	$4,470	$460	$1,791	$1,456	$9,903

Loans as of June 30, 2016
Ending balance individually evaluated for impairment	$1,366	$823	$10,805	$1,779	$7,212	$496	$22,481
Ending balance collectively evaluated for impairment	19,798	85,903	236,551	14,991	208,024	50,532	615,799
Ending balance	$21,164	$86,726	$247,356	$16,770	$215,236	$51,028	$638,280

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

The Company utilizes an internal loan grading system to assign a risk grade to all commercial loans, all renegotiated loans, and each commercial credit relationship. Grades 10 through 45 are considered “pass” credits, grades 50 through 55 are considered “watch” credits, and grade 60 is considered "substandard" credits. Grades 50 through 60 are subject to greater scrutiny. Loans with grades 70 through 90 and considered “doubtful” or “loss” and have generally been charged off. A description of the general characteristics of each grade is as follows:

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

The portfolio segments in each credit risk grade as of June 30, 2017 are as follows (000s omitted):

Credit Quality Indicators as of June 30, 2017
Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$1	$1,757	$188	$13,663	$131,120	$33,011	$179,740
10	-	5,742	-	-	-	-	5,742
20	424	304	400	-	-	-	1,128
30	600	32,915	7,528	-	826	4,174	46,043
40	15,181	71,915	213,775	4,578	68,307	2,171	375,927
45	1,552	2,564	12,076	3,032	5,497	-	24,721
50	2,072	2,946	21,792	369	2,521	9	29,709
55	1,807	1,406	3,184	1,555	1,189	-	9,141
60	1,052	501	4,126	314	4,188	96	10,277
7	-	-	-	-	-	-	-
80	-	-	321	-	-	-	321
90	-	-	-	-	-	-	-
Total	$22,689	$120,050	$263,390	$23,511	$213,648	$39,461	$682,749

Performing	$21,922	$119,609	$259,704	$21,663	$206,641	$38,961	$668,500
Nonperforming	767	441	3,686	1,848	7,007	500	14,249
Total	$22,689	$120,050	$263,390	$23,511	$213,648	$39,461	$682,749

The portfolio segments in each credit risk grade as of December 31, 2016 are as follows (000s omitted):

Credit Quality Indicators as of December 31, 2016
Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$2	$1,768	$214	$9,960	$132,144	$39,114	$183,202
10	-	5,787	-	-	-	-	5,787
20	293	348	447	-	-	145	1,233
30	645	17,373	8,128	-	218	-	26,364
40	15,827	63,687	198,416	4,211	70,275	6,626	359,042
45	1,507	2,142	16,227	2,974	4,513	-	27,363
50	1,769	4,090	16,828	448	3,393	12	26,540
55	263	927	4,081	1,574	989	-	7,834
60	1,212	639	7,828	287	4,904	102	14,972
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$21,518	$96,761	$252,169	$19,454	$216,436	$45,999	$652,337

Performing	$20,834	$96,240	$244,816	$17,734	$208,458	$45,428	$633,510
Nonperforming	684	521	7,353	1,720	7,978	571	18,827
Total	$21,518	$96,761	$252,169	$19,454	$216,436	$45,999	$652,337

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of June 30, 2017 and December 31, 2016 (000s omitted):

June 30, 2017	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$-	$-	$113	$113	$22,576	$22,689	$-
Commercial	204	5	48	$257	119,793	120,050	3
Commercial Real Estate	681	719	824	2,224	261,166	263,390	-
Construction Real Estate	567	-	159	726	22,785	23,511	-
Residential Real Estate	1,103	117	1,377	2,597	211,051	213,648	-
Consumer and Other	35	88	3	126	39,335	39,461	-
Total	$2,590	$929	$2,524	$6,043	$676,706	$682,749	$3

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$93	$-	$113	$206	$21,312	$21,518	$-
Commercial	77	46	23	146	96,615	96,761	10
Commercial Real Estate	708	363	828	1,899	250,270	252,169	-
Construction Real Estate	-	-	-	-	19,454	19,454	-
Residential Real Estate	1,523	192	1,558	3,273	213,163	216,436	-
Consumer and Other	149	46	-	195	45,804	45,999	-
Total	$2,550	$647	$2,522	$5,719	$646,618	$652,337	$10

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

The following is a summary of non-accrual loans as of June 30, 2017 and December 31, 2016 (000s omitted):

	June 30, 2017	December 31, 2016
Agriculture and Agricultural Real Estate	$199	$113
Commercial	152	169
Commercial Real Estate	1,337	1,625
Construction Real Estate	181	31
Residential Real Estate	2,216	2,623
Consumer and Other	58	95
Total	$4,143	$4,656

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of June 30, 2017 and June 30, and December 31, 2016 (000s omitted):

June 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended	Average Recorded Investment for the Six Months Ended	Interest Income Recognized in the Six Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$1,209	$1,404	$-	$1,215	$14	$1,217	$28
Commercial	61	61	-	62	1	64	1
Commercial Real Estate	1,270	1,530	-	1,278	-	1,288	19
Construction Real Estate	134	167	-	154	2	156	4
Residential Real Estate	4,336	4,524	-	4,540	47	4,570	107
Consumer and Other	1	1	-	1	-	1	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	-	-	-	-	-	-	-
Commercial	225	225	143	253	2	272	5
Commercial Real Estate	1,755	1,774	44	1,776	18	1,787	37
Construction Real Estate	1,555	1,555	374	1,560	18	1,564	36
Residential Real Estate	1,765	1,828	221	1,802	18	1,809	35
Consumer and Other	441	441	181	445	5	449	10

Total:
Agriculture and Agricultural Real Estate	$1,209	$1,404	$-	$1,215	$14	$1,217	$28
Commercial	286	286	143	315	3	336	6
Commercial Real Estate	3,025	3,304	44	3,054	18	3,075	56
Construction Real Estate	1,689	1,722	374	1,714	20	1,720	40
Residential Real Estate	6,101	6,352	221	6,342	65	6,379	142
Consumer and Other	442	442	181	446	5	450	10

Total	$12,752	$13,510	$963	$13,086	$125	$13,177	$282

	Recorded Investment as of December 31, 2016	Unpaid Principal Balance as of December 31, 2016	Related Allowance as of December 31, 2016	Average Recorded Investment for the Three Months Ended June 30, 2016	Interest Income Recognized in the Three Months Ended June 30, 2016	Average Recorded Investment for the Six Months Ended June 30, 2016	Interest Income Recognized in the Six Months Ended June 30, 2016

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$966	$1,164	$-	$1,026	$10	$1,028	$25
Commercial	88	140	-	146	3	148	5
Commercial Real Estate	4,295	4,502	-	7,217	70	7,255	133
Construction Real Estate	144	177	-	127	2	130	4
Residential Real Estate	4,916	5,157	-	4,292	47	4,335	98
Consumer and Other	11	11	-	34	1	35	1

With an allowance recorded:
Agriculture and Agricultural Real Estate	246	246	5	352	3	417	3
Commercial	267	274	199	726	8	754	17
Commercial Real Estate	2,558	2,610	129	4,140	44	4,272	98
Construction Real Estate	1,573	1,573	388	1,676	19	1,681	38
Residential Real Estate	2,182	2,224	236	3,269	26	3,292	63
Consumer and Other	465	465	184	467	6	471	11

Total:
Agriculture and Agricultural Real Estate	$1,212	$1,410	$5	$1,378	$13	$1,445	$28
Commercial	355	414	199	872	11	902	22
Commercial Real Estate	6,853	7,112	129	11,357	114	11,527	231
Construction Real Estate	1,717	1,750	388	1,803	21	1,811	42
Residential Real Estate	7,098	7,381	236	7,561	73	7,627	161
Consumer and Other	476	476	184	501	7	506	12

Total	$17,711	$18,543	$1,141	$23,472	$239	$23,818	$496

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three and six month periods ended June 30, 2017 and June 30, 2016 are as follows (000s omitted from dollar amounts):

	Three months ended			Six months ended
	June 30, 2017			June 30, 2017
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	-	-	-	2	29	29
Commercial Real Estate	1	280	279	3	353	332
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	-	-	-	3	212	180
Consumer and Other	-	-	-	1	1	-
Total	1	$280	$279	9	$595	$541

	Three months ended			Six months ended
	June 30, 2016			June 30, 2016
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	1	$362	$362	1	$362	$362
Commercial	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	6	251	250	7	451	447
Consumer and Other	1	57	57	1	57	57
Total	8	$670	$669	9	$870	$866

The Bank considers TDRs that become past due under the modified terms as defaulted. There were no loans that became TDRs during the six month periods ended June 30, 2017 and June 30, 2016 that subsequently defaulted during the six month periods ended June 30, 2017 and June 30, 2016, respectively.

The Company has allocated $963,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at June 30, 2017. In addition, there were no commitments to lend additional amounts to borrowers that are classified as troubled debt restructurings as of June 30, 2017 and June 30, 2016.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of June 30, 2017 and December 31, 2016 (000s omitted):

	Held to Maturity
	June 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political
Subdivisions	$38,117	$1,044	$(150)	$39,011
Corporate Debt Securities	500	1	-	501
	$38,617	$1,045	$(150)	$39,512

	Available for Sale
	June 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$236,531	$716	$(3,859)	$233,388
Mortgage Backed Securities issued by U.S. Government Agencies	156,783	48	(1,773)	155,058
Obligations of States and Political Subdivisions	28,153	96	(168)	28,081
Corporate Debt Securities	20,608	382	(14)	20,976
Equity Securities	2,044	65	-	2,109
	$444,119	$1,307	$(5,814)	$439,612

	Held to Maturity
	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$40,241	$701	$(288)	$40,654
Corporate Debt Securities	500	2	-	502
	$40,741	$703	$(288)	$41,156

	Available for Sale
	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$282,130	$389	$(7,519)	$275,000
Mortgage Backed Securities issued by U.S. Government Agencies	148,764	118	(2,673)	146,209
Obligations of States and Political Subdivisions	30,909	109	(409)	30,609
Corporate Debt Securities	34,363	135	(338)	34,160
Equity Securities	2,044	45	-	2,089
	$498,210	$796	$(10,939)	$488,067

The amortized cost and estimated market values of securities by contractual maturity as of June 30, 2017 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Contractual maturity in
1 year or less	$9,134	$9,171	$3,586	$3,588
After 1 year through five years	20,838	21,250	125,298	125,044
After 5 years through 10 years	7,466	7,923	146,841	144,290
After 10 years	1,179	1,168	9,567	9,523
Total	38,617	39,512	285,292	282,445
Mortgage Backed Securities	-	-	156,783	155,058
Securities with no stated maturity	-	-	2,044	2,109
Total	$38,617	$39,512	$444,119	$439,612

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016.

June 30, 2017

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$167,460	$3,859	$-	$-	$167,460	$3,859
Mortgage Backed Securities issued by U.S. Government Agencies	102,272	1,354	29,259	419	131,531	1,773
Obligations of States and Political Subdivisions	25,954	313	1,184	5	27,138	318
Corporate Debt Securities	2,022	14	-	-	2,022	14
	$297,708	$5,540	$30,443	$424	$328,151	$5,964

December 31, 2016

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$242,212	$7,519	$-	$-	$242,212	$7,519
Mortgage Backed Securities issued by U.S. Government Agencies	112,995	2,144	22,857	529	135,852	2,673
Obligations of States and Political Subdivisions	40,524	682	2,976	15	43,500	697
Corporate Debt Securities	24,025	338	-	-	24,025	338
	$419,756	$10,683	$25,833	$544	$445,589	$11,227

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at June 30, 2017. As of June 30, 2017 and December 31, 2016, there were 163 and 230 securities in an unrealized loss position, respectively.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, and the valuation techniques used by the Company to determine those fair values.

					Total
	Carrying				Estimated
June 30, 2017	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$40,607	$40,607	$-	$-	$40,607
Time Deposits in Other Banks	17,696	-	16,906	750	17,656
Securities - Held to Maturity
Obligations of States and Political Subdivisions	38,117	-	2,747	36,264	39,011
Corporate Debt Securities	500	-	501	-	501

Securities - Available for Sale
Obligations of U.S. Government Agencies	233,388	-	233,388	-	233,388
MBS issued by U.S. Government Agencies	155,058	-	155,058	-	155,058
Obligations of States and Political Subdivisions	28,081	-	28,081	-	28,081
Corporate Debt Securities	20,976	-	20,976	-	20,976
Equity Securities	2,109	2,109	-	-	2,109

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	899	-	-	919	919
Loans, net	674,612	-	-	666,394	666,394
Accrued Interest Receivable	3,923	-	-	3,923	3,923

Financial Liabilities:
Noninterest Bearing Deposits	290,595	290,595	-	-	290,595
Interest Bearing Deposits	886,474	-	887,768	-	887,768
Accrued Interest Payable	52	-	-	52	52

					Total
	Carrying				Estimated
December 31, 2016	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$52,772	$52,772	$-	$-	$52,772
Time Deposits in Other Banks	18,946	-	18,940	-	18,940
Securities - Held to Maturity
Obligations of States and Political Subdivisions	40,241	-	3,153	37,501	40,654
Corporate Debt Securities	500	-	502	-	502

Securities - Available for Sale
Obligations of U.S. Government Agencies	275,000	-	275,000	-	275,000
MBS issued by U.S. Government Agencies	146,209	-	146,209	-	146,209
Obligations of States and Political Subdivisions	30,609	-	30,609	-	30,609
Corporate Debt Securities	34,160	-	34,160	-	34,160
Equity Securities	2,089	2,089	-	-	2,089

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	611	-	-	623	623
Loans, net	643,879	-	-	642,908	642,908
Accrued Interest Receivable	4,335	-	-	4,335	4,335

Financial Liabilities:
Noninterest Bearing Deposits	279,001	279,001	-	-	279,001
Interest Bearing Deposits	920,716	-	922,187	-	922,187
Repurchase Agreements	-	-	-	-	-
Accrued Interest Payable	57	-	-	57	57

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

The Company’s assets with Level 3 fair values are carried at their amortized cost values as of June 30, 2017 or December 31, 2016. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

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

Assets measured at fair value on a nonrecurring basis are as follows (000s omitted):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Impaired loans	$-	$-	$11,789
Other Real Estate Owned	$-	$-	$1,502

December 31, 2016
Impaired loans	$-	$-	$16,570
Other Real Estate Owned	$-	$-	$1,634

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	June 30,	December 31,
	2017	2016
Commitments to extend credit:
Unused portion of commercial lines of credit	$74,609	$75,454
Unused portion of credit card lines of credit	5,486	4,983
Unused portion of home equity lines of credit	28,134	25,057
Standby letters of credit and financial guarantees written	1,281	1,582

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

The net profit of $6,820,000 for the first six months of 2017 was a decrease of $416,000 or 5.7% compared to the first six months of 2016. The decrease was the result of an increase of $300,000 in the provision for loan losses and a decrease of $1,995,000 in gains on securities transactions. The effect of these items was mitigated by an increase of $925,000 in net interest income and a decrease of $285,000 in non-interest expenses. The negative provision expense and gains on securities transactions are not ordinary occurrences. Excluding these items in both periods, and net of the tax effects thereon, the net profit for the six months ended June 30, 2017 would have been $6,638,000, an increase of $1,099,000, or 19.8% compared to the six months ended June 30, 2016.

The national economic recovery is continuing, and the recovery in southeast Michigan is getting stronger. State and local unemployment rates are now below the national average. Commercial and residential development property values continue to improve, with some values reaching or exceeding their pre-recession levels. Our total classified assets, which include internal watch list loans, other real estate owned, and nonperforming and watch list investment securities, have been improving steadily since 2014. Classified assets went down $4.5 million, or 26.9% during the first two quarters of 2017, and decreased $14.0 million or 53.6% compared to a year ago. Net charge offs were $121,000, or 0.04% of loans, annualized, in the first two quarters of 2017, compared to $493,000, or 0.16% in the first two quarters of 2016. Due to improving loan quality metrics and net recoveries, another reduction in our Allowance for Loan and Lease Losses (ALLL) was appropriate, and we recorded a $200,000 credit to the provision expense in the first two quarters of 2017. This reflected an increase of $300,000 when compared to the negative provision of $500,000 recorded in the first two quarters of 2016. The ALLL as a percent of loans decreased from 1.30% at the end of 2016 to 1.19%. We assess the adequacy of our ALLL each quarter, and adjust it as necessary by debiting or crediting the provision expense. The allowance includes $1.0 million of specific allocations on $12.8 million of loans evaluated for impairment and $7.1 million of general allocations on the remainder of the portfolio. The general allocation is based on the historical charge off experience of the previous 16 quarters. The improvement in the historical loss rates is slowing and loan growth is continuing, so we do not expect negative provisions to continue.

Net Interest Income increased $925,000, or 5.0% compared to the first two quarters of 2016, even though the period was one day shorter and average earning assets decreased $0.5 million, as the net interest margin increased from 3.09% to 3.26%. The net interest margin improved because the yield on earnings assets increased and the cost of interest bearing liabilities decreased. Non-interest income for the two quarters decreased $1,479,000, mainly due to large securities gains from callable bonds that were owned at discounts being redeemed at par in the first two quarters of 2016. Non-interest expenses decreased $285,000, as salaries, benefits, EFT and ATM expenses, Other Real Estate expenses, FDIC deposit insurance assessments, and other insurance expenses decreased. These decreases were partially offset by increases in occupancy expense, equipment expense, and marketing expense.

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

Financial Condition

The regional economic recovery continued this quarter, with improving local unemployment and property values steadily increasing since 2014. Management efforts remain focused on improving asset quality, increasing net interest income, and improving non-interest income and expenses.

With respect to asset quality, our nonperforming assets (“NPAs”) decreased 5.4% during the quarter, from $16.7 million to $15.8 million, and total classified assets decreased 21.4% from $15.4 million to $12.1 million. Loan delinquencies increased slightly from $5,719,000 30 days or more past due as of December 31, 2016 to $6,043,000 as of June 30, 2017 and the delinquency percentage increased from 0.86% to 0.88% of the total loans. Over the last twelve months, NPAs decreased $10.3 million, or 39.5%, with nonperforming loans decreasing 41.6% from $24.3 million to $14.2 million, and Other Real Estate Owned (“OREO”) decreasing 16.7% from $1.8 million to $1.5 million. Total classified assets, which include internally classified watch list loans, other real estate, and watch list investment securities, decreased $14.0 million, or 53.6%. The amount required in the Allowance for Loan and Lease Losses (“ALLL”) decreased $1.8 million over the last four quarters because of the improvement in the quality of the assets in the loan portfolio and a decrease in the historical loss rates. The ALLL is now 1.19% of loans, down from 1.55% at June 30, 2016. The ALLL is 57.11% of nonperforming loans (“NPLs”), compared to 44.92% at year end and 40.81% at June 30, 2016. In light of current economic conditions, we believe that this level of ALLL adequately estimates the potential losses in the loan portfolio.

Since December 31, 2016, total loans held for investment increased $30.4 million as new loan activity exceeded payments received and other reductions in the period. Even with the increase in loans, our pipeline of loans in process remained steady, and we expect new loan production to continue to exceed run off, resulting in an increase in loans outstanding in the second half of 2017.

Since December 31, 2016, deposits decreased $22.6 million, other liabilities decreased $1.4 million, and capital decreased $6.9 million, and as a result our total assets decreased $30.9 million, or 2.3%. Deposits decreased during the second quarter of 2017 due to seasonal fluctuations. The Company expects a small amount of deposit funding growth in the third quarter of 2017, as we have adequate liquidity to fund our anticipated loan growth without needing to actively grow deposits. The composition of deposits continues to change as customers move funds from maturing interest bearing time deposit accounts to low or no cost non maturity deposit accounts due to the low interest rate environment. As of June 30, 2017, deposits consisted of $142.1 million in certificates of deposit and IRAs with an average cost of 0.63%, $229.1 million in savings deposits with an average cost of 0.02%, $238.9 million in Money Market Deposit Accounts with an average cost of 0.15%, $276.3 million in interest bearing demand deposits with an average cost of 0.17%, and $290.6 million in non-interest bearing demand deposits. We do not expect significant changes in our deposit funding, and our expected loan growth will continue to be funded by reductions in our cash and investments. The total capital decreased $6.9 million since December 31, 2016, mainly because dividends paid exceeded earnings by $11.5 million. This reduction was mitigated by an increase of $3.8 million in the Accumulated Other Comprehensive Income, which increased mainly due to the increase in the market value of securities available for sale. Capital decreased at a higher rate than assets, causing the capital to assets ratio to decrease from 10.40% at December 31, 2016 to 10.12% at June 30, 2017.

Results of Operations – Second Quarter 2017 vs. Second Quarter 2016

Net Interest Income - A comparison of the income statements for the three months ended June 30, 2017 and 2016 shows an increase of $620,000, or 6.7%, in Net Interest Income. Interest income on loans increased $530,000 or 7.4% as the average loans outstanding increased $47.4 million while the average yield on loans decreased from 4.62% to 4.60%. The average loans outstanding increased as demand increased due to improving economic conditions. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $91,000 even though the investment portfolio yield increased from 1.82% to 1.92% because the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $50.6 million. The Company continues to maintain a high level of liquidity, but some of that liquidity is being used by redeploying earning assets from low yielding short term investments and deposits in the Federal Reserve Bank into higher yielding loans. The interest expense on deposits decreased $52,000 or 10.7% even though the average deposits increased $9.6 million because the average cost of deposits decreased from 0.17% to 0.15%. The average cost of deposits decreased because maturing time deposits are either resetting at lower rates or customers are moving the funds to non interest bearing demand deposit accounts or low cost non maturity deposits due to the low interest rate environment. The interest expense on borrowed funds decreased $129,000 as the final remaining long term borrowed funds were repaid in the second quarter of 2016.

Provision for Loan Losses - The Provision for Loan Losses increased $200,000 compared to the second quarter of 2016 as a $200,000 credit to provision expense was recorded in the second quarter of 2016, while no provision expense was recorded in the second quarter of 2017. We charged off $396,000 of principal while recovering $199,000 of previously charged off loans in the second quarter of 2017, for a net charge off total of $197,000, or 0.12% of loans, annualized. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to an improvement in portfolio risk indicators and a decrease in the historical charge off percentages, the amount of ALLL required decreased from $8,334,000 at March 31, 2017 to $8,137,000 as of June 30, 2017. This allowed us to use $197,000 of the ALLL to cover the net charge offs without recording a provision expense. The allowance includes $1.0 million of specific allocations and $7.1 million of general allocations. The general allocation is based on the historical charge off experience of the previous 16 quarters. The historical charge off rate is not expected to continue to improve significantly, and if loan growth continues as expected, small provision expenses may be required.

Other Income – Non interest income decreased $1,185,000, or 21.3% compared to the second quarter of 2016. Gains on securities transactions decreased $1,685,000 due to large gains in the second quarter of 2016 that were the result of bonds owned at discounts being called at par. Fees for Wealth Management services are billed in arrears, and we previously recorded the income when it was collected. In order to properly reflect the receivable for earned but unbilled fees on our balance sheet, we accrued a receivable of $389,000 in June for the June fees that were billed and collected in July. Excluding this receivable adjustment, Wealth Management income increased $53,000, or 4.8%. Origination fees on mortgage loans sold decreased $21,000 or 15.4% due to a decrease in mortgage loans sold. Income from Bank Owned life Insurance (BOLI) increased $50,000 due to an increase in the BOLI investment and a restructuring of the BOLI portfolio to improve its yield.

Other Expenses – Total non-interest expenses increased $136,000, or 1.5% compared to the second quarter of 2016. Salaries and Employee Benefits decreased $126,000, or 2.3%. Salaries decreased due to an increase in loan originations, which caused an increase in the amount of salary expense deferred, and a decrease in the accrual for the incentive compensation plan. Occupancy expense increased $49,000, or 7.7% as maintenance and repairs increased. Equipment expense increased $65,000, or 9.0% due to higher maintenance expense. Professional fees expense increased $64,000 due to  increases in legal, accounting, and consulting fees. FDIC insurance assessments decreased $84,000 due to reductions in the FDIC assessment rate. Other insurance decreased $89,000, primarily due to a reclassification of life insurance expense for directors from salaries and employee benefits in the second quarter of 2016. The increase of $207,000 in Other expense occurred because the second quarter of 2016 expense included the reversal of $185,000 of over accrued interest on the settlement of an IRS audit, which is now closed.

As a result of the above activity, the Profit Before Income Taxes in the second quarter of 2017 was $5,226,000, a decrease of $901,000 compared to the pre-tax profit of $6,127,000 in the second quarter of 2016. The Company recorded a federal income tax expense of $1,586,000 in the second quarter of 2017, reflecting an effective tax rate of 30.3%, compared to the tax expense of $1,888,000 in the second quarter of 2016, which reflected an effective rate of 30.8%. The Net profit for the second quarter of 2017 was $3,640,000, a decrease of 14.1% compared to the net profit of $4,239,000 in the second quarter of 2016.

Results of Operations – First Two Quarters of 2017 vs. First Two Quarters of 2016

Net Interest Income - A comparison of the income statements for the six months ended June 30, 2017 and 2016 shows an increase of $925,000, or 5.0%, in Net Interest Income. Interest income on loans increased $859,000 or 6.0% as the average loans outstanding increased $42.0 million and the average yield on loans decreased from 4.59% to 4.57%. The average loans outstanding increased as demand increased due to improving economic conditions. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $352,000 even though the yield increased from 1.89% to 1.91% because the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $42.5 million. The Company continues to maintain a high level of liquidity, but some of that liquidity is being used by redeploying earning assets from low yielding short term investments and deposits in the Federal Reserve Bank into higher yielding loans. The interest expense on deposits decreased $113,000 or 11.3% even though the average deposits increased $19.8 million because the average cost of deposits decreased from 0.17% to 0.15%. The average cost of deposits decreased because maturing time deposits are either resetting at lower rates or customers are moving the funds to non interest bearing demand deposit accounts or low cost non maturity deposits due to the low interest rate environment. The interest expense on borrowed funds decreased $305,000 as the final remaining long term borrowed funds were repaid in the second quarter of 2016.

Provision for Loan Losses - The Provision for Loan Losses increased $300,000 compared to the first two quarters of 2016 as a $200,000 credit to provision expense was recorded in the first six months of 2017, compared to a $500,000 credit to provision expense recorded in the first six months of 2016. We charged off $508,000 of principal while recovering $387,000 of previously charged off loans in the first two quarters of 2017, for a net charge off total of $121,000, or 0.04% of loans, annualized. This is an improvement compared to the net charge offs of $493,000, or 0.16% of loans, annualized, in the first two quarters of 2016. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy, and necessary adjustments to the ALLL are made through the provision for loan losses expense. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to the growth in the loan portfolio, and limited potential for future recoveries and improvements in the historical charge off percentages, further negative provisions are not likely to occur.

Other Income – Non interest income decreased $1,479,000, or 15.3% compared to the first two quarters of 2016. Gains on securities transactions decreased $1,995,000 due to large gains in the first two quarters of 2016 that were the result of bonds owned at substantial discounts being redeemed early at par. Wealth Management fees increased $473,000 primarily due to the establishment of a receivable for earned but uncollected fees in 2017. Origination fees on mortgage loans sold decreased $92,000 or 34.6% due to lower sales activity.

Other Expenses – Total non-interest expenses decreased $285,000, or 1.6% compared to the first two quarters of 2016. Salaries and Employee Benefits decreased $310,000, or 2.8%. Salaries decreased due to a decrease in the number of full time equivalent employees, an increase in loan originations, which caused an increase in the amount of salary expense deferred, and a decrease in the incentive compensation accrual. Benefits expense decreased due to lower life and health insurance expenses. Occupancy expense increased $96,000, or 7.2% as maintenance and repairs increased. FDIC insurance assessments decreased $146,000 due to reductions in the FDIC assessment rate. Other insurance decreased $89,000, primarily due to a reclassification adjustment to the life insurance expense for directors in the second quarter of 2016. Other expense increased $113,000, partly due to the reversal of $185,000 of over accrued interest on the settlement of our IRS audit in 2016.

As a result of the above activity, the Profit Before Income Taxes in the first two quarters of 2017 was $9,779,000, a decrease of $569,000 compared to the pre-tax profit of $10,348,000 in the first two quarters of 2016. The Company recorded a federal income tax expense of $2,959,000 in the first two quarters of 2017, reflecting an effective tax rate of 30.3%, compared to the tax expense of $3,112,000 in the first two quarters of 2016, which reflected an effective rate of 30.1%. The Net profit for the first two quarters of 2017 was $6,820,000, a decrease of 5.7% compared to the net profit of $7,236,000 in the first two quarters of 2016.

Cash Flows

Cash flows provided by operating activities increased $625,000 compared to the first six months of 2016 even though net income was $416,000 lower because the net income included more non-cash or non-operating items in 2017. The cash flow from investing activities decreased $22.7 million from $44.0 million provided in the first half of 2016 to $21.2 million provided in the first half of 2017. This was the result of a decrease in the amount of investment securities called prior to maturity and an increase in the investment in loans, mitigated by an increase in investment securities sold and a decrease in the investment securities purchased. The bank is purchasing less callable securities, and the increase in market rates has also decreased the amount of call activity. The decrease in early redemptions of investment securities also caused a decrease in the amount of investments purchased, and the bank also sold securities in the first quarter of 2017 to fund the increase in loans. The amount of cash used for financing activities was $9.7 million higher in the first six months of 2017 than it was in the first six months of 2016 because the amount of cash used to fund deposit withdrawals increased $20.7 million. The amount of cash used to fund repayment of debt decreased $15.0 million as the last of our repurchase agreement debt was paid off in 2016. Also, the amount used to pay dividends was $5.5 million higher as the per share dividend was increased from $0.56 in the first six months of 2016 to $0.80 in the first six months of 2017. In the first two quarters of 2017, the cash used for financing activities exceeded the cash provided by operating and investing activities, and the amount of cash and cash equivalents decreased by $12.2 million during the period. In the first two quarters of 2016, the cash provided by operations and investing activities exceeded the cash used for financing activities, resulting in an increase of $19.6 million in cash and cash equivalents during the six months. We expect cash flows from redemptions of callable investment securities to remain low through the remainder of 2017, and we plan to use the proceeds from maturities and sales of investment securities to fund our expected loan growth. We anticipate that we will maintain our current level of cash and cash equivalents through the end of the year.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of June 30, 2017, the Bank was not utilizing any of its authorized limit of $255 million with the Federal Home Loan Bank of Indianapolis, or its $20 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, or its $25 million federal funds line with a correspondent bank. The Company periodically draws on its overdraft and fed funds lines to ensure that funding will be available if needed.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first six months of 2017 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $134.2 million at June 30, 2017 and $141.1 million at December 31, 2016. Retained earnings decreased $10.6 million as the year to date profit was exceeded by the payment of cash dividends on the common stock, and the Accumulated Other Comprehensive Income (AOCI) increased due to an increase in the value of our securities that are classified as Available For Sale. Total equity decreased $6.9 million while total assets decreased $30.9 million, so the ratio of equity to assets decreased from 10.4% at December 31, 2016 to 10.12% at June 30, 2017.

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

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of June 30, 2017:
Total Capital to Risk-Weighted Assets
Consolidated	$142,950	16.85%	$84,835	10.0%
Monroe Bank & Trust	141,066	16.63%	84,835	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	134,449	15.85%	67,868	8.0%
Monroe Bank & Trust	132,565	15.63%	67,868	8.0%
Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	134,449	15.85%	55,142	6.5%
Monroe Bank & Trust	132,565	15.63%	55,142	6.5%
Tier 1 Capital to Average Assets
Consolidated	134,449	10.09%	66,626	5.0%
Monroe Bank & Trust	132,565	9.95%	66,614	5.0%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total Capital to Risk-Weighted Assets
Consolidated	$153,957	18.35%	$83,923	10.0%
Monroe Bank & Trust	151,936	18.12%	83,831	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	145,144	17.30%	67,138	8.0%
Monroe Bank & Trust	143,123	17.07%	67,064	8.0%
Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	145,144	17.30%	54,550	6.5%
Monroe Bank & Trust	143,123	17.07%	54,490	6.5%
Tier 1 Capital to Average Assets
Consolidated	145,144	10.89%	66,645	5.0%
Monroe Bank & Trust	143,123	10.75%	66,579	5.0%

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first two quarters of 2017, the Bank’s interest rate risk has remained within its policy limits.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2017, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a stock repurchase program which it publicly announced on January 28, 2016. On that date, the Board of Directors authorized the repurchase of 2 million of the Company’s common shares, which authorization commenced on February 1, 2016 and will expire on January 31, 2018. The following table summarizes the open-market and privately negotiated stock repurchase activity of the Company during the three months ended June 30, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	-	$-	-	1,807,920
May 1, 2017 - May 31, 2017	-	$-	-	1,807,920
June 1, 2017 - June 30, 2017	-	$-	-	1,807,920
Total	-	$-	-

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

MBT Financial Corp.
(Registrant)

August 9, 2017	By /s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President &
Chief Executive Officer

August 9, 2017	By /s/ John L. Skibski
Date	John L. Skibski
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document