Form 10-Q
period 2017-09-30
MBT FINANCIAL CORP
filed 2017-11-09
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

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

As of November 8, 2017, there were 22,878,685 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	September 30, 2017
Dollars in thousands	(Unaudited)	December 31, 2016
ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$21,959	$18,183
Interest bearing	6,532	34,589
Total cash and cash equivalents	28,491	52,772

Interest Bearing Time Deposits in Other Banks	16,946	18,946
Securities - Held to Maturity	34,029	40,741
Securities - Available for Sale	465,323	488,067
Federal Home Loan Bank stock - at cost	4,148	4,148

Loans held for sale	-	611

Loans	693,866	652,337
Allowance for Loan Losses	(8,010)	(8,458)
Loans - Net	685,856	643,879

Accrued interest receivable and other assets	24,416	24,901
Other Real Estate Owned	1,646	1,634
Bank Owned Life Insurance	59,594	54,415
Premises and Equipment - Net	26,903	27,169
Total assets	$1,347,352	$1,357,283

LIABILITIES
Deposits
Non-interest bearing	$297,927	$279,001
Interest-bearing	897,408	920,716
Total deposits	1,195,335	1,199,717

Interest payable and other liabilities	16,048	16,452
Total liabilities	1,211,383	1,216,169

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 shares authorized, 22,875,505 and 22,777,882 shares issued and outstanding)	22,718	22,562
Retained earnings	117,773	126,079
Unearned compensation	(20)	(4)
Accumulated other comprehensive loss	(4,502)	(7,523)
Total stockholders' equity	135,969	141,114
Total liabilities and stockholders' equity	$1,347,352	$1,357,283

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2017	2016	2017	2016

Interest Income
Interest and fees on loans	$8,095	$7,538	$23,168	$21,752
Interest on investment securities-
Tax-exempt	327	316	943	924
Taxable	2,054	1,970	6,507	6,714
Interest on balances due from banks	182	171	392	450
Total interest income	10,658	9,995	31,010	29,840

Interest Expense
Interest on deposits	427	480	1,317	1,483
Interest on borrowed funds	-	-	3	308
Total interest expense	427	480	1,320	1,791

Net Interest Income	10,231	9,515	29,690	28,049
Provision For (Recovery Of) Loan Losses	-	(700)	(200)	(1,200)

Net Interest Income After
Provision For (Recovery Of) Loan Losses	10,231	10,215	29,890	29,249

Other Income
Income from wealth management services	1,155	1,145	3,830	3,347
Service charges and other fees	1,076	1,118	3,136	3,142
Debit card income	719	721	2,147	2,130
Net gain on sales and redemptions of securities available for sale	150	87	227	2,159
Net gain (loss) on sales of Other Real Estate Owned	7	(4)	(89)	(61)
Origination fees on mortgage loans sold	87	149	261	415
Bank owned life insurance income	377	352	1,130	1,069
Other	464	471	1,583	1,507
Total other income	4,035	4,039	12,225	13,708

Other Expenses
Salaries and employee benefits	5,313	5,514	16,020	16,531
Occupancy expense	694	668	2,124	2,002
Equipment expense	783	731	2,271	2,141
Marketing expense	375	280	961	825
Professional fees	570	459	1,779	1,667
EFT/ATM expense	256	235	763	781
Other Real Estate Owned expenses	33	35	95	129
FDIC Deposit Insurance Assessment	107	179	321	539
Bonding and other insurance expense	120	118	367	454
Telephone expense	83	95	302	312
Other	616	660	2,017	1,948
Total other expenses	8,950	8,974	27,020	27,329

Income Before Income Taxes	5,316	5,280	15,095	15,628
Income Tax Expense	1,383	1,593	4,342	4,705
Net Income	$3,933	$3,687	$10,753	$10,923

Other Comprehensive Income - Net of Tax
Unrealized gains (losses) on securities	(679)	(883)	3,091	5,493
Reclassification adjustment for gains included in net income	(99)	(58)	(150)	(1,425)
Postretirement benefit liability	27	27	80	80
Total Other Comprehensive Income (Loss) - Net of Tax	(751)	(914)	3,021	4,148

Comprehensive Income	$3,182	$2,773	$13,774	$15,071

Basic Earnings Per Common Share	$0.17	$0.16	$0.47	$0.48

Diluted Earnings Per Common Share	$0.17	$0.16	$0.47	$0.48

Dividends Declared Per Share of Common Stock	$0.06	$0.04	$0.86	$0.60

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
Dollars in thousands	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2017	22,777,882	$22,562	$126,079	$(4)	$(7,523)	$141,114

Repurchase of Common Stock	-	-	-	-	-	-

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	64,211	(253)	-	-	-	(253)
Restricted stock awards, net of shares redeemed for taxes	6,000	65	-	(65)	-	-
Employee Stock Purchase Plan and other stock issued	27,412	294	-	-	-	294

Tax benefit from exercise of options	-	-	583	-	-	583

Equity Compensation	-	404	-	49	-	453

Deferred Directors' Compensation	-	(354)	-	-	-	(354)

Dividends declared ($0.86 per share)	-	-	(19,642)	-	.	(19,642)

Net income	-	-	10,753	-	-	10,753
Other comprehensive income - net of tax	-	-	-	-	3,021	3,021

Balance - September 30, 2017	22,875,505	$22,718	$117,773	$(20)	$(4,502)	$135,969

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
Dollars in thousands	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2016	22,790,707	$23,492	$126,214	$(13)	$(2,352)	$147,341

Repurchase of Common Stock	(192,080)	(1,414)	-	-	-	(1,414)

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	109,727	(221)	-	-	-	(221)
Restricted stock awards, net of shares redeemed for taxes	5,000	41	-	(41)	-	-
Employee Stock Purchase Plan and other stock issued	22,762	184	-	-	-	184

Equity Compensation	-	392	-	35	-	427

Dividends declared ($0.60 per share)	-	-	(13,726)	-	-	(13,726)

Net income	-	-	10,923	-	-	10,923
Other comprehensive income - net of tax	-	-	-	-	4,148	4,148

Balance - September 30, 2016	22,736,116	$22,474	$123,411	$(19)	$1,796	$147,662

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
Dollars in thousands	2017	2016
Cash Flows from Operating Activities
Net Income	$10,753	$10,923
Adjustments to reconcile net income to net cash from operating activities
Recovery of loan losses	(200)	(1,200)
Depreciation	1,174	1,202
Deferred tax expense (benefit)	(241)	2,210
Net amortization of investment premium and discount	1,710	1,294
Writedowns of Other Real Estate Owned	76	78
Net increase in interest payable and other liabilities	237	824
Net increase in interest receivable and other assets	(1,266)	(1,128)
Writedowns of Other Assets	37	-
Equity based compensation expense	453	427
Net gain on sale/settlement of securities	(227)	(2,159)
Increase in cash surrender value of life insurance	(1,131)	(966)
Net cash provided by operating activities	$11,375	$11,505

Cash Flows from Investing Activities
Proceeds from maturities of interest bearing time deposits in other banks	$2,500	$250
Proceeds from maturities and redemptions of investment securities held to maturity	11,113	6,789
Proceeds from maturities and redemptions of investment securities available for sale	28,385	297,099
Proceeds from sales of investment securities available for sale	135,327	33,144
Net increase in loans	(42,033)	(38,721)
Proceeds from sales of other real estate owned	726	1,376
Proceeds from sales of other assets	230	171
Purchase of time deposits in other banks	(500)	(13,946)
Purchase of investment securities held to maturity	(4,455)	(8,259)
Purchase of Bank Owned Life Insurance	(4,357)	-
Proceeds from surrender of Bank Owned Life Insurance	309	-
Purchase of investment securities available for sale	(137,941)	(291,898)
Purchase of bank premises and equipment	(977)	(1,050)
Net cash used for investing activities	$(11,673)	$(15,045)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$(4,382)	$15,068
Repayment of repurchase agreements	-	(15,000)
Issuance of common stock	294	184
Stock redeemed for tax withholding - stock based compensation	(253)	(221)
Repurchase of common stock	-	(1,414)
Dividends paid	(19,642)	(13,726)
Net cash used for financing activities	$(23,983)	$(15,109)

Net Decrease in Cash and Cash Equivalents	$(24,281)	$(18,649)

Cash and Cash Equivalents at Beginning of Period	52,772	79,550
Cash and Cash Equivalents at End of Period	$28,491	$60,901

Supplemental Cash Flow Information
Cash paid for interest	$1,321	$1,845
Cash paid for federal income taxes	$3,076	$2,069

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$827	$736
Transfer of loans to other assets	$40	$34

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

ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 does not apply to financial instruments. ASU 2014-09 is effective for public entities for reporting periods beginning after December 15, 2017 (therefore, for the year ending December 31, 2018 for the Corporation). Early implementation is not allowed for public companies. Management does not expect the standard will have a significant effect on the Corporation’s consolidated financial statements, however the exact effect is still being determined. Management is in the process of developing its implementation plan and timeline.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs – Premium Amortization on Purchased Callable Debt Securities (Subtopic 310-20).  This ASU was issued to shorten the amortization period for the premium to the earliest call date on debt securities.  This premium will now be recorded as a reduction to net interest margin during the shorter yield to call period, as compared to prior practice of amortizing the premium as a reduction to net interest margin over the contractual life of the instrument.  This ASU does not change the current method of amortizing any discount over the contractual life of the debt security, and this pronouncement is effective for fiscal years beginning after December 15, 2018, with earlier adoption permitted.  The Company is assessing the impact of ASU 2017-08 on its accounting and disclosures, as this pronouncement will reduce net interest income over the period until the security’s call date, as compared to a net interest income reduction for all remaining premium as of the date of call if earlier than the date of maturity.

2. EARNINGS PER SHARE

The calculations of earnings per common share are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Basic
Net income	$3,933,000	$3,687,000	$10,753,000	$10,923,000
Average common shares outstanding	22,871,451	22,733,134	22,852,935	22,823,682
Earnings per common share - basic	$0.17	$0.16	$0.47	$0.48

Diluted
Net income	$3,933,000	$3,687,000	$10,753,000	$10,923,000
Average common shares outstanding	22,871,451	22,733,134	22,852,935	22,823,682
Equity compensation	169,509	182,144	181,598	164,682
Average common shares outstanding - diluted	23,040,960	22,915,278	23,034,533	22,988,364
Earnings per common share - diluted	$0.17	$0.16	$0.47	$0.48

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

The following table summarizes the SOSARs that have been granted:

		Weighted Average
	SOSARs	Base Price
SOSARs Outstanding, January 1, 2017	467,118	$5.38
Granted	94,500	10.90
Exercised	(157,760)	5.21
Forfeited	(10,440)	7.05
Expired	-	-
SOSARs Outstanding, September 30, 2017	393,418	$6.73
SOSARs Exercisable, September 30, 2017	200,482	$4.53

The exercise of a SOSAR results in the issuance of a number of shares of common stock of the Company based on the appreciation of the market price of the stock over the base price of the SOSAR. The market value of the Company’s common stock on September 30, 2017 was $10.95. The value of the exercisable SOSARs that are in-the-money as of September 30, 2017 was $1,300,000, and exercise of those SOSARs on that date would have resulted in the issuance of 117,543 shares of common stock. The plan allows participants to elect to withhold shares from the exercise of SOSARs to cover their tax liability. This may affect the number of shares issued and the value of the common stock account on the balance sheet and the statement of changes in equity.

Restricted Stock Unit Awards – On February 23, 2017, 24,000 performance restricted stock units were awarded to certain key executive officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. Each Restricted Stock Unit (RSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a two year performance period that ends on December 31, 2018 if the defined performance targets are achieved. The grant date fair value of the stock was $10.90 per share. Earned RSUs vest on December 15, 2019 and as of September 30, 2017 none of the RSUs were vested.

Restricted Stock Awards – On February 23, 2017, 6,000 restricted shares were awarded to certain non-executive members of the board of directors in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. The restricted shares vest on December 31, 2017. The expense for the restricted stock is based on the grant date value of $10.90 and is recognized over the vesting period. The unrecognized cost related to the non-vested restricted stock awards was $20,000 as of September 30, 2017.

The total expense for equity based compensation was $161,000 in the third quarter of 2017 and $156,000 in the third quarter of 2016. The total expense for equity based compensation was $454,000 in the first nine months of 2017 and $427,000 in the first nine months of 2016. The unrecognized compensation expense for all equity based compensation plans is $713,000 as of September 30, 2017. The expense is expected to be recognized over a weighted average period of 1.55 years.

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

Loans consist of the following (000s omitted):

	September 30,	December 31,
	2017	2016
Residential real estate loans	$216,414	$216,436
Commercial and Construction real estate loans	293,657	271,623
Agriculture and agricultural real estate loans	23,441	21,518
Commercial and industrial loans	122,993	96,761
Loans to individuals for household, family, and other personal expenditures	37,361	45,999
Total loans, gross	$693,866	$652,337
Less: Allowance for loan losses	8,010	8,458
Net Loans	$685,856	$643,879

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

The following table summarizes nonperforming assets (000s omitted):

	September 30,	December 31,
	2017	2016
Nonaccrual loans	$3,050	$4,656
Loans 90 days past due and accruing	5	10
Restructured loans	9,859	14,161
Total nonperforming loans	$12,914	$18,827

Other real estate owned	1,646	1,634
Other assets	40	-
Total nonperforming assets	$14,600	$20,461

Nonperforming assets to total assets	1.08%	1.51%
Allowance for loan losses to nonperforming loans	62.03%	44.92%

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

Activity in the allowance for loan losses during the three and nine months ended September 30, 2017 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended September 30, 2017
Beginning Balance	$320	$1,496	$3,359	$541	$1,398	$1,023	$8,137
Charge-offs	-	(6)	(163)	-	(49)	(88)	(306)
Recoveries	77	18	23	13	31	17	179
Provision	(67)	(199)	56	(56)	(134)	400	-
Ending balance	$330	$1,309	$3,275	$498	$1,246	$1,352	$8,010

Allowance for loan losses: For the nine months ended September 30, 2017
Beginning Balance	$201	$1,632	$3,336	$525	$1,599	$1,165	$8,458
Charge-offs	-	(6)	(572)	-	(99)	(137)	(814)
Recoveries	80	116	97	39	177	57	566
Provision	49	(433)	414	(66)	(431)	267	(200)
Ending balance	$330	$1,309	$3,275	$498	$1,246	$1,352	$8,010

Allowance for loan losses as of September 30, 2017
Ending balance individually evaluated for impairment	$1	$139	$16	$367	$174	$206	$903
Ending balance collectively evaluated for impairment	329	1,170	3,259	131	1,072	1,146	7,107
Ending balance	$330	$1,309	$3,275	$498	$1,246	$1,352	$8,010

Loans as of September 30, 2017
Ending balance individually evaluated for impairment	$1,095	$220	$2,622	$1,598	$5,368	$433	$11,336
Ending balance collectively evaluated for impairment	22,346	122,773	268,893	20,544	211,046	36,928	682,530
Ending balance	$23,441	$122,993	$271,515	$22,142	$216,414	$37,361	$693,866

Activity in the allowance for loan losses during the three and nine months ended September 30, 2016 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended September 30, 2016
Beginning Balance	$200	$1,526	$4,470	$460	$1,791	$1,456	$9,903
Charge-offs	-	(14)	(61)	-	(39)	-	(114)
Recoveries	3	24	114	13	132	30	316
Provision	18	(84)	(140)	(104)	(68)	(322)	(700)
Ending balance	$221	$1,452	$4,383	$369	$1,816	$1,164	$9,405

Allowance for loan losses: For the nine months ended September 30, 2016
Beginning Balance	$389	$2,279	$4,350	$420	$2,235	$1,223	$10,896
Charge-offs	(221)	(26)	(413)	-	(195)	(86)	(941)
Recoveries	3	102	182	40	235	88	650
Provision	50	(903)	264	(91)	(459)	(61)	(1,200)
Ending balance	$221	$1,452	$4,383	$369	$1,816	$1,164	$9,405

Allowance for loan losses as of September 30, 2016
Ending balance individually evaluated for impairment	$5	$340	$629	$255	$347	$187	$1,763
Ending balance collectively evaluated for impairment	216	1,112	3,754	114	1,469	977	7,642
Ending balance	$221	$1,452	$4,383	$369	$1,816	$1,164	$9,405

Loans as of September 30, 2016
Ending balance individually evaluated for impairment	$1,251	$717	$9,431	$1,761	$7,729	$487	$21,376
Ending balance collectively evaluated for impairment	20,710	94,109	245,209	16,011	209,523	48,871	634,433
Ending balance	$21,961	$94,826	$254,640	$17,772	$217,252	$49,358	$655,809

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

The Company utilizes an internal loan grading system to assign a risk grade to all commercial loans, all renegotiated loans, and each commercial credit relationship. Grades 10 through 45 are considered “pass” credits, grades 50 through 55 are considered “watch” credits, and grade 60 is considered “substandard” credits. Grades 50 through 60 are subject to greater scrutiny. Loans with grades 70 through 90 and considered “doubtful” or “loss” and have generally been charged off. A description of the general characteristics of each grade is as follows:

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

The portfolio segments in each credit risk grade as of September 30, 2017 are as follows (000s omitted):

Credit Quality Indicators as of September 30, 2017
Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$-	$2,856	$250	$12,431	$134,662	$31,128	$181,327
10	-	7,023	-	-	-	-	7,023
20	423	294	375	-	-	-	1,092
30	522	31,523	7,555	-	821	4,074	44,495
40	16,017	75,510	222,669	4,746	68,319	2,057	389,318
45	1,517	2,592	13,389	2,968	5,334	-	25,800
50	2,077	1,882	21,508	358	2,962	8	28,795
55	1,950	894	1,677	1,546	738	4	6,809
60	935	419	4,092	93	3,577	90	9,206
70	-	-	-	-	-	-	-
80	-	-	-	-	1	-	1
90	-	-	-	-	-	-	-
Total	$23,441	$122,993	$271,515	$22,142	$216,414	$37,361	$693,866

Performing	$22,790	$122,671	$268,182	$20,502	$209,900	$36,907	$680,952
Nonperforming	651	322	3,333	1,640	6,514	454	12,914
Total	$23,441	$122,993	$271,515	$22,142	$216,414	$37,361	$693,866

The portfolio segments in each credit risk grade as of December 31, 2016 are as follows (000s omitted):

Credit Quality Indicators as of December 31, 2016
Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$2	$1,768	$214	$9,960	$132,144	$39,114	$183,202
10	-	5,787	-	-	-	-	5,787
20	293	348	447	-	-	145	1,233
30	645	17,373	8,128	-	218	-	26,364
40	15,827	63,687	198,416	4,211	70,275	6,626	359,042
45	1,507	2,142	16,227	2,974	4,513	-	27,363
50	1,769	4,090	16,828	448	3,393	12	26,540
55	263	927	4,081	1,574	989	-	7,834
60	1,212	639	7,828	287	4,904	102	14,972
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$21,518	$96,761	$252,169	$19,454	$216,436	$45,999	$652,337

Performing	$20,834	$96,240	$244,816	$17,734	$208,458	$45,428	$633,510
Nonperforming	684	521	7,353	1,720	7,978	571	18,827
Total	$21,518	$96,761	$252,169	$19,454	$216,436	$45,999	$652,337

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of September 30, 2017 and December 31, 2016 (000s omitted):

September 30, 2017	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$83	$-	$-	$83	$23,358	$23,441	$-
Commercial	23	153	101	$277	122,716	122,993	5
Commercial Real Estate	2,192	-	402	2,594	268,921	271,515	-
Construction Real Estate	-	-	-	-	22,142	22,142	-
Residential Real Estate	1,307	270	1,204	2,781	213,633	216,414	-
Consumer and Other	23	-	-	23	37,338	37,361	-
Total	$3,628	$423	$1,707	$5,758	$688,108	$693,866	$5

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$93	$-	$113	$206	$21,312	$21,518	$-
Commercial	77	46	23	146	96,615	96,761	10
Commercial Real Estate	708	363	828	1,899	250,270	252,169	-
Construction Real Estate	-	-	-	-	19,454	19,454	-
Residential Real Estate	1,523	192	1,558	3,273	213,163	216,436	-
Consumer and Other	149	46	-	195	45,804	45,999	-
Total	$2,550	$647	$2,522	$5,719	$646,618	$652,337	$10

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

The following is a summary of non-accrual loans as of September 30, 2017 and December 31, 2016 (000s omitted):

	September 30, 2017	December 31, 2016
Agriculture and Agricultural Real Estate	$83	$113
Commercial	97	169
Commercial Real Estate	1,033	1,625
Construction Real Estate	60	31
Residential Real Estate	1,756	2,623
Consumer and Other	21	95
Total	$3,050	$4,656

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of September 30, 2017 and September 30, and December 31, 2016 (000s omitted):

September 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended	Average Recorded Investment for the Nine Months Ended	Interest Income Recognized in the Nine Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$852	$848	$-	$849	$11	$850	$32
Commercial	-	-	-	-	-	-	-
Commercial Real Estate	2,010	2,061	-	2,177	23	2,238	59
Construction Real Estate	-	-	-	-	-	-	-
Residential Real Estate	3,860	4,030	-	4,054	51	4,110	150
Consumer and Other	-	-	-	-	-	1	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	243	242	1	242	3	244	10
Commercial	220	219	139	220	2	224	7
Commercial Real Estate	612	612	16	614	6	621	17
Construction Real Estate	1,598	1,631	367	1,622	19	1,635	57
Residential Real Estate	1,508	1,547	174	1,537	16	1,552	45
Consumer and Other	433	433	206	437	5	444	15

Total:
Agriculture and Agricultural Real Estate	$1,095	$1,090	$1	$1,091	$14	$1,094	$42
Commercial	220	219	139	220	2	224	7
Commercial Real Estate	2,622	2,673	16	2,791	29	2,859	76
Construction Real Estate	1,598	1,631	367	1,622	19	1,635	57
Residential Real Estate	5,368	5,577	174	5,591	67	5,662	195
Consumer and Other	433	433	206	437	5	445	15

Total	$11,336	$11,623	$903	$11,752	$136	$11,919	$392

	Recorded Investment as of December 31, 2016	Unpaid Principal Balance as of December 31, 2016	Related Allowance as of December 31, 2016	Average Recorded Investment for the Three Months Ended September 30, 2016	Interest Income Recognized in the Three Months Ended September 30, 2016	Average Recorded Investment for the Nine Months Ended September 30, 2016	Interest Income Recognized in the Nine Months Ended September 30, 2016

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$966	$1,164	$-	$1,017	$11	$1,024	$36
Commercial	88	140	-	152	2	157	8
Commercial Real Estate	4,295	4,502	-	5,390	49	5,456	152
Construction Real Estate	144	177	-	120	2	126	6
Residential Real Estate	4,916	5,157	-	5,433	69	5,553	198
Consumer and Other	11	11	-	34	1	36	2

With an allowance recorded:
Agriculture and Agricultural Real Estate	246	246	5	248	3	249	10
Commercial	267	274	199	651	7	729	24
Commercial Real Estate	2,558	2,610	129	4,431	45	4,590	153
Construction Real Estate	1,573	1,573	388	1,668	19	1,677	57
Residential Real Estate	2,182	2,224	236	2,659	33	2,726	84
Consumer and Other	465	465	184	457	5	465	17

Total:
Agriculture and Agricultural Real Estate	$1,212	$1,410	$5	$1,265	$14	$1,273	$46
Commercial	355	414	199	803	9	886	32
Commercial Real Estate	6,853	7,112	129	9,821	94	10,046	305
Construction Real Estate	1,717	1,750	388	1,788	21	1,803	63
Residential Real Estate	7,098	7,381	236	8,092	102	8,279	282
Consumer and Other	476	476	184	491	6	501	19

Total	$17,711	$18,543	$1,141	$22,260	$246	$22,788	$747

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three and nine month periods ended September 30, 2017 and September 30, 2016 are as follows (000s omitted from dollar amounts):

	Three months ended			Nine months ended
	September 30, 2017			September 30, 2017
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	-	-	-	2	29	29
Commercial Real Estate	1	225	202	4	578	492
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	1	99	99	5	371	229
Consumer and Other	-	-	-	1	1	-
Total	2	$324	$301	12	$979	$750

	Three months ended			Nine months ended
	September 30, 2016			September 30, 2016
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	1	$362	$361
Commercial	1	250	250	1	250	250
Commercial Real Estate	1	215	215	1	215	215
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	2	242	241	9	693	653
Consumer and Other	-	-	-	1	57	55
Total	4	$707	$706	13	$1,577	$1,534

The Bank considers TDRs that become past due under the modified terms as defaulted. The following table shows the loans that became TDRs during the nine month periods ended September 30, 2017 and September 30, 2016 that subsequently defaulted during the nine month periods ended September 30, 2017 and September 30, 2016, respectively.

	Nine months ended		Nine months ended
	September 30, 2017		September 30, 2016
	Number of Contracts	Recorded Principal Balance	Number of Contracts	Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	-	$-
Commercial	-	-	-	-
Commercial Real Estate	-	-	-	-
Construction Real Estate	-	-	-	-
Residential Real Estate	1	99	-	-
Consumer and Other	-	-	-	-
Total	1	$99	-	$-

The Company has allocated $903,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at September 30, 2017. In addition, there were no commitments to lend additional amounts to borrowers that are classified as troubled debt restructurings as of September 30, 2017 and September 30, 2016.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of September 30, 2017 and December 31, 2016 (000s omitted):

	Held to Maturity
	September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$33,529	$1,005	$(134)	$34,400
Corporate Debt Securities	500	-	-	500
	$34,029	$1,005	$(134)	$34,900

	Available for Sale
	September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$185,294	$218	$(3,779)	$181,733
Mortgage Backed Securities issued by U.S. Government Agencies	224,236	32	(2,386)	221,882
Obligations of States and Political Subdivisions	38,834	86	(313)	38,607
Corporate Debt Securities	20,600	404	(14)	20,990
Equity Securities	2,044	67	-	2,111
	$471,008	$807	$(6,492)	$465,323

	Held to Maturity
	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$40,241	$701	$(288)	$40,654
Corporate Debt Securities	500	2	-	502
	$40,741	$703	$(288)	$41,156

	Available for Sale
	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$282,130	$389	$(7,519)	$275,000
Mortgage Backed Securities issued by U.S. Government Agencies	148,764	118	(2,673)	146,209
Obligations of States and Political Subdivisions	30,909	109	(409)	30,609
Corporate Debt Securities	34,363	135	(338)	34,160
Equity Securities	2,044	45	-	2,089
	$498,210	$796	$(10,939)	$488,067

The amortized cost and estimated market values of securities by contractual maturity as of September 30, 2017 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Contractual maturity in
1 year or less	$5,442	$5,473	$3,575	$3,576
After 1 year through five years	19,992	20,412	90,631	90,061
After 5 years through 10 years	7,476	7,913	134,502	131,857
After 10 years	1,119	1,102	16,020	15,836
Total	34,029	34,900	244,728	241,330
Mortgage Backed Securities	-	-	224,236	221,882
Securities with no stated maturity	-	-	2,044	2,111
Total	$34,029	$34,900	$471,008	$465,323

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016.

September 30, 2017

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States
Government Agencies	$105,204	$2,203	$51,900	$1,576	$157,104	$3,779
Mortgage Backed Securities issued by U.S. Government Agencies	140,734	1,106	69,135	1,280	209,869	2,386
Obligations of States and Political Subdivisions	27,149	390	7,376	57	34,525	447
Corporate Debt Securities	2,020	14	-	-	2,020	14
	$275,107	$3,713	$128,411	$2,913	$403,518	$6,626

December 31, 2016

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States
Government Agencies	$242,212	$7,519	$-	$-	$242,212	$7,519
Mortgage Backed Securities issued by U.S. Government Agencies	112,995	2,144	22,857	529	135,852	2,673
Obligations of States and Political Subdivisions	40,524	682	2,976	15	43,500	697
Corporate Debt Securities	24,025	338	-	-	24,025	338
	$419,756	$10,683	$25,833	$544	$445,589	$11,227

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at September 30, 2017. As of September 30, 2017 and December 31, 2016, there were 169 and 230 securities in an unrealized loss position, respectively.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, and the valuation techniques used by the Company to determine those fair values.

					Total
	Carrying				Estimated
September 30, 2017	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$28,491	$28,491	$-	$-	$28,491
Time Deposits in Other Banks	16,946	-	16,156	750	16,906
Securities - Held to Maturity
Obligations of States and Political Subdivisions	33,529	-	2,732	31,668	34,400
Corporate Debt Securities	500	-	500	-	500

Securities - Available for Sale
Obligations of U.S. Government Agencies	181,733	-	181,733	-	181,733
MBS issued by U.S. Government Agencies	221,882	-	221,882	-	221,882
Obligations of States and Political Subdivisions	38,607	-	38,607	-	38,607
Corporate Debt Securities	20,990	-	20,990	-	20,990
Equity Securities	2,111	2,111	-	-	2,111

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	-	-	-	-	-
Loans, net	685,856	-	-	673,225	673,225
Accrued Interest Receivable	4,508	-	-	4,508	4,508

Financial Liabilities:
Noninterest Bearing Deposits	297,927	297,927	-	-	297,927
Interest Bearing Deposits	897,408	-	898,667	-	898,667
Accrued Interest Payable	56	-	-	56	56

					Total
	Carrying				Estimated
December 31, 2016	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$52,772	$52,772	$-	$-	$52,772
Time Deposits in Other Banks	18,946	-	18,940	-	18,940
Securities - Held to Maturity
Obligations of States and Political Subdivisions	40,241	-	3,153	37,501	40,654
Corporate Debt Securities	500	-	502	-	502

Securities - Available for Sale
Obligations of U.S. Government Agencies	275,000	-	275,000	-	275,000
MBS issued by U.S. Government Agencies	146,209	-	146,209	-	146,209
Obligations of States and Political Subdivisions	30,609	-	30,609	-	30,609
Corporate Debt Securities	34,160	-	34,160	-	34,160
Equity Securities	2,089	2,089	-	-	2,089

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	611	-	-	623	623
Loans, net	643,879	-	-	642,908	642,908
Accrued Interest Receivable	4,335	-	-	4,335	4,335

Financial Liabilities:
Noninterest Bearing Deposits	279,001	279,001	-	-	279,001
Interest Bearing Deposits	920,716	-	922,187	-	922,187
Repurchase Agreements	-	-	-	-	-
Accrued Interest Payable	57	-	-	57	57

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

The Company’s assets with Level 3 fair values are carried at their amortized cost values as of September 30, 2017 or December 31, 2016. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

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

Assets measured at fair value on a nonrecurring basis are as follows (000s omitted):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Impaired loans	$-	$-	$10,433
Other Real Estate Owned	$-	$-	$1,646

December 31, 2016
Impaired loans	$-	$-	$16,570
Other Real Estate Owned	$-	$-	$1,634

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	September 30,	December 31,
	2017	2016
Commitments to extend credit:
Unused portion of commercial lines of credit	$88,762	$75,454
Unused portion of credit card lines of credit	5,536	4,983
Unused portion of home equity lines of credit	29,397	25,057
Standby letters of credit and financial guarantees written	1,364	1,582
All other off-balance sheet commitments	-	-

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

The net profit of $10,753,000 for the first three quarters of 2017 was a decrease of $170,000 or 1.6% compared to the first three quarters of 2016. The decrease was the result of an increase of $1,000,000 in the provision for loan losses and a decrease of $1,932,000 in gains on securities transactions. The effect of these items was mitigated by an increase of $1,641,000 in net interest income and a decrease of $309,000 in non-interest expenses. The negative provision expense and gains on securities transactions are not ordinary occurrences. Excluding these items in both periods, and net of the tax effects thereon, the net profit for the three quarters ended September 30, 2017 would have been $10,471,000, an increase of $1,765,000, or 20.3% compared to the three quarters ended September 30, 2016.

The national economic recovery is continuing, and the recovery in southeast Michigan is getting stronger. State and local unemployment rates are now below the national average. Commercial and residential development property values continue to improve, with some values reaching or exceeding their pre-recession levels. Our total classified assets, which include internal watch list loans, other real estate owned, and nonperforming and watch list investment securities, have been improving steadily since 2014. Classified assets went down $5.7 million, or 34.4% during the first three quarters of 2017, and decreased $11.0 million or 50.1% compared to a year ago. Net charge offs were $248,000, or 0.05% of loans, annualized, in the first three quarters of 2017, compared to $291,000, or 0.06% in the first three quarters of 2016. Due to improving loan quality metrics and low net charge offs, another reduction in our Allowance for Loan and Lease Losses (ALLL) was appropriate, and we recorded a $200,000 credit to the provision expense in the first three quarters of 2017. This reflected an increase of $1,000,000 when compared to the negative provision of $1,200,000 recorded in the first three quarters of 2016. The ALLL as a percent of loans decreased from 1.30% at the end of 2016 to 1.15%. We assess the adequacy of our ALLL each quarter, and adjust it as necessary by debiting or crediting the provision expense. The allowance includes $0.9 million of specific allocations on $11.3 million of loans evaluated for impairment and $7.1 million of general allocations on the remainder of the portfolio. The general allocation is based on the historical charge off experience of the previous 16 quarters. The improvement in the historical loss rates is slowing and loan growth is continuing, so we do not expect negative provisions to continue.

Net Interest Income increased $1,641,000, or 5.9% compared to the first three quarters of 2016, even though the period was one day shorter and average earning assets decreased $4.9 million, as the net interest margin increased from 3.11% to 3.30%. The net interest margin improved because the yield on earnings assets increased and the cost of interest bearing liabilities decreased. Non-interest income for the three quarters decreased $1,483,000, mainly due to large securities gains from callable bonds that were owned at discounts being redeemed at par in 2016. Non-interest expenses decreased $309,000, as salaries, benefits, EFT and ATM expenses, Other Real Estate expenses, FDIC deposit insurance assessments, other insurance, and telephone expenses decreased. These decreases were partially offset by increases in occupancy expense, equipment expense, marketing expense, and professional fees.

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

With respect to asset quality, our nonperforming assets (“NPAs”) decreased 7.6% during the quarter, from $15.8 million to $14.6 million, and total classified assets decreased 9.9% from $12.1 million to $10.9 million. Loan delinquencies increased slightly from $5,719,000 30 days or more past due as of December 31, 2016 to $5,758,000 as of September 30, 2017 but the delinquency percentage decreased from 0.88% to 0.83% of the total loans. Over the last twelve months, NPAs decreased $9.6 million, or 39.7%, with nonperforming loans decreasing 42.7% from $22.5 million to $12.9 million, and Other Real Estate Owned (“OREO”) unchanged at $1.6 million. Total classified assets, which include internally classified watch list loans, other real estate, and watch list investment securities, decreased $10.9 million, or 50.0%. The amount required in the Allowance for Loan and Lease Losses (“ALLL”) decreased $1.4 million over the last four quarters because of the improvement in the quality of the assets in the loan portfolio and a decrease in the historical loss rates. The ALLL is now 1.15% of loans, down from 1.43% at September 30, 2016. The ALLL is 62.03% of nonperforming loans (“NPLs”), compared to 44.92% at year end and 41.80% at September 30, 2016. In light of current economic conditions, we believe that this level of ALLL adequately estimates the potential losses in the loan portfolio.

Since December 31, 2016, total loans held for investment increased $41.5 million as new loan activity exceeded payments received and other reductions in the period. Even with the increase in loans, our pipeline of loans in process remained steady, and we expect new loan production to continue to exceed run off, resulting in an increase in loans outstanding in the fourth quarter of 2017.

Since December 31, 2016, deposits decreased $4.4 million, other liabilities decreased $0.4 million, and capital decreased $5.1 million, and as a result our total assets decreased $9.9 million, or 0.7%. Deposits increased during the third quarter of 2017 rebounding from the seasonal decline in the second quarter. The Company expects a small amount of deposit funding growth in the fourth quarter of 2017, but we have adequate liquidity to fund our anticipated loan growth without needing to actively grow deposits. The composition of deposits continues to change as customers move funds from maturing interest bearing time deposit accounts to low or no cost non maturity deposit accounts due to the low interest rate environment. As of September 30, 2017, deposits consisted of $137.9 million in certificates of deposit and IRAs with an average cost of 0.63%, $229.9 million in savings deposits with an average cost of 0.02%, $263.4 million in Money Market Deposit Accounts with an average cost of 0.16%, $266.2 million in interest bearing demand deposits with an average cost of 0.14%, and $297.9 million in non-interest bearing demand deposits. We do not expect significant changes in our deposit funding, and our expected loan growth will continue to be funded by reductions in our cash and investments. The total capital decreased $5.1 million since December 31, 2016, mainly because dividends paid exceeded earnings by $8.9 million. This reduction was mitigated by an decrease of $3.0 million in the Accumulated Other Comprehensive Loss, which decreased mainly due to the increase in the market value of securities available for sale. Capital decreased at a higher rate than assets, causing the capital to assets ratio to decrease from 10.40% at December 31, 2016 to 10.09% at September 30, 2017.

Results of Operations – Third Quarter 2017 vs. Third Quarter 2016

Net Interest Income - A comparison of the income statements for the three months ended September 30, 2017 and 2016 shows an increase of $716,000, or 7.5%, in Net Interest Income. Interest income on loans increased $557,000 or 7.4% as the average loans outstanding increased $34.1 million and the average yield on loans increased from 4.60% to 4.68%. The average loans outstanding increased as demand increased due to improving economic conditions. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $106,000 even though the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $47.7 million because the investment portfolio yield increased from 1.68% to 1.90%. The Company continues to maintain a high level of liquidity, but some of that liquidity is being used by redeploying earning assets from low yielding short term investments and deposits in the Federal Reserve Bank into higher yielding loans. The interest expense on deposits decreased $53,000 or 11.0% even though the average deposits increased $8.8 million because the average cost of deposits decreased from 0.16% to 0.14%. The average cost of deposits decreased because maturing time deposits are either resetting at lower rates or customers are moving the funds to non interest bearing demand deposit accounts or low cost non maturity deposits due to the low interest rate environment.

Provision for Loan Losses - The Provision for Loan Losses increased $700,000 compared to the third quarter of 2016 as a $700,000 credit to provision expense was recorded in the third quarter of 2016, while no provision expense was recorded in the third quarter of 2017. We charged off $306,000 of principal while recovering $179,000 of previously charged off loans in the third quarter of 2017, for a net charge off total of $127,000, or 0.07% of loans, annualized. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to an improvement in portfolio risk indicators and a decrease in the historical charge off percentages, the amount of ALLL required decreased from $8,137,000 at June 30, 2017 to $8,010,000 as of September 30, 2017. This allowed us to use $127,000 of the ALLL to cover the net charge offs without recording a provision expense. The allowance includes $903,000 of specific allocations and $7.1 million of general allocations. The general allocation is based on the historical charge off experience of the previous 16 quarters. The historical charge off rate is not expected to continue to improve significantly, and if loan growth continues as expected, small provision expenses may be required.

Other Income – Non interest income decreased $4,000, or 0.1% compared to the third quarter of 2016. Service charges on deposit accounts decreased $42,000 due to lower overdraft activity. Gains on securities transactions increased $63,000 because activity was higher in 2017 as we sold bonds to fund loan growth. Origination fees on mortgage loans sold decreased $62,000 or 41.6% as we retained more of the loans originated in 2017 in our portfolio. Income from Bank Owned life Insurance (BOLI) increased $25,000 due to an increase in the BOLI investment and a restructuring of the BOLI portfolio to improve its yield.

Other Expenses – Total non-interest expenses decreased $24,000, or 0.3% compared to the third quarter of 2016. Salaries and Employee Benefits decreased $201,000, or 3.6% due to lower salaries and a lower incentive compensation accrual. Occupancy expense increased $26,000, or 3.9% as maintenance and repairs increased $67,000 while depreciation, utilities, and other occupancy expenses decreased $30,000, $10,000, and $1,000, respectively. Equipment expense increased $52,000, or 7.1% due to higher maintenance expense and small equipment purchases. Marketing expense increased $95,000, or 33.9% due to increased advertising and sales promotion activity. Professional fees expense increased $111,000 due to increases in legal, accounting, and consulting fees. FDIC insurance assessments decreased $72,000 due to reductions in the FDIC assessment rate.

As a result of the above activity, the Profit Before Income Taxes in the third quarter of 2017 was $5,316,000, an increase of $36,000 compared to the pre-tax profit of $5,280,000 in the third quarter of 2016. The Company recorded a federal income tax expense of $1,383,000 in the third quarter of 2017, reflecting an effective tax rate of 26.0%, compared to the tax expense of $1,593,000 in the third quarter of 2016, which reflected an effective rate of 30.2%. The tax expense in the third quarter of 2017 included a tax benefit of $241,000 related to our stock based compensation program. Excluding this benefit, the effective tax rate would have been 30.5%. The Net profit for the third quarter of 2017 was $3,933,000, an increase of 6.7% compared to the net profit of $3,687,000 in the third quarter of 2016.

Results of Operations – First Three Quarters of 2017 vs. First Three Quarters of 2016

Net Interest Income - A comparison of the income statements for the nine months ended September 30, 2017 and 2016 shows an increase of $1,641,000, or 5.9%, in Net Interest Income. Interest income on loans increased $1,416,000 or 6.5% as the average loans outstanding increased $39.4 million and the average yield on loans increased from 4.59% to 4.61%. The average loans outstanding increased as demand increased due to improving economic conditions. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $246,000 even though the yield increased from 1.82% to 1.91% because the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $44.3 million. The Company continues to maintain a high level of liquidity, but some of that liquidity is being used by redeploying earning assets from lower yielding investments and deposits in the Federal Reserve Bank into higher yielding loans. The interest expense on deposits decreased $166,000 or 11.2% even though the average deposits increased $16.1 million because the average cost of deposits decreased from 0.17% to 0.15%. The average cost of deposits decreased because maturing time deposits are either resetting at lower rates or customers are moving the funds to non interest bearing demand deposit accounts or low cost non maturity deposits due to the low interest rate environment. The interest expense on borrowed funds decreased $305,000 as the final remaining long term borrowed funds were repaid in 2016.

Provision for Loan Losses - The Provision for Loan Losses increased $1,000,000 compared to the first three quarters of 2016 as a $200,000 credit to provision expense was recorded in the first nine months of 2017, compared to a $1,200,000 credit to provision expense recorded in the first nine months of 2016. We charged off $814,000 of principal while recovering $566,000 of previously charged off loans in the first three quarters of 2017, for a net charge off total of $248,000, or 0.05% of loans, annualized. This is an improvement compared to the net charge offs of $291,000, or 0.06% of loans, annualized, in the first three quarters of 2016. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy, and necessary adjustments to the ALLL are made through the provision for loan losses expense. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Due to the growth in the loan portfolio, and limited potential for future recoveries and improvements in the historical charge off percentages, further negative provisions are not likely to occur.

Other Income – Non interest income decreased $1,483,000, or 10.8% compared to the first three quarters of 2016. Gains on securities transactions decreased $1,932,000 due to large gains in 2016 that were the result of bonds owned at substantial discounts being redeemed early at par. Wealth Management fees increased $483,000 primarily due to the establishment of a receivable for earned but uncollected fees in 2017. Origination fees on mortgage loans sold decreased $154,000 or 37.1% due to lower sales activity as more of the mortgage loans originated in 2017 were retained in the bank’s portfolio.

Other Expenses – Total non-interest expenses decreased $309,000, or 1.1% compared to the first three quarters of 2016. Salaries and Employee Benefits decreased $511,000, or 3.1%. Salaries decreased due to an increase in loan originations, which caused an increase in the amount of salary expense deferred, and a decrease in the incentive compensation accrual. Benefits expense decreased due to lower life and health insurance expenses. Occupancy expense increased $122,000, or 6.1% as maintenance and repairs increased. FDIC insurance assessments decreased $218,000 due to reductions in the FDIC assessment rate. Other insurance decreased $87,000, primarily due to a reclassification adjustment to the life insurance expense for directors in 2016.

As a result of the above activity, the Profit Before Income Taxes in the first three quarters of 2017 was $15,095,000, a decrease of $533,000 compared to the pre-tax profit of $15,628,000 in the first three quarters of 2016. The Company recorded a federal income tax expense of $4,342,000 in the first three quarters of 2017, reflecting an effective tax rate of 28.8%, compared to the tax expense of $4,705,000 in the first three quarters of 2016, which reflected an effective rate of 30.1%. The tax expense in 2017 includes a $241,000 benefit related to our stock based compensation plan. Excluding this benefit, the effective tax rate was 30.4%. The net profit for the first three quarters of 2017 was $10,753,000, a decrease of 1.6% compared to the net profit of $10,923,000 in the first three quarters of 2016. Excluding the effect of the negative loan loss provisions and the securities gains in both periods, the net profit would have increased $1,765,000, or 20.3%.

Cash Flows

Cash flows provided by operating activities decreased $130,000 compared to the first nine months of 2016 primarily because the net income was $170,000 lower in 2017. The cash flow used for investing activities decreased $3.3 million from $15.0 million used in the first three quarters of 2016 to $11.7 million used in the first three quarters of 2017. This was the result of a decrease in the amount of investment securities called prior to maturity and an increase in the investment in loans, mitigated by an increase in investment securities sold and a decrease in the investment securities purchased. The bank is purchasing less callable securities, and the increase in market rates has also decreased the amount of call activity. The decrease in early redemptions of investment securities also caused a decrease in the amount of investments purchased, and the bank also sold securities in the 2017 to fund the increase in loans. The amount of cash used for financing activities was $8.9 million higher in the first nine months of 2017 than it was in the first nine months of 2016 because the amount of cash used to fund deposit withdrawals increased $19.5 million. The amount of cash used to fund repayment of debt decreased $15.0 million as the last of our repurchase agreement debt was paid off in 2016. Also, the amount used to pay dividends was $5.9 million higher as the per share dividend increased from $0.60 in the first three quarters of 2016 to $0.86 in the first three quarters of 2017. In the first three quarters of 2017, the cash used for investing and financing activities exceeded the cash provided by operating activities, and the amount of cash and cash equivalents decreased by $24.3 million during the period. In the first three quarters of 2016, the cash used for investing and financing activities exceeded the cash provided by operating activities, resulting in a decrease of $18.6 million in cash and cash equivalents during the three quarters. We expect cash flows from redemptions of callable investment securities to remain low in the fourth quarter of 2017, and we plan to use the proceeds from maturities and sales of investment securities to fund our expected loan growth. We anticipate that we will maintain our current level of cash and cash equivalents through the end of the year.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of September 30, 2017, the Bank was not utilizing any of its authorized limit of $255 million with the Federal Home Loan Bank of Indianapolis, or its $20 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, or its $25 million federal funds line with a correspondent bank. The Company periodically draws on its overdraft and fed funds lines to ensure that funding will be available if needed.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first nine months of 2017 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $136.0 million at September 30, 2017 and $141.1 million at December 31, 2016. Retained earnings decreased $8.3 million as the year to date profit was exceeded by the payment of cash dividends on the common stock, and the Accumulated Other Comprehensive Loss (AOCL) decreased due to an increase in the value of our securities that are classified as Available For Sale. Total equity decreased $5.1 million while total assets decreased $9.9 million, so the ratio of equity to assets decreased from 10.4% at December 31, 2016 to 10.09% at September 30, 2017.

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

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of September 30, 2017:
Total Capital to Risk-Weighted Assets
Consolidated	$145,340	16.98%	$85,620	10.0%
Monroe Bank & Trust	143,846	16.80%	85,615	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	136,965	16.00%	68,496	8.0%
Monroe Bank & Trust	135,471	15.82%	68,492	8.0%
Common Equity Tier 1 Capital to
Risk-Weighted Assets
Consolidated	136,965	16.00%	55,653	6.5%
Monroe Bank & Trust	135,471	15.82%	55,650	6.5%
Tier 1 Capital to Average Assets
Consolidated	136,965	10.22%	66,978	5.0%
Monroe Bank & Trust	135,471	10.12%	66,965	5.0%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total Capital to Risk-Weighted Assets
Consolidated	$153,957	18.35%	$83,923	10.0%
Monroe Bank & Trust	151,936	18.12%	83,831	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	145,144	17.30%	67,138	8.0%
Monroe Bank & Trust	143,123	17.07%	67,064	8.0%
Common Equity Tier 1 Capital to
Risk-Weighted Assets
Consolidated	145,144	17.30%	54,550	6.5%
Monroe Bank & Trust	143,123	17.07%	54,490	6.5%
Tier 1 Capital to Average Assets
Consolidated	145,144	10.89%	66,645	5.0%
Monroe Bank & Trust	143,123	10.75%	66,579	5.0%

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

Each quarter, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank and a non executive member of the board of directors, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank’s net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of increases of 100, 200, 300, 400, and 500 basis points and decreases of 100 and 200 basis points in the interest rates. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates.

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first two quarters of 2017, the Bank’s interest rate risk has remained within its policy limits.

The ALCO also monitors interest rate risk by estimating the effect of changes in interest rates on the economic value of the Bank’s equity each quarter. The economic value of the Bank’s equity is first determined by subtracting the fair value of the Bank’s liabilities from the fair value of the Bank’s assets. The Bank estimates the interest rate risk by calculating the effect of market interest rate changes on that economic value of its equity. For this analysis, the Bank assumes immediate parallel shifts of plus 100, 200, 300, 400, and 500 basis points and minus 100 and 200 basis points in interest rates. The discount rates used to determine the present values of the loans and deposits, as well as the prepayment rates for the loans, are based on Management’s expectations of the effect of the rate changes on the market for loans and deposits. In addition, each quarter, the Bank conducts additional analyses that utilize other rate scenarios, such as larger shifts in rates and changes in the shape of the yield curve, to assess the Bank’s exposure to interest rate risk in stress scenarios.

The Bank’s interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2016.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2017, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2017, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a stock repurchase program which it publicly announced on January 28, 2016. On that date, the Board of Directors authorized the repurchase of 2 million of the Company’s common shares, which authorization commenced on February 1, 2016 and will expire on January 31, 2018. The following table summarizes the open-market and privately negotiated stock repurchase activity of the Company during the three months ended September 30, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	-	$-	-	1,807,920
August 1, 2017 - August 31, 2017	-	$-	-	1,807,920
September 1, 2017 - September 30, 2017	-	$-	-	1,807,920
Total	-	$-	-

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

MBT Financial Corp. (Registrant)

November 9, 2017	By /s/ H. Douglas Chaffin
Date	H. Douglas Chaffin
President & Chief Executive Officer

November 9, 2017	By /s/ John L. Skibski
Date	John L. Skibski
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document