Form 10-K
period 2017-12-31
MBT FINANCIAL CORP
filed 2018-03-09
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES ☐   NO ☑

As of June 30, 2017, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $172.1 million based on the closing sale price as reported on the NASDAQ Global Select system.

As of March 9, 2018, there were 22,968,821 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders of MBT Financial Corp. to be held on May 3, 2018 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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

The Bank’s primary market area is Monroe County, Michigan. According to the most recent market data, there are ten deposit taking/lending institutions competing in the Bank’s market. According to the most recent FDIC Deposit Market Share Report, the Bank ranks first in deposit market share our of eight institutions operating in Monroe County with 51.88% of the market. Huntington National Bank is second in the market with a deposit market share of approximately 15.61%, and Fifth Third Bank is third in the market with a deposit market share of aprroximately 23

22%. No other institution operating in the Monroe County market has a deposit market share in excess of 12.11%. JP Morgan Chase Bank, NA and Comerica Bank are first and second in the Wayne County market, respectively, with a combined market share of approximately 77.15%. In 2001, the Bank began expanding into Wayne County, Michigan, and currently ranks fourteenth out of twenty-four institutions operating in Wayne County with a market share of 0.27%. For the combined Monroe and Wayne County market, the Bank ranks seventh of twenty-five institutions with a market share of 2.11%.

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

Recent Regulatory Enforcement Actions

On February 22, 2018, the Bank entered into a stipulation and consent to the issuance of an order to pay civil money penalty (the “Order”) with the FDIC. The Order assessed the Bank a Civil Money Penalty of $46,800 to be paid to the United States Treasury for 39 violations of the Flood Disaster Protection Act of 1973 (the “FDPA”). The violations of the FDPA occurred between February 1, 2014 and April 3, 2017. The Bank agreed to sign the Order and pay the Civil Money Penalty without admitting or denying the violations.

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

Bank Regulation

As a Michigan chartered commercial bank that has not elected membership in the Federal Reserve System, the Bank is regulated and supervised by both the Commissioner of the Michigan DIFS and the FDIC. Summarized below are some of the more important regulatory and supervisory laws and regulations applicable to the Bank.

Business Activities. The activities of state banks are governed by state as well as federal law and regulations. These laws and regulations delineate the nature and extent of the investments and activities in which state institutions may engage.

Loans to One Borrower. Michigan law provides that a Michigan commercial bank may not provide loans or extensions of credit to a person in excess of 15% of the capital and surplus of the bank. The limit, however, may be increased to 25% of capital and surplus if approval of two-thirds of the Bank’s board of directors is granted. At December 31, 2017, the Bank’s regulatory limit on loans to one borrower was $15.097 million or $25.161 million for loans approved by two-thirds of the Board of Directors. If the Michigan DIFS determines that the interests of a group of more than one person, co-partnership, association or corporation are so interrelated that they should be considered as a unit for the purpose of extending credit, the total loans and extensions of credit to that group are combined. At December 31, 2017, the Bank did not have any loans with one borrower that exceeded its regulatory limits.

At December 31, 2017, loans that had high loan to value ratios at origination were quantified by management and represented less than 10% of total outstanding loans as of the balance sheet date. Additionally, management quantified all loans (mortgage, consumer and commercial) that required interest only payments as of the balance sheet date and determined that these types of loans were less than 10% of total loans outstanding at December 31, 2017. Based on these facts, management concluded no concentrations of credit risk existed at December 31, 2017.

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

Capital Requirements. Under FDIC regulations, federally-insured state-chartered banks that are not members of the Federal Reserve (“state non-member banks”), such as the Bank, are required to comply with minimum leverage capital requirements. The minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 4%.Tier 1 capital is principally composed of the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships). As of December 31, 2017, the Tier 1 capital to average total assets ratio for the Bank was 10.33%.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized"), and all institutions are assigned one such category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. At December 31, 2017, the Bank’s regulatory capital classification was “well capitalized.”

For further discussion regarding the Corporation’s regulatory capital requirements, see Note 13 to the 2017 Consolidated Financial Statements. In addition, for a discussion of changes in the regulatory capital requirements which went into effect on January 1, 2015, see the section of this item captioned “Supervision and Regulation – Regulatory Reform – Basel III,” above.

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

Federal Home Loan Bank. The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”), one of the 11 regional Federal Home Loan Banks. The FHLBI provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLBI, is required to acquire and hold shares of capital stock in the FHLBI in an amount equal to at least 0.75% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or between 2% and 4.5% of its advances (borrowings) from the FHLBI, whichever is greater. The Bank was in compliance with this requirement and its investment in FHLBI stock at December 31, 2017 was $4.1 million. The FHLB Banks function as a central reserve bank by providing credit for financial institutions throughout the United States. Advances are generally secured by eligible assets of a member, which include principally mortgage loans and obligations of, or guaranteed by, the U.S. government or its agencies. Advances can be made to the Bank under several different credit programs of the FHLBI. Each credit program has its own interest rate, range of maturities and limitations on the amount of advances permitted based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

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

Restrictions on Dividends. The Corporation relies on dividends from the Bank to pay dividends to shareholders. The Michigan Banking Code of 1999 provides that dividends may be paid out of a Michigan commercial bank’s net income after deducting all bad debts. A Michigan commercial bank may only pay dividends on its common stock if the bank has a surplus amounting to not less than 20% of its capital after the payment of the dividend. If a bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of the net income of the preceding six months (in the case of quarterly or semi-annual dividends) or at least 10% of net income of the preceding two consecutive six month periods (in the case of annual dividends) has been transferred to surplus. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the Federal Deposit Insurance Corporation.

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

Employees

MBT Financial Corp. has no employees other than its three officers, each of whom is also an employee and officer of Monroe Bank & Trust and who serve in their capacity as officers of MBT Financial Corp. without compensation. As of December 31, 2017, Monroe Bank & Trust had 283 full-time employees and 16 part-time employees. Monroe Bank & Trust provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services, and a 401(k) plan.

Executive Officers of the Registrant

NAME	AGE	POSITION
H. Douglas Chaffin	62	President & Chief Executive Officer
Scott E. McKelvey	58	Executive Vice President, Wayne County President & Strategic Support Director, Monroe Bank & Trust Secretary, MBT Financial Corp.
Audrey Mistor	60	Executive Vice President, Wealth Management Group & MBTeam Mentorship Director, Monroe Bank and Trust
Thomas G. Myers	61	Executive Vice President, Chief Lending Manager & MBTeam/CARE Sales Director, Monroe Bank & Trust
John L. Skibski	53	Executive Vice President - Chief Financial Officer & Risk Management Director, Monroe Bank & Trust; Treasurer, MBT Financial Corp.

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

H. Douglas Chaffin was President & Chief Executive Officer of the Bank and the Company in each of the last five years. Scott E. McKelvey was Executive Vice President, Senior Wealth Management Officer in 2013, became Executive Vice President, Regional President Wayne County in 2013-2015, and was Executive Vice President, Wayne County President & Strategic Support Director in 2016 and 2017. McKelvey was Secretary of the Company in each of the last five years. Audrey Mistor was Senior Vice President, Community President in 2013, was Executive Vice President, Wealth Management Group Manager in 2013-2015, and was Executive Vice President, Wealth Management Group and MBTeam Mentorship Director in 2016 and 2017. Thomas G. Myers was Executive Vice President & Chief Lending Manager in 2013-2015 and was Executive Vice President, Chief Lending Manager & MBTeam/CARE Sales Director in 2016 and 2017. John L. Skibski was Executive Vice President & Chief Financial Officer in 2013-2015 and was Executive Vice President – Chief Financial Officer and Risk Management Director in 2016 and 2017. Skibski was Treasurer of the Company in each of the last five years.

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

Southeast Michigan and the United States as a whole went through a prolonged downward economic cycle that began in 2007. Significant weakness in market conditions adversely impacted all aspects of the economy including our business. In particular, dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, negatively impacted the credit performance of construction loans, which resulted in significant write-downs of assets by many financial institutions. Business activity across a wide range of industries and regions was greatly reduced, and local governments and many businesses experienced serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. In addition, unemployment had been high throughout this period. The business environment was adverse for many households and businesses in the Southeast Michigan market, United States, and worldwide.

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

We attempt to maintain an appropriate allowance for loan losses to provide for potential inherent losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors including, among others, the ongoing review and grading of the loan portfolio, consideration of our past loan loss experience as well as that of the banking industry, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual credits, and other qualitative and quantitative factors which could affect probable credit losses. We determine the amount of the allowance for loan losses by considering these factors and by using estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on our historical loss experience with additional qualitative factors for various issues, and allocation of specific reserves for special situations that are unique to the measurement period with consideration of current economic trends and conditions, all of which are susceptible to significant change. As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. Although we believe the level of the allowance for loan losses is appropriate as recorded in the consolidated financial statements, because current economic conditions are uncertain and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. Management is of the opinion that the Allowance for Loan Losses of $7,666,000 as of December 31, 2017 was adequate.

Our loan portfolio is collateralized predominantly by real estate.

A substantial portion of the Bank’s loan portfolio is sensitive to real estate values. The declines in the market value of real estate that occurred during the most recent national and regional decline during the 2008 – 2010 timeframe resulted in significant increases in delinquencies and losses on certain segments of our portfolio. While the real estate market has stabilized and is no longer experiencing the rapid decreases in value and increases in inventory of foreclosed properties that occurred during 2008 – 2010 timeframe, there remain substantial risks associated with real estate collateral values, particularly in the Bank’s primary market in Southeast Michigan. As of December 31, 2017, more than 75% of the Bank’s loan portfolio was secured by real estate.

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

In response to market conditions and other economic factors, the Bank may utilize alternative sale strategies other than orderly dispositions as part of its OREO disposition strategy, such as immediate liquidation sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from estimates used to determine the fair value of the Bank’s OREO properties. As of December 31, 2017, the Bank’s OREO portfolio was valued at $1.4 million.

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

The FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm non-residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital and increased by 50% or more during the prior 36 months. The joint guidance requires heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing. As of December 31, 2017, the Bank did not meet the level of concentration in commercial real estate lending activity that would indicate a need under the regulatory guidance for increased risk assessment.

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

We may not be able to acquire other financial institutions or successfully integrate acquired institutions.

Our growth strategy includes acquiring other financial institutions. The market for acquisitions is highly competitive and we may not be able to find satisfactory acquisition targets that fit our strategy or obtain necessary regulator or shareholder approvals. Additionally, any future acquisitions may not produce the revenue, earnings, or operational synergies that we anticipated.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

MBT Financial Corp. does not conduct any business other than its ownership of Monroe Bank & Trust’s stock. MBT Financial Corp. operates its business from Monroe Bank & Trust’s headquarters facility. Monroe Bank & Trust operates its business from its main office complex located at 102 E. Front Street, Monroe, Michigan, its 20 full service branches in the counties of Monroe and Wayne, Michigan. The Bank owns its main office complex and 19 of its branches, and one of the Bank’s branches is leased.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters, and Issuer Purchases of Equity Securities

Common stock consists of 22,907,844 shares with a book value of $5.79. The common stock is traded on the NASDAQ Stock Market under the symbol MBTF. Below is a schedule of the high and low trading price for the past two years by quarter, as reported in the consolidated transaction reporting system. These prices represent those known to Management, but do not necessarily represent all transactions that occurred.

	2017		2016
	High	Low	High	Low
1st quarter	$12.00	$10.35	$8.48	$6.61
2nd quarter	$12.10	$9.60	$9.08	$6.96
3rd quarter	$11.30	$9.25	$9.47	$7.76
4th quarter	$11.10	$9.43	$12.25	$8.20

The closing price for the Corporation’s common stock on March 2, 2018, as reported in the consolidated transaction reporting system was $10.25.

Dividends declared during the past two years on a quarterly basis were as follows:

	2017	2016
1st quarter	$0.75	$0.53
2nd quarter	$0.05	$0.03
3rd quarter	$0.06	$0.04
4th quarter	$0.06	$0.04

As of March 2, 2018, the number of holders of record of the Corporation’s common shares was 1,024.

The payment of future cash dividends is at the discretion of the Board of Directors and is subject to a number of factors, including applicable regulatory restrictions, results of operations, general business conditions, growth, financial condition, and other factors deemed relevant. On January 25, 2018 the Corporation’s Board of Directors approved payment of a $0.06 per share quarterly dividend and a $0.60 per share special dividend. The Corporation intends to continue to pay quarterly dividends. For more information on applicable regulatory restrictions on the payment of dividends, see the section of Item 1 of this 10-K captioned "Supervision and Regulation."

There were no repurchases of common stock during the three months ended Dcember 31, 2017.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
MBT Financial Corp.	100.00	179.75	210.55	288.19	518.69	525.14
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL U.S. Bank NASDAQ Index	100.00	143.73	148.86	160.70	222.81	234.58
Peer Group	100.00	118.78	109.96	139.77	203.11	222.54

Peer Group consists of Chemical Financial Corporation (CHFC), Fentura Financial, Inc. (FETM), Flagstar Bancorp, Inc. (FBC), Macatawa Bank Corporation (MCBC) ,Mercantile Bank Corporation (MBWM)

Item 6. Selected Financial Data

The selected financial data for the five years ended December 31, 2017 are derived from the audited Consolidated Financial Statements of the Corporation. The financial data set forth below contains only a portion of our financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Selected Consolidated Financial Data

Dollar amounts are in thousands, except per share data	2017	2016	2015	2014	2013
Consolidated Statements of Income
Interest Income	$41,800	$39,859	$40,041	$38,539	$39,238
Interest Expense	1,737	2,236	3,066	3,838	6,037
Net Interest Income	40,063	37,623	36,975	34,701	33,201
Provision for Loan Losses	(700)	(2,200)	(3,000)	(500)	2,200
Net Interest Income after
Provision for Loan Losses	40,763	39,823	39,975	35,201	31,001
Other Income	15,882	17,513	15,327	13,353	15,931
Other Expenses	36,135	36,598	38,200	38,667	39,508
Income before provision for (benefit from) Income Taxes	20,510	20,738	17,102	9,887	7,424
Provision for (benefit from)
Income Taxes	9,901	6,237	5,020	2,572	(18,113)
Net Income	$10,609	$14,501	$12,082	$7,315	$25,537

Per Common Share
Basic Net Income	$0.46	$0.64	$0.53	$0.33	$1.43
Diluted Net Income	0.46	0.63	0.53	0.33	1.41
Cash Dividends Declared	0.92	0.64	-	-	-
Book Value at Year End	5.79	6.20	6.46	5.92	5.37

Average Common Shares Outstanding	22,860,767	22,802,325	22,742,476	22,109,911	17,882,070

Consolidated Balance Sheets (Year End)
Total Assets	$1,347,420	$1,357,283	$1,342,313	$1,278,657	$1,222,682
Total Investments	499,323	551,902	547,789	513,326	440,407
Total Loans	694,979	652,337	617,308	610,332	597,590
Allowance for Loan Losses	7,666	8,458	10,896	13,208	16,209
Deposits	1,198,164	1,199,717	1,165,393	1,111,811	1,069,718
Borrowings	-	-	15,000	15,000	27,000
Total Shareholders' Equity	132,658	141,114	147,341	134,536	110,608

Selected Financial Ratios
Return on Average Assets	0.79%	1.08%	0.93%	0.59%	2.12%
Return on Average Equity	8.04%	10.13%	8.67%	6.00%	28.78%
Net Interest Margin	3.28%	3.07%	3.11%	3.11%	2.98%
Dividend Payout Ratio	200.00%	100.00%	0.00%	0.00%	0.00%
Allowance for Loan Losses to Period End Loans	1.10%	1.30%	1.77%	2.16%	2.71%
Allowance for Loan Losses to Non Performing Loans	57.70%	44.92%	39.55%	36.74%	28.84%
Non Performing Loans to Period End Loans	1.91%	2.88%	4.46%	5.89%	9.39%
Net Charge Offs to Average Loans	0.01%	0.04%	-0.11%	0.42%	0.54%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction – The Company is a bank holding company with one subsidiary, Monroe Bank & Trust (“Bank”). The Bank is a commercial bank that operates 14 branch offices in Monroe County, Michigan and 6 branches in Wayne County, Michigan. The Bank’s primary source of income is interest income on its loans and investments and its primary expense is compensation of its employees. This discussion and analysis should be read in conjunction with the accompanying consolidated statements and footnotes.

Executive Overview – The Bank is operated as a community bank, primarily providing loan, deposit, and wealth management services to the people, businesses, and communities in its market area. In addition to our commitment to our mission of serving the needs of our local communities, we are focused on maintaining our asset quality, and improving our profitability and shareholder value.

The national economic recovery continued in 2017, and due to improvement in the domestic auto industry and increased economic diversity in the region, the economic conditions in southeast Michigan improved significantly. Local and state unemployment rates were low, and real estate values and new construction and real estate development activity continued to increase. Significant objectives this year included maintaining our strong asset quality and actively managing our capital. The stronger economic environment benefited our loan customers, and also provided us with opportunities to upgrade problem assets and generate new loan assets. Our total classified assets, which include non-accrual and internally classified problem loans, other real estate owned, and classified investment securities, decreased $6.9 million, or 41.6% during 2017. Although shareholders’ equity decreased $8.5 million, or 6.0% in 2017, the reduction in classified assets caused the vitally important classified assets to capital ratio to improve from 11.0% at the end of 2016 to 6.6% at the end of 2017. The significant improvement in our asset quality over the past year and the decrease in our historical charge off rates allowed us to decrease our Allowance for Loan and Lease Losses (ALLL) from $8.5 million to $7.7 million in 2017. The portfolio of loans held for investment increased $42.6 million during the year, and the ALLL as a percent of loans decreased from 1.30% to 1.10%. Local property values and the unemployment rate have improved over the past four years and the pace of the recovery in our local markets remained strong in 2017. We will continue our efforts on maintaining asset quality in 2018, and we also plan to increase our focus on growing our loan portfolio, improving our net interest margin, increasing revenue, controlling expenses, and managing capital.

Net Interest Income increased $2.4 million in 2017 compared to 2016 even though the average earning assets decreased $5.8 million, or 0.5% as the net interest margin increased from 3.07% to 3.28%. The provision for loan losses increased from a reversal of $2.2 million in 2016 to a reversal of $700,000 in 2017. Decreases in the historical loss rates, improvements in the risk classifications of loans, and a reduction in the amount of specific allocations during 2017 decreased the amount of ALLL required. As a result, we reduced the ALLL by $792,000 by recording a provision reversal of $700,000 and net charge offs of $92,000. Non-interest income decreased $1.6 million or 9.3%, primarily due to a reduction in gains and losses on securities transactions. Excluding securities activity, non-interest income increased $1.1 million or 6.9%. Non-interest expenses decreased $463,000, or 1.3%, mainly due to lower salaries and employee benefits, which decreased due to lower salaries, incentive compensation, and health insurance, and an increase in the amount of salary expense deferred due to an increase in loan origination activity. Federal Income Tax expense increased $3.7 million in 2017 even though the income before the provision for income taxes decreased $228,000, primarily due to the $4.3 million additional provision for income taxes required to revalue the deferred tax assets following the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA) on December 22, 2017. The TCJA reduced the Corporation’s federal tax rate from 34% to 21%, effective January 1, 2018. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, which provided guidance on accounting for the tax effects of the TCJA. Based on the guidance, the Corporation remeasured its deferred tax assets and liabilities based on the rate at which they are currently expected to reverse in the future, which is 21%.

.

Critical Accounting Policies - The Bank’s Allowance for Loan Losses is a “critical accounting estimate” because it is an estimate that is based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Corporation’s financial condition. These assumptions include, but are not limited to, collateral values and the effect of economic conditions on the financial condition of the Bank’s borrowers. To determine the Allowance for Loan Losses, the Bank estimates losses on all loans that are not classified as non-accrual or renegotiated by applying historical loss rates, adjusted for environmental factors, to those loans. This portion of the analysis utilizes the loss history for the most recent twenty quarters, adjusted for qualitative factors including recent delinquency rates, real estate values, and economic conditions. In addition, all loans over $250,000 that are nonaccrual and all loans that are renegotiated are individually tested for impairment. Impairment exists when the carrying value of a loan is greater than the realizable value of the collateral pledged to secure the loan or the present value of the cash flow of the loan. Any amount of monetary impairment is included in the Allowance for Loan Losses. Management is of the opinion that the Allowance for Loan Losses of $7,666,000 as of December 31, 2017 was adequate.

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

Recent Accounting Pronouncements – No recent accounting pronouncements are expected to have a significant impact on the Corporation’s financial statements. Accounting Standards Update 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers (Topic 606)” was issued in May 2014. ASU 2014-09 adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 does not apply to financial instruments. ASU 2014-09 is effective for public entities for reporting periods beginning after December 15, 2017 (therefore, for the year ending December 31, 2018 for the Corporation). The Corporation’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Based on Management’s analysis of the effect of the new standard on its recurring revenue streams, Management does not expect an effect on the Corporation’s financial statements upon adoption in the first quarter of 2018.

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

Accounting Standards Update 2018-02 (ASU 2018-02), “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income’ was issued in February 2018. ASU 2018-02 provides guidance on accounting for the effects of the Tax Cuts and Jobs Act, which was enacted in December, 2017. The guidance allows the Corporation to reclassify the tax effects that were stranded in AOCI as a result of the tax rate change from AOCI to Retained Earnings. The guidance is required to be applied on a retrospective basis to all provisions of the ASU for the year ended December 31, 2017, resulting in $1,268,000 being reclassified from AOCI to retained earnings.

Results of Operations

Comparison of 2017 to 2016 – The Company reported a Net Profit of $10.6 million in 2017, compared to the Net Profit of $14.5 million in 2016. The decrease of $3.9 million was almost entirely the result of the increase in the federal income tax expense due to the revaluation of the deferred tax asset following the enactment of the Tax Cuts and Jobs Act of 2017. Pretax income decreased $228,000 as the improvements in net interest income and non-interest expense were exceeded by an increase in the provision for loan losses and a decrease in non-interest income. The increase in the provision for loan losses reflected a smaller reversal than in 2016, and non-interest income decreased due to large gains on securities transactions in 2016. The primary source of earnings for the Bank is its net interest income, which increased $2.4 million, or 6.5% compared to 2016. Net interest income increased even though the average earning assets decreased $5.8 million, or 0.5% as the net interest margin increased 21 basis points, from 3.07% to 3.28%. Short term interest rates began to increase near the end of 2016 and continued to increase through 2017. This increase in rates and the shift of earning assets from investments to loans caused the yield on earning assets to increase 17 basis points in 2017. The repayment of some high cost borrowed funds in 2016 and little upward pressure on deposit rates allowed us to decrease the cost of funds, resulting in a 6 basis point decrease in the cost of interest bearing liabilities. Interest income increased $1,941,000 in 2017 as the yield on earning assets increased from 3.25% to 3.42%, while the amount of average earning assets decreased from $1.227 billion to $1.222 billion. Interest expense decreased $499,000 compared to 2016 as the average amount of interest bearing liabilities decreased $10.4 million and the cost of the interest bearing liabilities decreased from 0.25% in 2016 to 0.19% in 2017. The decrease in the interest expense was due to the reductions in the amount of funds borrowed under repurchase agreements and the amount of customer Certificates of Deposit and the cost of those certificates. As deposit rates remain near historically low levels, customers are continuing to move their maturing higher cost CD funds to more liquid, lower cost transaction accounts.

The Provision for Loan Losses expense increased from a reversal of $2.2 million in 2016 to a reversal of $0.7 million in 2017. Asset quality and historical loan loss ratios continued to improve in 2017, but the growth in the loan portfolio limited the amount of the Allowance for Loan Losses that could be recovered through the provision expense. The Allowance as a percent of loans decreased from 1.30% as of December 31, 2016 to 1.10% as of December 31, 2017 as the Allowance decreased by 9.4% and the loan portfolio increased by 6.5%.

Other Income decreased 9.1% from $17.5 million in 2016 to $15.9 million in 2017. Wealth Management income increased $564,000, or 12.7%. The increase consisted of $389,000 due to changing from cash to accrual basis recognition of fees, and $175,000 due to an increase in the amount of assets under management. Assets under management increased due to new business and market gains. Gains and losses on securities transactions decreased $2.7 million, from a gain of $2.2 million in 2016 to a loss of $0.5 million in 2017. The gains in 2016 were primarily due to bonds owned at discounts being called at par, while the losses in 2017 were mainly due to some portfolio restructuring activity near the end of the year. This restructuring activity resulted in losses in 2017, but Management expects it will result in an increase in portfolio yield in the future, while improving our interest rate risk management. Origination fees on mortgage loans sold decreased $211,000, or 39.1% as the Bank retained more of the fixed rate mortgage loans it originated in 2017. Income from Bank Owned Life Insurance policies increased $553,000 due to an increase in the investment in BOLI polices, and because a claim on an insured former director resulted in a gain of $481,000.

Other expenses decreased $463,000, or 1.3% in 2017 compared to 2016. Salaries and benefits expense decreased $1,043,000, or 4.6%. The Bank’s incentive compensation plan is based on operating income performance compared to budget. The operating income exceeded the budget by a smaller amount in 2017, and the total incentive compensation accrual decreased $522,000. Loan origination activity increased in 2017, and the amount of salary expense that was deferred and will be recognized over the life of the loans originated increased, causing a decrease of $101,000 in the expense compared to 2016. Also, health insurance expense decreased $141,000 in 2017 due to changes in the insurance options offered to employees. Marketing expense increased $178,000, or 15.6% due to increased efforts to grow loan and wealth management business and the commencement of a branding initiative. Professional fees increased $201,000, or 9.4% mainly due to increased consulting and legal fees related to strategic growth opportunities. FDIC insurance assessments decreased $139,000, or 24.5% as our assessment rate decreased near the end of 2016.

The Company’s net income for 2017, before provision for income taxes, was $20.5 million, a decrease of $0.2 million compared to the pretax income of $20.7 million in 2016. In 2017 we recorded a federal income tax expense of $9.9 million, reflecting an effective tax rate of 48.3%. The tax expense in 2017 included $4.3 million due to the remeasurement of our deferred tax asset due to the reduction in the statutory rate from 34% to 21%. Excluding this $4.3 million expense, our effective tax rate was 27.4%. In 2016 we recorded a tax expense of $6.2 million, reflecting an effective tax rate of 30.1%. The lower effective tax rate (exclusive of the deferred tax adjustment) in 2017 was due to the increase in the portion of pretax income that was from nontaxable sources, primarily consisting of municipal investments and Bank Owned Life Insurance. The net income in 2017 was $10.6 million, a decrease of $3.9 million compared to the net income of $14.5 million in 2016.

Comparison of 2016 to 2015 – The Company reported a Net Profit of $14.5 million in 2016, compared to the Net Profit of $12.1 million in 2015. The increase of $2.4 million was the result of improvements in net interest income, non-interest income, and non-interest expense. These improvements were slightly offset by an increase in the provision for loan losses, which reflected a smaller reversal than in 2015, and the Income Before Provision for Taxes increased $3.6 million, or 21.3%. The primary source of earnings for the Bank is its net interest income, which increased $648,000, or 1.8% compared to 2015. Net interest income increased even though the net interest margin decreased from 3.11% to 3.07% as the average earning assets increased $37.1 million, or 3.1%. Interest rates remained near historically low levels throughout 2016, which caused the yield on earning assets to decrease 11 basis points in 2016. The low rates caused a decrease in the cost of funds, as maturing high cost borrowed funds and certificates of deposit funds were replaced with lower cost non-maturity deposits such as savings, demand, and money market deposit accounts. This resulted in a 9 basis point decrease in the cost of interest bearing liabilities. Interest income decreased $182,000 during 2016 as the yield on earning assets decreased from 3.36% to 3.25%, while the amount of average earning assets increased from $1.190 billion to $1.227 billion. Interest expense decreased $830,000 compared to 2015 even though the average amount of interest bearing liabilities increased $3.5 million because the cost of the interest bearing liabilities decreased from 0.34% in 2015 to 0.25% in 2016. The decrease in the interest expense was due to the reductions in the amount of funds borrowed under repurchase agreements and the amount of customer Certificates of Deposit and the cost of those certificates. During the prolonged low interest rate environment, customers have been moving maturing CD funds to lower cost transaction accounts.

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

Interest Rates and Selected Ratios - Earnings for the Bank are usually highly reflective of the Net Interest Income. The Federal Open Market Committee (FOMC) of the Federal Reserve maintained the fed funds rate target in the range of 0-0.25% from 2008 until increasing it slightly, to 0.25-0.50% in December, 2015, and then again to 0.50-0.75% in December, 2016. During 2017, the FOMC increased the target three more times, to its current level of 1.25%-1.50%. From the end of 2008 through October 2014, the Federal Reserve greatly expanded its holdings of long term securities through open market purchases with the goal of putting downward pressure on longer term interest rates, thus supporting economic activity and job creation. Although the Fed concluded its Quantitative Easing purchases in 2014, global economic uncertainty increased demand for US Treasury securities, and longer term rates began to drop, flattening the yield curve throughout 2015 and into 2016. Increased optimism about the economy and corporate earnings resulted in higher longer term rates and a steepening of the yield curve late in 2016. Employment continued to improve, but persistently low inflation allowed longer term interest rates to remain low, and the increases in short term rates caused additional curve flattening in 2017. Loan and investment yields follow long term market yields, and the yield on our loans decreased from 4.67% in 2015 to 4.59% in 2016, before increasing slightly to 4.62% in 2017. The yields on our investment securities decreased from 1.94% in 2015 to 1.80% in 2016, but improved to 1.93% in 2017 due to an increase in the portfolio duration caused by redeploying shorter duration investments into loans. As a result of the low interest rate environment and increasing loan demand, we had been maintaining our investment portfolio in shorter duration securities and cash reserves. This liquidity helped us fund loan growth, but it contributed to our low investment portfolio yield in 2016. Funding costs are more closely tied to the short term rates, and the average cost of our deposits decreased from 0.21% in 2015 to 0.16% in 2016 and 0.15% in 2017. The cost of borrowed funds was 4.71% in 2015 and 4.73% in 2016. The Company did not have any long term debt in 2017. As a result of the slowly changing interest rate environment, the change in the mix of earning assets, and the minimal changes in the cost of funds, our net interest margin decreased from 3.11% in 2015 to 3.07% in 2016 before increasing to 3.28% in 2017. The average cost of interest bearing deposits was 0.19%, 0.21%, and 0.26%, for 2017, 2016, and 2015, respectively. The following table shows selected financial ratios for the same three years.

	2017	2016	2015
Return on Average Assets	0.79%	1.08%	0.93%
Return on Average Equity	8.04%	10.13%	8.67%
Dividend Payout Ratio	200.00%	100.00%	0.00%
Average Equity to Average Assets	9.85%	10.69%	10.70%

Balance Sheet Activity – Compared to 2016, the total assets of the Company decreased $9.9 million, or 0.7%. Deposit funding decreased by $1.6 million, but capital decreased $8.5 million. Loan demand continued to improve in 2017, and total loans held for investment increased $42.6 million, or 6.5%. We expect the loan portfolio to continue to increase during 2018. Loans grew and deposits and capital decreased, so the loan growth was funded by decreases in cash and investment securities. The investment portfolio primarily consists of mortgage backed securities issued by GNMA, and debt securities issued by U.S. government agencies and states and political subdivisions. We plan to grow our loan portfolio more than our deposit funding in 2018, so we are maintaining liquidity by holding cash and cash equivalents and investment securities. Capital decreased $8.5 million, almost entirely because the dividends paid exceeded earnings.

Asset Quality - The Company uses an internal loan classification system as a means of tracking and reporting problem and potential problem credit assets. Loans that are rated 10 to 45 are considered “pass” or high quality credits, loans rated 50 to 55 are “watch” credits, and loans rated 60 and higher are “problem assets”, which includes nonperforming loans. Classified assets include all problem loans, Other Real Estate Owned (OREO), and sub investment grade securities. Asset quality began to deteriorate along with economic conditions in 2007. Improving asset quality has been our primary focus since then, and the amount of classified assets decreased $6.9 million, or 41.6%, from $16.6 million to $9.7 million during 2017. The reduction in classified assets was accomplished through a reduction of $222,000 in OREO, and a $6.7 million reduction in classified loans that was the result of payments and loan rating upgrades. The reduction in classified assets improved the classified assets to capital ratio from 11.0% as of December 31, 2016 to 6.6% as of December 31, 2017. We will continue to emphasize asset quality management in 2018, but we expect the rate of improvement to decrease.

The Company monitors the Allowance for Loan and Lease Losses (ALLL) and the values of the OREO each quarter, making adjustments when necessary. We believe that the ALLL adequately provides for the losses in the portfolio and that the reported OREO value is accurate as of December 31, 2017. Loans that were past due decreased from $5.7 million, or 0.88% of loans, as of December 31, 2016 to $4.2 million, or 0.60% of loans as of December 31, 2017. Delinquency is one of the indications of potential problems with a loan, and this decrease in delinquencies may be an indication that the classified asset level will continue to improve in 2018. We expect the recovery of the national and local economic environment to continue in 2018. This may result in continued improvement in asset quality, but we expect a small provision for loan losses will be required to maintain an adequate ALLL due to expected loan growth in 2018.

Cash Flow – Cash flows provided by operating activities increased $2.0 million compared to 2016, even though net income decreased $3.9 million. The decrease in net income was mainly due to the non-cash adjustment of the value of the deferred tax assets, and the decrease in securities gains, which are included in cash flows from investing activities. The amount of cash provided by investing activities increased $50.7 million, from $46.7 million used in 2016 to $4.0 million provided in 2017. The amount of cash received from maturities, redemptions, and sales of investment securities and time deposits in other banks decreased $114.7 million as the increase in market interest rates caused a decrease in the amount of bonds called prior to maturity. However, the amount of cash used to purchase investment securities decreased $178.4 million, from $375.3 million in 2016 to $196.9 million in 2017 as we moved cash from low yielding investment securities into loans. The amount of cash used to increase loans increased $8.2 million, from $35.3 million in 2016 to $43.5 million in 2017. Cash flows used for financing activity increased $25.7 million in 2017 as deposits decreased $1.6 million in 2017 after increasing $34.3 million in 2016, debt repayment decreased $15.0 million, dividends paid increased $6.4 million, and stock repurchase activity decreased $1.4 million. As a result of the above activity, total cash and cash equivalents increased $238,000 in 2017. Management believes that the Bank has adequate cash to fund its anticipated loan growth in 2018.

Liquidity and Capital - The Corporation has maintained sufficient liquidity to allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, a Federal funds line that has been established with a correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of December 31, 2017, the Bank utilized none of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and none of its $25 million federal funds line with its correspondent bank.

Total stockholders’ equity of the Corporation was $132.7 million at December 31, 2017 and $141.1 million at December 31, 2016. The stockholders’ equity decreased $8.4 million during the year and the ratio of equity to assets decreased from 10.40% as of December 31, 2016 to 9.85% as of December 31, 2017. Federal bank regulatory agencies issued new capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, Common Equity Tier One Capital, and Leverage Capital. These regulatory standards became effective January 1, 2015 and require banks to maintain a Tier 1 Leverage ratio of at least 4%, a Common Equity Tier One ratio of at least 4.5%, a Tier One Risk Based Capital ratio of at least 6%, and a Total Risk Based Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be “well capitalized” if its Tier 1 Leverage ratio is at least 5%, its Common Equity Tier One ratio is at least 6.5%, its Tier One Risk Based Capital ratio is at least 8%, and its Total Risk Based Capital ratio is at least 10%, and the Bank is not subject to any written agreements or order issued by the FDIC pursuant to Section 8 of the Federal Deposit Insurance Act.

The following table summarizes the capital ratios of the Corporation:

	December 31, 2017	December 31, 2016	Minimum to be Well Capitalized
Tier 1 Leverage Ratio	10.44%	10.89%	5%
Common Equity Tier 1 Capital	16.45%	17.30%	6.5%
Tier 1 Risk based Capital	16.45%	17.30%	8%
Total Risk Based Capital	17.39%	18.35%	10%

At December 31, 2016 and 2017, the Bank exceeded the capital ratio requirements and was considered “Well Capitalized”. The new capital rule includes a transition schedule to phase in a capital conservation buffer that adds 1.875% to each of the above minimum ratios for 2018. We expect the Bank to continue to meet the requirements to be considered “Well Capitalized” in 2018.

The Bank’s Tier 1 Leverage Capital ratio decreased from 10.75% at December 31, 2016 to 10.33% at December 31, 2017. The Bank’s Total Risk Based Capital ratio decreased from 18.12% at December 31, 2016 to 17.21% at December 31, 2017.

The following table shows the investment portfolio for the last three years (000s omitted).

	Held to Maturity
	December 31, 2017		December 31, 2016		December 31, 2015
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
Securities issued by states and political subdivisions in the U.S.	$36,663	$37,007	$40,241	$40,654	$40,782	$41,937

Corporate Debt Securities	500	479	500	502	500	500

Total	$37,163	$37,486	$40,741	$41,156	$41,282	$42,437

Pledged securities	$-	$-	$-	$-	$-	$-

	Available for Sale
	December 31, 2017		December 31, 2016		December 31, 2015
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agency and corporation obligations (excluding mortgage-backed securities)	$140,090	$135,880	$282,130	$275,000	$370,469	$369,061

Mortgage Backed Securities issued by U.S. Government Agencies	248,649	244,777	148,764	146,209	104,472	103,252

Securities issued by states and political subdivisions in the U.S.	37,308	36,983	30,909	30,609	17,212	17,469

Corporate Debt Securities	22,662	23,083	34,363	34,160	5,000	4,950

Other domestic securities (debt and equity)	2,044	2,093	2,044	2,089	2,044	2,127

Total	$450,753	$442,816	$498,210	$488,067	$499,197	$496,859

Pledged securities	$106,478	$103,850	$97,106	$96,032	$119,323	$118,823

The following table shows average daily balances, interest income or expense amounts, and the resulting average rates for interest earning assets and interest bearing liabilities for the last three years. Also shown are the net interest income, total interest rate spread, and the net interest margin for the same periods.

	Years Ended December 31,
	2017			2016			2015
	Average	Interest		Average	Interest		Average	Interest
	Daily	Earned	Average	Daily	Earned	Average	Daily	Earned	Average
(Dollars in Thousands)	Balance	or Paid	Yield	Balance	or Paid	Yield	Balance	or Paid	Yield
Investments
Interest Bearing Balances Due From Banks	$39,432	$494	1.25%	$82,813	$562	0.68%	$37,261	$105	0.28%
Obligations of US Government Agencies	401,066	7,191	1.79%	406,739	7,368	1.81%	465,823	9,046	1.94%
Obligations of States & Political Subdivisions[1]	70,601	1,544	2.19%	62,978	1,491	2.37%	53,841	1,370	2.54%
Other Securities	33,024	1,271	3.85%	36,795	1,173	3.19%	12,463	508	4.08%
Total Investments	544,123	10,500	1.93%	589,325	10,594	1.80%	569,388	11,029	1.94%

Loans
Commercial	495,025	22,689	4.58%	451,930	20,762	4.59%	429,436	20,493	4.77%
Mortgage	147,003	6,844	4.66%	146,689	6,585	4.49%	151,989	6,658	4.38%
Consumer	35,409	1,767	4.99%	39,385	1,918	4.87%	39,386	1,861	4.73%
Total Loans[2]	677,437	31,300	4.62%	638,004	29,265	4.59%	620,811	29,012	4.67%

Total Interest Earning Assets	1,221,560	41,800	3.42%	1,227,329	39,859	3.25%	1,190,199	40,041	3.36%

Cash & Non Interest Bearing Due From Banks	15,447			18,515			13,886
Interest Receivable and Other Assets	101,188			92,611			97,658
Total Assets	$1,338,195			$1,338,455			$1,301,743

Savings Accounts	$230,928	$49	0.02%	$215,864	$47	0.02%	$191,723	$86	0.04%
Interest Bearing DDA & NOW Accounts	271,908	389	0.14%	270,469	326	0.12%	258,913	318	0.12%
Money Market Deposits	254,884	395	0.15%	253,192	324	0.13%	251,165	347	0.14%
Certificates of Deposit	142,230	898	0.63%	164,774	1,231	0.75%	190,551	1,608	0.84%
Fed Funds Purch & Other Borrowings	464	6	1.29%	3	-	0.00%	14	-	0.00%
Repurchase Agreements	0	0	n/a	6,516	308	4.73%	15,000	707	4.71%
FHLB Advances	0	0	n/a	0	0	n/a	0	0	n/a
Total Interest Bearing Liabilities	900,414	1,737	0.19%	910,818	2,236	0.25%	907,366	3,066	0.34%

Non-interest Bearing Deposits	290,386			270,810			238,425
Other Liabilities	15,523			13,719			16,618
Total Liabilities	1,206,323			1,195,347			1,162,409

Stockholders' Equity	131,872			143,108			139,334

Total Liabilities & Stockholders' Equity	$1,338,195			$1,338,455			$1,301,743

Net Interest Income		$40,063			$37,623			$36,975

Interest Rate Spread			3.23%			3.00%			3.02%

Net Interest Income as a percent of average earning assets			3.28%			3.07%			3.11%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities for the period indicated:

	Years Ended December 31,
	2017 versus 2016			2016 versus 2015			2015 versus 2014
	Changes due to			Changes due to			Changes due to
	increased (decreased)			increased (decreased)			increased (decreased)
(Dollars in Thousands)	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net
Interest Income
Investments
Interest Bearing Balances Due From Banks	$226	$(294)	$(68)	$328	$129	$457	$10	$(7)	$3
Obligations of US Government Agencies	(74)	(103)	(177)	(531)	(1,147)	(1,678)	(13)	1,227	1,214
Obligations of States & Political Subdivisions	(127)	180	53	(111)	232	121	(186)	122	(64)
Other Securities	218	(120)	98	(325)	990	665	123	(335)	(212)
Total Investments	243	(337)	(94)	(639)	204	(435)	(66)	1,007	941

Loans
Commercial	(55)	1,982	1,927	(805)	1,074	269	68	243	311
Mortgage	245	14	259	159	(232)	(73)	(200)	(200)	(400)
Consumer	43	(194)	(151)	57	0	57	(642)	1,292	650
Total Loans	233	1,802	2,035	(589)	842	253	(774)	1,335	561

Total Interest Income	476	1,465	1,941	(1,228)	1,046	(182)	(840)	2,342	1,502

Interest Expense
Savings Accounts	(1)	3	2	(50)	11	(39)	(12)	8	(4)
Interest Bearing DDA and NOW Accounts	61	2	63	(6)	14	8	13	29	42
Money Market Deposits	69	2	71	(26)	3	(23)	(10)	31	21
Certificates of Deposit	(164)	(169)	(333)	(159)	(218)	(377)	(459)	(350)	(809)
Fed Funds Purch & Other Borrrowings	3	3	6	0	0	-	0	0	-
Repurchase agreements	0	(308)	(308)	0	(399)	(399)	0	-	-
FHLB Advances	0	0	0	0	0	0	0	(22)	(22)
Total Interest Expense	(32)	(467)	(499)	(241)	(589)	(830)	(468)	(304)	(772)

Net Interest Income	$508	$1,932	$2,440	$(987)	$1,635	$648	$(372)	$2,646	$2,274

For a variety of reasons, including volatile economic conditions, fluctuating interest rates, and large amounts of local municipal deposits, we have attempted, for the last several years, to maintain a liquid investment position. The percentage of securities held as Available for Sale was 92.3% as of December 31, 2016 and December 31, 2017. The percentage of securities that mature within five years was 21.0% as of December 31, 2017 and 36.0% as of December 31, 2016. The following table presents the scheduled maturities for each of the investment categories, and the average yield on the amounts maturing. The yields presented for the Obligations of States and Political Subdivisions are not tax equivalent yields. The interest income on a portion of these securities is exempt from federal income tax. The Corporation’s statutory federal income tax rate was thirty-four percent in 2017.

	Maturing
			After 1		After 5
	Within 1 year		through 5 years		through 10 years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in Thousands)
Obligations of US Government Agencies	$-	0.00%	$41,717	1.77%	$88,857	1.94%	$5,306	1.28%	$135,880	1.86%
Mortgage Backed Securities issued by US Gov't Agencies	-	0.00%	-	0.00%	23,830	2.41%	220,947	2.17%	244,777	2.19%
Obligations of States & Political Subdivisions	13,445	1.46%	35,154	2.24%	13,312	2.77%	11,735	2.49%	73,646	2.23%
Corporate Debt Securities	-	0.00%	10,245	3.41%	13,338	5.16%	-	0.00%	23,583	4.40%
Other Securities	-	0.00%	-	0.00%	-	0.00%	2,093	0.00%	2,093	0.00%
Total	$13,445	1.46%	$87,116	2.15%	$139,337	2.41%	$240,081	2.14%	$479,979	2.20%

Our loan policies also reflect our awareness of the need for liquidity. We have short average terms for most of our loan portfolios, in particular real estate mortgages, the majority of which are normally written for five years or less. The following table shows the maturities or repricing opportunities (whichever is earlier) for the Bank’s interest earning assets and interest bearing liabilities at December 31, 2017. The repricing assumptions shown are consistent with those established by the Bank’s Asset and Liability Management Committee (ALCO). Savings accounts and interest bearing demand deposit accounts are non-maturing, variable rate deposits, which may reprice as often as daily, but are not included in the zero to six month category because in actual practice, these deposits are only repriced if there is a large change in market interest rates. The effect of including these accounts in the zero to six-month category is depicted in a subsequent table. Money Market deposits are also non-maturing, variable rate deposits; however, these accounts are included in the zero to six-month category because they may get repriced following smaller changes in market rates.

	Assets/Liabilities at December 31, 2017, Maturing or Repricing in:
	0 - 6	6 - 12	1 - 2	2 - 5	Over 5	Total
(Dollars in Thousands)	Months	Months	Years	Years	Years	Amount
Interest Earning Assets
US Treas Secs & Obligations of US Gov't Agencies	$52,832	$30,244	$41,144	$116,207	$140,230	$380,657
Obligations of States & Political Subdivisions	20,031	7,870	7,986	17,623	20,136	73,646
Other Securities	2,093	-	500	23,083	-	25,676
Commercial Loans	111,545	43,538	72,379	251,880	30,142	509,484
Mortgage Loans	29,089	19,647	11,761	25,180	35,539	121,216
Consumer Loans	33,662	2,715	3,869	6,950	11,669	58,865
Interest Bearing DFB	38,377	1,400	2,250	7,446	500	49,973
Total Interest Earning Assets	$287,629	$105,414	$139,889	$448,369	$238,216	$1,219,517

Interest Bearing Liabilities
Savings Deposits	$495,698	$-	$-	$-	$-	$495,698
Other Time Deposits	42,921	25,658	29,472	37,796	-	135,847
Total Interest Bearing Liabilities	$538,619	$25,658	$29,472	$37,796	$-	$631,545

Gap	$(250,990)	$79,756	$110,417	$410,573	$238,216	$587,972
Cumulative Gap	$(250,990)	$(171,234)	$(60,817)	$349,756	$587,972	$587,972

Sensitivity Ratio	0.53	4.11	4.75	11.86	n/a	1.93
Cumulative Sensitivity Ratio	0.53	0.70	0.90	1.55	1.93	1.93

If savings and interest bearing demand deposit accounts were included in the zero to six months category, the Bank’s gap would be as shown in the following table:

	Assets/Liabilities at December 31, 2017, Maturing or Repricing in:
	0-6	6-12	1-2	2-5	Over 5
	Months	Months	Years	Years	Years	Total
Total Interest Earning Assets	$287,629	$105,414	$139,889	$448,369	$238,216	$1,219,517
Total Interest Bearing Liabilities	$897,624	$25,658	$29,472	$37,796	$-	$990,550

Gap	$(609,995)	$79,756	$110,417	$410,573	$238,216	$228,967
Cumulative Gap	$(609,995)	$(530,239)	$(419,822)	$(9,249)	$228,967	$228,967

Sensitivity Ratio	0.32	4.11	4.75	11.86	n/a	1.23
Cumulative Sensitivity Ratio	0.32	0.43	0.56	0.99	1.23	1.23

The amount of loans due after one year with floating interest rates is $135,638,000. The amount of loans due after one year with fixed interest rates is $409,553,000.

The following table shows the remaining maturity for Certificates of Deposit with balances of $100,000 or more as of December 31 (000s omitted):

	Years Ended December 31,
(Dollars in Thousands)	2017	2016	2015
Maturing Within
3 Months	$8,387	$9,264	$11,240
3 - 6 Months	6,061	6,374	8,833
6 - 12 Months	10,574	9,092	13,764
Over 12 Months	23,920	28,663	31,009
Total	$48,942	$53,393	$64,846

For 2018, we expect modest increases in the fed funds rate from the FOMC. We also expect the planned reductions in the Federal Reserve’s holdings of longer term securities will result in slightly higher longer term rates and a positively sloped yield curve throughout the year. Other factors in the economic environment, such as unemployment rates, real estate values, and the inflation rate, are expected to continue their positive trends, and management believes opportunities for lending activity will continue to increase in 2018. In the near term, our focus will be on controlling our asset quality, pursuing new lending opportunities, and improving our earnings by improving our net interest income. As a result, we expect improvement in our net interest margin and our net interest income in 2018.

In 2017 our provision for loan losses was more than in 2016, as we reversed less of our provision to achieve the required decrease in the amount of Allowance for Loan Losses. We believe that our Allowance for Loan Losses provides adequate coverage for the losses in our portfolio. We expect asset quality to continue marginal improvement in 2018, we expect the historical loss rates used to calculate the required allowance to stabilize, and we expect the loan portfolio to grow, so we believe that we will be able to maintain the adequacy of the allowance while recording a small provision for loan losses expense in 2018. We also expect the net charge offs to increase but remain relatively low in 2018.

We anticipate that non-interest income will increase in 2018 due to increases in wealth management income and deposit account service charges and fees, and a decrease in losses on sales of investment securities compared to 2017. We expect an increase in non-interest expenses in 2018 compared to 2017 as higher salaries and benefits, occupancy, equipment, marketing, and professional fees expenses, offset the expected reductions in OREO losses and holding costs.

The following table shows the loan portfolio for the last five years (000s omitted).

	Book Value at December 31,
	2017	2016	2015	2014	2013
Domestic Loans:
Agriculture and Agricultural Real Estate	$21,231	$21,518	$19,243	$16,700	$14,997
Commercial	122,219	96,761	84,438	62,761	59,440
Commercial Real Estate	269,644	252,169	243,220	249,469	265,912
Construction Real Estate	23,558	19,454	15,919	12,926	14,667
Residential Real Estate	222,014	216,436	213,989	223,701	228,024
Consumer and Other	36,313	45,999	40,499	44,775	14,550

Total loans and leases, net of unearned income	$694,979	$652,337	$617,308	$610,332	$597,590

Nonaccrual loans	$3,658	$4,656	$8,633	$13,040	$23,710
Loans 90 days or more past due and accruing	$3	$10	$4	$10	$46
Troubled debt restructurings	$9,625	$14,161	$18,910	$22,896	$32,450

The Troubled Debt Restructurings reported in the table above are performing in accordance with the terms of the restructuring. Troubled Debt Restructurings that are not performing are included in the Nonaccrual amounts reported above. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if principal or interest is considered doubtful. Interest paid on nonaccrual loans is applied to the principal balance outstanding, so no interest income was recognized on nonaccrual loans in 2017. If the nonaccrual loans outstanding as of December 31, 2017 had been current in accordance with their original terms, the Bank would have recorded $169,000 in gross interest income on those loans during 2017.

The following is an analysis of the transactions in the allowance for loan losses:

	Years Ended December 31,
(Dollars in Thousands)	2017	2016	2015	2014	2013
Balance Beginning of Period	$8,458	$10,896	$13,208	$16,209	$17,299

Loans Charged Off (Domestic)
Agriculture and Agricultural Real Estate	-	221	188	3	-
Commercial	6	26	352	688	928
Commercial Real Estate	572	742	559	3,543	2,920
Construction Real Estate	-	-	2	254	103
Residential Real Estate	113	319	893	1,562	1,391
Consumer and Other	137	155	118	94	282
Recoveries (Domestic)
Agriculture and Agricultural Real Estate	81	6	325	10	5
Commercial	139	150	311	341	349
Commercial Real Estate	190	194	502	1,449	811
Construction Real Estate	54	151	648	1,077	352
Residential Real Estate	198	588	863	608	661
Consumer and Other	74	136	151	158	156
Net Loans Charged Off	92	238	(688)	2,501	3,290
Provision (Recovery) Charged to Operations	(700)	(2,200)	(3,000)	(500)	2,200
Balance End of Period	$7,666	$8,458	$10,896	$13,208	$16,209

Ratio of Net Loans Charged Off to
Average Total Loans Outstanding	0.01%	0.04%	-0.11%	0.42%	0.54%

The following analysis shows the allocation of the allowance for loan losses:

	Years Ended December 31,
	2017		2016		2015		2014		2013
	$	% of loans to	$	% of loans to	$	% of loans to	$	% of loans to	$	% of loans to
(Dollars in Thousands)	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
Balance at end of period applicable to:
Domestic
Agriculture and Agricultural Real Estate	$195	3.1%	$201	3.3%	$389	3.1%	$216	2.7%	$171	2.5%
Commercial	1,443	17.6%	1,632	14.8%	2,279	13.7%	1,361	10.3%	1,989	9.9%
Commercial Real Estate	3,297	38.8%	3,336	38.6%	4,350	39.3%	6,179	40.9%	7,030	44.5%
Construction Real Estate	491	3.4%	525	3.0%	420	2.6%	803	2.1%	1,397	2.5%
Residential Real Estate	1,279	31.9%	1,599	33.2%	2,235	34.7%	3,226	36.7%	4,606	38.2%
Consumer and Other	961	5.2%	1,165	7.1%	1,223	6.6%	1,423	7.3%	1,016	2.4%
Foreign	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total	$7,666	100.0%	$8,458	100.0%	$10,896	100.0%	$13,208	100.0%	$16,209	100.0%

Each period the provision for loan losses in the statement of operations results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses.

To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank’s customers, the payment performance of individual loans and pools of homogeneous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price. Year-end nonperforming assets, which include nonaccrual loans, loans ninety days or more past due, renegotiated debt, nonaccrual securities, and other real estate owned, decreased $5.7 million, or 28.0%, from 2016 to 2017. Nonperforming assets as a percent of total assets at year-end decreased from 1.5% in 2016 to 1.1% in 2017. The Allowance for Loan Losses as a percent of nonperforming loans at year-end increased from 44.9% in 2016 to 57.7% in 2017.

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

Contractual Obligations – The following table shows the Corporation’s contractual obligations.

	Payment Due by Period
		Less than	1 - 3	3 - 5	Over 5
(Dollars in Thousands)	Total	1 year	Years	Years	Years
Long Term Debt Obligations	$-	$-	$-	$-	$-
Operating Lease Obligations	289	139	102	40	8
ATM Branding Obligation	12	12	-	-	-
Salary Continuation Obligations	2,127	58	-	207	1,862
Post Retirement Health Care Obligations	1,829	156	341	353	979
Death Benefit Only Obligations	3,708	325	687	744	1,952
Time Deposits	139,035	66,605	51,315	21,115	-
Savings and Demand Deposits	1,063,357	1,063,357	-	-	-
Unfunded Loan Commitments	139,382	79,624	12,712	10,376	36,670
Commercial Letters of Credit	1,364	1,364	-	-	-
Total Contractual Obligations	$1,351,103	$1,211,640	$65,157	$32,835	$41,471

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

Each quarter, ALCO, which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank’s net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of immediate and parallel shifts in interest rates. In the current low interest rate environment, increases of 100, 200, 300, and 400 basis points and decreases of 100 and 200 basis points are analyzed. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of December 31, 2017 and 2016.

	Base	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Up 4%	Down 1%	Down 2%
Year-End 2017 12 Month Projection
Interest Income	$46,758	$49,174	$51,576	$53,941	$56,226	$43,944	$42,702
Interest Expense	1,654	3,373	5,093	6,812	8,531	1,151	953
Net Interest Income	$45,104	$45,801	$46,483	$47,129	$47,695	$42,793	$41,749

Percent Change From Base Projection		1.5%	3.1%	4.5%	5.7%	-5.1%	-7.4%
ALCO Policy Limit (+/-)		10.0%	15.0%	20.0%	30.0%	10.0%	15.0%

	Base	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Up 4%	Down 1%	Down 2%
Year-End 2016 12 Month Projection
Interest Income	$40,338	$42,642	$44,941	$47,059	$49,068	$37,713	$36,173
Interest Expense	1,648	3,035	4,422	5,809	7,196	1,445	1,435
Net Interest Income	$38,690	$39,607	$40,519	$41,250	$41,872	$36,268	$34,738

Percent Change From Base Projection		2.4%	4.7%	6.6%	8.2%	-6.3%	-10.2%
ALCO Policy Limit (+/-)		10.0%	15.0%	20.0%	30.0%	10.0%	15.0%

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. At December 31, 2017, the estimated variability of the net interest income under all rate scenarios was within the policy guidelines. Throughout 2017, the estimated variability of the net interest income was within the Bank’s established policy limits in the rate scenarios analyzed.

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

	Economic Value at December 31, 2017
	Rates
(Dollars in Millions)	Base	Up 1%	Up 2%	Up 3%	Up 4%	Down 1%	Down 2%
Assets	$1,333,159	$1,299,631	$1,268,993	$1,239,533	$1,211,014	$1,362,185	$1,388,045
Liabilities	1,140,576	1,114,846	1,090,074	1,066,218	1,043,239	1,170,174	1,198,600
Stockholders' Equity	$192,583	$184,785	$178,919	$173,315	$167,775	$192,011	$189,445

Change in Equity		-4.0%	-7.1%	-10.0%	-12.9%	-0.3%	-1.6%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	40.0%	10.0%	20.0%

	Economic Value at December 31, 2016
	Rates
(Dollars in Millions)	Base	Up 1%	Up 2%	Up 3%	Up 4%	Down 1%	Down 2%
Assets	$1,341,028	$1,307,046	$1,272,332	$1,238,343	$1,204,875	$1,371,674	$1,395,932
Liabilities	1,179,501	1,158,059	1,137,322	1,117,261	1,097,849	1,203,393	1,221,212
Stockholders' Equity	$161,527	$148,987	$135,010	$121,082	$107,026	$168,281	$174,720

Change in Equity		-7.8%	-16.4%	-25.0%	-33.7%	4.2%	8.2%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	40.0%	10.0%	20.0%

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank’s equity, in its policy. Throughout 2017, the estimated variability of the economic value of equity was within the Bank’s established policy limits.

Item 8. Financial Statements and Supplementary Data

Financial Statements and Supplementary Data

See Pages 41 – 78.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MBT Financial Corp. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of MBT Financial Corp. and Subsidiaries (the “Corporation”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the COSO framework.

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2002.

Auburn Hills, Michigan

March 9, 2018

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2017	2016

Assets
Cash and Cash Equivalents (Note 2)
Cash and due from banks
Non-interest bearing	$18,233	$18,183
Interest bearing	34,777	34,589
Total cash and cash equivalents	53,010	52,772

Interest Bearing Time Deposit in Other Banks	15,196	18,946
Securities - Held to Maturity (Note 3)	37,163	40,741
Securities - Available for Sale (Note 3)	442,816	488,067
Federal Home Loan Bank stock - at cost	4,148	4,148
Loans held for sale	346	611

Loans (Note 4)	694,979	652,337
Allowance for Loan Losses (Note 5)	(7,666)	(8,458)
Loans - Net	687,313	643,879

Accrued interest receivable and other assets (Note 12)	20,463	24,901
Other Real Estate Owned	1,412	1,634
Bank Owned Life Insurance (Note 9)	58,153	54,415
Premises and Equipment - Net (Note 6)	27,400	27,169
Total assets	$1,347,420	$1,357,283

Liabilities
Deposits:
Non-interest bearing	$299,838	$279,001
Interest-bearing (Note 7)	898,326	920,716
Total deposits	1,198,164	1,199,717

Interest payable and other liabilities (Note 9)	16,598	16,452
Total liabilities	1,214,762	1,216,169

Stockholders' Equity (Notes 10, 13 and 15)
Common stock (no par value; 50,000,000 shares authorized, 22,907,844 and 22,777,882 shares issued and outstanding)	22,840	22,562
Retained Earnings	117,524	126,079
Unearned Compensation	-	(4)
Accumulated other comprehensive loss	(7,706)	(7,523)
Total stockholders' equity	132,658	141,114
Total liabilities and stockholders' equity	$1,347,420	$1,357,283

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
Dollars in thousands, except per share data	2017	2016	2015
Interest Income
Interest and fees on loans	$31,300	$29,265	$29,012
Interest on investment securities-
Tax-exempt	1,299	1,241	1,116
Taxable	8,707	8,791	9,808
Interest on balances due from banks	494	562	105
Total interest income	41,800	39,859	40,041

Interest Expense
Interest on deposits (Note 7)	1,731	1,928	2,359
Interest on borrowed funds	6	308	707
Total interest expense	1,737	2,236	3,066

Net Interest Income	40,063	37,623	36,975
Recovery of Loan Losses (Note 5)	(700)	(2,200)	(3,000)

Net Interest Income After Recovery of Loan Losses	40,763	39,823	39,975

Other Income
Wealth management income	5,017	4,453	4,728
Service charges and other fees	4,186	4,221	4,173
Debit card income	2,877	2,831	2,438
Net (loss) gain on sales of securities	(546)	2,151	398
Net loss on other real estate owned	(22)	(85)	(284)
Origination fees on mortgage loans sold	329	540	579
Bank owned life insurance income	1,978	1,425	1,353
Other real estate owned rent	20	27	217
Other	2,043	1,950	1,725
Total other income	15,882	17,513	15,327

Other Expenses
Salaries and employee benefits (Notes 9 and 15)	21,400	22,443	23,095
Occupancy expense (Note 6)	2,825	2,730	2,770
Equipment expense	3,126	2,879	3,026
Marketing expense	1,322	1,144	1,104
Professional fees	2,339	2,138	2,130
EFT/ATM Expense	1,022	1,022	563
Other real estate owned expense	117	148	372
FDIC insurance premium	428	567	1,230
Bonding and other insurance expense	486	577	866
Telephone expense	385	413	422
Other	2,685	2,537	2,622
Total other expenses	36,135	36,598	38,200

Income Before Provision For Income Taxes	20,510	20,738	17,102
Provision For Income Taxes (Note 12)	9,901	6,237	5,020
Net Income	$10,609	$14,501	$12,082

Other Comprehensive (Loss) Income, Net of Tax
Unrealized gains (losses) on securities	1,094	(3,731)	(144)
Reclassification adjustment for losses (gains) included in net income	361	(1,420)	(263)
Change in postretirement benefit liability	(370)	(20)	688
Tax effect attributable to reduction in corporate tax rate	(1,268)	-	-
Total Other Comprehensive (Loss) Income, net of tax	(183)	(5,171)	281

Comprehensive Income	$10,426	$9,330	$12,363

Basic Earnings Per Common Share (Note 14)	$0.46	$0.64	$0.53

Diluted Earnings Per Common Share (Note 14)	$0.46	$0.63	$0.53

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
Dollars in thousands	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2015	22,718,077	$23,037	$114,132	$-	$(2,633)	$134,536

Issuance of Common Stock
SOSARs exercised net of shares redeemed for taxes	23,855	(76)	-	-	-	(76)
Restricted stock awards net of shares redeemed for taxes	8,500	50	-	(50)	-	-
Restricted stock units net of shares redeemed for taxes	22,500	-	-	-	-	-
Employee Stock Purchase Plan and other stock issued	17,775	106	-	-	-	106
Equity compensation		375	-	37	-	412

Comprehensive income:
Net income		-	12,082	-	-	12,082
Other comprehensive income - net of tax		-	-	-	281	281

Balance - December 31, 2015	22,790,707	$23,492	$126,214	$(13)	$(2,352)	$147,341

Repurchase of Common Stock	(192,080)	(1,414)	-	-	-	(1,414)

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	119,101	(272)	-	-	-	(272)
Restricted stock awards net of shares redeemed for taxes	5,000	41	-	(41)	-	-
Restricted stock units, net of shares redeemed for taxes	28,680	(71)	-	-	-	(71)
Employee Stock Purchase Plan and other stock issued	26,474	221	-	-	-	221
Tax benefit from exercise of stock based compensation		67	-	-	-	67
Equity compensation		498	-	50	-	548

Dividends declared ($0.64 per share)		-	(14,636)	-	-	(14,636)
Comprehensive income:
Net income		-	14,501	-	-	14,501
Other comprehensive income - net of tax		-	-	-	(5,171)	(5,171)

Balance - December 31, 2016	22,777,882	$22,562	$126,079	$(4)	$(7,523)	$141,114

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	73,025	(265)	-	-	-	(265)
Restricted stock awards net of shares redeemed for taxes	6,000	65	-	(65)	-	-
Restricted stock units, net of shares redeemed for taxes	17,873	(52)	-	-	-	(52)
Employee Stock Purchase Plan and other stock issued	33,064	354	-	-	-	354
Tax benefit from exercise of stock based compensation		-	583	-	-	583
Equity compensation		545	-	69	-	614
Deferred Directors' Compensation		(369)	-	-	-	(369)

Dividends declared ($0.92 per share)		-	(21,015)	-	-	(21,015)
Comprehensive income:
Net income		-	10,609	-	-	10,609
Other comprehensive income - net of tax		-	-	-	1,085	1,085
Tax effect attributable to reduction in corporate tax rate per ASU 2018-02			1,268		(1,268)	-
Balance - December 31, 2017	22,907,844	$22,840	$117,524	$-	$(7,706)	$132,658

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
Dollars in thousands	2017	2016	2015

Cash Flows from Operating Activities
Net Income	$10,609	$14,501	$12,082
Adjustments to reconcile net income to net cash from operating activities
Recovery of loan losses	(700)	(2,200)	(3,000)
Depreciation	1,555	1,614	1,558
Deferred tax expense	-	3,512	4,592
Writedown of deferred tax assets	4,278	-	-
Net amortization of investment premium and discount	2,299	2,000	1,369
Writedowns of other real estate owned	76	98	531
Net increase (decrease) in interest payable and other liabilities	90	1,842	(1,113)
Net decrease (increase) in interest receivable and other assets	905	(1,664)	615
Writedowns of Other Assets	37	-	-
Equity based compensation expense	614	548	412
Net loss (gain) on sale/settlement of securities	546	(2,151)	(398)
Increase in cash surrender value of life insurance	(1,497)	(1,322)	(1,268)
Net cash provided by operating activities	$18,812	$16,778	$15,380

Cash Flows from Investing Activities
Proceeds from maturities of interest bearing time deposits in other banks	$4,250	$500	$-
Proceeds from maturities and redemptions of investment securities held to maturity	11,963	10,213	7,602
Proceeds from maturities and redemptions of investment securities available for sale	43,989	316,756	198,643
Proceeds from sales of investment securities available for sale	188,665	36,114	39,238
Net increase in loans	(43,538)	(35,320)	(8,250)
Proceeds from sales of other real estate owned	1,228	1,538	3,925
Proceeds from sales of other assets	237	195	96
Purchase of time deposits in other banks	(500)	(13,946)	(5,500)
Purchase of investment securities held to maturity	(8,455)	(9,759)	(16,357)
Purchase of bank owned life insurance	(4,357)	-	-
Proceeds from surrender of bank owned life insurance	309	-	-
Purchase of investment securities available for sale	(187,972)	(351,644)	(259,676)
Purchase of bank premises and equipment	(1,861)	(1,355)	(1,285)
Net cash provided by (used for) investing activities	$3,958	$(46,708)	$(41,564)

Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(1,553)	$34,324	$53,582
Repayment of repurchase agreements	-	(15,000)	-
Issuance of common stock	354	221	106
Stock redeemed for tax withholding - stock based compensation	(318)	(343)	(76)
Repurchase of common stock	-	(1,414)	-
Dividends paid	(21,015)	(14,636)	-
Net cash (used for) provided by financing activities	$(22,532)	$3,152	$53,612

Net Increase (Decrease) in Cash and Cash Equivalents	$238	$(26,778)	$27,428

Cash and Cash Equivalents at Beginning of Year (Note 1)	52,772	79,550	52,122
Cash and Cash Equivalents at End of Year (Note 1)	$53,010	$52,772	$79,550

Supplemental Cash Flow Information
Cash paid for interest	$1,733	$2,288	$3,095
Cash paid for federal income taxes	$3,329	$3,275	$1,894

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$1,029	$870	$979
Transfer of loans to other assets	$40	$49	$54

The accompanying notes are an integral part of these statements.

Notes To Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of MBT Financial Corp. (the “Corporation”) and its wholly owned subsidiary, Monroe Bank & Trust (the “Bank”). The Bank includes the accounts of its wholly owned subsidiary, MB&T Financial Services, Inc. The Bank operates fourteen banking offices in Monroe County, Michigan and six banking offices in Wayne County, Michigan. The Bank’s primary source of revenue is from providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. The Corporation’s sole business segment is community banking.

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

INVESTMENT SECURITIES

Certificates of deposit in other financial institutions are carried at cost. All certificates of deposit in other financial institutions had balances less than or equal to $250,000 and, as such, were fully insured by the FDIC.

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

The components of accumulated other comprehensive loss and related tax effects are as follows:

Dollars in thousands	2017	2016	2015
Net unrealized gains (losses) on securities available for sale	$(7,937)	$(10,143)	$(2,338)
Post retirement benefit obligations	(1,818)	(1,256)	(1,226)
Tax effect	2,049	3,876	1,212
Accumulated other comprehensive loss	$(7,706)	$(7,523)	$(2,352)

CASH AND CASH EQUIVALENTS

For the purpose of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold with original maturities within 90 days.

DEPOSIT LIABILITIES

The estimated fair value of non-maturity deposit accounts, such as checking, savings, and money market demand deposit accounts, is represented by the amounts payable on demand. The estimated fair value of time deposits, such as certificates of deposit and individual retirement accounts, is calculated by discounting the scheduled cash flows using the period-end rates offered on these instruments. As such, the Corporation classifies the estimated fair value of deposit liabilities as Level 2.

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

OFF BALANCE SHEET INSTRUMENTS

In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, home equity lines of credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded. Additional information regarding Off Balance Sheet Instruments is included in Note 17 in these Notes to Consolidated Financial Statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU does not apply to financial instruments. The ASU is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that period (therefore, for the year ending December 31, 2018 for the Corporation). Given that the ASU does not apply to financial instruments, which constitute a significant portion of our revenue, Management reviewed our non-interest sources of revenue and determined that the standard will not have a material effect on the Corporation’s consolidated financial statements.

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The ASU shortens the amortization period for certain purchased callable debt securities held at a premium to the earliest call date rather than maturity. The standard is effective for fiscal years beginning after December 15, 2018 and must be adopted on a modified retrospective basis. Management has reviewed the investment portfolio and determined that the standard will not have a material effect on the Corporation’s consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU includes increased disclosures and various changes to the accounting and measurement of financial assets including the Company’s loans and available-for-sale and held-to-maturity debt securities. Each financial asset presented on the balance sheet would have a unique allowance for credit losses valuation account that is deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU also eliminate the probable initial recognition threshold in current GAAP and instead, reflect an entity’s current estimate of all expected credit losses using reasonable and supportable forecasts. The new credit loss guidance will be effective for the Company's year ending December 31, 2020. Upon adoption, the ASU will be applied using a modified retrospective transition method to the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Early adoption for all institutions is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard will likely have a significant effect on the Company's consolidated financial statements as from a onetime adjustment to increase the ALLL upon adoption of the standard and due to increased provision expense at the time loans are originated.

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides guidance on accounting for the effects of the Tax Cuts and Jobs Act, which was enacted in December, 2017. The guidance allows the Corporation to reclassify the tax effects that were stranded in AOCI as a result of the tax rate change from AOCI to Retained Earnings. The guidance is required to be applied on a retrospective basis to all provisions of the ASU for the year ended December 31, 2017, resulting in $1,268,000 being reclassified from AOCI to retained earnings.

(2)   Cash and Due from Banks

The Bank is required by regulatory agencies to maintain legal reserve requirements based on the level of balances in deposit categories. Cash balances restricted from usage due to these requirements were $4,941,000 and $5,183,000 at December 31, 2017 and 2016, respectively. Cash and due from banks includes uninsured deposits held at correspondent banks of $9,657,000 and $9,372,000 at December 31, 2017 and 2016, respectively.

(3)   Investment Securitie

The following is a summary of the Bank’s investment securities portfolio as of December 31, 2017 and 2016 (000s omitted):

	Held to Maturity
	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	36,663	666	(322)	37,007
Corporate Debt Securities	500	-	(21)	479
	$37,163	$666	$(343)	$37,486

	Held to Maturity
	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	40,241	701	(288)	40,654
Corporate Debt Securities	500	2	-	502
	$40,741	$703	$(288)	$41,156

	Available for Sale
	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$140,090	$32	$(4,242)	$135,880
Mortgage Backed Securities issued by U.S. Government Agencies	248,649	3	(3,875)	244,777
Obligations of States and Political Subdivisions	37,308	48	(373)	36,983
Corporate Debt Securities	22,662	462	(41)	23,083
Other Securities	2,044	49	-	2,093
	$450,753	$594	$(8,531)	$442,816

	Available for Sale
	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$282,130	$389	$(7,519)	$275,000
Mortgage Backed Securities issued by U.S. Government Agencies	148,764	118	(2,673)	146,209
Obligations of States and Political Subdivisions	30,909	109	(409)	30,609
Corporate Debt Securities	34,363	135	(338)	34,160
Other Securities	2,044	45	-	2,089
	$498,210	$796	$(10,939)	$488,067

The amortized cost, estimated fair value, and weighted average yield of securities at December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted).

	Held to Maturity			Available for Sale
		Estimated	Weighted		Estimated	Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield
Maturing within
1 year	$9,034	$9,033	1.55%	$4,420	$4,411	1.27%
1 through 5 years	19,534	19,624	2.52%	68,654	67,585	2.04%
6 through 10 years	7,476	7,742	3.23%	111,042	108,028	2.33%
Over 10 years	1,119	1,087	2.82%	15,944	15,922	2.06%
Total	37,163	37,486	2.44%	200,060	195,946	2.19%
Mortgage Backed Securities	-	-	0.00%	248,649	244,777	2.19%
Securities with no stated maturity	-	-	0.00%	2,044	2,093	0.00%
Total	$37,163	$37,486	2.44%	$450,753	$442,816	2.18%

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and management determines that the Company has the intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery in the fair value. The fair values of investments with an amortized cost in excess of their fair values at December 31, 2017 and December 31, 2016 are as follows (000s omitted):

	December 31, 2017

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$25,257	$286	$105,329	$3,956	$130,586	$4,242
Mortgage Backed Securities issued by U.S. Government Agencies	161,792	1,725	81,157	2,150	242,949	3,875
Obligations of States and Political Subdivisions	23,898	357	16,741	338	40,639	695
Corporate Debt Securities	4,560	39	2,009	23	6,569	62
	$215,507	$2,407	$205,236	$6,467	$420,743	$8,874

	December 31, 2016

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$242,212	$7,519	$-	$-	$242,212	$7,519
Mortgage Backed Securities issued by U.S. Government Agencies	112,995	2,144	22,857	529	135,852	2,673
Obligations of States and Political Subdivisions	40,524	682	2,976	15	43,500	697
Corporate Debt Securities	24,025	338	-	-	24,025	338
	$419,756	$10,683	$25,833	$544	$445,589	$11,227

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. The company has the ability and intent to hold these securities until recovery, which may be until maturity. The fair value of these securities is expected to recover as the securities approach maturity. As of December 31, 2017 and December 31, 2016, there were 205 and 230 securities in an unrealized loss position, respectively.

Investment securities carried at $103,850,000 and $96,032,000 were pledged or set aside to secure borrowings, public and trust deposits, and for other purposes required by law at December 31, 2017 and December 31, 2016, respectively.

At December 31, 2017, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Banks with an estimated market value of $100,045,000 and securities issued by the Federal Farm Credit Banks with an estimated fair value of $35,841,000. At December 31, 2017, Mortgage Backed Securities issued by U. S. Government Agencies included securities issued by the Government National Mortgage Association with an estimated fair value of $244,781,000. At December 31, 2016, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Banks with an estimated fair value of $202,457,000 and securities issued by the Federal Farm Credit Banks with an estimated fair value of $72,453,000. At December 31, 2016, Mortgage Backed Securities issued by U. S. Government Agencies included securities issued by the Government National Mortgage Association with an estimated fair value of $146,209,000.

For the years ended December 31, 2017, 2016, and 2015, proceeds from sales of securities amounted to $188,665,000, $36,114,000, and $39,238,000, respectively. Gross realized gains amounted to $752,000, $2,346,000, and $653,000, respectively. Gross realized losses amounted to $1,298,000, $195,000, and $255,000, respectively. The tax provision (benefit) applicable to these net realized gains and losses amounted to ($186,000), $731,000, and $135,000, respectively.

(4)   Loans

Loan balances outstanding as of December 31 consist of the following (000s omitted):

	2017	2016
Residential real estate loans	$222,014	$216,436
Commercial real estate loans	269,644	252,169
Construction real estate loans	23,558	19,454
Agriculture and agricultural real estate loans	21,231	21,518
Commercial and industrial loans	122,219	96,761
Loans to individuals for household, family, and other personal expenditures	36,313	45,999
Total loans, gross	$694,979	$652,337
Less: Allowance for loan losses	7,666	8,458
Loans, net of allowance for loan losses	$687,313	$643,879

Included in Loans are loans to certain officers, directors, and companies in which such officers and directors have 10 percent or more beneficial ownership in the aggregate amount of $3,456,000 and $5,654,000 at December 31, 2017 and 2016, respectively. In 2017, new loans and other additions amounted to $634,000, and repayments and other reductions amounted to $2,832,000. In 2016, new loans and other additions amounted to $2,202,000, and repayments and other reductions amounted to $607,000. In Management’s judgment, these loans were made on substantially the same terms and conditions as those made to other borrowers, and do not represent more than the normal risk of collectibility or present other unfavorable features.

No loans were pledged to secure debt or for any other purposes as of December 31, 2017 and December 31, 2016.

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

Activity in the allowance for loan losses for the years ended December 31, 2017, 2016, and 2015 was as follows (000s omitted):

2017	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$201	$1,632	$3,336	$525	$1,599	$1,165	$8,458
Charge-offs	-	(6)	(572)	-	(113)	(137)	(828)
Recoveries	81	139	190	54	198	74	736
Provision	(87)	(322)	343	(88)	(405)	(141)	(700)
Ending balance	$195	$1,443	$3,297	$491	$1,279	$961	$7,666

Ending balance individually evaluated for impairment	$1	$148	$219	$360	$177	$205	$1,110
Ending balance collectively evaluated for impairment	194	1,295	3,078	131	1,102	756	6,556
Ending balance	$195	$1,443	$3,297	$491	$1,279	$961	$7,666

Loans:
Ending balance individually evaluated for impairment	$1,070	$265	$3,753	$1,603	$5,221	$432	$12,344
Ending balance collectively evaluated for impairment	20,161	121,954	265,891	21,955	216,793	35,881	682,635
Ending balance	$21,231	$122,219	$269,644	$23,558	$222,014	$36,313	$694,979

2016	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$389	$2,279	$4,350	$420	$2,235	$1,223	$10,896
Charge-offs	(221)	(26)	(742)	-	(319)	(155)	(1,463)
Recoveries	6	150	194	151	588	136	1,225
Provision	27	(771)	(466)	(46)	(905)	(39)	(2,200)
Ending balance	$201	$1,632	$3,336	$525	$1,599	$1,165	$8,458

Ending balance individually evaluated for impairment	$5	$199	$129	$388	$236	$184	$1,141
Ending balance collectively evaluated for impairment	196	1,433	3,207	137	1,363	981	7,317
Ending balance	$201	$1,632	$3,336	$525	$1,599	$1,165	$8,458

Loans:
Ending balance individually evaluated for impairment	$1,212	$355	$6,853	$1,717	$7,098	$476	$17,711
Ending balance collectively evaluated for impairment	20,306	96,406	245,316	17,737	209,338	45,523	634,626
Ending balance	$21,518	$96,761	$252,169	$19,454	$216,436	$45,999	$652,337

2015	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$216	$1,361	$6,179	$803	$3,226	$1,423	$13,208
Charge-offs	(188)	(352)	(559)	(2)	(893)	(118)	(2,112)
Recoveries	325	311	502	648	863	151	2,800
Provision	36	959	(1,772)	(1,029)	(961)	(233)	(3,000)
Ending balance	$389	$2,279	$4,350	$420	$2,235	$1,223	$10,896

Ending balance individually evaluated for impairment	$240	$672	$634	$277	$506	$223	$2,552
Ending balance collectively evaluated for impairment	149	1,607	3,716	143	1,729	1,000	8,344
Ending balance	$389	$2,279	$4,350	$420	$2,235	$1,223	$10,896

Loans:
Ending balance individually evaluated for impairment	$882	$958	$13,398	$1,809	$7,343	$496	$24,886
Ending balance collectively evaluated for impairment	18,361	83,480	229,822	14,110	206,646	40,003	592,422
Ending balance	$19,243	$84,438	$243,220	$15,919	$213,989	$40,499	$617,308

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

The portfolio segments in each credit risk grade as of December 31, 2017 and 2016 are as follows (000s omitted):

2017	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$-	$1,341	$160	$13,903	$135,311	$30,359	$181,074
10	-	6,870	-	-	-	-	6,870
20	281	293	353	-	-	-	927
30	503	29,655	6,300	-	941	3,972	41,371
40	14,819	76,792	223,468	4,857	72,634	1,947	394,517
45	1,414	2,391	12,244	1,528	5,363	-	22,940
50	1,864	3,778	21,802	1,667	3,590	6	32,707
55	1,441	594	1,857	1,537	867	2	6,298
60	909	505	3,460	66	3,308	27	8,275
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$21,231	$122,219	$269,644	$23,558	$222,014	$36,313	$694,979

Performing	$20,665	$121,768	$265,801	$21,955	$215,643	$35,861	$681,693
Nonperforming	566	451	3,843	1,603	6,371	452	13,286
Total	$21,231	$122,219	$269,644	$23,558	$222,014	$36,313	$694,979

2016	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$2	$1,768	$214	$9,960	$132,144	$39,114	$183,202
10	-	5,787	-	-	-	-	5,787
20	293	348	447	-	-	145	1,233
30	645	17,373	8,128	-	218	-	26,364
40	15,827	63,687	198,416	4,211	70,275	6,626	359,042
45	1,507	2,142	16,227	2,974	4,513	-	27,363
50	1,769	4,090	16,828	448	3,393	12	26,540
55	263	927	4,081	1,574	989	-	7,834
60	1,212	639	7,828	287	4,904	102	14,972
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$21,518	$96,761	$252,169	$19,454	$216,436	$45,999	$652,337

Performing	$20,834	$96,240	$244,816	$17,734	$208,458	$45,428	$633,510
Nonperforming	684	521	7,353	1,720	7,978	571	18,827
Total	$21,518	$96,761	$252,169	$19,454	$216,436	$45,999	$652,337

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of December 31, 2017 and 2016 (000s omitted):

2017	30-59 Days Past Due	60-89 Days Past Due	>=90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >=90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$21,231	$21,231	$-
Commercial	111	8	5	124	122,095	122,219	3
Commercial Real Estate	834	783	56	1,673	267,971	269,644	-
Construction Real Estate	17	-	-	17	23,541	23,558	-
Residential Real Estate	1,361	58	871	2,290	219,724	222,014	-
Consumer and Other	55	2	-	57	36,256	36,313	-
Total	$2,378	$851	$932	$4,161	$690,818	$694,979	$3

2016	30-59 Days Past Due	60-89 Days Past Due	>=90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >=90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$93	$-	$113	$206	$21,312	$21,518	$-
Commercial	77	46	23	146	96,615	96,761	10
Commercial Real Estate	708	363	828	1,899	250,270	252,169	-
Construction Real Estate	-	-	-	-	19,454	19,454	-
Residential Real Estate	1,523	192	1,558	3,273	213,163	216,436	-
Consumer and Other	149	46	-	195	45,804	45,999	-
Total	$2,550	$647	$2,522	$5,719	$646,618	$652,337	$10

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

The following is a summary of non-accrual loans as of December 31, 2017 and 2016 (000s omitted):

	2017	2016
Agriculture and Agricultural Real Estate	$-	$113
Commercial	243	169
Commercial Real Estate	1,580	1,625
Construction Real Estate	33	31
Residential Real Estate	1,783	2,623
Consumer and Other	19	95
Total	$3,658	$4,656

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of December 31, 2017, 2016, and 2015 (000s omitted):

2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$829	$826	$-	$849	$42
Commercial	-	-	-	-	-
Commercial Real Estate	1,977	2,034	-	2,175	83
Construction Real Estate	17	21	-	83	6
Residential Real Estate	3,757	3,935	-	4,048	198
Consumer and Other	30	30	-	32	2

With an allowance recorded:
Agriculture and Agricultural Real Estate	241	240	1	243	13
Commercial	265	268	148	280	12
Commercial Real Estate	1,776	1,783	219	1,840	69
Construction Real Estate	1,586	1,619	360	1,629	76
Residential Real Estate	1,464	1,515	177	1,517	65
Consumer and Other	402	403	205	416	18

Total:
Agriculture and Agricultural Real Estate	$1,070	$1,066	$1	$1,092	$55
Commercial	265	268	148	280	12
Commercial Real Estate	3,753	3,817	219	4,015	152
Construction Real Estate	1,603	1,640	360	1,712	82
Residential Real Estate	5,221	5,450	177	5,565	263
Consumer and Other	432	433	205	448	20
Total Impaired Loans	$12,344	$12,674	$1,110	$13,112	$584

2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$966	$1,164	$-	$1,021	$46
Commercial	88	140	-	123	10
Commercial Real Estate	4,295	4,502	-	4,525	201
Construction Real Estate	144	177	-	171	9
Residential Real Estate	4,916	5,157	-	5,269	247
Consumer and Other	11	11	-	14	1

With an allowance recorded:
Agriculture and Agricultural Real Estate	246	246	5	248	13
Commercial	267	274	199	417	15
Commercial Real Estate	2,558	2,610	129	2,745	111
Construction Real Estate	1,573	1,573	388	1,591	73
Residential Real Estate	2,182	2,224	236	2,281	87
Consumer and Other	465	465	184	482	23

Total:
Agriculture and Agricultural Real Estate	$1,212	$1,410	$5	$1,269	$59
Commercial	355	414	199	540	25
Commercial Real Estate	6,853	7,112	129	7,270	312
Construction Real Estate	1,717	1,750	388	1,762	82
Residential Real Estate	7,098	7,381	236	7,550	334
Consumer and Other	476	476	184	496	24
Total Impaired Loans	$17,711	$18,543	$1,141	$18,887	$836

2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$-
Commercial	63	113	-	76	5
Commercial Real Estate	7,701	8,107	-	8,297	333
Construction Real Estate	200	233	-	243	14
Residential Real Estate	4,137	4,359	-	4,237	199
Consumer and Other	26	26	-	28	2

With an allowance recorded:
Agriculture and Agricultural Real Estate	882	885	240	892	30
Commercial	895	916	672	1,036	48
Commercial Real Estate	5,697	6,183	634	6,263	260
Construction Real Estate	1,609	1,609	277	1,627	74
Residential Real Estate	3,206	3,310	506	3,433	154
Consumer and Other	470	468	223	485	22

Total:
Agriculture and Agricultural Real Estate	$882	$885	$240	$892	$30
Commercial	958	1,029	672	1,112	53
Commercial Real Estate	13,398	14,290	634	14,560	593
Construction Real Estate	1,809	1,842	277	1,870	88
Residential Real Estate	7,343	7,669	506	7,670	353
Consumer and Other	496	494	223	513	24
Total Impaired Loans	$24,886	$26,209	$2,552	$26,617	$1,141

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (TDRs).

Loans that were classified as TDRs during the years ended December 31, 2017 and December 31, 2016 are as follows (000s omitted from dollar amounts):

	December 31, 2017			December 31, 2016
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	1	$362	$325
Commercial	3	95	80	1	250	-
Commercial Real Estate	6	1,052	891	1	215	-
Construction Real Estate	1	21	17	-	-	-
Residential Real Estate	7	440	273	9	693	629
Consumer and Other	2	32	7	1	57	54
Total	19	$1,640	$1,268	13	$1,577	$1,008

The Bank considers TDRs that become past due under the modified terms as defaulted. Loans that became TDRs during the years ended December 31, 2017 and December 31, 2016 that subsequently defaulted during the years ended December 31, 2017 and December 31, 2016, respectively, are as follows (000s omitted from dollar amounts):

	December 31, 2017		December 31, 2016
	Number of Contracts	Recorded Principal Balance	Number of Contracts	Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	-	$-
Commercial	-	-	-	-
Commercial Real Estate	-	-	-	-
Construction Real Estate	-	-	-	-
Residential Real Estate	1	98	-	-
Consumer and Other	-	-	-	-
Total	1	$98	-	$-

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

At December 31, 2017 the Corporation had no commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.

(6)   Bank Premises and Equipment

Bank premises and equipment as of year-end are as follows (000s omitted):

	2017	2016
Land, buildings and improvements	$46,057	$44,651
Equipment, furniture and fixtures	25,819	25,492
Total Bank premises and equipment	$71,876	$70,143
Less accumulated depreciation	44,476	42,974
Bank premises and equipment, net	$27,400	$27,169

Bank Premises and Equipment includes Construction in Progress of $1,070,000 as of December 31, 2017 and $33,000 as of December 31, 2016. The projects in progress will be completed in 2018. The estimated cost to complete all projects in process as of December 31, 2017 is $1,609,000.

The Company has entered into lease commitments for office and ATM locations. Rental expense charged to operations was $163,000, $179,000, and $184,000, for the years ended December 31, 2017, 2016, and 2015, respectively. The future minimum lease payments are as follows:

Year	Minimum Payment
2018	$139,000
2019	65,000
2020	37,000
2021	25,000
2022	15,000
Thereafter	8,000
Total	$289,000

(7)   Deposits

Interest expense on time certificates of deposit of $250,000 or more in the year 2017 amounted to $159,000, as compared with $156,000 in 2016, and $161,000 in 2015. At December 31, 2017, the balance of time certificates of deposit of $250,000 or more was $16,747,000, as compared with $16,708,000 at December 31, 2016. The amount of time deposits with a remaining term of more than 1 year was $68,534,000 at December 31, 2017 and $73,494,000 at December 31, 2016. The following table shows the scheduled maturities of Certificates of Deposit as of December 31, 2017 (000s omitted):

	Under $250,000	$250,000 and over
2018	$56,162	$9,684
2019	25,744	4,946
2020	19,011	774
2021	10,538	1,032
2022	6,178	311
Thereafter	-	-
Total	$117,633	$16,747

The Bank did not have any brokered certificates of deposit under $250,000 as of December 31, 2017. Time certificates of deposit under $250,000 included $1,857,000 of brokered certificates of deposit as of December 31, 2016. The Bank did not have any brokered certificates of deposit over $250,000 as of December 31, 2017 and December 31, 2016.

(8)   Federal Home Loan Bank Advances and Repurchase Agreements

The Bank did not have any advances outstanding from the Federal Home Loan Bank of Indianapolis as of December 31, 2017 and 2016.

The Bank maintains an overdraft line of credit with the Federal Home Loan Bank of Indianapolis. The amount of credit outstanding was $0 as of December 31, 2017 and 2016. The amount of credit available was $20,000,000 as of December 31, 2017 and 2016. The interest rate on the line of credit is equal to the variable advance rate and is only charged on amounts advanced. The variable advance rate was 1.67% on December 31, 2017 and 0.90% on December 31, 2016. The line of credit was subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis.

As of December 31, 2017 investment securities with a carrying value of $21,805,000 were pledged to secure the Federal Home Loan Bank line of credit. As of December 31, 2016 investment securities with a carrying value of $21,431,000 were pledged to secure the Federal Home Loan Bank line of credit.

The Bank did not have any borrowings under Repurchase Agreements as of December 31, 2017 and December 31, 2016.

(9) Retirement Plans and Postretirement Benefit Plans

In 2000, the Bank implemented a retirement plan that included both a money purchase pension plan, as well as a voluntary profit sharing 401(k) plan for all employees who meet certain age and length of service eligibility requirements. In 2002, the Bank amended its retirement plan to freeze the money purchase plan and retain the 401(k) plan. To ensure that the plan meets the Safe Harbor provisions of the applicable sections of the Internal Revenue Code, the Bank contributes an amount equal to 4% of the employee’s base salary to the 401(k) plan for all eligible employees who contribute at least 5% of their salary. In addition, an employee may contribute from 1 to 75 percent of his or her base salary, up to a maximum of $24,000 in 2017. In 2017, 2016, and 2015, the Bank made a matching contribution of 100% on the first 3% of employee deferrals and 50% on the next 2% of deferrals. Depending on the Bank’s profitability, an additional profit sharing contribution may be made by the Bank to the 401(k) plan. There were no profit sharing contributions in 2017, 2016, and 2015. The total retirement plan expense was $509,000, for the year ended December 31, 2017, $512,000 for the year ended December 31, 2016, and $558,000 for the year ended December 31, 2015.

The Bank has a postretirement benefit plan that generally provides for the continuation of medical premium payments for all employees hired before January 1, 2007 who retire from the Bank at age 55 or older, upon meeting certain length of service eligibility requirements. The Bank does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. The amount of benefits paid under the postretirement benefit plan was $206,000 in 2017, $205,000 in 2016, and $144,000 in 2015. The amount of insurance premium paid by the Bank for retirees is capped at 200% of the cost of the premium as of December 31, 1992.

A reconciliation of the accumulated postretirement benefit obligation (“APBO”) to the amounts recorded in the consolidated balance sheets in Interest Payable and Other Liabilities at December 31 is as follows (000s omitted):

	2017	2016
APBO	$4,111	$3,745
Unrecognized net gain (loss)	(474)	(267)
Accrued benefit cost at fiscal year end	$3,637	$3,478

Components of the Bank’s postretirement benefit expense were as follows:

	2017	2016	2015
Service cost	$117	$128	$173
Interest cost	156	142	143
Amortization of gains	-	-	27
Net postretirement benefit expense	$273	$270	$343

The APBO as of December 31, 2017 and 2016 was calculated using an assumed discount rates of 3.50% and 4.25%, respectively. Based on the provisions of the plan, the Bank’s expense is capped at 200% of the 1992 expense, with all expenses above the cap incurred by the retiree. The expense reached the cap in 2004, and accordingly the impact of an increase in health care costs on the APBO was not calculated.

The Bank Owned Life Insurance policies fund a Death Benefit Only (DBO) obligation that the Bank has with 5 of its active directors, 5 retired directors, 9 active executives, and 15 retired executives. The DBO plan, which replaced previous split dollar agreements, provides a taxable death benefit. The benefit for directors is grossed up to provide a net benefit to each director’s beneficiaries based on that director’s length of service on the board. The directors’ net death benefits are $500,000 for director service of less than 3 years, $600,000 for service up to 5 years, $750,000 for service up to 10 years, and $1,000,000 for director service of 10 years or more. The active directors who participate in the DBO plan have all waived the postretirement benefit. The executives’ beneficiaries will receive a grossed up benefit that will provide a net benefit equal to two times the executive’s base salary if death occurs during employment and a postretirement benefit equal to the executive’s final annual salary rate at the time of retirement if death occurs after retirement.

Information for the postretirement death benefits and health care benefits is as follows as of the December 31 measurement date (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2017	2016	2017	2016

Change in benefit obligation
Benefit obligation at beginning of year	$6,185	$5,952	$3,745	$3,406
Service cost	7	9	117	128
Interest cost	242	233	156	142
Actuarial loss (gain)	516	(9)	207	200
Benefits paid, net of participants' contributions	-	-	(114)	(131)
Benefit obligation at end of year	$6,950	$6,185	$4,111	$3,745

Change in accrued benefit cost
Accrued benefit cost at beginning of year	$5,196	$4,793	$3,478	$3,339
Service cost	7	9	117	128
Interest cost	242	233	156	142
Amortization	161	161	-	-
Employer contributions	-	-	(114)	(131)
Net gain	-	-	-	-
Accrued benefit cost at end of year	$5,606	$5,196	$3,637	$3,478

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-	$-	$-
Employer contributions	-	-	114	131
Plan participants' contributions	-	-	92	74
Benefits paid during year	-	-	(206)	(205)
Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(6,950)	$(6,185)	$(4,111)	$(3,745)

Amounts recognized in other liabilities as of December 31 consist of (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2017	2016	2017	2016
Assets	$-	$-	$-	$-
Liabilities	6,950	6,185	4,111	3,745
Total	$6,950	$6,185	$4,111	$3,745

Amounts recognized in accumulated other comprehensive income as of December 31 consist of (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2017	2016	2017	2016
Net loss (gain)	$190	$(326)	$474	$267
Transition obligation (asset)	-	-	-	-
Prior service cost (credit)	1,154	1,315	-	-
Total included in AOCI	$1,344	$989	$474	$267

The projected payments under each postretirement plan for the next 10 years are as follows:

Year	Postretirement Death Benefit Obligations	Postretirement Health Care Benefits
2018	$325,000	$156,000
2019	338,000	169,000
2020	349,000	172,000
2021	366,000	173,000
2022	378,000	180,000
2023	-	2027	1,952,000	979,000

(10) Stockholders’ Equity

During 2017, the Company issued 129,962 shares of its no par value common stock to its Employee Stock Purchase Plan, for employee years of service awards, and for its directors’ deferred compensation plan. The aggregate value of these shares was $1,447,000.

During 2016, the Company issued 179,255 shares of its no par value common stock to its Employee Stock Purchase Plan, for employee years of service awards, and for its directors’ deferred compensation plan. The aggregate value of these shares was $1,575,000. During 2016, the Company repurchased 192,080 shares of its no par value common stock for an aggregate value of $1,414,000.

(11) Disclosures about Fair Value of Financial Instruments

Certain of the Bank’s assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets. These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below. The fair values of all financial instruments not discussed below are estimated to be equal to their carrying amounts as of December 31, 2017 and 2016.

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

FAIR VALUES

The carrying amounts and approximate fair values as of December 31, 2017 and December 31, 2016 are as follows (000s omitted):

					Total
	Carrying				Estimated
December 31, 2017	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$53,010	$53,010	$-	$-	$53,010
Time Deposits in Other Banks	15,196	-	15,082	-	15,082
Securities - Held to Maturity
Obligations of States and Political Subdivisions	36,663	-	2,407	34,600	37,007
Corporate Debt Securities	500	-	479	-	479

Securities - Available for Sale
Obligations of U.S. Government Agencies	135,880	-	135,880	-	135,880
MBS issued by U.S. Government Agencies	244,777	-	244,777	-	244,777
Obligations of States and Political Subdivisions	36,983	-	36,983	-	36,983
Corporate Debt Securities	23,083	-	23,083	-	23,083
Other Securities	2,093	2,093	-	-	2,093

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	346	-	-	356	356
Loans, net	687,313	-	-	657,684	657,684
Accrued Interest Receivable	4,169	-	-	4,169	4,169

Financial Liabilities:
Noninterest Bearing Deposits	299,838	299,838	-	-	299,838
Interest Bearings Deposits	898,326	-	899,481	-	899,481
Accrued Interest Payable	61	-	-	61	61

					Total
	Carrying				Estimated
December 31, 2016	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$52,772	$52,772	$-	$-	$52,772
Time Deposits in Other Banks	18,946	-	18,940	-	18,940
Securities - Held to Maturity
Obligations of States and Political Subdivisions	40,241	-	3,153	37,501	40,654
Corporate Debt Securities	500	-	502	-	502

Securities - Available for Sale
Obligations of U.S. Government Agencies	275,000	-	275,000	-	275,000
MBS issued by U.S. Government Agencies	146,209	-	146,209	-	146,209
Obligations of States and Political Subdivisions	30,609	-	30,609	-	30,609
Corporate Debt Securities	34,160	-	34,160	-	34,160
Other Securities	2,089	2,089	-	-	2,089

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	611	-	-	623	623
Loans, net	643,879	-	-	642,908	642,908
Accrued Interest Receivable	4,335	-	-	4,335	4,335

Financial Liabilities:
Noninterest Bearing Deposits	279,001	279,001	-	-	279,001
Interest Bearings Deposits	920,716	-	922,187	-	922,187
Accrued Interest Payable	57	-	-	57	57

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

The current and deferred components of the provision for Federal income taxes were as follows (000s omitted):

	2017	2016	2015
Current	$1,826	$2,725	$(660)
Deferred	3,797	3,512	5,680
Remeasurement of deferred taxes	4,278	-	-
Tax expense	$9,901	$6,237	$5,020

The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as follows:

	2017	2016	2015
Statutory rate	34.0%	34.0%	34.0%
Municipal interest income	(2.1)	(2.0)	(2.1)
Other, net	(4.5)	(1.9)	(2.5)
Remeasurement of deferred taxes	20.9	-	-
Effective tax rate	48.3%	30.1%	29.4%

In accordance with ASC 740, the Company is required to establish a valuation allowance for deferred tax assets when it is “more likely than not” that a portion or the entire deferred tax asset will not be realized. The evaluation requires significant judgment and extensive analysis of all available positive and negative evidence, the forecast of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. The Company did not maintain a valuation allowance on its deferred tax assets during the years ended December 31, 2017, 2016, and 2015.

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

The components of the net deferred federal income tax asset (included in Interest Receivable and Other Assets on the accompanying consolidated balance sheets) at December 31 are as follows (000s omitted):

	2017	2016
Deferred federal income tax assets:
Allowance for loan losses	$1,680	$2,990
Net deferred loan origination fees	74	655
Tax versus book depreciation differences	59	331
Net unrealized losses on securities available for sale	1,667	3,449
Accrued postretirement benefits	2,242	3,406
Postretirement benefits in other comprehensive income	382	427
Alternative minimum tax	-	3,493
Non-accrual loan interest	158	281
Other real estate owned	325	546
Other, net	512	766
Total deferred federal tax asset	$7,099	$16,344

Deferred federal income tax liabilities:
Accretion of bond discount	$(27)	$(186)
Prepaid expenses	(157)	-
Other	(83)	(691)
Total deferred federal tax liabilities	$(267)	$(877)
Net deferred federal income tax asset	$6,832	$15,467

The Tax Cuts and Jobs Act of 2017 lowered the corporate tax rate to 21 percent, repealed the corporate Alternative Minimum Tax (AMT), and allows for a federal refund of any AMT credit carryforwards. As of December 31, 2017, the Corporation reclassified $2,343,000 from deferred tax assets to other assets.

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

As of December 31, 2017 and 2016, the Bank’s capital ratios exceeded the required minimums to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the tables, as well as meeting other requirements specified by the federal banking regulators, including not being subject to any written agreement or order issued by the FDIC pursuant to section 8 of the Federal Deposit Insurance Act.

The Bank is considered to be “Well Capitalized” as of December 31, 2017 and 2016, and there are no conditions or events since December 31, 2017 that Management believes have changed the Bank’s category.

The Corporation’s and Bank’s actual capital amounts and ratios are also presented in the table (000s omitted in dollar amounts).

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Risk Based Capital to Risk-Weighted Assets
Consolidated	$148,387	17.39%	$85,350	10%
Monroe Bank & Trust	146,842	17.21%	85,343	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	140,364	16.45%	68,280	8%
Monroe Bank & Trust	138,819	16.27%	68,274	8%
Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	140,364	16.45%	55,477	6.5%
Monroe Bank & Trust	138,819	16.27%	55,473	6.5%
Tier 1 Capital to Average Assets
Consolidated	140,364	10.44%	67,229	5%
Monroe Bank & Trust	138,819	10.33%	67,216	5%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total Capital to Risk-Weighted Assets
Consolidated	$153,957	18.35%	$83,923	10%
Monroe Bank & Trust	151,936	18.12%	83,831	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	145,144	17.30%	67,138	8%
Monroe Bank & Trust	143,123	17.07%	67,064	8%
Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	145,144	17.30%	54,550	6.5%
Monroe Bank & Trust	143,123	17.07%	54,490	6.5%
Tier 1 Capital to Average Assets
Consolidated	145,144	10.89%	66,645	5%
Monroe Bank & Trust	143,123	10.75%	66,579	5%

(14) Earnings Per Share

The calculation of earnings per common share for the years ended December 31 is as follows:

	2017	2016	2015
Basic
Net income	$10,609,000	$14,501,000	$12,082,000
Less preferred dividends	-	-	-
Net income applicable to common stock	$10,609,000	$14,501,000	$12,082,000
Average common shares outstanding	22,860,767	22,802,325	22,742,476
Income per common share - basic	$0.46	$0.64	$0.53

	2017	2016	2015
Diluted
Net income	$10,609,000	$14,501,000	$12,082,000
Less preferred dividends	-	-	-
Net income applicable to common stock	$10,609,000	$14,501,000	$12,082,000
Average common shares outstanding	22,860,767	22,802,325	22,742,476
Stock based compensation adjustment	158,949	134,868	174,278
Average common shares outstanding - diluted	23,019,716	22,937,193	22,916,754
Income per common share - diluted	$0.46	$0.63	$0.53

Stock awards totaling 91,500, 213,101 and 302,100 shares were not included in the computation of diluted earnings per share in the years ended December 31, 2017, 2016, and 2015, respectively, because they were antidilutive.

(15) Stock-Based Compensation Plan

The MBT Financial Corp. 2008 Stock Incentive Plan was approved by shareholders at the May 1, 2008 Annual meeting of shareholders of MBT Financial Corp. This plan authorized the Board of Directors to grant equity incentive awards to key employees and non-employee directors. Such grants may be made until May 1, 2018 for up to 1,000,000 shares of the Corporation’s common stock. At the May 7, 2015 Annual Meeting of Shareholders, this plan was amended to increase the number of shares available for awards to 1,500,000. The amount that may be awarded to any one individual is limited to 100,000 shares in any one calendar year. As of December 31, 2017, the number of shares available under the plan is 371,921.

Grants under the Stock Incentive Plan can be in the form of Stock Options, Stock Only Stock Appreciation Rights (SOSARs), Restricted Stock Awards, or Restricted Stock Unit Awards.

Stock Only Stock Appreciation Rights (SOSARs) – On February 23, 2017, 94,500 Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain officers in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. The SOSARs have a term of 10 years and vest in three equal annual installments beginning on December 31, 2017. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant, but providing for a cashless exercise. Upon exercise, the officers will generally receive common shares equal in value to the excess of the market value of the shares over the exercise price on the exercise date. The Stock Incentive Plan allows participants to cover their tax obligations by returning shares to the Company at the current fair market value at the time of exercise, which may result in a reduction in equity at the time of issuance.

The fair value of each SOSAR grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2017, 2016, and 2015: expected option lives of seven years for all three; expected volatility of 33.54%, 41.21%, and 56.42%; risk-free interest rates of 2.20%, 1.47%, and 1.79%; and dividend yields of 1.83%, 1.50%, and 1.30%.

A summary of the status of SOSARs under the plan is presented in the table below. SOSARs Exercisable at each year end excludes SOSARs that are vested but not in the money.

	2017		2016		2015
Stock Only Stock Appreciation Rights (SOSARs)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
SOSARs Outstanding, January 1	467,118	$5.38	609,275	$4.02	557,439	$3.58
Granted	94,500	10.90	105,500	8.26	128,000	5.31
Exercised	172,260	5.05	238,818	3.18	60,660	2.34
Forfeited	16,773	7.78	8,839	5.68	15,504	5.21
Expired	-	-	-	-	-	-
SOSARs Outstanding, December 31	372,585	$6.82	467,118	$5.38	609,275	$4.02
SOSARs Exercisable, December 31	250,565	$5.16	358,242	$4.83	425,356	$3.00

Weighted Average Fair Value of SOSARs
Granted During Year		$3.37		$3.08		$2.67

The SOSARs outstanding as of December 31, 2017 are exercisable at prices ranging from $1.85 to $10.90. The market value of the stock at December 31, 2017 was $10.60, and exercisable SOSARs excludes SOSARs that are vested but not in the money. The number of SOSARs and remaining life at each exercise price are as follows:

	Outstanding SOSARs		Exercisable SOSARs
Exercise Price	Shares	Remaining Life (in years)	Shares	Remaining Life (in years)
$1.85	22,500	3.67	22,500	3.67
$2.35	33,500	5.01	33,500	5.01
$3.03	13,000	1.01	13,000	1.01
$4.90	45,670	6.19	45,670	6.19
$4.94	34,843	7.07	34,843	7.07
$5.79	40,901	7.41	40,901	7.41
$8.26	81,671	8.15	51,151	8.15
$8.53	9,000	0.43	9,000	0.43
$10.90	91,500	9.15	-	9.15
	372,585	6.98	250,565	6.05

A summary of the status of the Corporation’s non-vested SOSARs as of December 31, 2017 and changes during the year ended December 31, 2017 is as follows:

Nonvested SOSAR Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	108,876	$2.93
Granted	94,500	3.37
Vested	(95,400)	3.02
Forfeited	(16,440)	3.00
Nonvested at December 31, 2017	91,536	$3.28

As of December 31, 2017, there was $300,000 of total unrecognized compensation cost related to nonvested SOSARs granted under the Plan. The cost is expected to be recognized over a weighted average period of 1.67 years.

Restricted Stock Awards – On February 23, 2017, 6,000 restricted shares were awarded to certain non-employee directors in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. The restricted shares vested on December 31, 2017. The expense for the restricted stock was based on the grant date value of $10.90 and was recognized over the vesting period

A summary of the status of the Corporation’s non-vested restricted stock awards as of December 31, 2017, 2016, and 2015, and changes during the years then ended is as follows:

Restricted Stock Awards	2017	2016	2015
Nonvested at January 1	1,250	2,500	-
Granted	6,000	6,000	8,500
Vested	7,250	6,250	6,000
Forfeited	-	1,000	-
Nonvested at December 31	-	1,250	2,500

The total expense recorded for the restricted stock awards was $69,000 in 2017, $50,000 in 2016, and $37,000 in 2015. The amount of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan was $0 as of December 31, 2017, $4,000 as of December 31, 2016, and $13,000 as of December 31, 2015.

Restricted Stock Unit Awards – Restricted stock units granted under the plan result in an award of common shares to key employees based on selected performance metrics during the performance period.

Key executives were granted 24,000 Restricted Stock Units (RSUs) on February 23, 2017. The RSUs will vest on December 15, 2019 according to the following schedule based on the Bank’s cumulative earnings per share in the two year performance period ending December 31, 2018:

Two Year Cumulative Basic EPS for the Two Year Performance Period Ending December 31, 2018	Percent of Target Achieved	Percent RSUs Vested
$1.23	100%	100%
$1.17	95%	83%
$1.10	90%	67%
$1.04	85%	50%
less than $1.04		0%

Restricted stock units are valued based on the share price at the date of grant multiplied by the number of units granted. The performance objective is expected to be met and 24,000 shares are expected to be awarded upon completion of the vesting period. The grant date value of the stock was $10.90 per share and the total value of the restricted stock units granted in 2017 was $262,000.

Key executives were granted 35,000 Restricted Stock Units (RSUs) on February 25, 2016. The RSUs will vest on December 15, 2018 based on the Bank achieving the performance target of $1.21 cumulative earnings per share in the two year performance period ending December 31, 2017. One executive retired and did not meet the vesting requirement. As a result, 5,000 RSUs were forfeited. Restricted stock units are valued based on the share price at the date of the grant multiplied by the number of units granted. The performance objective was achieved, and as a result, 30,000 RSUs were earned and will be awarded upon completion of the vesting period. The grant date value of the stock was $8.26 per share and the total value of the restricted stock units granted in 2016 was $289,000.

Accordingly, the Company recorded expenses of $237,000 in 2017 and $186,000 in 2016 for the RSUs granted. The RSU expense is accrued ratably over the performance and vesting period. The total unrecognized compensation costs associated with non-vested restricted stock units was $257,000 as of December 31, 2017. The Stock Incentive Plan allows participants to cover their tax obligations by returning shares to the Company at the current fair market value at the time of exercise, which may result in a reduction in equity at the time of issuance.

The RSU agreements grant the Compensation Committee of the Board of Directors the right to adjust the reported earnings per share (eps) for extraordinary transactions which may affect eps in order to ensure the pay for performance relationship. The enactment of the Tax Cuts and Jobs Act on December 22, 2017 is expected to affect the eps, and on February 22, 2018, the Compensation Committee approved adjusting the reported eps performance by adding $0.19 to the eps reported for 2017 and subtracting $0.08 from the eps reported for 2018 in determining the amount of RSUs to be vested under the RSUs awarded in 2016 and 2017.

The following table presents the recorded expense for all Stock Based Compensation awards for the years ended December 31, and the unrecognized compensation expense for all Stock Based Compensation Plans as of December 31 for each year (000s):

	2017	2016	2015
Recorded expense for all Stock Based Compensation awards	$614	$548	$413
Unrecognized compensation expense for all Stock Based Compensation awards	$557	$524	$479

(16) Parent Company

Condensed parent company financial statements, which include transactions with the subsidiary, are as follows (000s omitted):

Balance Sheets

	December 31,
	2017	2016
Assets
Cash and due from banks	$1,596	$1,975
Interest Bearing Time Deposits in Other Banks	250	-
Investment in subsidiary bank	131,113	139,093
Other assets	68	920
Total assets	$133,027	$141,988

Liabilities
Accounts payable and accrued expenses	$369	$874
Total liabilities	369	874

Stockholders' Equity
Total stockholders' equity	132,658	141,114
Total liabilities and stockholders' equity	$133,027	$141,988

Statements of Income

	Years Ended December 31,
	2017	2016	2015
Income
Dividends from subsidiary bank	$20,600	$15,650	$-
Interest Income	2	-	-
Total income	20,602	15,650	-

Expense
Other expense	454	332	321
Total expense	454	332	321

Income before tax and equity in undistributed net income of subsidiary bank	20,148	15,318	(321)
Income tax expense (benefit)	(158)	(113)	(109)
Income (Loss) before equity in undistributed net income of subsidiary bank	20,306	15,431	(212)
Equity in undistributed net income of subsidiary bank	(9,697)	(930)	12,294
Net Income	$10,609	$14,501	$12,082

Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
Cash Flows Provided By Operating Activities:
Net income	$10,609	$14,501	$12,082
Equity in undistributed net income of subsidiary bank	9,697	930	(12,294)
Gain on sales of investment securities	-	-	-
Net (decrease) increase in other liabilities	(505)	387	131
Net (increase) decrease in other assets	731	376	(134)
Net cash provided by (used for) operating activities	$20,532	$16,194	$(215)

Cash Flows Used For Investing Activities:
Sales and maturities of investment securities	$-	$-	$-
Purchase of time deposits in other banks	(250)	-	-
Investment in subsidiary	-	-	-
Net cash used for investing activities	$(250)	$-	$-

Cash Flows Provided By Financing Activities:
Issuance of common stock	$354	$221	$106
Repurchase of common stock	-	(1,414)	-
Dividends paid	(21,015)	(14,636)	-
Net cash provided by (used for)financing activities	$(20,661)	$(15,829)	$106

Net Increase (Decrease) In Cash And Cash Equivalents	$(379)	$365	$(109)

Cash and Cash Equivalents At Beginning Of Year	1,975	1,610	1,719
Cash And Cash Equivalents At End Of Year	$1,596	$1,975	$1,610

Under current regulations, the Bank is limited in the amount it may loan to the Corporation. Loans to the Corporation may not exceed ten percent of the Bank’s capital stock, surplus, and undivided profits plus the allowance for loan losses. Loans from the Bank to the Corporation are required to be collateralized. Accordingly, at December 31, 2017, Bank funds available for loans to the Corporation amounted to $14,649,000. The Bank has not made any loans to the Corporation.

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk at December 31 were as follows (000s omitted):

	Contractual Amount
	2017	2016
Commitments to extend credit:
Unused portion of commercial lines of credit	$103,080	$75,454
Unused portion of credit card lines of credit	5,934	4,983
Unused portion of home equity lines of credit	30,368	25,057
Standby letters of credit and financial guarantees written	1,364	1,582

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

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and other business transactions. All of the $1,364,000 of the standby letters of credit expire in 2018. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Various legal claims also arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

(18) Quarterly Financial Information (Unaudited) (000s omitted):

2017	First	Second	Third	Fourth
Total Interest Income	$10,051	$10,301	$10,658	$10,790
Total Interest Expense	456	437	427	417
Net Interest Income	9,595	9,864	10,231	10,373
Provision for (Recovery of) Loan Losses	(200)	-	-	(500)
Other Income	3,820	4,370	4,035	3,657
Other Expenses	9,062	9,008	8,950	9,115
Income Before Provision For Income Taxes	4,553	5,226	5,316	5,415
Provision For Income Taxes	1,373	1,586	1,383	5,559
Net Income	$3,180	$3,640	$3,933	$(144)

Basic Earnings Per Common Share	$0.14	$0.16	$0.17	$(0.01)
Diluted Earnings Per Common Share	$0.14	$0.16	$0.17	$(0.01)

Dividends Declared Per Share	$0.75	$0.05	$0.06	$0.06

2016	First	Second	Third	Fourth
Total Interest Income	$9,983	$9,862	$9,995	$10,019
Total Interest Expense	693	618	480	445
Net Interest Income	9,290	9,244	9,515	9,574
Provision for (Recovery of) Loan Losses	(300)	(200)	(700)	(1,000)
Other Income	4,114	5,555	4,039	3,805
Other Expenses	9,483	8,872	8,974	9,269
Income Before Provision For Income Taxes	4,221	6,127	5,280	5,110
Provision For Income Taxes	1,224	1,888	1,593	1,532
Net Income	$2,997	$4,239	$3,687	$3,578

Basic Earnings Per Common Share	$0.13	$0.19	$0.16	$0.16
Diluted Earnings Per Common Share	$0.13	$0.18	$0.16	$0.16

Dividends Declared Per Share	$0.53	$0.03	$0.04	$0.04

(19) Fair Value Disclosures

The following tables present information about the Corporation’s assets measured at fair value on a recurring basis at December 31, 2017 and 2016, and the valuation techniques used by the Corporation to determine those fair values.

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

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset. The Corporation did not utilize Level 3 inputs to measure the fair values of any assets on a recurring basis at December 31, 2017 and 2016.

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

Investment Securities Available for Sale at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$-	$135,880	$-
MBS issued by U.S. Government Agencies		244,777
Obligations of States and Political Subdivisions	-	36,983	-
Corporate Debt Securities	-	23,083	-
Other Securities	2,093	-	-
Total Securities Available for Sale	$2,093	$440,723	$-

Investment Securities Available for Sale at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$-	$275,000	$-
MBS issued by U.S. Government Agencies		146,209
Obligations of States and Political Subdivisions	-	30,609	-
Corporate Debt Securities	-	34,160	-
Other Securities	2,089	-	-
Total Securities Available for Sale	$2,089	$485,978	$-

The Company did not purchase any Level 3 available for sale securities during 2017 or 2016.

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

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$12,344	$-	$-	$11,234
Other Real Estate Owned	$1,412	$-	$-	$1,412

	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$17,711	$-	$-	$16,570
Other Real Estate Owned	$1,634	$-	$-	$1,634

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

MBT Financial Corp. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2017, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2017, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be in the Corporation’s periodic SEC filings.

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

MBT Financial Corp.’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that assessment, management determined that, as of December 31, 2017, the Corporation’s internal control over financial reporting is effective, based on those criteria. The registered public accounting firm that audited the financial statements included in this annual report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting which can be found under Item 8 of this form 10-K.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2017, that materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

Securities authorized for issuance under equity compensation plans as of December 31, 2017 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column ( a ))
	( a )	( b )	( c )
Equity Compensation plans approved by security holders	372,585	$6.82	371,921
Equity Compensation plans not approved by security holders	0	0	0
Total	372,585	$6.82	371,921

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

Exhibits

The following exhibits are filed as a part of this report:

3.1	Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2011.
3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.
10.1	MBT Financial Corp. 2008 Stock Incentive Compensation Plan, as Amended. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on June 1, 2015.
10.2

MBT Financial Corp. Amended and Restated Change in Control Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.5 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2005.

10.3	Monroe Bank & Trust Group Director Death Benefit Only Plan. Previously filed as Exhibit 10.4 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2006.
10.4	Monroe Bank & Trust Group Executive Death Benefit Only Plan. Previously filed as Exhibit 10.5 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2006.
10.5

Monroe Bank & Trust Amended and Restated Supplemental Executive Retirement Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended September 30, 2011.

10.6

MBT Financial Corp. Severance Agreements with Scott E. McKelvey, Audrey Mistor, Thomas G. Myers, and John L. Skibski. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on November 19, 2014.

10.7	MBT Financial Corp. Long-Term Incentive Compensation Plan previously filed as Exhibit 10.1 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
10.8	MBT Financial Corp. Executive Officer Annual Incentive Pay Plan previously filed as Exhibit 10.9 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2016.
10.9	MBT Financial Corp. Director Deferred Compensation Plan. Previously filed as Exhibit 10.10 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2014.
10.10	Monroe Bank and Trust Split Dollar Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended September 30, 2003.
21	Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
23	Consent of Independent Auditors.
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2018	MBT FINANCIAL CORP.

	By:	/s/ John L. Skibski
John L. Skibski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 9, 2018

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