Form 10-Q
period 2018-03-31
MBT FINANCIAL CORP
filed 2018-05-09
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of May 8, 2018, there were 22,977,864 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2018
Dollars in thousands	(Unaudited)	December 31, 2017

ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$13,987	$18,233
Interest bearing	481	34,777
Total cash and cash equivalents	14,468	53,010

Interest Bearing Time Deposits in Other Banks	14,196	15,196
Securities - Held to Maturity	36,907	37,163
Securities - Available for Sale	433,780	442,816
Equity Securities	6,205	4,148

Loans held for sale	-	346

Loans	722,640	694,979
Allowance for Loan Losses	(7,885)	(7,666)
Loans - Net	714,755	687,313

Accrued interest receivable and other assets	18,949	20,463
Other Real Estate Owned	1,229	1,412
Bank Owned Life Insurance	58,505	58,153
Premises and Equipment - Net	27,062	27,400
Total assets	$1,326,056	$1,347,420

LIABILITIES
Deposits
Non-interest bearing	$293,243	$299,838
Interest-bearing	900,120	898,326
Total deposits	1,193,363	1,198,164

Interest payable and other liabilities	15,191	16,598
Total liabilities	1,208,554	1,214,762

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 shares authorized, 22,973,261 and 22,907,844 shares issued and outstanding)	23,078	22,840
Retained earnings	106,330	117,524
Unearned compensation	(59)	-
Accumulated other comprehensive loss	(11,847)	(7,706)
Total stockholders' equity	117,502	132,658
Total liabilities and stockholders' equity	$1,326,056	$1,347,420

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended March 31,
Dollars in thousands, except per share data	2018	2017

Interest Income
Interest and fees on loans	$8,217	$7,364
Interest on investment securities-
Tax-exempt	404	310
Taxable	2,210	2,268
Interest on balances due from banks	125	109
Total interest income	10,956	10,051

Interest Expense
Interest on deposits	414	456
Interest on borrowed funds	6	-
Total interest expense	420	456

Net Interest Income	10,536	9,595
Recovery Of Loan Losses	(100)	(200)

Net Interest Income After Recovery Of Loan Losses	10,636	9,795

Other Income
Income from wealth management services	1,185	1,128
Service charges and other fees	946	1,014
Debit card income	720	680
Net gain (loss) on sales and redemptions of securities available for sale	(101)	10
Net gain (loss) on sales of Other Real Estate Owned	19	(34)
Origination fees on mortgage loans sold	62	59
Bank owned life insurance income	353	341
Other	600	622
Total other income	3,784	3,820

Other Expenses
Salaries and employee benefits	5,962	5,434
Occupancy expense	721	748
Equipment expense	793	697
Marketing expense	377	284
Professional fees	594	589
EFT/ATM expense	259	248
Other Real Estate Owned expenses	15	32
FDIC Deposit Insurance Assessment	107	107
Bonding and other insurance expense	132	122
Telephone expense	75	116
Other	757	685
Total other expenses	9,792	9,062

Income Before Income Taxes	4,628	4,553
Income Tax Expense	726	1,373
Net Income	$3,902	$3,180

Other Comprehensive Income - Net of Tax
Unrealized gains (losses) on securities	(4,204)	1,787
Reclassification adjustment for (gains) losses included in net income	80	(7)
Postretirement benefit liability	32	27
Total Other Comprehensive Income (Loss) - Net of Tax	(4,092)	1,807

Comprehensive Income (Loss)	$(239)	$4,987

Basic Earnings Per Common Share	$0.17	$0.14

Diluted Earnings Per Common Share	$0.17	$0.14

Dividends Declared Per Share of Common Stock	$0.66	$0.75

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
Dollars in thousands	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2018	22,907,844	$22,840	$117,524	$-	$(7,706)	$132,658

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	39,825	(178)	-	-	-	(178)
Restricted stock awards, net of shares redeemed for taxes	7,500	78	-	(78)	-	-
Employee Stock Purchase Plan and other stock issued	18,092	189	-	-	-	189
Tax benefit from exercise of options	-	-	-	-	-	-

Equity Compensation	-	216	-	19	-	235

Deferred Directors' Compensation	-	(67)	-	-	-	(67)

Cumulative Effect Adjustment (ASU 2016-01)	-	-	49	-	(49)	-

Dividends declared ($0.66 per share)	-	-	(15,145)	-	-	(15,145)

Net income	-	-	3,902	-	-	3,902
Other comprehensive income - net of tax	-	-	-	-	(4,092)	(4,092)

Balance - March 31, 2018	22,973,261	$23,078	$106,330	$(59)	$(11,847)	$117,502

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
Dollars in thousands	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2017	22,777,882	$22,562	$126,079	$(4)	$(7,523)	$141,114

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	59,743	(230)	-	-	-	(230)
Restricted stock awards, net of shares redeemed for taxes	6,000	65	-	(65)	-	-
Employee Stock Purchase Plan and other stock issued	17,169	190	-	-	-	190
Tax benefit from exercise of options	-	-	812	-	-	812

Equity Compensation	-	122	-	9	-	131

Deferred Directors' Compensation	-	(324)		-	-	(324)

Dividends declared ($0.75 per share)	-	-	(17,127)	-	-	(17,127)

Net income	-	-	3,180	-	-	3,180
Other comprehensive income - net of tax	-	-	-	-	1,807	1,807

Balance - March 31, 2017	22,860,794	$22,385	$112,944	$(60)	$(5,716)	$129,553

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
Dollars in thousands	2018	2017

Cash Flows from Operating Activities
Net Income	$3,902	$3,180
Adjustments to reconcile net income to net cash from operating activities
Recovery of loan losses	(100)	(200)
Depreciation	370	404
Net amortization of investment premium and discount	576	614
Adjustment for assets carried at fair market value	36	-
Writedowns of Other Real Estate Owned	-	6
Net decrease in interest payable and other liabilities	(1,434)	(1,932)
Net decrease in interest receivable and other assets	2,555	746
Writedowns of Other Assets	-	37
Equity based compensation expense	235	131
Net (gain) loss on sale/settlement of securities	101	(10)
Increase in cash surrender value of life insurance	(352)	(341)
Net cash provided by operating activities	$5,889	$2,635

Cash Flows from Investing Activities
Proceeds from maturities of interest bearing time deposits in other banks	$1,000	$750
Proceeds from maturities and redemptions of investment securities held to maturity	241	1,835
Proceeds from maturities and redemptions of investment securities available for sale	12,666	7,030
Proceeds from sales of investment securities available for sale	19,181	10,013
Net increase in loans	(27,140)	(10,465)
Proceeds from sales of other real estate owned	347	240
Proceeds from sales of other assets	40	-
Purchase of time deposits in other banks	-	(500)
Purchase of investment securities held to maturity	-	(2,565)
Purchase of Bank Owned Life Insurance	-	(3)
Purchase of investment securities available for sale	(30,799)	(7,073)
Purchase of bank premises and equipment	(32)	(184)
Net cash used for investing activities	$(24,496)	$(922)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$(4,801)	$3,355
Issuance of common stock	189	190
Stock redeemed for tax withholding - stock based compensation	(178)	(230)
Dividends paid	(15,145)	(17,127)
Net cash used for financing activities	$(19,935)	$(13,812)

Net Decrease in Cash and Cash Equivalents	$(38,542)	$(12,099)

Cash and Cash Equivalents at Beginning of Period	53,010	52,772
Cash and Cash Equivalents at End of Period	$14,468	$40,673

Supplemental Cash Flow Information
Cash paid for interest	$420	$458
Cash paid for federal income taxes	$-	$-

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$144	$-
Transfer of loans to other assets	$-	$40

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

ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for public entities for reporting periods beginning after December 15, 2017 (therefore, for the year ending December 31, 2018 for the Company). The ASU does not apply to financial instruments, which constitute a significant portion of our revenue. The Company adopted ASU 2014-09 on January 1, 2018 and determined that adoption of the standard did not have a significant impact on its financial statements.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU includes increased disclosures and various changes to the accounting and measurement of financial assets including the Company’s loans and available-for-sale and held-to-maturity debt securities. Each financial asset presented on the balance sheet would have a unique allowance for credit losses valuation account that is deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU also eliminate the probable initial recognition threshold in current GAAP and instead, reflect an entity’s current estimate of all expected credit losses using reasonable and supportable forecasts. The new credit loss guidance will be effective for the Company's year ending December 31, 2020. Upon adoption, the ASU will be applied using a modified retrospective transition method to the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Early adoption for all institutions is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard will likely have an effect on the Company's consolidated financial statements from a onetime adjustment to increase the ALLL upon adoption of the standard and due to increased provision expense at the time loans are originated. Management has begun the process of segmenting the portfolio and developing an implementation timeline.

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs – Premium Amortization on Purchased Callable Debt Securities (Subtopic 310-20).  This ASU was issued to shorten the amortization period for the premium to the earliest call date on debt securities.  This premium will now be recorded as a reduction to net interest margin during the shorter yield to call period, as compared to prior practice of amortizing the premium as a reduction to net interest margin over the contractual life of the instrument.  This ASU does not change the current method of amortizing any discount over the contractual life of the debt security, and this pronouncement is effective for fiscal years beginning after December 15, 2018, and must be adopted on a modified retrospective basis.  The Company has reviewed the investment portfolio and determined that the standard will not have a material effect on its financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU was issued to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income, requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, and require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. ASU 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. The Company adopted ASU 2016-01 on January 1, 2018 and it did not have a material effect on the consolidated financial statements. For exit pricing on loans, the Corporation made a fair value adjustment based on the yield metrics of the portfolio and applied a credit mark provided by its merger and acquisition advisors.

2. EARNINGS PER SHARE

The calculations of earnings per common share are as follows:

	For the three months ended March 31,
	2018	2017
Basic
Net income	$3,902,000	$3,180,000
Average common shares outstanding	22,943,736	22,821,273
Earnings per common share - basic	$0.17	$0.14

Diluted
Net income	$3,902,000	$3,180,000
Average common shares outstanding	22,943,736	22,821,273
Equity compensation	119,464	140,152
Average common shares outstanding - diluted	23,063,200	22,961,425
Earnings per common share - diluted	$0.17	$0.14

3. STOCK BASED COMPENSATION

Stock Only Stock Appreciation Rights (SOSARs) - On February 22, 2018, 105,000 Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. The SOSARs have a term of ten years and vest in three equal annual installments beginning on December 31, 2018. The fair value of $2.36 for the SOSARs was estimated at the date of the grant, using the Black-Scholes option pricing model, with the following assumptions: expected option lives of 7 years, expected volatility of 23.64%, a risk free interest rate of 2.86% and dividend yield of 2.18%. The fair value of the Company’s common stock was $10.45 on the grant date.

SOSARs granted under the plan are structured as fixed grants with the base price equal to the market value of the underlying stock on the date of the grant.

The following table summarizes the SOSARs that have been granted:

		Weighted Average
	SOSARs	Base Price
SOSARs Outstanding, January 1, 2018	372,585	$6.82
Granted	105,000	10.45
Exercised	(89,536)	4.15
Forfeited	(3,003)	10.02
Expired	-	-
SOSARs Outstanding, March 31, 2018	385,046	$8.41
SOSARs Exercisable, March 31, 2018	161,029	$5.72

The exercise of a SOSAR results in the issuance of a number of shares of common stock of the Company based on the appreciation of the market price of the stock over the base price of the SOSAR. The market value of the Company’s common stock on March 31, 2018 was $10.75. The value of the exercisable SOSARs that are in-the-money as of March 31, 2018 was $810,000, and exercise of those SOSARs on that date would have resulted in the issuance of 75,347 shares of common stock. The plan allows participants to elect to withhold shares from the exercise of SOSARs to cover their tax liability. This may affect the number of shares issued and the value of the common stock account on the balance sheet and the statement of changes in equity.

Restricted Stock Unit Awards – On February 22, 2018, 21,500 performance restricted stock units were awarded to certain key executive officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. Each Restricted Stock Unit (RSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a two year performance period that ends on December 31, 2019 if the defined performance targets are achieved. The grant date fair value of the stock was $10.45 per share. Earned RSUs vest on December 15, 2020 and as of March 31, 2018 none of the RSUs were vested.

Restricted Stock Awards – On February 22, 2018, 7,500 restricted shares were awarded to certain non-executive members of the board of directors in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. The restricted shares vest on December 31, 2018. The expense for the restricted stock is based on the grant date value of $10.45 and is recognized over the vesting period. The unrecognized cost related to the non-vested restricted stock awards was $59,000 as of March 31, 2018.

The total expense for equity based compensation was $236,000 in the first quarter of 2018 and $131,000 in the first quarter of 2017. The unrecognized compensation expense for all equity based compensation plans is $950,000 as of March 31, 2018. The expense is expected to be recognized over a weighted average period of 1.98 years.

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

Loans consist of the following (000s omitted):

	March 31,	December 31,
	2018	2017
Residential real estate loans	$223,318	$222,014
Commercial and Construction real estate loans	290,256	293,202
Agriculture and agricultural real estate loans	22,319	21,231
Commercial and industrial loans	131,902	122,219
Loans to individuals for household, family, and other personal expenditures	54,845	36,313
Total loans, gross	$722,640	$694,979
Less: Allowance for loan losses	7,885	7,666
Net Loans	$714,755	$687,313

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

The following table summarizes nonperforming assets (000s omitted):

	March 31,	December 31,
	2018	2017
Nonaccrual loans	$3,453	$3,658
Loans 90 days past due and accruing	-	3
Restructured loans	8,290	9,625
Total nonperforming loans	$11,743	$13,286

Other real estate owned	1,229	1,412
Other assets	-	40
Total nonperforming assets	$12,972	$14,738

Nonperforming assets to total assets	0.98%	1.09%
Allowance for loan losses to nonperforming loans	67.15%	57.70%

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

Activity in the allowance for loan losses during the three months ended March 31, 2018 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended March 31, 2018
Beginning Balance	$195	$1,443	$3,297	$491	$1,279	$961	$7,666
Charge-offs	-	-	(3)	-	(7)	(2)	(12)
Recoveries	2	15	240	20	42	12	331
Provision	13	(61)	(446)	(50)	(225)	669	(100)
Ending balance	$210	$1,397	$3,088	$461	$1,089	$1,640	$7,885

Allowance for loan losses as of March 31, 2018
Ending balance individually evaluated for impairment	$1	$146	$315	$354	$131	$199	$1,146
Ending balance collectively evaluated for impairment	209	1,251	2,773	107	958	1,441	6,739
Ending balance	$210	$1,397	$3,088	$461	$1,089	$1,640	$7,885

Loans as of March 31, 2018
Ending balance individually evaluated for impairment	$1,139	$260	$3,720	$1,574	$4,566	$424	$11,683
Ending balance collectively evaluated for impairment	21,180	131,642	266,608	18,354	218,752	54,421	710,957
Ending balance	$22,319	$131,902	$270,328	$19,928	$223,318	$54,845	$722,640

Activity in the allowance for loan losses during the three months ended March 31, 2017 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended March 31, 2017
Beginning Balance	$201	$1,632	$3,336	$525	$1,599	$1,165	$8,458
Charge-offs	-	-	(25)	-	(50)	(37)	(112)
Recoveries	3	56	37	13	54	25	188
Provision	(4)	(109)	90	(4)	(33)	(140)	(200)
Ending balance	$200	$1,579	$3,438	$534	$1,570	$1,013	$8,334

Allowance for loan losses as of March 31, 2017
Ending balance individually evaluated for impairment	$5	$181	$234	$381	$230	$182	$1,213
Ending balance collectively evaluated for impairment	195	1,398	3,204	153	1,340	831	7,121
Ending balance	$200	$1,579	$3,438	$534	$1,570	$1,013	$8,334

Loans as of March 31, 2017
Ending balance individually evaluated for impairment	$1,213	$327	$3,458	$1,705	$6,502	$459	$13,664
Ending balance collectively evaluated for impairment	19,810	107,504	247,335	19,824	212,473	42,314	649,260
Ending balance	$21,023	$107,831	$250,793	$21,529	$218,975	$42,773	$662,924

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

The portfolio segments in each credit risk grade as of March 31, 2018 are as follows (000s omitted):

Credit Quality Indicators as of March 31, 2018
Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$-	$2,424	$143	$10,355	$138,517	$49,109	$200,548
10	-	6,779	-	-	-	-	6,779
20	281	292	331	-	-	-	904
30	504	32,711	10,358	-	935	3,869	48,377
40	15,421	81,565	220,063	4,845	72,875	1,839	396,608
45	1,406	3,113	16,746	1,506	4,788	-	27,559
50	2,180	3,485	15,982	1,648	2,508	4	25,807
55	1,505	1,084	2,260	1,528	814	-	7,191
60	1,022	449	4,445	46	2,881	24	8,867
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$22,319	$131,902	$270,328	$19,928	$223,318	$54,845	$722,640

Performing	$21,710	$131,614	$267,374	$18,353	$217,442	$54,404	$710,897
Nonperforming	609	288	2,954	1,575	5,876	441	11,743
Total	$22,319	$131,902	$270,328	$19,928	$223,318	$54,845	$722,640

The portfolio segments in each credit risk grade as of December 31, 2017 are as follows (000s omitted):

Credit Quality Indicators as of December 31, 2017
Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$-	$1,341	$160	$13,903	$135,311	$30,359	$181,074
10	-	6,870	-	-	-	-	6,870
20	281	293	353	-	-	-	927
30	503	29,655	6,300	-	941	3,972	41,371
40	14,819	76,792	223,468	4,857	72,634	1,947	394,517
45	1,414	2,391	12,244	1,528	5,363	-	22,940
50	1,864	3,778	21,802	1,667	3,590	6	32,707
55	1,441	594	1,857	1,537	867	2	6,298
60	909	505	3,460	66	3,308	27	8,275
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$21,231	$122,219	$269,644	$23,558	$222,014	$36,313	$694,979

Performing	$20,665	$121,768	$265,801	$21,955	$215,643	$35,861	$681,693
Nonperforming	566	451	3,843	1,603	6,371	452	13,286
Total	$21,231	$122,219	$269,644	$23,558	$222,014	$36,313	$694,979

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of March 31, 2018 and December 31, 2017 (000s omitted):

March 31, 2018	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$26	$30	$-	$56	$22,263	$22,319	$-
Commercial	88	-	-	$88	131,814	131,902	-
Commercial Real Estate	807	283	-	1,090	269,238	270,328	-
Construction Real Estate	-	-	-	-	19,928	19,928	-
Residential Real Estate	1,310	14	978	2,302	221,016	223,318	-
Consumer and Other	40	-	-	40	54,805	54,845	-
Total	$2,271	$327	$978	$3,576	$719,064	$722,640	$-

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$21,231	$21,231	$-
Commercial	111	8	5	124	122,095	122,219	3
Commercial Real Estate	834	783	56	1,673	267,971	269,644	-
Construction Real Estate	17	-	-	17	23,541	23,558	-
Residential Real Estate	1,361	58	871	2,290	219,724	222,014	-
Consumer and Other	55	2	-	57	36,256	36,313	-
Total	$2,378	$851	$932	$4,161	$690,818	$694,979	$3

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

The following is a summary of non-accrual loans as of March 31, 2018 and December 31, 2017 (000s omitted):

	March 31, 2018	December 31, 2017
Agriculture and Agricultural Real Estate	$43	$-
Commercial	87	243
Commercial Real Estate	1,528	1,580
Construction Real Estate	14	33
Residential Real Estate	1,764	1,783
Consumer and Other	17	19
Total	$3,453	$3,658

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of March 31, 2018 and March 31, and December 31, 2017 (000s omitted):

March 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$899	$895	$-	$820	$11
Commercial	-	-	-	-	-
Commercial Real Estate	1,692	1,754	-	1,706	21
Construction Real Estate	-	-	-	-	-
Residential Real Estate	3,918	4,104	-	4,129	52
Consumer and Other	82	82	-	84	1

With an allowance recorded:
Agriculture and Agricultural Real Estate	240	239	1	240	3
Commercial	260	264	146	266	3
Commercial Real Estate	2,028	2,059	315	2,064	32
Construction Real Estate	1,574	1,607	354	1,597	19
Residential Real Estate	648	658	131	660	7
Consumer and Other	342	342	199	345	4

Total:
Agriculture and Agricultural Real Estate	$1,139	$1,134	$1	$1,060	$14
Commercial	260	264	146	266	3
Commercial Real Estate	3,720	3,813	315	3,770	53
Construction Real Estate	1,574	1,607	354	1,597	19
Residential Real Estate	4,566	4,762	131	4,789	59
Consumer and Other	424	424	199	429	5

Total	$11,683	$12,004	$1,146	$11,911	$153

	Recorded Investment as of December 31, 2017	Unpaid Principal Balance as of December 31, 2017	Related Allowance as of December 31, 2017	Average Recorded Investment for the Three Months Ended March 31, 2017	Interest Income Recognized in the Three Months Ended March 31, 2017

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$829	$826	$-	$973	$10
Commercial	-	-	-	65	1
Commercial Real Estate	1,977	2,034	-	661	7
Construction Real Estate	17	21	-	81	1
Residential Real Estate	3,757	3,935	-	4,479	57
Consumer and Other	30	30	-	31	1

With an allowance recorded:
Agriculture and Agricultural Real Estate	241	240	1	245	3
Commercial	265	268	148	293	3
Commercial Real Estate	1,776	1,783	219	2,914	34
Construction Real Estate	1,586	1,619	360	1,647	19
Residential Real Estate	1,464	1,515	177	2,277	24
Consumer and Other	402	403	205	434	5

Total:
Agriculture and Agricultural Real Estate	$1,070	$1,066	$1	$1,218	$13
Commercial	265	268	148	358	4
Commercial Real Estate	3,753	3,817	219	3,575	41
Construction Real Estate	1,603	1,640	360	1,728	20
Residential Real Estate	5,221	5,450	177	6,756	81
Consumer and Other	432	433	205	465	6

Total	$12,344	$12,674	$1,110	$14,100	$165

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three month periods ended March 31, 2018 and March 31, 2017 are as follows (000s omitted from dollar amounts):

	Three months ended
	March 31, 2018
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-
Commercial	-	-	-
Commercial Real Estate	1	283	283
Construction Real Estate	-	-	-
Residential Real Estate	1	150	150
Consumer and Other	-	-	-
Total	2	$433	$433

	Three months ended
	March 31, 2017
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-
Commercial	2	29	29
Commercial Real Estate	2	74	54
Construction Real Estate	-	-	-
Residential Real Estate	3	212	180
Consumer and Other	1	1	1
Total	8	$316	$264

The Bank considers TDRs that become past due under the modified terms as defaulted. The following table shows the loans that became TDRs during the three month periods ended March 31, 2018 and March 31, 2017 that subsequently defaulted during the three month periods ended March 31, 2018 and March 31, 2017, respectively.

	Three months ended		Three months ended
	March 31, 2018		March 31, 2017
	Number of Contracts	Recorded Principal Balance	Number of Contracts	Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	-	$-
Commercial	-	-	-	-
Commercial Real Estate	1	283	-	-
Construction Real Estate	-	-	-	-
Residential Real Estate	-	-	-	-
Consumer and Other	-	-	-	-
Total	1	$283	-	$-

The Company has allocated $975,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at March 31, 2018. In addition, there were no commitments to lend additional amounts to borrowers that are classified as troubled debt restructurings as of March 31, 2018 and March 31, 2017.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of March 31, 2018 and December 31, 2017 (000s omitted):

	Held to Maturity
	March 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$36,407	$534	$(384)	$36,557
Corporate Debt Securities	500	-	(20)	480
	$36,907	$534	$(404)	$37,037

	Available for Sale
	March 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$139,952	$-	$(6,709)	$133,243
Mortgage Backed Securities issued by U.S. Government Agencies	245,122	-	(5,993)	239,129
Obligations of States and Political Subdivisions	48,860	42	(779)	48,123
Corporate Debt Securities	13,065	241	(21)	13,285
	$446,999	$283	$(13,502)	$433,780

	Held to Maturity
	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$36,663	$666	$(322)	$37,007
Corporate Debt Securities	500	-	(21)	479
	$37,163	$666	$(343)	$37,486

	Available for Sale
	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$140,090	$32	$(4,242)	$135,880
Mortgage Backed Securities issued by U.S. Government Agencies	248,649	3	(3,875)	244,777
Obligations of States and Political Subdivisions	37,308	48	(373)	36,983
Corporate Debt Securities	22,662	462	(41)	23,083
Equity Securities	2,044	49	-	2,093
	$450,753	$594	$(8,531)	$442,816

The amortized cost and estimated market values of securities by contractual maturity as of March 31, 2018 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Contractual maturity in
1 year or less	$8,940	$8,950	$3,079	$3,077
After 1 year through five years	19,372	19,422	53,621	51,832
After 5 years through 10 years	7,476	7,609	107,932	102,872
After 10 years	1,119	1,056	37,245	36,870
Total	36,907	37,037	201,877	194,651
Mortgage Backed Securities	-	-	245,122	239,129
Securities with no stated maturity	-	-	2,044	2,057
Total	$36,907	$37,037	$449,043	$435,837

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017.

March 31, 2018

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$29,943	$867	$103,299	$5,842	$133,242	$6,709
Mortgage Backed Securities issued by U.S. Government Agencies	162,899	3,135	76,230	2,858	239,129	5,993
Obligations of States and Political Subdivisions	42,466	688	13,715	475	56,181	1,163
Corporate Debt Securities	2,524	41	-	-	2,524	41
	$237,832	$4,731	$193,244	$9,175	$431,076	$13,906

December 31, 2017

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$25,257	$286	$105,329	$3,956	$130,586	$4,242
Mortgage Backed Securities issued by U.S. Government Agencies	161,792	1,725	81,157	2,150	242,949	3,875
Obligations of States and Political Subdivisions	23,898	357	16,741	338	40,639	695
Corporate Debt Securities	4,560	39	2,009	23	6,569	62
	$215,507	$2,407	$205,236	$6,467	$420,743	$8,874

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at March 31, 2018. As of March 31, 2018 and December 31, 2017, there were 219 and 205 securities in an unrealized loss position, respectively.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, and the valuation techniques used by the Company to determine those fair values.

					Total
	Carrying				Estimated
March 31, 2018	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$14,468	$14,468	$-	$-	$14,468
Time Deposits in Other Banks	14,196	-	13,234	750	13,984
Securities - Held to Maturity
Obligations of States and Political Subdivisions	36,407	-	2,394	34,163	36,557
Corporate Debt Securities	500	-	480	-	480

Securities - Available for Sale
Obligations of U.S. Government Agencies	133,243	-	133,243	-	133,243
MBS issued by U.S. Government Agencies	239,129	-	239,129	-	239,129
Obligations of States and Political Subdivisions	48,123	-	48,123	-	48,123
Corporate Debt Securities	13,285	-	13,285	-	13,285

Equity Securities	6,205	2,057	4,148	-	6,205
Loans Held for Sale	-	-	-	-	-
Loans, net	714,755	-	-	664,062	664,062
Accrued Interest Receivable	4,394	-	-	4,394	4,394

Financial Liabilities:
Noninterest Bearing Deposits	293,243	293,243	-	-	293,243
Interest Bearing Deposits	900,120	-	901,213	-	901,213
Accrued Interest Payable	62	-	-	62	62

					Total
	Carrying				Estimated
December 31, 2017	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$53,010	$53,010	$-	$-	$53,010
Time Deposits in Other Banks	15,196	-	15,082	-	15,082
Securities - Held to Maturity
Obligations of States and Political Subdivisions	36,663	-	2,407	34,600	37,007
Corporate Debt Securities	500	-	479	-	479

Securities - Available for Sale
Obligations of U.S. Government Agencies	135,880	-	135,880	-	135,880
MBS issued by U.S. Government Agencies	244,777	-	244,777	-	244,777
Obligations of States and Political Subdivisions	36,983	-	36,983	-	36,983
Corporate Debt Securities	23,083	-	23,083	-	23,083
Equity Securities	2,093	2,093	-	-	2,093

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	346	-	-	356	356
Loans, net	687,313	-	-	657,684	657,684
Accrued Interest Receivable	4,169	-	-	4,169	4,169

Financial Liabilities:
Noninterest Bearing Deposits	299,838	299,838	-	-	299,838
Interest Bearing Deposits	898,326	-	899,481	-	899,481
Accrued Interest Payable	61	-	-	61	61

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

The Company’s assets with Level 3 fair values are carried at their amortized cost values as of March 31, 2018 or December 31, 2017. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

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

Assets measured at fair value on a nonrecurring basis are as follows (000s omitted):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Impaired loans	$-	$-	$10,537
Other Real Estate Owned	$-	$-	$1,229

December 31, 2017
Impaired loans	$-	$-	$11,234
Other Real Estate Owned	$-	$-	$1,412

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	March 31,	December 31,
	2018	2017
Commitments to extend credit:
Unused portion of commercial lines of credit	$102,843	$103,080
Unused portion of credit card lines of credit	6,130	5,934
Unused portion of home equity lines of credit	30,970	30,368
Standby letters of credit and financial guarantees written	1,674	1,364
All other off-balance sheet commitments	-	-

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

The net profit of $3,902,000 for the first quarter of 2018 was an increase of $722,000 or 22.7% compared to the first quarter of 2017. The increase was mainly the result of an increase of $941,000 in the net interest income and a decrease of $647,000 in the federal income tax expense. The effect of these items was mitigated by an increase of $100,000 in the provision for loan losses, a decrease of $36,000 in non-interest income and an increase of $730,000 in non-interest expenses.

The national economic condition is good, and the economy in southeast Michigan is continuing to recover. State and local unemployment rates are holding steady near their lowest post-recession levels, and are now comparable to the national average. Commercial and residential development property values continue to improve, with most values reaching or exceeding their pre-recession levels. Our total classified assets, which include internal watch list loans, other real estate owned, and nonperforming and watch list investment securities, have been improving steadily since 2014. Classified assets decreased $5.3 million, or 34.6% compared to a year ago. Net recoveries were $319,000, or 0.18% of loans, annualized, in the first quarter of 2018, compared to $76,000, or 0.05% in the first quarters of 2017. Due to improving loan quality metrics and net recoveries, another reduction in our Allowance for Loan and Lease Losses (ALLL) was appropriate, and we recorded a $100,000 credit to the provision expense in the first quarter of 2018. This reflected an increase of $100,000 when compared to the negative provision of $200,000 recorded in the first quarter of 2017. The ALLL increased $219,000 during the quarter, but decreased as a percent of loans from 1.10% at the end of 2017 to 1.09% due to the growth in the loan portfolio. We assess the adequacy of our ALLL each quarter, and adjust it as necessary by debiting or crediting the provision expense. The allowance includes $1.1 million of specific allocations on $11.7 million of loans evaluated for impairment and $6.8 million of general allocations on the remainder of the portfolio. The general allocation is based on the historical charge off experience of the previous 20 quarters. The improvement in the historical loss rates is slowing and loan growth is continuing, so we do not expect negative provisions to continue.

The $941,000 increase in Net Interest Income in the first quarter of 2018 compared to the first quarter of 2017 was entirely due to the increase in the net interest margin, as the amount of average earning assets decreased $5.6 million, or 0.5%. The net interest margin increased from 3.21% to 3.52% because the yield on earnings assets increased and the cost of interest bearing liabilities decreased. Non-interest income for the quarter decreased $36,000, as the improvements in Wealth Management fees and debit card income were exceeded by reductions in deposit account fees and gains on securities transactions. Non-interest expenses increased $730,000 as salaries, benefits, equipment, and marketing expenses all increased.

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

To determine the Allowance for Loan Losses, the Company estimates losses on all loans that are not classified as non-accrual or renegotiated by applying historical loss rates, adjusted for current conditions, to those loans. In addition, all non-accrual loan relationships over $250,000 that are classified by Management as nonperforming as well as selected performing accounts and all renegotiated loans are individually tested for impairment. Any amount of monetary impairment is included in the Allowance for Loan Losses.

To determine the fair value of investment securities, the Company utilizes quoted prices in active markets for identical assets, quoted prices for similar assets in active markets, or discounted cash flow calculations for investments where there is little, if any, market activity for the asset.

Financial Condition

The regional economic conditions remained strong this quarter, with steady local unemployment rates and increasing property values. Management efforts remain focused on improving asset quality, increasing net interest income, and improving non-interest income and expenses.

With respect to asset quality, our nonperforming assets (“NPAs”) decreased 11.6% during the quarter, from $14.7 million to $13.0 million, while total classified assets increased slightly from $9.7 million to $10.1 million. Loan delinquencies decreased from $4.2 million 30 days or more past due as of December 31, 2017 to $3.6 million as of March 31, 2018 and the delinquency percentage decreased from 0.60% to 0.49% of the total loans. Over the last twelve months, NPAs decreased $3.8 million, or 22.5%, with nonperforming loans decreasing 23.5% from $15.3 million to $11.7 million, and Other Real Estate Owned (“OREO”) decreased 14.3% from $1.4 million to $1.2 million. Total classified assets, which include internally classified watch list loans, other real estate, and watch list investment securities, decreased $5.3 million, or 34.6%. The amount required in the Allowance for Loan and Lease Losses (“ALLL”) decreased $0.4 million over the last four quarters because of the improvement in the quality of the assets in the loan portfolio and a decrease in the historical loss rates. The ALLL is now 1.09% of loans, down from 1.26% at March 31, 2017. The ALLL is 67.15% of nonperforming loans (“NPLs”), compared to 57.70% at year end and 54.37% at March 31, 2017. In light of current economic conditions, we believe that this level of ALLL adequately estimates the potential losses in the loan portfolio.

Since December 31, 2017, total loans held for investment increased $27.3 million as new loan activity exceeded payments received and other reductions in the period. Even with the increase in loans, our pipeline of loans in process remained steady, and we expect new loan production to continue to exceed run off, resulting in an increase in loans outstanding throughout 2018.

Since December 31, 2017, deposits decreased $4.8 million, other liabilities decreased $1.4 million, and capital decreased $15.2 million, and as a result our total assets decreased $21.4 million, or 1.6%. Deposits decreased during the first quarter of 2018 as some of our local competitors increased their deposit interest rates faster than we have. We monitor the competition closely, and have adjusted some of our pricing in order to preserve our strong deposit base while still controlling our interest expense. We expect this to result in a small amount of deposit funding growth in the second quarter of 2018, but we have adequate on and off balance sheet liquidity to fund our continued loan growth without needing to actively grow deposits. The total capital decreased $15.2 million since December 31, 2017, mainly because dividends paid exceeded earnings by $11.2 million due to the special dividend of $13.8 million paid in the first quarter of 2018. Capital also decreased due to an increase of $4.1 million in the Accumulated Other Comprehensive Loss, which was due to the decrease in the market value of securities available for sale. Capital decreased at a higher rate than assets, causing the capital to assets ratio to decrease from 9.85% at December 31, 2017 to 8.86% at March 31, 2018.

Results of Operations – First Quarter 2018 vs. First Quarter 2017

Net Interest Income - A comparison of the income statements for the three months ended March 31, 2018 and 2017 shows an increase of $941,000, or 9.8%, in Net Interest Income. Interest income on loans increased $853,000, or 11.6% as the average loans outstanding increased $49.3 million and the average yield on loans increased from 4.55% to 4.72%. The average loans outstanding increased due to the purchase of a pool of consumer loans related to the refinance of student debt, the purchase of 2 syndicated loans, and organic growth in our local markets. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $52,000 even though the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $54.9 million because the investment portfolio yield increased from 1.90% to 2.14%. The Company continues to maintain a high level of liquidity, but some of that liquidity is being used by redeploying earning assets from low yielding short term investments and deposits in the Federal Reserve Bank into higher yielding loans. The interest expense on deposits decreased $42,000, or 9.2% as the average deposits decreased $1.7 million and the average cost of deposits decreased from 0.15% to 0.14%. The average cost of deposits decreased because maturing time deposits are either resetting at lower rates or customers are moving the funds to non interest bearing demand deposit accounts or low cost non maturity deposits due to the low interest rate environment.

Provision for Loan Losses - The Provision for Loan Losses increased $100,000 compared to the first quarter of 2017 as a $100,000 credit to provision expense was recorded in the first quarter of 2018, compared to a negative provision expense of $200,000 that was recorded in the first quarter of 2017. We only charged off $12,000 of principal while recovering $331,000 of previously charged off loans in the first quarter of 2018, for a net recovery total of $319,000, or 0.18% of loans, annualized. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Even though the portfolio risk indicators improved, growth in the portfolio resulted in the need for an increase of $219,000 in the amount of ALLL required. The net recoveries of $319,000 enabled us to achieve the required ALLL by recording the negative provision expense of $100,000. The allowance includes $1.1 million of specific allocations and $6.8 million of general allocations. The general allocation is based on the historical charge off experience of the previous 20 quarters. The historical charge off rate is not expected to continue to improve significantly, and if loan growth continues as expected, small provision expenses may be required.

Other Income – Non interest income decreased $36,000, or 0.9% compared to the first quarter of 2017. Service charges on deposit accounts decreased $68,000 due to lower overdraft activity. Gains on securities transactions decreased $111,000 due to losses in the first quarter of 2018 related to some portfolio restructuring transactions. Wealth management fees increased $57,000 due to an increase in the market value of assets under management, and debit card income increased due to increased customer debit card usage.

Other Expenses – Total non-interest expenses increased $730,000, or 8.1% compared to the first quarter of 2017. Salaries and Employee Benefits increased $528,000, or 9.7% due to higher salaries, a larger incentive compensation accrual, separation expenses, and an adjustment to the stock based compensation accrual related to the special dividend. Also, the 401k matching contribution increased due to higher employee deferrals, health insurance benefits expense increased, and payroll tax expense was higher. Equipment expense increased $96,000 due to higher computer expense, which included earlier completion of our annual PC network hardware replacement and initial expenses related to a wealth management system conversion that is planned for later in 2018. Marketing expenses increased $93,000, or 32.7% due to increased advertising and other expenses related to our branding initiative.

As a result of the above activity, the Profit Before Income Taxes in the first quarter of 2018 was $4,628,000, an increase of $75,000 compared to the pre-tax profit of $4,553,000 in the first quarter of 2017. The Company recorded a federal income tax expense of $726,000 in the first quarter of 2018, reflecting an effective tax rate of 15.7%, compared to the tax expense of $1,373,000 in the first quarter of 2017, which reflected an effective rate of 30.2%. The tax expense in the first quarter of 2018 reflected the decrease in our statutory rate from 34% to 21% resulting from the Tax Cuts and Jobs Act, and also included a tax benefit related to our stock based compensation program. The Net profit for the first quarter of 2018 was $3,902,000, an increase of 22.7% compared to the net profit of $3,180,000 in the first quarter of 2017.

Cash Flows

Cash flows provided by operating activities increased $3,254,000 compared to the first three months of 2017 mainly because the net income was $722,000 higher in 2018 and the cash provided by decreasing our other assets increased $1,809,000. The cash flow used for investing activities increased $23.6 million from $0.9 million used in the first three months of 2017 to $24.5 million used in the first three months of 2018. This was the result of an increase in the amount of investment in loans. The bank is actively growing its loan portfolio, and funding that growth with maturities, calls, and sales of investment securities. The amount of cash used for financing activities was $6.1 million higher in the first three months of 2018 than it was in the first three months of 2017 because deposits decreased by $4.8 million in the first quarter of 2018 and increased by $3.4 million in the first quarter of 2017, a difference of $8.2 million. This was partially offset by a $2.0 million reduction in the cash used to pay dividends. In the first quarter of 2018, the cash used for investing and financing activities exceeded the cash provided by operating activities, and the amount of cash and cash equivalents decreased by $38.5 million during the period. In the first quarter of 2017, the cash used for investing and financing activities exceeded the cash provided by operating activities, resulting in a decrease of $12.1 million in cash and cash equivalents during the first quarter. We expect cash flows from redemptions of callable investment securities to remain low in the second quarter of 2018, and we plan to utilize short term borrowings to fund loan growth until cash flow occurs from the maturities of investment securities. We anticipate that we will maintain our current level of cash and cash equivalents through the end of the year.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of March 31, 2018, the Bank was not utilizing any of its authorized limit of $255 million with the Federal Home Loan Bank of Indianapolis, or its $20 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, or its $25 million federal funds line with a correspondent bank. The Company periodically draws on its overdraft and fed funds lines to ensure that funding will be available if needed.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first three months of 2018 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $117.5 million at March 31, 2018 and $132.7 million at December 31, 2017. Retained earnings decreased $11.2 million as the year to date profit was exceeded by the payment of cash dividends on the common stock, and the Accumulated Other Comprehensive Loss (AOCL) increased due to a decrease in the value of our securities that are classified as Available For Sale. Total equity decreased $15.2 million while total assets decreased $21.4 million, so the ratio of equity to assets decreased from 9.85% at December 31, 2017 to 8.86% at March 31, 2018.

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

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of March 31, 2018:
Total Capital to Risk-Weighted Assets
Consolidated	$137,569	15.77%	$87,227	10.0%
Monroe Bank & Trust	136,003	15.59%	87,218	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	129,349	14.83%	69,782	8.0%
Monroe Bank & Trust	127,783	14.65%	69,774	8.0%
Common Equity Tier 1 Capital to
Risk-Weighted Assets
Consolidated	129,349	14.83%	56,698	6.5%
Monroe Bank & Trust	127,783	14.65%	56,692	6.5%
Tier 1 Capital to Average Assets
Consolidated	129,349	9.62%	67,202	5.0%
Monroe Bank & Trust	127,783	9.51%	67,185	5.0%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Capital to Risk-Weighted Assets
Consolidated	$148,387	17.39%	$85,350	10.0%
Monroe Bank & Trust	146,842	17.21%	85,343	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	140,364	16.45%	68,280	8.0%
Monroe Bank & Trust	138,819	16.27%	68,274	8.0%
Common Equity Tier 1 Capital to
Risk-Weighted Assets
Consolidated	140,364	16.45%	55,477	6.5%
Monroe Bank & Trust	138,819	16.27%	55,473	6.5%
Tier 1 Capital to Average Assets
Consolidated	140,364	10.44%	67,229	5.0%
Monroe Bank & Trust	138,819	10.33%	67,216	5.0%

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank’s earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank’s market risk is monitored quarterly and it has not changed significantly since year-end 2017.

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first quarter of 2018, the Bank’s interest rate risk has remained within its policy limits.

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

The Bank’s interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2017.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2018, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

MBT Financial Corp. and its subsidiaries are not a party to, nor is any of their property the subject of any material legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a stock repurchase program which it publicly announced on January 25, 2018. On that date, the Board of Directors authorized the repurchase of 2 million of the Company’s common shares, which authorization commenced on February 1, 2018 and will expire on January 31, 2020. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2018, and 2,000,000 shares remain available under the repurchase authorization.

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

MBT Financial Corp.
(Registrant)

May 9, 2018	By	/s/ H. Douglas Chaffin
Date		H. Douglas Chaffin
President &
Chief Executive Officer

May 9, 2018	By	/s/ John L. Skibski
Date		John L. Skibski
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document