Form 10-Q
period 2018-06-30
MBT FINANCIAL CORP
filed 2018-08-09
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of August 8, 2018, there were 22,983,921 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2018
Dollars in thousands	(Unaudited)	December 31, 2017
ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$13,772	$18,233
Interest bearing	1,214	34,777
Total cash and cash equivalents	14,986	53,010

Interest Bearing Time Deposits in Other Banks	12,196	15,196
Securities - Held to Maturity	33,148	37,163
Securities - Available for Sale	414,266	442,816
Equity Securities	6,194	4,148

Loans held for sale	334	346

Loans	740,786	694,979
Allowance for Loan Losses	(7,958)	(7,666)
Loans - Net	732,828	687,313

Accrued interest receivable and other assets	21,773	20,463
Other Real Estate Owned	394	1,412
Bank Owned Life Insurance	58,855	58,153
Premises and Equipment - Net	26,911	27,400
Total assets	$1,321,885	$1,347,420

LIABILITIES
Deposits
Non-interest bearing	$292,534	$299,838
Interest-bearing	854,960	898,326
Total deposits	1,147,494	1,198,164

Federal Home Loan Bank advances	30,000	-
Federal funds purchased	7,800	-
Interest payable and other liabilities	16,237	16,598
Total liabilities	1,201,531	1,214,762

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 shares authorized, 22,983,255 and 22,907,844 shares issued and outstanding)	23,231	22,840
Retained earnings	109,668	117,524
Unearned compensation	(39)	-
Accumulated other comprehensive loss	(12,506)	(7,706)
Total stockholders' equity	120,354	132,658
Total liabilities and stockholders' equity	$1,321,885	$1,347,420

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2018	2017	2018	2017

Interest Income
Interest and fees on loans	$8,736	$7,709	$16,953	$15,073
Interest on investment securities-
Tax-exempt	443	306	847	616
Taxable	2,087	2,185	4,297	4,453
Interest on balances due from banks	58	101	183	210
Total interest income	11,324	10,301	22,280	20,352

Interest Expense
Interest on deposits	400	434	814	890
Interest on borrowed funds	91	3	97	3
Total interest expense	491	437	911	893

Net Interest Income	10,833	9,864	21,369	19,459
Recovery Of Loan Losses	-	-	(100)	(200)

Net Interest Income After
Recovery Of Loan Losses	10,833	9,864	21,469	19,659

Other Income
Income from wealth management services	1,178	1,547	2,363	2,675
Service charges and other fees	955	1,046	1,901	2,060
Debit card income	786	748	1,506	1,428
Net gain (loss) on sales and redemptions of securities available for sale	(1)	67	(102)	77
Net gain (loss) on sales of Other Real Estate Owned	517	(62)	536	(96)
Origination fees on mortgage loans sold	92	115	154	174
Bank owned life insurance income	349	412	702	753
Other	527	497	1,127	1,119
Total other income	4,403	4,370	8,187	8,190

Other Expenses
Salaries and employee benefits	5,371	5,273	11,333	10,707
Occupancy expense	620	682	1,341	1,430
Equipment expense	874	791	1,667	1,488
Marketing expense	467	302	844	586
Professional fees	592	620	1,186	1,209
EFT/ATM expense	288	259	547	507
Other Real Estate Owned expenses	21	30	36	62
FDIC Deposit Insurance Assessment	92	107	199	214
Bonding and other insurance expense	137	125	269	247
Telephone expense	74	103	149	219
Other	650	716	1,407	1,401
Total other expenses	9,186	9,008	18,978	18,070

Income Before Income Taxes	6,050	5,226	10,678	9,779
Income Tax Expense	1,105	1,586	1,831	2,959
Net Income	$4,945	$3,640	$8,847	$6,820

Other Comprehensive Income - Net of Tax
Unrealized gains (losses) on securities	(643)	1,983	(4,896)	3,770
Reclassification adjustment for (gains) losses included in net income	1	(44)	81	(51)
Postretirement benefit liability	32	26	64	53
Total Other Comprehensive Income (Loss) - Net of Tax	(610)	1,965	(4,751)	3,772

Comprehensive Income	$4,335	$5,605	$4,096	$10,592

Basic Earnings Per Common Share	$0.22	$0.16	$0.39	$0.30

Diluted Earnings Per Common Share	$0.21	$0.16	$0.38	$0.30

Dividends Declared Per Share of Common Stock	$0.07	$0.05	$0.73	$0.80

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
Dollars in thousands	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2018	22,907,844	$22,840	$117,524	$-	$(7,706)	$132,658

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	44,397	(202)	-	-	-	(202)
Restricted stock awards, net of shares redeemed for taxes	7,500	78	-	(78)	-	-
Employee Stock Purchase Plan and other stock issued	23,514	246	-	-	-	246
Tax benefit from exercise of options	-	-	-	-	-	-

Equity Compensation	-	353	-	39	-	392

Deferred Directors' Compensation	-	(84)	-	-	-	(84)

Cumulative Effect Adjustment (ASU 2016-01)	-	-	49	-	(49)	-

Dividends declared ($0.73 per share)	-	-	(16,752)	-	-	(16,752)

Net income	-	-	8,847	-	-	8,847
Other comprehensive income - net of tax	-	-	-	-	(4,751)	(4,751)

Balance - June 30, 2018	22,983,255	$23,231	$109,668	$(39)	$(12,506)	$120,354

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
Dollars in thousands	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2017	22,777,882	$22,562	$126,079	$(4)	$(7,523)	$141,114

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	63,677	(250)	-	-	-	(250)
Restricted stock awards, net of shares redeemed for taxes	6,000	65	-	(65)	-	-
Employee Stock Purchase Plan and other stock issued	22,523	243	-	-	-	243
Tax benefit from exercise of options	-	-	824	-	-	824

Equity Compensation	-	263	-	30	-	293

Deferred Directors' Compensation	-	(324)		-	-	(324)

Dividends declared ($0.80 per share)	-	-	(18,270)	-	-	(18,270)

Net income	-	-	6,820	-	-	6,820
Other comprehensive income - net of tax	-	-	-	-	3,772	3,772

Balance - June 30, 2017	22,870,082	$22,559	$115,453	$(39)	$(3,751)	$134,222

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
Dollars in thousands	2018	2017

Cash Flows from Operating Activities
Net Income	$8,847	$6,820
Adjustments to reconcile net income to net cash from operating activities
Recovery of loan losses	(100)	(200)
Depreciation	737	806
Net amortization of investment premium and discount	1,166	1,165
Adjustment for assets carried at fair market value	47	-
Writedowns of Other Real Estate Owned	42	56
Net decrease in interest payable and other liabilities	(364)	(720)
Net decrease (increase) in interest receivable and other assets	(652)	96
Writedowns of Other Assets	-	37
Equity based compensation expense	392	293
Net (gain) loss on sale/settlement of securities	102	(77)
Increase in cash surrender value of life insurance	(702)	(754)
Net cash provided by operating activities	$9,515	$7,522

Cash Flows from Investing Activities
Proceeds from maturities of interest bearing time deposits in other banks	$3,000	$1,750
Proceeds from maturities and redemptions of investment securities held to maturity	3,987	6,542
Proceeds from maturities and redemptions of investment securities available for sale	31,904	18,964
Proceeds from sales of investment securities available for sale	19,393	73,918
Net increase in loans	(45,547)	(31,193)
Proceeds from sales of other real estate owned	1,698	367
Proceeds from sales of other assets	40	230
Purchase of time deposits in other banks	-	(500)
Purchase of investment securities held to maturity	-	(4,455)
Purchase of Bank Owned Life Insurance	-	(4,357)
Proceeds from surrender of Bank Owned Life Insurance	-	309
Purchase of investment securities available for sale	(32,187)	(39,842)
Purchase of bank premises and equipment	(248)	(494)
Net cash (used for) provided by investing activities	$(17,960)	$21,239

Cash Flows from Financing Activities
Net decrease in deposits	$(50,670)	$(22,648)
Net increase in short term borrowings	7,800	-
Proceeds from Federal Home Loan Bank borrowings	30,000	-
Issuance of common stock	246	243
Stock redeemed for tax withholding - stock based compensation	(203)	(251)
Dividends paid	(16,752)	(18,270)
Net cash used for financing activities	$(29,579)	$(40,926)

Net Decrease in Cash and Cash Equivalents	$(38,024)	$(12,165)

Cash and Cash Equivalents at Beginning of Period	53,010	52,772
Cash and Cash Equivalents at End of Period	$14,986	$40,607

Supplemental Cash Flow Information
Cash paid for interest	$892	$899
Cash paid for federal income taxes	$1,419	$2,106

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$144	$332
Transfer of loans to other assets	$-	$40

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU was issued to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income, requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, and require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. ASU 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. The Company adopted ASU 2016-01 on January 1, 2018 and it did not have a material effect on the consolidated financial statements. For exit pricing on loans, the Company made a fair value adjustment based on the yield metrics of the portfolio and applied a credit mark provided by its merger and acquisition advisors.

2. EARNINGS PER SHARE

The calculations of earnings per common share are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Basic
Net income	$4,945,000	$3,640,000	$8,847,000	$6,820,000
Average common shares outstanding	22,978,225	22,865,529	22,961,076	22,843,523
Earnings per common share - basic	$0.22	$0.16	$0.39	$0.30

Diluted
Net income	$4,945,000	$3,640,000	$8,847,000	$6,820,000
Average common shares outstanding	22,978,225	22,865,529	22,961,076	22,843,523
Equity compensation	122,810	141,237	122,077	144,280
Average common shares outstanding - diluted	23,101,035	23,006,766	23,083,153	22,987,803
Earnings per common share - diluted	$0.21	$0.16	$0.38	$0.30

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

The following table summarizes the SOSARs that have been granted:

		Weighted Average
	SOSARs	Base Price
SOSARs Outstanding, January 1, 2018	372,585	$6.82
Granted	105,000	10.45
Exercised	(103,036)	4.30
Forfeited	(4,336)	10.09
Expired	-	-
SOSARs Outstanding, June 30, 2018	370,213	$8.51
SOSARs Exercisable, June 30, 2018	147,863	$5.76

The exercise of a SOSAR results in the issuance of a number of shares of common stock of the Company based on the appreciation of the market price of the stock over the base price of the SOSAR. The market value of the Company’s common stock on June 30, 2018 was $10.65. The value of the exercisable SOSARs that are in-the-money as of June 30, 2018 was $720,000, and exercise of those SOSARs on that date would have resulted in the issuance of 67,892 shares of common stock. The plan allows participants to elect to withhold shares from the exercise of SOSARs to cover their tax liability. This may affect the number of shares issued and the value of the common stock account on the balance sheet and the statement of changes in equity.

Restricted Stock Unit Awards – On February 22, 2018, 21,500 performance restricted stock units were awarded to certain key executive officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. Each Restricted Stock Unit (RSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a two year performance period that ends on December 31, 2019 if the defined performance targets are achieved. The grant date fair value of the stock was $10.45 per share. Earned RSUs vest on December 15, 2020 and as of June 30, 2018 none of the RSUs were vested.

Restricted Stock Awards – On February 22, 2018, 7,500 restricted shares were awarded to certain non-executive members of the board of directors in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. The restricted shares vest on December 31, 2018. The expense for the restricted stock is based on the grant date value of $10.45 and is recognized over the vesting period. The unrecognized cost related to the non-vested restricted stock awards was $39,000 as of June 30, 2018.

The total expense for equity based compensation was $156,000 in the second quarter of 2018 and $162,000 in the second quarter of 2017. The total expense for equity based compensation was $392,000 in the first six months of 2018 and $293,000 in the first six months of 2017. The unrecognized compensation expense for all equity based compensation plans is $795,000 as of June 30, 2018. The expense is expected to be recognized over a weighted average period of 1.78 years.

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

Loans consist of the following (000s omitted):

	June 30,	December 31,
	2018	2017
Residential real estate loans	$229,252	$222,014
Commercial and Construction real estate loans	293,321	293,202
Agriculture and agricultural real estate loans	23,124	21,231
Commercial and industrial loans	142,913	122,219
Loans to individuals for household, family, and other personal expenditures	52,176	36,313
Total loans, gross	$740,786	$694,979
Less: Allowance for loan losses	7,958	7,666
Net Loans	$732,828	$687,313

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

The following table summarizes nonperforming assets (000s omitted):

	June 30,	December 31,
	2018	2017
Nonaccrual loans	$3,360	$3,658
Loans 90 days past due and accruing	-	3
Restructured loans	8,211	9,625
Total nonperforming loans	$11,571	$13,286

Other real estate owned	394	1,412
Other assets	-	40
Total nonperforming assets	$11,965	$14,738

Nonperforming assets to total assets	0.91%	1.09%
Allowance for loan losses to nonperforming loans	68.78%	57.70%

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

Activity in the allowance for loan losses during the three and six months ended June 30, 2018 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended June 30, 2018
Beginning Balance	$210	$1,397	$3,088	$461	$1,089	$1,640	$7,885
Charge-offs	-	-	-	-	(51)	-	(51)
Recoveries	-	16	49	14	31	14	124
Provision	52	36	(188)	(1)	73	28	-
Ending balance	$262	$1,449	$2,949	$474	$1,142	$1,682	$7,958

Allowance for loan losses: For the six months ended June 30, 2018
Beginning Balance	$195	$1,443	$3,297	$491	$1,279	$961	$7,666
Charge-offs	-	-	(3)	-	(58)	(2)	(63)
Recoveries	2	31	289	34	73	26	455
Provision	65	(25)	(634)	(51)	(152)	697	(100)
Ending balance	$262	$1,449	$2,949	$474	$1,142	$1,682	$7,958

Allowance for loan losses as of June 30, 2018
Ending balance individually evaluated for impairment	$-	$141	$223	$347	$128	$196	$1,035
Ending balance collectively evaluated for impairment	262	1,308	2,726	127	1,014	1,486	6,923
Ending balance	$262	$1,449	$2,949	$474	$1,142	$1,682	$7,958

Loans as of June 30, 2018
Ending balance individually evaluated for impairment	$1,133	$254	$3,732	$1,562	$4,516	$416	$11,613
Ending balance collectively evaluated for impairment	21,991	142,659	266,360	21,667	224,736	51,760	729,173
Ending balance	$23,124	$142,913	$270,092	$23,229	$229,252	$52,176	$740,786

Activity in the allowance for loan losses during the three and six months ended June 30, 2017 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended June 30, 2017
Beginning Balance	$200	$1,579	$3,438	$534	$1,570	$1,013	$8,334
Charge-offs	-	-	(384)	-	-	(12)	(396)
Recoveries	-	42	37	13	92	15	199
Provision	120	(125)	268	(6)	(264)	7	-
Ending balance	$320	$1,496	$3,359	$541	$1,398	$1,023	$8,137

Allowance for loan losses: For the six months ended June 30, 2017
Beginning Balance	$201	$1,632	$3,336	$525	$1,599	$1,165	$8,458
Charge-offs	-	-	(409)	-	(50)	(49)	(508)
Recoveries	3	98	74	26	146	40	387
Provision	116	(234)	358	(10)	(297)	(133)	(200)
Ending balance	$320	$1,496	$3,359	$541	$1,398	$1,023	$8,137

Allowance for loan losses as of June 30, 2017
Ending balance individually evaluated for impairment	$-	$143	$44	$374	$221	$181	$963
Ending balance collectively evaluated for impairment	320	1,353	3,315	167	1,177	842	7,174
Ending balance	$320	$1,496	$3,359	$541	$1,398	$1,023	$8,137

Loans as of June 30, 2017
Ending balance individually evaluated for impairment	$1,209	$286	$3,025	$1,689	$6,101	$442	$12,752
Ending balance collectively evaluated for impairment	21,480	119,764	260,365	21,822	207,547	39,019	669,997
Ending balance	$22,689	$120,050	$263,390	$23,511	$213,648	$39,461	$682,749

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

The portfolio segments in each credit risk grade as of June 30, 2018 are as follows (000s omitted):

Credit Quality Indicators as of June 30, 2018
Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$441	$1,621	$267	$11,509	$142,604	$46,545	$202,987
10	-	6,757	-	-	-	-	6,757
20	281	116	218	-	-	-	615
30	584	36,651	22,142	-	1,201	3,767	64,345
40	15,883	89,358	211,981	7,048	76,395	1,839	402,504
45	1,485	3,145	15,399	1,484	2,657	-	24,170
50	1,836	3,654	13,142	1,626	2,509	3	22,770
55	1,518	1,407	2,242	1,519	796	-	7,482
60	1,096	204	4,701	43	3,090	22	9,156
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$23,124	$142,913	$270,092	$23,229	$229,252	$52,176	$740,786

Performing	$22,440	$142,635	$267,084	$21,667	$223,645	$51,744	$729,215
Nonperforming	684	278	3,008	1,562	5,607	432	11,571
Total	$23,124	$142,913	$270,092	$23,229	$229,252	$52,176	$740,786

The portfolio segments in each credit risk grade as of December 31, 2017 are as follows (000s omitted):

Credit Quality Indicators as of December 31, 2017
Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$-	$1,341	$160	$13,903	$135,311	$30,359	$181,074
10	-	6,870	-	-	-	-	6,870
20	281	293	353	-	-	-	927
30	503	29,655	6,300	-	941	3,972	41,371
40	14,819	76,792	223,468	4,857	72,634	1,947	394,517
45	1,414	2,391	12,244	1,528	5,363	-	22,940
50	1,864	3,778	21,802	1,667	3,590	6	32,707
55	1,441	594	1,857	1,537	867	2	6,298
60	909	505	3,460	66	3,308	27	8,275
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$21,231	$122,219	$269,644	$23,558	$222,014	$36,313	$694,979

Performing	$20,665	$121,768	$265,801	$21,955	$215,643	$35,861	$681,693
Nonperforming	566	451	3,843	1,603	6,371	452	13,286
Total	$21,231	$122,219	$269,644	$23,558	$222,014	$36,313	$694,979

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of June 30, 2018 and December 31, 2017 (000s omitted):

June 30, 2018	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$353	$-	$80	$433	$22,691	$23,124	$-
Commercial	172	2	-	$174	142,739	142,913	-
Commercial Real Estate	2,100	855	72	3,027	267,065	270,092	-
Construction Real Estate	31	-	-	31	23,198	23,229	-
Residential Real Estate	1,258	228	921	2,407	226,845	229,252	-
Consumer and Other	26	-	-	26	52,150	52,176	-
Total	$3,940	$1,085	$1,073	$6,098	$734,688	$740,786	$-

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$21,231	$21,231	$-
Commercial	111	8	5	124	122,095	122,219	3
Commercial Real Estate	834	783	56	1,673	267,971	269,644	-
Construction Real Estate	17	-	-	17	23,541	23,558	-
Residential Real Estate	1,361	58	871	2,290	219,724	222,014	-
Consumer and Other	55	2	-	57	36,256	36,313	-
Total	$2,378	$851	$932	$4,161	$690,818	$694,979	$3

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

The following is a summary of non-accrual loans as of June 30, 2018 and December 31, 2017 (000s omitted):

	June 30, 2018	December 31, 2017
Agriculture and Agricultural Real Estate	$124	$-
Commercial	82	243
Commercial Real Estate	1,585	1,580
Construction Real Estate	11	33
Residential Real Estate	1,542	1,783
Consumer and Other	16	19
Total	$3,360	$3,658

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of June 30, 2018 and June 30, and December 31, 2017 (000s omitted):

June 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended	Average Recorded Investment for the Six Months Ended	Interest Income Recognized in the Six Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$895	$891	$-	$878	$12	$912	$23
Commercial	-	-	-	-	-	-	-
Commercial Real Estate	1,753	1,817	-	1,708	18	1,706	38
Construction Real Estate	-	-	-	-	-	-	-
Residential Real Estate	3,874	4,059	-	3,986	52	4,103	104
Consumer and Other	79	80	-	81	1	82	3

With an allowance recorded:
Agriculture and Agricultural Real Estate	238	237	-	238	3	239	6
Commercial	254	260	141	261	3	264	6
Commercial Real Estate	1,979	2,025	223	2,046	27	2,055	59
Construction Real Estate	1,562	1,595	347	1,585	18	1,591	37
Residential Real Estate	642	653	128	655	8	657	15
Consumer and Other	337	337	196	340	3	342	7

Total:
Agriculture and Agricultural Real Estate	$1,133	$1,128	$-	$1,116	$15	$1,151	$29
Commercial	254	260	141	261	3	264	6
Commercial Real Estate	3,732	3,842	223	3,754	45	3,761	97
Construction Real Estate	1,562	1,595	347	1,585	18	1,591	37
Residential Real Estate	4,516	4,712	128	4,641	60	4,760	119
Consumer and Other	416	417	196	421	4	424	10

Total	$11,613	$11,954	$1,035	$11,778	$145	$11,951	$298

	Recorded Investment as of December 31, 2017	Unpaid Principal Balance as of December 31, 2017	Related Allowance as of December 31, 2017	Average Recorded Investment for the Three Months Ended June 30, 2017	Interest Income Recognized in the Three Months Ended June 30, 2017	Average Recorded Investment for the Six Months Ended June 30, 2017	Interest Income Recognized in the Six Months Ended June 30, 2017

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$829	$826	$-	$1,215	$14	$1,217	$28
Commercial	-	-	-	62	1	64	1
Commercial Real Estate	1,977	2,034	-	1,278	-	1,288	19
Construction Real Estate	17	21	-	154	2	156	4
Residential Real Estate	3,757	3,935	-	4,540	47	4,570	107
Consumer and Other	30	30	-	1	-	1	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	241	240	1	-	-	-	-
Commercial	265	268	148	253	2	272	5
Commercial Real Estate	1,776	1,783	219	1,776	18	1,787	37
Construction Real Estate	1,586	1,619	360	1,560	18	1,564	36
Residential Real Estate	1,464	1,515	177	1,802	18	1,809	35
Consumer and Other	402	403	205	445	5	449	10

Total:
Agriculture and Agricultural Real Estate	$1,070	$1,066	$1	$1,215	$14	$1,217	$28
Commercial	265	268	148	315	3	336	6
Commercial Real Estate	3,753	3,817	219	3,054	18	3,075	56
Construction Real Estate	1,603	1,640	360	1,714	20	1,720	40
Residential Real Estate	5,221	5,450	177	6,342	65	6,379	142
Consumer and Other	432	433	205	446	5	450	10

Total	$12,344	$12,674	$1,110	$13,086	$125	$13,177	$282

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three and six month periods ended June 30, 2018 and June 30, 2017 are as follows (000s omitted from dollar amounts):

	Three months ended			Six months ended
	June 30, 2018			June 30, 2018
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	-	-	-	-	-	-
Commercial Real Estate	-	-	-	1	283	282
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	1	22	-	2	172	150
Consumer and Other	-	-	-	-	-	-
Total	1	$22	$-	3	$455	$432

	Three months ended			Six months ended
	June 30, 2017			June 30, 2017
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	-	-	-	2	29	29
Commercial Real Estate	1	280	279	3	353	332
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	-	-	-	3	212	180
Consumer and Other	-	-	-	1	1	-
Total	1	$280	$279	9	$595	$541

The Bank considers TDRs that become past due under the modified terms as defaulted. The following table shows the loans that became TDRs during the six month periods ended June 30, 2018 and June 30, 2017 that subsequently defaulted during the six month periods ended June 30, 2018 and June 30, 2017, respectively.

	Six months ended		Six months ended
	June 30, 2018		June 30, 2017
	Number of Contracts	Recorded Principal Balance	Number of Contracts	Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	-	$-
Commercial	-	-	-	-
Commercial Real Estate	-	-	-	-
Construction Real Estate	-	-	-	-
Residential Real Estate	-	-	-	-
Consumer and Other	-	-	-	-
Total	-	$-	-	$-

The Company has allocated $954,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at June 30, 2018. In addition, there were no commitments to lend additional amounts to borrowers that are classified as troubled debt restructurings as of June 30, 2018 and June 30, 2017.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of June 30, 2018 and December 31, 2017 (000s omitted):

	Held to Maturity
	June 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political
Subdivisions	$32,648	$528	$(335)	$32,841
Corporate Debt Securities	500	-	(38)	462
	$33,148	$528	$(373)	$33,303

	Available for Sale
	June 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government
Agencies	$139,809	$-	$(6,849)	$132,960
Mortgage Backed Securities issued by U.S. Government Agencies	229,910	7	(6,687)	223,230
Obligations of States and Political
Subdivisions	45,579	56	(750)	44,885
Corporate Debt Securities	13,061	156	(26)	13,191
	$428,359	$219	$(14,312)	$414,266

	Held to Maturity
	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political
Subdivisions	$36,663	$666	$(322)	$37,007
Corporate Debt Securities	500	-	(21)	479
	$37,163	$666	$(343)	$37,486

	Available for Sale
	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government
Agencies	$140,090	$32	$(4,242)	$135,880
Mortgage Backed Securities issued by U.S. Government Agencies	248,649	3	(3,875)	244,777
Obligations of States and Political
Subdivisions	37,308	48	(373)	36,983
Corporate Debt Securities	22,662	462	(41)	23,083
Equity Securities	2,044	49	-	2,093
	$450,753	$594	$(8,531)	$442,816

The amortized cost and estimated market values of securities by contractual maturity as of June 30, 2018 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Contractual maturity in 1 year or less	$8,973	$9,005	$1,158	$1,157
After 1 year through five years	18,299	18,354	51,417	49,609
After 5 years through 10 years	5,150	5,256	107,420	102,147
After 10 years	726	688	38,454	38,123
Total	33,148	33,303	198,449	191,036
Mortgage Backed Securities	-	-	229,910	223,230
Total	$33,148	$33,303	$428,359	$414,266

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017.

June 30, 2018

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States
Government Agencies	$29,866	$949	$103,094	$5,900	$132,960	$6,849
Mortgage Backed Securities issued by U.S. Government Agencies	123,282	3,273	89,483	3,414	212,765	6,687
Obligations of States and
Political Subdivisions	33,795	510	15,109	575	48,904	1,085
Corporate Debt Securities	2,496	64	-	-	2,496	64
	$189,439	$4,796	$207,686	$9,889	$397,125	$14,685

December 31, 2017

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States
Government Agencies	$25,257	$286	$105,329	$3,956	$130,586	$4,242
Mortgage Backed Securities issued by U.S. Government Agencies	161,792	1,725	81,157	2,150	242,949	3,875
Obligations of States and
Political Subdivisions	23,898	357	16,741	338	40,639	695
Corporate Debt Securities	4,560	39	2,009	23	6,569	62
	$215,507	$2,407	$205,236	$6,467	$420,743	$8,874

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at June 30, 2018. As of June 30, 2018 and December 31, 2017, there were 203 and 205 securities in an unrealized loss position, respectively.

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

The Company applied the following fair value hierarchy:

Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. The Company’s cash, equity mutual fund investments where quoted prices are available in an active market, noninterest bearing demand deposits, and overnight federal funds generally are classified within Level 1 of the fair value hierarchy.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, and the valuation techniques used by the Company to determine those fair values.

					Total
	Carrying				Estimated
June 30, 2018	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$14,986	$14,986	$-	$-	$14,986
Time Deposits in Other Banks	12,196	-	11,185	750	11,935
Securities - Held to Maturity
Obligations of States and Political Subdivisions	32,648	-	1,999	30,842	32,841
Corporate Debt Securities	500	-	462	-	462

Securities - Available for Sale
Obligations of U.S. Government Agencies	132,960	-	132,960	-	132,960
MBS issued by U.S. Government Agencies	223,230	-	223,230	-	223,230
Obligations of States and Political Subdivisions	44,885	-	44,885	-	44,885
Corporate Debt Securities	13,191	-	13,191	-	13,191

Equity Securities	6,194	2,046	4,148	-	6,194
Loans Held for Sale	334	-	-	342	342
Loans, net	732,832	-	-	675,276	675,276
Accrued Interest Receivable	4,288	-	-	4,288	4,288

Financial Liabilities:
Noninterest Bearing Deposits	292,534	292,534	-	-	292,534
Interest Bearing Deposits	854,960	-	855,478	-	855,478
Borrowed funds
FHLB Advances	30,000	-	29,879	-	29,879
Federal funds purchased	7,800	7,800	-	-	7,800
Repurchase Agreements	-	-	-	-	-
Accrued Interest Payable	80	-	-	80	80

					Total
	Carrying				Estimated
December 31, 2017	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$53,010	$53,010	$-	$-	$53,010
Time Deposits in Other Banks	15,196	-	15,082	-	15,082
Securities - Held to Maturity
Obligations of States and Political Subdivisions	36,663	-	2,407	34,600	37,007
Corporate Debt Securities	500	-	479	-	479

Securities - Available for Sale
Obligations of U.S. Government Agencies	135,880	-	135,880	-	135,880
MBS issued by U.S. Government Agencies	244,777	-	244,777	-	244,777
Obligations of States and Political Subdivisions	36,983	-	36,983	-	36,983
Corporate Debt Securities	23,083	-	23,083	-	23,083
Equity Securities	2,093	2,093	-	-	2,093

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	346	-	-	356	356
Loans, net	687,313	-	-	657,684	657,684
Accrued Interest Receivable	4,169	-	-	4,169	4,169

Financial Liabilities:
Noninterest Bearing Deposits	299,838	299,838	-	-	299,838
Interest Bearing Deposits	898,326	-	899,481	-	899,481
Accrued Interest Payable	61	-	-	61	61

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

The Company’s assets with Level 3 fair values are carried at their amortized cost values as of June 30, 2018 or December 31, 2017. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

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

Assets measured at fair value on a nonrecurring basis are as follows (000s omitted):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Impaired loans	$-	$-	$10,578
Other Real Estate Owned	$-	$-	$394

December 31, 2017
Impaired loans	$-	$-	$11,234
Other Real Estate Owned	$-	$-	$1,412

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	June 30,	December 31,
	2018	2017
Commitments to extend credit:
Unused portion of commercial lines of credit	$115,325	$103,080
Unused portion of credit card lines of credit	6,266	5,934
Unused portion of home equity lines of credit	33,552	30,368
Standby letters of credit and financial guarantees written	1,517	1,364
All other off-balance sheet commitments	-	-

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

The net profit of $4,945,000 for the second quarter of 2018 was an increase of $1,305,000 or 35.9% compared to the second quarter of 2017. The increase was mainly the result of an increase of $969,000 in the net interest income and a decrease of $481,000 in the federal income tax expense. For the first six months of 2018, net income is up $2,027,000, or 29.7% compared to 2017. The year to date improvement is due to the increase of $1,910,000 in net interest income and the decrease of $1,128,000 in federal income tax expense. The effect of these items was mitigated by an increase of $908,000 in non-interest expenses, which was primarily due to higher salaries and employee benefits.

The national economic condition is good, and the economy in southeast Michigan is continuing to recover. State and local unemployment rates are holding steady near their lowest post-recession levels, and are now comparable to the national average. Commercial and residential development property values continue to improve, with most values reaching or exceeding their pre-recession levels. Our total classified assets, which include internal watch list loans, other real estate owned, and nonperforming and watch list investment securities, have been improving steadily since 2014. Classified assets decreased $2.1 million, or 17.7% compared to a year ago. Net recoveries were $392,000, or 0.11% of loans, annualized, in the first two quarters of 2018, compared to net charge offs of $121,000, or 0.04% in the first two quarters of 2017. Due to improving loan quality metrics and net recoveries, we were able to reduce our Allowance for Loan and Lease Losses (ALLL) as a percent of loans from 1.19% at June 30, 2017 to 1.07% as of June 30, 2018. Even though the ALLL decreased as a percent of loans outstanding, the growth in the loan portfolio necessitated an increase in the size of the ALLL. The ALLL increased $292,000 during the first six months of 2018 due to the net recoveries of $392,000, offset by the year to date negative provision of $100,000. We assess the adequacy of our ALLL each quarter, and adjust it as necessary by debiting or crediting the provision expense. The allowance includes $1.0 million of specific allocations on $11.6 million of loans evaluated for impairment and $7.0 million of general allocations on the remainder of the portfolio. The general allocation is based on the historical charge off experience of the previous 20 quarters. The improvement in the historical loss rates is slowing and loan growth is continuing, so we do not expect negative provisions to continue.

The $969,000 increase in Net Interest Income in the second quarter of 2018 compared to the second quarter of 2017 was entirely due to the increase in the net interest margin, as the amount of average earning assets decreased $8.3 million, or 0.7%. The net interest margin increased from 3.31% to 3.64% because the yield on earnings assets increased more than the cost of interest bearing liabilities. Non-interest income for the quarter increased $33,000, as a reduction in Wealth Management fees was exceeded by increases in gains on the sales of Other Real Estate and debit card income. Non-interest expenses increased $178,000 as salaries, benefits, equipment, and marketing expenses all increased.

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

Financial Condition

The regional economic conditions remained strong this quarter, with steady local unemployment rates and increasing property values. Management efforts remain focused on maintaining asset quality, increasing net interest income, and improving non-interest income and expenses.

With respect to asset quality, our nonperforming assets (“NPAs”) decreased 18.4% during the six months, from $14.7 million to $12.0 million, while total classified assets increased slightly from $9.7 million to $10.0 million. Loan delinquencies increased from $4.2 million 30 days or more past due as of December 31, 2017 to $6.1 million as of June 30, 2018 and the delinquency percentage increased from 0.60% to 0.82% of the total loans. Over the last twelve months, NPAs decreased $3.8 million, or 24.2%, with nonperforming loans decreasing 18.3% from $14.2 million to $11.6 million, and Other Real Estate Owned (“OREO”) decreased 73.3% from $1.5 million to $0.4 million. Total classified assets, which include internally classified watch list loans, other real estate, and watch list investment securities, decreased $2.1 million, or 17.7%. The amount required in the Allowance for Loan and Lease Losses (“ALLL”) decreased $0.2 million over the last four quarters because of the improvement in the quality of the assets in the loan portfolio and a decrease in the historical loss rates. The ALLL is now 1.07% of loans, down from 1.19% at June 30, 2017. The ALLL is 68.78% of nonperforming loans (“NPLs”), compared to 57.70% at year end and 57.11% at June 30, 2017. In light of current economic conditions, we believe that this level of ALLL adequately estimates the potential losses in the loan portfolio.

Since December 31, 2017, total loans held for investment increased $45.8 million as new loan activity exceeded payments received and other reductions in the period. Even with the increase in loans, our pipeline of loans in process remained steady, and we expect new loan production to continue to exceed run off, resulting in an increase in loans outstanding in the second half of 2018.

Since December 31, 2017, deposits decreased $50.7 million, borrowed funds increased $37.8 million, other liabilities decreased $0.3 million, and capital decreased $12.3 million, and as a result our total assets decreased $25.5 million, or 1.9%. Deposits decreased during the first half of 2018 as some of our local competitors increased their deposit interest rates faster than we have. We monitor the competition closely, and have adjusted some of our pricing in order to preserve our strong deposit base while still controlling our interest expense. We expect this to result in a small amount of deposit funding growth in the third quarter of 2018, but we have adequate on and off balance sheet liquidity to fund our continued loan growth without needing to actively grow deposits. The total capital decreased $12.3 million since December 31, 2017, mainly because dividends paid exceeded earnings by $7.9 million due to the special dividend of $13.8 million paid in the first quarter of 2018. Capital also decreased due to an increase of $4.8 million in the Accumulated Other Comprehensive Loss, which was due to the decrease in the market value of securities available for sale. Capital decreased at a higher rate than assets, causing the capital to assets ratio to decrease from 9.85% at December 31, 2017 to 9.10% at June 30, 2018.

Results of Operations – Second Quarter 2018 vs. Second Quarter 2017

Net Interest Income - A comparison of the income statements for the three months ended June 30, 2018 and 2017 shows an increase of $969,000, or 9.8%, in Net Interest Income. Interest income on loans increased $1,027,000, or 13.3% as the average loans outstanding increased $53.9 million and the average yield on loans increased from 4.60% to 4.82%. The average loans outstanding increased due to the purchases of consumer loans and syndicated commercial loans, and organic growth in our local markets. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $4,000 even though the yield on investments, fed funds sold, and interest bearing balances due from banks increased from 1.92% to 2.16% as the average amount of investments, fed funds sold and interest bearing balances due from banks decreased $62.2 million. The Company continues to maintain a high level of liquidity, but some of that liquidity is being used by redeploying earning assets from low yielding short term investments and deposits in the Federal Reserve Bank into higher yielding loans. The interest expense on deposits decreased $34,000, or 7.8% as the average deposits decreased $17.5 million and the average cost of deposits decreased from 0.15% to 0.14%. The average cost of deposits decreased because maturing time deposits are either resetting at lower rates or customers are moving the funds to noninterest bearing demand deposit accounts or low cost non maturity deposits due to the low interest rate environment. Due to the decrease in deposit funding, average borrowed funds increased $16.4 million, and the cost of borrowed funds increased from 0.97% in the second quarter of 2017 to 2.07% in the second quarter of 2018. Average total interest bearing liabilities decreased $12.1 million, but the cost of interest bearing liabilities increased from 0.19% in the second quarter of 2017 to 0.22% in the second quarter of 2018. As a result, interest expense increased $54,000, or 12.4%.

Provision for Loan Losses - The Company did not record a Provision for Loan Losses expense in the second quarter of 2017 or the second quarter of 2018. We charged off $51,000 of principal while recovering $124,000 of previously charged off loans in the second quarter of 2018, for a net recovery total of $73,000, or 0.04% of loans, annualized. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Even though the portfolio risk indicators improved, growth in the portfolio resulted in the need for an increase in the amount of ALLL required. The net recoveries of $73,000 enabled us to achieve the required ALLL without recording a provision expense. The allowance includes $1.0 million of specific allocations and $7.0 million of general allocations. The general allocation is based on the historical charge off experience of the previous 20 quarters. The historical charge off rate is not expected to continue to improve significantly, and if loan growth continues as expected, provision expenses may be required.

Other Income – Non interest income increased $33,000, or 0.8% compared to the second quarter of 2017. Wealth Management income decreased $369,000 due to extra income of $389,000 recorded in the second quarter of 2017 to convert to accrual accounting for Wealth Management fees. Service charges on deposit accounts decreased $91,000 due to lower overdraft activity and a reduction in deposit account service fees caused by an increase in the earnings credit rate on certain business checking accounts. Gains on securities transactions decreased $68,000 due to gains realized in the second quarter of 2017. Gains on Other Real Estate transaction increased $579,000 due to gains recorded on the sale of two properties in the second quarter of 2018. Debit card income increased due to increased customer debit card usage.

Other Expenses – Total non-interest expenses increased $178,000, or 2.0% compared to the second quarter of 2017. Salaries and Employee Benefits increased $98,000, or 1.9% due to higher salaries and retirement benefit expenses, partially offset by lower healthcare benefits expense. Occupancy expense decreased $62,000 due to lower depreciation and maintenance costs. Equipment expense increased $83,000 due to higher computer expense, which includes expenses related to a wealth management system conversion that is planned for later in 2018. Marketing expenses increased $165,000, or 54.6% due to increased advertising and other expenses related to our branding initiative.

As a result of the above activity, the Profit Before Income Taxes in the second quarter of 2018 was $6,050,000, an increase of $824,000 compared to the pre-tax profit of $5,226,000 in the second quarter of 2017. The Company recorded a federal income tax expense of $1,105,000 in the second quarter of 2018, reflecting an effective tax rate of 18.3%, compared to the tax expense of $1,586,000 in the second quarter of 2017, which reflected an effective rate of 30.3%. The tax expense in the second quarter of 2018 reflects the decrease in our statutory rate from 34% to 21% resulting from the Tax Cuts and Jobs Act. The Net profit for the second quarter of 2018 was $4,945,000, an increase of 35.9% compared to the net profit of $3,640,000 in the second quarter of 2017.

Results of Operations – First Two Quarters 2018 vs. First Two Quarters 2017

Net Interest Income - A comparison of the income statements for the six months ended June 30, 2018 and 2017 shows an increase of $1,910,000, or 9.8%, in Net Interest Income. Interest income on loans increased $1,880,000, or 12.5% as the average loans outstanding increased $51.6 million and the average yield on loans increased from 4.57% to 4.77%. The average loans outstanding increased due to the purchase of a pool of consumer loans related to the refinance of student debt, purchases of syndicated loans, and organic growth in our local markets. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $48,000 even though the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $58.6 million because the investment portfolio yield increased from 1.91% to 2.15%. The Company continues to maintain a high level of liquidity, but some of that liquidity is being used by redeploying earning assets from low yielding short term investments and deposits in the Federal Reserve Bank into higher yielding loans. The interest expense on deposits decreased $76,000, or 8.5% as the average deposits decreased $9.6 million and the average cost of deposits decreased from 0.15% to 0.14%. The average cost of deposits decreased because maturing time deposits are either resetting at lower rates or customers are moving the funds to non-interest bearing demand deposit accounts or low cost non maturity deposits due to the low interest rate environment. Due to the increase in loans and the decrease in deposit funding, the Bank increased its average use of borrowed funds by $9.0 million. The cost of the borrowed funds increased from 0.96% in the first six months of 2017 to 2.04% in the first six months of 2018, resulting in an increase of $94,000 in interest expense on borrowed funds. The cost of all interest bearing liabilities increased from 0.19% for the first six months of 2017 to 0.22% for the first six months of 2018.

Provision for Loan Losses - The Provision for Loan Losses increased $100,000 compared to the first six months of 2017 as a $100,000 credit to provision expense was recorded in the first quarter of 2018, compared to a negative provision expense of $200,000 that was recorded in the first quarter of 2017. We charged off $63,000 of principal while recovering $455,000 of previously charged off loans in the first two quarters of 2018, for a net recovery total of $392,000, or 0.11% of loans, annualized. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Even though the portfolio grew, the risk indicators improved, resulting in the need for an increase of $292,000 in the amount of ALLL required. The net recoveries of $392,000 enabled us to achieve the required ALLL by recording the negative provision expense of $100,000. The historical charge off rate is not expected to continue to improve significantly, and if loan growth continues as expected, provision expenses may be required.

Other Income – Non interest income decreased $3,000 compared to the first two quarters of 2017. Wealth management fees decreased $312,000 due to an accrual adjustment of $389,000 in the first half of 2017. Service charges on deposit accounts decreased $159,000 due to lower overdraft activity and higher earnings credits on certain business checking accounts. Gains on securities transactions decreased $179,000 due to losses in the first half of 2018 related to some portfolio restructuring transactions, and gains in the first half of 2017. Gains on other real estate transactions increased $632,000 due to gains on two sales in 2018 compared to losses on sales in 2017. Debit card income increased $78,000, or 5.5% due to increased customer debit card usage.

Other Expenses – Total non-interest expenses increased $908,000, or 5.0% compared to the first two quarters of 2017. Salaries and Employee Benefits increased $626,000, or 5.8% due to higher salaries, a larger incentive compensation accrual, separation expenses, and an adjustment to the stock based compensation accrual related to the special dividend in the first half of 2018. Also, the 401k matching contribution increased due to higher employee deferrals, health insurance benefits expense increased, and payroll tax expense was higher. Equipment expense increased $179,000 due to higher computer expense, which included earlier completion of our annual PC network hardware replacement and expenses related to a wealth management system conversion that is planned for later in 2018. Marketing expenses increased $258,000, or 44.0% due to increased advertising and other expenses related to our branding initiative.

As a result of the above activity, the Profit Before Income Taxes in the first two quarters of 2018 was $10,678,000, an increase of $899,000 compared to the pre-tax profit of $9,779,000 in the first two quarters of 2017. The Company recorded a federal income tax expense of $1,831,000 in the first two quarters of 2018, reflecting an effective tax rate of 17.1%, compared to the tax expense of $2,959,000 in the first two quarters of 2017, which reflected an effective rate of 30.3%. The tax expense in 2018 reflects the decrease in our statutory rate from 34% to 21% resulting from the Tax Cuts and Jobs Act, and also includes a tax benefit related to our stock based compensation program. The Net profit for the first two quarters of 2018 was $8,847,000, an increase of 29.7% compared to the net profit of $6,820,000 in the first two quarters of 2017.

Cash Flows

Cash flows provided by operating activities increased $1,993,000 compared to the first six months of 2017 mainly because the net income was $2,027,000 higher in 2018. The cash flow used for investing activities in the first six months of 2018 was $18.0 million because the $58.3 million of cash provided by sales, maturities, and redemption of securities was used to increase loans by $45.5 million and purchase $32.2 million in new investment securities. This compares to the $21.2 million in cash provided from investing activities in the first six months of 2017, when the investment portfolio provided $101.2 million of cash while loan growth and investment purchases used $31.2 million, and $49.2 million, respectively. The amount of cash provided by the investment portfolio decreased because the higher rate environment has slowed the prepayments of mortgage backed securities and callable debt securities. The bank is actively growing its loan portfolio, and funding that growth with maturities, calls, and sales of investment securities. The amount of cash used for financing activities was $11.3 million lower in the first six months of 2018 than it was in the first six months of 2017 even though deposits decreased by $28.0 million more in the first six months of 2018 because cash provided by borrowing was $37.8 million higher and the amount of cash used to pay dividends decreased by $1.5 million. In the first six months of 2018, the cash used for investing and financing activities exceeded the cash provided by operating activities, and the amount of cash and cash equivalents decreased by $38.0 million during the period. In the first six months of 2017, the cash used for financing activities exceeded the cash provided by operating activities and investing activities, resulting in a decrease of $12.2 million in cash and cash equivalents during the first six months of 2017. We expect cash flows from redemptions of investment securities to remain low and deposit growth to be small in the third quarter of 2018, and we plan to continue to utilize borrowings to fund loan growth until cash flow occurs from the maturities of investment securities. We anticipate that we will maintain our current level of cash and cash equivalents through the end of the year.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of June 30, 2018, the Bank was utilizing $30 million of its authorized limit of $255 million with the Federal Home Loan Bank of Indianapolis, $0 of its $20 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, and $7.8 million of its $25 million federal funds line with a correspondent bank. The Company periodically draws on its overdraft and fed funds lines to ensure that funding will be available if needed.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first six months of 2018 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $120.4 million at June 30, 2018 and $132.7 million at December 31, 2017. Retained earnings decreased $7.9 million as the year to date profit was exceeded by the payment of cash dividends on the common stock, and the Accumulated Other Comprehensive Loss (AOCL) increased due to a decrease in the value of our securities that are classified as Available For Sale. Total equity decreased $12.3 million while total assets decreased $25.5 million, so the ratio of equity to assets decreased from 9.85% at December 31, 2017 to 9.10% at June 30, 2018.

Federal bank regulatory agencies have set capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, and Leverage Capital. These standards require banks to maintain a Total Risk Based Capital ratio of at least 8%, a Tier 1 Risk Based Capital ratio of at least 6%, and a Tier 1 Leverage Ratio of at least 4% to be adequately capitalized. The regulatory agencies consider a bank to be well capitalized if its Total Risk Based Capital is at least 10% of Risk Weighted Assets, Tier 1 Risk Based Capital is at least 8% of Risk Weighted Assets, and the Tier 1 Leverage Capital ratio is at least 5%. Basel III implemented the new Common Equity Tier 1 Capital to Risk Weighted Assets ratio, with a minimum of 4.5% to be considered adequately capitalized and a minimum of 6.5% required to be considered well capitalized.

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of June 30, 2018:
Total Capital to Risk-Weighted Assets
Consolidated	$141,153	15.73%	$89,716	10.0%
Monroe Bank & Trust	139,734	15.58%	89,710	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	132,860	14.81%	71,773	8.0%
Monroe Bank & Trust	131,441	14.65%	71,768	8.0%
Common Equity Tier 1 Capital to
Risk-Weighted Assets
Consolidated	132,860	14.81%	58,315	6.5%
Monroe Bank & Trust	131,441	14.65%	58,311	6.5%
Tier 1 Capital to Average Assets
Consolidated	132,860	9.99%	66,496	5.0%
Monroe Bank & Trust	131,441	9.89%	66,479	5.0%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Capital to Risk-Weighted Assets
Consolidated	$148,387	17.39%	$85,350	10.0%
Monroe Bank & Trust	146,842	17.21%	85,343	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	140,364	16.45%	68,280	8.0%
Monroe Bank & Trust	138,819	16.27%	68,274	8.0%
Common Equity Tier 1 Capital to
Risk-Weighted Assets
Consolidated	140,364	16.45%	55,477	6.5%
Monroe Bank & Trust	138,819	16.27%	55,473	6.5%
Tier 1 Capital to Average Assets
Consolidated	140,364	10.44%	67,229	5.0%
Monroe Bank & Trust	138,819	10.33%	67,216	5.0%

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first two quarters of 2018, the Bank’s interest rate risk has remained within its policy limits.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2018, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a stock repurchase program which it publicly announced on January 25, 2018. On that date, the Board of Directors authorized the repurchase of 2 million of the Company’s common shares, which authorization commenced on February 1, 2018 and will expire on January 31, 2020. The Company did not repurchase any shares of its common stock during the three months ended June 30, 2018, and 2,000,000 shares remain available under the repurchase authorization.

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

MBT Financial Corp. (Registrant)

August 9, 2018	By /s/ H. Douglas Chaffin
Date	H. Douglas Chaffin President & Chief Executive Officer

August 9, 2018	By /s/ John L. Skibski
Date	John L. Skibski Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document