Form 10-Q
period 2018-09-30
MBT FINANCIAL CORP
filed 2018-11-09
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2018, there were 22,991,496 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	September 30, 2018
Dollars in thousands	(Unaudited)	December 31, 2017
ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$17,436	$18,233
Interest bearing	20,548	34,777
Total cash and cash equivalents	37,984	53,010

Interest Bearing Time Deposits in Other Banks	11,946	15,196
Securities - Held to Maturity	-	37,163
Securities - Available for Sale	430,831	442,816
Equity Securities	7,403	4,148

Loans held for sale	183	346

Loans	752,712	694,979
Allowance for Loan Losses	(7,986)	(7,666)
Loans - Net	744,726	687,313

Accrued interest receivable and other assets	19,187	20,463
Other Real Estate Owned	997	1,412
Bank Owned Life Insurance	59,205	58,153
Premises and Equipment - Net	26,660	27,400
Total assets	$1,339,122	$1,347,420

LIABILITIES
Deposits
Non-interest bearing	$291,731	$299,838
Interest-bearing	874,545	898,326
Total deposits	1,166,276	1,198,164

Federal Home Loan Bank advances	35,000	-
Interest payable and other liabilities	16,495	16,598
Total liabilities	1,217,771	1,214,762

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 shares authorized, 22,990,208 and 22,907,844 shares issued and outstanding)	23,403	22,840
Retained earnings	112,343	117,524
Unearned compensation	(19)	-
Accumulated other comprehensive loss	(14,376)	(7,706)
Total stockholders' equity	121,351	132,658
Total liabilities and stockholders' equity	$1,339,122	$1,347,420

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2018	2017	2018	2017
Interest Income
Interest and fees on loans	$9,164	$8,095	$26,117	$23,168
Interest on investment securities-
Tax-exempt	415	327	1,262	943
Taxable	2,120	2,054	6,417	6,507
Interest on balances due from banks	193	182	376	392
Total interest income	11,892	10,658	34,172	31,010

Interest Expense
Interest on deposits	456	427	1,270	1,317
Interest on borrowed funds	219	-	316	3
Total interest expense	675	427	1,586	1,320

Net Interest Income	11,217	10,231	32,586	29,690
Recovery Of Loan Losses	-	-	(100)	(200)

Net Interest Income After
Recovery Of Loan Losses	11,217	10,231	32,686	29,890

Other Income
Income from wealth management services	1,193	1,155	3,556	3,830
Service charges and other fees	993	1,076	2,894	3,136
Debit card income	763	719	2,269	2,147
Net gain (loss) on sales and redemptions of securities available for sale	(91)	150	(193)	227
Net gain (loss) on sales of Other Real Estate Owned	-	7	536	(89)
Origination fees on mortgage loans sold	152	87	306	261
Bank owned life insurance income	350	377	1,052	1,130
Other	680	464	1,807	1,583
Total other income	4,040	4,035	12,227	12,225

Other Expenses
Salaries and employee benefits	5,381	5,313	16,714	16,020
Occupancy expense	660	694	2,001	2,124
Equipment expense	881	783	2,548	2,271
Marketing expense	389	375	1,233	961
Professional fees	550	570	1,736	1,779
EFT/ATM expense	297	256	844	763
Other Real Estate Owned expenses	25	33	61	95
FDIC Deposit Insurance Assessment	97	107	296	321
Bonding and other insurance expense	129	120	398	367
Telephone expense	84	83	233	302
Other	663	616	2,070	2,017
Total other expenses	9,156	8,950	28,134	27,020

Income Before Income Taxes	6,101	5,316	16,779	15,095
Income Tax Expense	1,127	1,383	2,958	4,342
Net Income	$4,974	$3,933	$13,821	$10,753

Other Comprehensive Income - Net of Tax
Unrealized gains (losses) on securities	(1,972)	(679)	(6,868)	3,091
Reclassification adjustment for (gains) losses included in net income	71	(99)	152	(150)
Postretirement benefit liability	31	27	95	80
Total Other Comprehensive Income (Loss) - Net of Tax	(1,870)	(751)	(6,621)	3,021

Comprehensive Income	$3,104	$3,182	$7,200	$13,774

Basic Earnings Per Common Share	$0.21	$0.17	$0.60	$0.47

Diluted Earnings Per Common Share	$0.21	$0.17	$0.60	$0.47

Dividends Declared Per Share of Common Stock	$0.10	$0.06	$0.83	$0.86

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
Dollars in thousands	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2018	22,907,844	$22,840	$117,524	$-	$(7,706)	$132,658

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	45,749	(209)	-	-	-	(209)
Restricted stock awards, net of shares redeemed for taxes	7,500	78	-	(78)	-	-
Employee Stock Purchase Plan and other stock issued	29,115	309	-	-	-	309
Tax benefit from exercise of options	-	-	-	-	-	-

Equity Compensation	-	489	-	59	-	548

Deferred Directors' Compensation	-	(104)	-	-	-	(104)

Cumulative Effect Adjustment (ASU 2016-01)	-	-	49	-	(49)	-

Dividends declared ($0.83 per share)	-	-	(19,051)	-	-	(19,051)

Net income	-	-	13,821	-	-	13,821
Other comprehensive income - net of tax	-	-	-	-	(6,621)	(6,621)

Balance - September 30, 2018	22,990,208	$23,403	$112,343	$(19)	$(14,376)	$121,351

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
Dollars in thousands	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2017	22,777,882	$22,562	$126,079	$(4)	$(7,523)	$141,114

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	64,211	(253)	-	-	-	(253)
Restricted stock awards, net of shares redeemed for taxes	6,000	65	-	(65)	-	-
Employee Stock Purchase Plan and other stock issued	27,412	294	-	-	-	294
Tax benefit from exercise of options	-	-	583	-	-	583

Equity Compensation	-	404	-	49	-	453

Deferred Directors' Compensation	-	(354)	-	-	-	(354)

Dividends declared ($0.86 per share)	-	-	(19,642)	-	-	(19,642)

Net income	-	-	10,753	-	-	10,753
Other comprehensive income - net of tax	-	-	-	-	3,021	3,021

Balance - September 30, 2017	22,875,505	$22,718	$117,773	$(20)	$(4,502)	$135,969

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
Dollars in thousands	2018	2017
Cash Flows from Operating Activities
Net Income	$13,821	$10,753
Adjustments to reconcile net income to net cash from operating activities
Recovery of loan losses	(100)	(200)
Depreciation	1,102	1,174
Deferred tax expense	-	(241)
Net amortization of investment premium and discount	1,673	1,710
Adjustment for assets carried at fair market value	63	-
Writedowns of Other Real Estate Owned	42	76
Net (decrease) increase in interest payable and other liabilities	(86)	237
Net decrease (increase) in interest receivable and other assets	2,033	(1,266)
Writedowns of Other Assets	-	37
Equity based compensation expense	548	453
Net (gain) loss on sale/settlement of securities	193	(227)
Increase in cash surrender value of life insurance	(1,052)	(1,131)
Net cash provided by operating activities	$18,237	$11,375

Cash Flows from Investing Activities
Proceeds from maturities of interest bearing time deposits in other banks	$3,250	$2,500
Proceeds from maturities and redemptions of investment securities held to maturity	4,567	11,113
Proceeds from maturities and redemptions of investment securities available for sale	45,400	28,385
Proceeds from sales of investment securities held to maturity	1,612	-
Proceeds from sales of investment securities available for sale	23,569	135,327
Net increase in loans	(57,898)	(42,033)
Proceeds from sales of other real estate owned	1,698	726
Proceeds from sales of other assets	438	230
Purchase of time deposits in other banks	-	(500)
Purchase of investment securities held to maturity	(133)	(4,455)
Purchase of Bank Owned Life Insurance	-	(4,357)
Proceeds from surrender of Bank Owned Life Insurance	-	309
Purchase of investment securities available for sale	(39,565)	(137,941)
Purchase of bank premises and equipment	(362)	(977)
Net cash used for investing activities	$(17,424)	$(11,673)

Cash Flows from Financing Activities
Net decrease in deposits	$(31,888)	$(4,382)
Proceeds from Federal Home Loan Bank borrowings	40,000	-
Repayment of Federal Home Loan Bank borrowings	(5,000)	-
Issuance of common stock	309	294
Stock redeemed for tax withholding - stock based compensation	(209)	(253)
Dividends paid	(19,051)	(19,642)
Net cash used for financing activities	$(15,839)	$(23,983)

Net Decrease in Cash and Cash Equivalents	$(15,026)	$(24,281)

Cash and Cash Equivalents at Beginning of Period	53,010	52,772
Cash and Cash Equivalents at End of Period	$37,984	$28,491

Supplemental Cash Flow Information
Cash paid for interest	$1,556	$1,321
Cash paid for federal income taxes	$1,419	$3,076

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$748	$827
Transfer of loans to other assets	$-	$40

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

On October 9, 2018, the Company and First Merchants Corporation (“First Merchants”) signed an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into First Merchants. Subject to the terms and conditions of the Merger Agreement, each share of the Company will be converted into 0.275 shares of First Merchants common stock. Consummation of the merger is subject to various conditions, including, among others, requisite regulatory approval and approval of the Company’s shareholders. The Merger Agreement was entered into subsequent to the end of the third quarter and the financial statements for the third quarter do not reflect any activity pertaining to the Merger Agreement.

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

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU includes increased disclosures and various changes to the accounting and measurement of financial assets including the Company’s loans and available-for-sale and held-to-maturity debt securities. Each financial asset presented on the balance sheet would have a unique allowance for credit losses valuation account that is deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU also eliminate the probable initial recognition threshold in current GAAP and instead, reflect an entity’s current estimate of all expected credit losses using reasonable and supportable forecasts. The new credit loss guidance will be effective for the Company's year ending December 31, 2020. Upon adoption, the ASU will be applied using a modified retrospective transition method to the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Early adoption for all institutions is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard will likely have an effect on the Company's consolidated financial statements from a onetime adjustment to increase the ALLL upon adoption of the standard and due to increased provision expense at the time loans are originated. Management has developed an implementation timeline and begun the process of segmenting the portfolio.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU was issued to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income, requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, and require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements. ASU 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. The Company adopted ASU 2016-01 on January 1, 2018 and it did not have a material effect on the consolidated financial statements. For exit pricing on loans, the Company made a fair value adjustment based on the yield metrics of the portfolio and applied a credit mark and a discount to reflect transaction costs.

2. EARNINGS PER SHARE

The calculations of earnings per common share are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Basic
Net income	$4,974,000	$3,933,000	$13,821,000	$10,753,000
Average common shares outstanding	22,985,176	22,871,451	22,969,182	22,852,935
Earnings per common share - basic	$0.21	$0.17	$0.60	$0.47

Diluted
Net income	$4,974,000	$3,933,000	$13,821,000	$10,753,000
Average common shares outstanding	22,985,176	22,871,451	22,969,182	22,852,935
Equity compensation	136,675	169,509	131,329	181,598
Average common shares outstanding - diluted	23,121,851	23,040,960	23,100,511	23,034,533
Earnings per common share - diluted	$0.21	$0.17	$0.60	$0.47

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

The following table summarizes the SOSARs that have been granted:

		Weighted Average
	SOSARs	Base Price
SOSARs Outstanding, January 1, 2018	372,585	$6.82
Granted	105,000	10.45
Exercised	(106,870)	4.33
Forfeited	(4,336)	10.09
Expired	-	-
SOSARs Outstanding, September 30, 2018	366,379	$8.55
SOSARs Exercisable, September 30, 2018	174,181	$6.66

The exercise of a SOSAR results in the issuance of a number of shares of common stock of the Company based on the appreciation of the market price of the stock over the base price of the SOSAR. The market value of the Company’s common stock on September 30, 2018 was $11.30. The value of the exercisable SOSARs that are in-the-money as of September 30, 2018 was $808,000, and exercise of those SOSARs on that date would have resulted in the issuance of 71,522 shares of common stock. The plan allows participants to elect to withhold shares from the exercise of SOSARs to cover their tax liability. This may affect the number of shares issued and the value of the common stock account on the balance sheet and the statement of changes in equity.

Restricted Stock Unit Awards – On February 22, 2018, 21,500 performance restricted stock units were awarded to certain key executive officers in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. Each Restricted Stock Unit (RSU) is equivalent to one share of MBT Financial Corp. common stock. Stock will be issued to the participants following a two year performance period that ends on December 31, 2019 if the defined performance targets are achieved. The grant date fair value of the stock was $10.45 per share. Earned RSUs vest on December 15, 2020 and as of September 30, 2018 none of the RSUs were vested.

Restricted Stock Awards – On February 22, 2018, 7,500 restricted shares were awarded to certain non-executive members of the board of directors in accordance with the MBT 2008 Stock Incentive Plan that was approved by shareholders on May 1, 2008 and amended by shareholders on May 7, 2015. The restricted shares vest on December 31, 2018. The expense for the restricted stock is based on the grant date value of $10.45 and is recognized over the vesting period. The unrecognized cost related to the non-vested restricted stock awards was $19,000 as of September 30, 2018.

The total expense for equity based compensation was $156,000 in the third quarter of 2018 and $161,000 in the third quarter of 2017. The total expense for equity based compensation was $548,000 in the first nine months of 2018 and $454,000 in the first nine months of 2017. The unrecognized compensation expense for all equity based compensation plans is $648,000 as of September 30, 2018. The expense is expected to be recognized over a weighted average period of 1.60 years.

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

Loans consist of the following (000s omitted):

	September 30,	December 31,
	2018	2017
Residential real estate loans	$229,485	$222,014
Commercial and Construction real estate loans	295,673	293,202
Agriculture and agricultural real estate loans	22,624	21,231
Commercial and industrial loans	154,188	122,219
Loans to individuals for household, family, and other personal expenditures	50,742	36,313
Total loans, gross	$752,712	$694,979
Less: Allowance for loan losses	7,986	7,666
Net Loans	$744,726	$687,313

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

The following table summarizes nonperforming assets (000s omitted):

	September 30,	December 31,
	2018	2017
Nonaccrual loans	$4,494	$3,658
Loans 90 days past due and accruing	5	3
Restructured loans	6,854	9,625
Total nonperforming loans	$11,353	$13,286

Other real estate owned	997	1,412
Other assets	448	40
Total nonperforming assets	$12,798	$14,738

Nonperforming assets to total assets	0.96%	1.09%
Allowance for loan losses to nonperforming loans	70.34%	57.70%

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

Activity in the allowance for loan losses during the three and nine months ended September 30, 2018 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended September 30, 2018
Beginning Balance	$262	$1,449	$2,949	$474	$1,142	$1,682	$7,958
Charge-offs	-	-	(80)	-	(6)	(11)	(97)
Recoveries	3	34	15	12	34	27	125
Provision	61	(77)	(419)	(14)	(134)	583	-
Ending balance	$326	$1,406	$2,465	$472	$1,036	$2,281	$7,986

Allowance for loan losses: For the nine months ended September 30, 2018
Beginning Balance	$195	$1,443	$3,297	$491	$1,279	$961	$7,666
Charge-offs	-	-	(83)	-	(64)	(13)	(160)
Recoveries	5	65	304	46	107	53	580
Provision	126	(102)	(1,053)	(65)	(286)	1,280	(100)
Ending balance	$326	$1,406	$2,465	$472	$1,036	$2,281	$7,986

Allowance for loan losses as of September 30, 2018
Ending balance individually evaluated for impairment	$-	$162	$173	$340	$107	$149	$931
Ending balance collectively evaluated for impairment	326	1,244	2,292	132	929	2,132	7,055
Ending balance	$326	$1,406	$2,465	$472	$1,036	$2,281	$7,986

Loans as of September 30, 2018
Ending balance individually evaluated for impairment	$1,127	$246	$4,617	$1,546	$4,153	$406	$12,095
Ending balance collectively evaluated for impairment	21,497	153,942	265,927	23,583	225,332	50,336	740,617
Ending balance	$22,624	$154,188	$270,544	$25,129	$229,485	$50,742	$752,712

Activity in the allowance for loan losses during the three and nine months ended September 30, 2017 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended September 30, 2017
Beginning Balance	$320	$1,496	$3,359	$541	$1,398	$1,023	$8,137
Charge-offs	-	(6)	(163)	-	(49)	(88)	(306)
Recoveries	77	18	23	13	31	17	179
Provision	(67)	(199)	56	(56)	(134)	400	-
Ending balance	$330	$1,309	$3,275	$498	$1,246	$1,352	$8,010

Allowance for loan losses: For the nine months ended September 30, 2017
Beginning Balance	$201	$1,632	$3,336	$525	$1,599	$1,165	$8,458
Charge-offs	-	(6)	(572)	-	(99)	(137)	(814)
Recoveries	80	116	97	39	177	57	566
Provision	49	(433)	414	(66)	(431)	267	(200)
Ending balance	$330	$1,309	$3,275	$498	$1,246	$1,352	$8,010

Allowance for loan losses as of September 30, 2017
Ending balance individually evaluated for impairment	$1	$139	$16	$367	$174	$206	$903
Ending balance collectively evaluated for impairment	329	1,170	3,259	131	1,072	1,146	7,107
Ending balance	$330	$1,309	$3,275	$498	$1,246	$1,352	$8,010

Loans as of September 30, 2017
Ending balance individually evaluated for impairment	$1,095	$220	$2,622	$1,598	$5,368	$433	$11,336
Ending balance collectively evaluated for impairment	22,346	122,773	268,893	20,544	211,046	36,928	682,530
Ending balance	$23,441	$122,993	$271,515	$22,142	$216,414	$37,361	$693,866

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

The portfolio segments in each credit risk grade as of September 30, 2018 are as follows (000s omitted):

Credit Quality Indicators as of September 30, 2018
Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$-	$2,573	$114	$11,612	$146,009	$45,226	$205,534
10	-	6,805	-	-	-	-	6,805
20	281	115	206	-	-	-	602
30	490	44,661	23,963	-	1,273	3,662	74,049
40	16,046	93,097	213,410	8,979	73,940	1,840	407,312
45	1,336	2,082	15,442	1,402	2,730	-	22,992
50	1,879	4,355	10,799	1,590	2,185	-	20,808
55	-	251	2,108	1,510	731	-	4,600
60	2,592	249	4,502	36	2,617	14	10,010
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$22,624	$154,188	$270,544	$25,129	$229,485	$50,742	$752,712

Performing	$21,946	$153,889	$266,992	$23,583	$224,627	$50,322	$741,359
Nonperforming	678	299	3,552	1,546	4,858	420	11,353
Total	$22,624	$154,188	$270,544	$25,129	$229,485	$50,742	$752,712

The portfolio segments in each credit risk grade as of December 31, 2017 are as follows (000s omitted):

Credit Quality Indicators as of December 31, 2017
Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$-	$1,341	$160	$13,903	$135,311	$30,359	$181,074
10	-	6,870	-	-	-	-	6,870
20	281	293	353	-	-	-	927
30	503	29,655	6,300	-	941	3,972	41,371
40	14,819	76,792	223,468	4,857	72,634	1,947	394,517
45	1,414	2,391	12,244	1,528	5,363	-	22,940
50	1,864	3,778	21,802	1,667	3,590	6	32,707
55	1,441	594	1,857	1,537	867	2	6,298
60	909	505	3,460	66	3,308	27	8,275
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$21,231	$122,219	$269,644	$23,558	$222,014	$36,313	$694,979

Performing	$20,665	$121,768	$265,801	$21,955	$215,643	$35,861	$681,693
Nonperforming	566	451	3,843	1,603	6,371	452	13,286
Total	$21,231	$122,219	$269,644	$23,558	$222,014	$36,313	$694,979

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of September 30, 2018 and December 31, 2017 (000s omitted):

September 30, 2018	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$56	$-	$75	$131	$22,493	$22,624	$-
Commercial	388	109	30	$527	153,661	154,188	5
Commercial Real Estate	402	-	1,852	2,254	268,290	270,544	-
Construction Real Estate	-	-	-	-	25,129	25,129	-
Residential Real Estate	1,098	74	492	1,664	227,821	229,485	-
Consumer and Other	53	-	-	53	50,689	50,742	-
Total	$1,997	$183	$2,449	$4,629	$748,083	$752,712	$5

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$21,231	$21,231	$-
Commercial	111	8	5	124	122,095	122,219	3
Commercial Real Estate	834	783	56	1,673	267,971	269,644	-
Construction Real Estate	17	-	-	17	23,541	23,558	-
Residential Real Estate	1,361	58	871	2,290	219,724	222,014	-
Consumer and Other	55	2	-	57	36,256	36,313	-
Total	$2,378	$851	$932	$4,161	$690,818	$694,979	$3

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

The following is a summary of non-accrual loans as of September 30, 2018 and December 31, 2017 (000s omitted):

	September 30, 2018	December 31, 2017
Agriculture and Agricultural Real Estate	$119	$-
Commercial	104	243
Commercial Real Estate	2,939	1,580
Construction Real Estate	7	33
Residential Real Estate	1,311	1,783
Consumer and Other	14	19
Total	$4,494	$3,658

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of September 30, 2018 and September 30, and December 31, 2017 (000s omitted):

September 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended	Average Recorded Investment for the Nine Months Ended	Interest Income Recognized in the Nine Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$891	$888	$-	$889	$12	$903	$35
Commercial	-	-	-	-	-	-	-
Commercial Real Estate	2,873	2,875	-	2,896	7	2,902	72
Construction Real Estate	-	-	-	-	-	-	-
Residential Real Estate	3,809	3,983	-	4,006	41	4,058	149
Consumer and Other	32	32	-	33	1	34	2

With an allowance recorded:
Agriculture and Agricultural Real Estate	236	236	-	236	3	238	9
Commercial	246	253	162	256	3	261	9
Commercial Real Estate	1,744	1,807	173	1,878	27	1,895	84
Construction Real Estate	1,546	1,580	340	1,572	19	1,585	56
Residential Real Estate	344	352	107	355	4	359	12
Consumer and Other	374	375	149	377	3	382	8

Total:
Agriculture and Agricultural Real Estate	$1,127	$1,124	$-	$1,125	$15	$1,141	$44
Commercial	246	253	162	256	3	261	9
Commercial Real Estate	4,617	4,682	173	4,774	34	4,797	156
Construction Real Estate	1,546	1,580	340	1,572	19	1,585	56
Residential Real Estate	4,153	4,335	107	4,361	45	4,417	161
Consumer and Other	406	407	149	410	4	416	10

Total	$12,095	$12,381	$931	$12,498	$120	$12,617	$436

	Recorded Investment as of December 31, 2017	Unpaid Principal Balance as of December 31, 2017	Related Allowance as of December 31, 2017	Average Recorded Investment for the Three Months Ended September 30, 2017	Interest Income Recognized in the Three Months Ended September 30, 2017	Average Recorded Investment for the Nine Months Ended September 30, 2017	Interest Income Recognized in the Nine Months Ended September 30, 2017

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$829	$826	$-	$849	$11	$850	$32
Commercial	-	-	-	-	-	-	-
Commercial Real Estate	1,977	2,034	-	2,177	23	2,238	59
Construction Real Estate	17	21	-	-	-	-	-
Residential Real Estate	3,757	3,935	-	4,054	51	4,110	150
Consumer and Other	30	30	-	-	-	1	-

With an allowance recorded:
Agriculture and Agricultural Real Estate	241	240	1	242	3	244	10
Commercial	265	268	148	220	2	224	7
Commercial Real Estate	1,776	1,783	219	614	6	621	17
Construction Real Estate	1,586	1,619	360	1,622	19	1,635	57
Residential Real Estate	1,464	1,515	177	1,537	16	1,552	45
Consumer and Other	402	403	205	437	5	444	15

Total:
Agriculture and Agricultural Real Estate	$1,070	$1,066	$1	$1,091	$14	$1,094	$42
Commercial	265	268	148	220	2	224	7
Commercial Real Estate	3,753	3,817	219	2,791	29	2,859	76
Construction Real Estate	1,603	1,640	360	1,622	19	1,635	57
Residential Real Estate	5,221	5,450	177	5,591	67	5,662	195
Consumer and Other	432	433	205	437	5	445	15

Total	$12,344	$12,674	$1,110	$11,752	$136	$11,919	$392

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three and nine month periods ended September 30, 2018 and September 30, 2017 are as follows (000s omitted from dollar amounts):

	Three months ended			Nine months ended
	September 30, 2018			September 30, 2018
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	-	-	-	-	-	-
Commercial Real Estate	1	58	53	2	341	333
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	1	78	78	3	250	228
Consumer and Other	-	-	-	-	-	-
Total	2	$136	$131	5	$591	$561

	Three months ended			Nine months ended
	September 30, 2017			September 30, 2017
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	-	-	-	2	29	29
Commercial Real Estate	1	225	202	4	578	492
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	1	99	99	5	371	229
Consumer and Other	-	-	-	1	1	-
Total	2	$324	$301	12	$979	$750

The Bank considers TDRs that become past due under the modified terms as defaulted. The following table shows the loans that became TDRs during the nine month periods ended September 30, 2018 and September 30, 2017 that subsequently defaulted during the nine month periods ended September 30, 2018 and September 30, 2017, respectively.

	Nine months ended		Nine months ended
	September 30, 2018		September 30, 2017
	Number of Contracts	Recorded Principal Balance	Number of Contracts	Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	-	$-
Commercial	-	-	-	-
Commercial Real Estate	-	-	-	-
Construction Real Estate	-	-	-	-
Residential Real Estate	-	-	1	99
Consumer and Other	-	-	-	-
Total	-	$-	1	$99

The Company has allocated $871,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at September 30, 2018. In addition, there were no commitments to lend additional amounts to borrowers that are classified as troubled debt restructurings as of September 30, 2018 and September 30, 2017.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of September 30, 2018 and December 31, 2017 (000s omitted):

Held to Maturity
September 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$-	$-	$-	$-
Corporate Debt Securities	-	-	-	-
	$-	$-	$-	$-

	Available for Sale
	September 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$139,690	$-	$(7,768)	$131,922
Mortgage Backed Securities issued by U.S. Government Agencies	221,515	-	(7,556)	213,959
Obligations of States and Political Subdivisions	72,570	4	(1,258)	71,316
Corporate Debt Securities	13,556	108	(30)	13,634
	$447,331	$112	$(16,612)	$430,831

	Held to Maturity
	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	$36,663	$666	$(322)	$37,007
Corporate Debt Securities	500	-	(21)	479
	$37,163	$666	$(343)	$37,486

	Available for Sale
	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$140,090	$32	$(4,242)	$135,880
Mortgage Backed Securities issued by U.S. Government Agencies	248,649	3	(3,875)	244,777
Obligations of States and Political Subdivisions	37,308	48	(373)	36,983
Corporate Debt Securities	22,662	462	(41)	23,083
Equity Securities	2,044	49	-	2,093
	$450,753	$594	$(8,531)	$442,816

The amortized cost and estimated market values of securities by contractual maturity as of September 30, 2018 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Contractual maturity in
1 year or less	$-	$-	$9,239	$9,239
After 1 year through five years	-	-	69,750	67,387
After 5 years through 10 years	-	-	107,097	101,421
After 10 years	-	-	39,730	38,825
Total	-	-	225,816	216,872
Mortgage Backed Securities	-	-	221,515	213,959
Total	$-	$-	$447,331	$430,831

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017.

	September 30, 2018

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$17,086	$536	$109,557	$7,231	$126,643	$7,767
Mortgage Backed Securities issued by U.S. Government Agencies	76,652	2,410	137,306	5,146	213,958	7,556
Obligations of States and Political Subdivisions	37,508	968	13,134	655	50,642	1,623
Corporate Debt Securities	4,511	45	-	-	4,511	45
	$135,757	$3,959	$259,997	$13,032	$395,754	$16,991

	December 31, 2017

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$25,257	$286	$105,329	$3,956	$130,586	$4,242
Mortgage Backed Securities issued by U.S. Government Agencies	161,792	1,725	81,157	2,150	242,949	3,875
Obligations of States and Political Subdivisions	23,898	357	16,741	338	40,639	695
Corporate Debt Securities	4,560	39	2,009	23	6,569	62
	$215,507	$2,407	$205,236	$6,467	$420,743	$8,874

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at September 30, 2018. As of September 30, 2018 and December 31, 2017, there were 199 and 205 securities in an unrealized loss position, respectively.

During the third quarter of 2018, the Company sold Obligations of States and Political Subdivisions that were classified as Held to Maturity. According to ASC 320-10-25, the sale of these securities was inconsistent with the Held to Maturity classification, and as a result, the Company reclassified all of its remaining Held to Maturity investments as Available for Sale as of September 30, 2018.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, and the valuation techniques used by the Company to determine those fair values.

					Total
	Carrying				Estimated
September 30, 2018	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$37,984	$37,984	$-	$-	$37,984
Time Deposits in Other Banks	11,946	-	10,954	750	11,704
Securities - Held to Maturity
Obligations of States and Political Subdivisions	-	-	-	-	-
Corporate Debt Securities	-	-	-	-	-

Securities - Available for Sale
Obligations of U.S. Government Agencies	131,922	-	131,922	-	131,922
MBS issued by U.S. Government Agencies	213,959	-	213,959	-	213,959
Obligations of States and Political Subdivisions	71,316	-	71,316	-	71,316
Corporate Debt Securities	13,634	-	13,634	-	13,634

Equity Securities	7,403	3,255	4,148	-	7,403
Loans Held for Sale	183	-	-	186	186
Loans, net	744,726	-	-	684,324	684,324
Accrued Interest Receivable	4,772	-	-	4,772	4,772

Financial Liabilities:
Noninterest Bearing Deposits	291,731	291,731	-	-	291,731
Interest Bearing Deposits	874,545	-	875,157	-	875,157
Borrowed funds
FHLB Advances	35,000	-	34,775	-	34,775
Accrued Interest Payable	92	-	-	92	92

					Total
	Carrying				Estimated
December 31, 2017	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$53,010	$53,010	$-	$-	$53,010
Time Deposits in Other Banks	15,196	-	15,082	-	15,082
Securities - Held to Maturity
Obligations of States and Political Subdivisions	36,663	-	2,407	34,600	37,007
Corporate Debt Securities	500	-	479	-	479

Securities - Available for Sale
Obligations of U.S. Government Agencies	135,880	-	135,880	-	135,880
MBS issued by U.S. Government Agencies	244,777	-	244,777	-	244,777
Obligations of States and Political Subdivisions	36,983	-	36,983	-	36,983
Corporate Debt Securities	23,083	-	23,083	-	23,083
Equity Securities	2,093	2,093	-	-	2,093

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	346	-	-	356	356
Loans, net	687,313	-	-	657,684	657,684
Accrued Interest Receivable	4,169	-	-	4,169	4,169

Financial Liabilities:
Noninterest Bearing Deposits	299,838	299,838	-	-	299,838
Interest Bearing Deposits	898,326	-	899,481	-	899,481
Accrued Interest Payable	61	-	-	61	61

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

The Company’s assets with Level 3 fair values are carried at their amortized cost values as of September 30, 2018 or December 31, 2017. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

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

Assets measured at fair value on a nonrecurring basis are as follows (000s omitted):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Impaired loans	$-	$-	$11,164
Other Real Estate Owned	$-	$-	$997

December 31, 2017
Impaired loans	$-	$-	$11,234
Other Real Estate Owned	$-	$-	$1,412

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	September 30,	December 31,
	2018	2017
Commitments to extend credit:
Unused portion of commercial lines of credit	$117,670	$103,080
Unused portion of credit card lines of credit	6,271	5,934
Unused portion of home equity lines of credit	35,272	30,368
Standby letters of credit and financial guarantees written	1,837	1,364

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

On October 9, 2018, the Company and First Merchants Corporation (“First Merchants”) signed an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into First Merchants. Subject to the terms and conditions of the Merger Agreement, each share of the Company will be converted into 0.275 shares of First Merchants common stock. Consummation of the merger is subject to various conditions, including, among others, requisite regulatory approval and approval of the Company’s shareholders. For additional information regarding the Merger Agreement and the related proposed merger transaction, please see the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2018.

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

The net profit of $4,974,000 for the third quarter of 2018 was an increase of $1,041,000 or 26.5% compared to the third quarter of 2017. The increase was mainly the result of an increase of $986,000 in the net interest income and a decrease of $256,000 in the federal income tax expense. For the first nine months of 2018, net income is up $3,068,000, or 28.5% compared to 2017. The year to date improvement is due to the increase of $2,896,000 in net interest income and the decrease of $1,384,000 in federal income tax expense. The effect of these items was mitigated by an increase of $1,114,000 in non-interest expenses, which was primarily due to higher salaries and employee benefits.

The national economic condition is good, and the economy in southeast Michigan is continuing to recover. State and local unemployment rates are holding steady near their lowest post-recession levels, and are now comparable to the national average. Commercial and residential development property values continue to improve, with most values reaching or exceeding their pre-recession levels. Our total classified assets, which include internal watch list loans, other real estate owned, and nonperforming and watch list investment securities, have been improving steadily since 2014, but increased slightly in the third quarter of 2018. Classified assets increased $1.0 million, or 9.3% compared to a year ago. Net recoveries were $420,000, or 0.08% of loans, annualized, in the first three quarters of 2018, compared to net charge offs of $248,000, or 0.05% in the first three quarters of 2017. Due to improving loan quality metrics and net recoveries, we were able to reduce our Allowance for Loan and Lease Losses (ALLL) as a percent of loans from 1.15% at September 30, 2017 to 1.06% as of September 30, 2018. Even though the ALLL decreased as a percent of loans outstanding, the growth in the loan portfolio necessitated an increase in the size of the ALLL. The ALLL increased $320,000 during the first nine months of 2018 due to the net recoveries of $420,000, offset by the year to date negative provision of $100,000. We assess the adequacy of our ALLL each quarter, and adjust it as necessary by debiting or crediting the provision expense. The allowance includes $931,000 of specific allocations on $12.1 million of loans evaluated for impairment and $7.1 million of general allocations on the remainder of the portfolio. The general allocation is based on the historical charge off experience of the previous 20 quarters. The improvement in the historical loss rates is slowing and loan growth is continuing, so we do not expect negative provisions to continue.

The $986,000 increase in Net Interest Income in the third quarter of 2018 compared to the third quarter of 2017 was due to the increase in the net interest margin from 3.38% to 3.62%, and the increase of $17.6 million in the amount of average earning assets. The net interest margin increased because the yield on earnings assets increased 35 basis points while the cost of interest bearing liabilities only increased 10 basis points. Non-interest income for the quarter increased $5,000 and non-interest expenses increased $206,000.

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

With respect to asset quality, our nonperforming assets (“NPAs”) decreased 12.9% during the nine months, from $14.7 million to $12.8 million, while total classified assets increased from $9.7 million to $11.9 million. Loan delinquencies increased from $4.2 million 30 days or more past due as of December 31, 2017 to $4.6 million as of September 30, 2018 and the delinquency percentage increased from 0.60% to 0.61% of the total loans. Over the last twelve months, NPAs decreased $1.8 million, or 12.3%, with nonperforming loans decreasing 14.3% from $13.3 million to $11.4 million, and Other Real Estate Owned and Other Assets(“OREO”) unchanged at $1.45 million. Total classified assets, which include internally classified watch list loans, other real estate, and watch list investment securities, increased $2.2 million, or 22.4%. The amount required in the Allowance for Loan and Lease Losses (“ALLL”) was unchanged at $8.0 million compared to a year ago because the improvement in the quality of the assets in the loan portfolio and the decrease in the historical loss rates were offset by the increase in the size of the loan portfolio. The ALLL is now 1.06% of loans, down from 1.15% at September 30, 2017. The ALLL is 70.34% of nonperforming loans (“NPLs”), compared to 57.70% at year end and 62.03% at September 30, 2017. In light of current economic conditions, we believe that this level of ALLL adequately estimates the potential losses in the loan portfolio.

Since December 31, 2017, total loans held for investment increased $57.7 million as new loan activity exceeded payments received and other reductions in the period. Even with the increase in loans, our pipeline of loans in process remained steady, and we expect new loan production to continue to exceed run off, resulting in an increase in loans outstanding in the fourth quarter of 2018.

Since December 31, 2017, deposits decreased $31.9 million, borrowed funds increased $35.0 million, other liabilities decreased $0.1 million, and capital decreased $11.3 million, and as a result our total assets decreased $8.3 million, or 0.6%. Deposits decreased during the first half of 2018 as some of our local competitors increased their deposit interest rates faster than we did. We monitor the competition closely, and adjusted some of our pricing in order to preserve our strong deposit base while still controlling our interest expense. This resulted in a small amount of deposit funding growth in the third quarter of 2018. We will continue to price our deposit products competitively, but we have adequate on and off balance sheet liquidity to fund our continued loan growth without needing to actively grow deposits. The total capital decreased $11.3 million since December 31, 2017, mainly because dividends paid exceeded earnings by $5.2 million due to the special dividend of $13.8 million paid in the first quarter of 2018. Capital also decreased due to an increase of $6.7 million in the Accumulated Other Comprehensive Loss, which was due to the decrease in the market value of securities available for sale. Capital decreased at a higher rate than assets, causing the capital to assets ratio to decrease from 9.85% at December 31, 2017 to 9.06% at September 30, 2018.

Results of Operations – Third Quarter 2018 vs. Third Quarter 2017

Net Interest Income - A comparison of the income statements for the three months ended September 30, 2018 and 2017 shows an increase of $986,000, or 9.6%, in Net Interest Income. Interest income on loans increased $1,069,000, or 13.2% as the average loans outstanding increased $64.7 million and the average yield on loans increased from 4.68% to 4.84%. The average loans outstanding increased due to the purchases of consumer loans and syndicated commercial loans, and organic growth in our local markets. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $165,000 even though the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $47.0 million as the yield increased from 1.90% to 2.22%. The Company continues to maintain a high level of liquidity, but some of that liquidity is being used by redeploying earning assets from low yielding short term investments and deposits in the Federal Reserve Bank into higher yielding loans. The interest expense on deposits increased $29,000, or 6.8% even though the average deposits decreased $11.5 million as the average cost of deposits increased from 0.14% to 0.15%. Due to the growth in loans and the decrease in deposit funding, average borrowed funds increased $36.8 million, and the cost of borrowed funds increased $219,000 compared to the third quarter of 2017. Average total interest bearing liabilities increased $12.7 million, and the cost of interest bearing liabilities increased from 0.19% in the third quarter of 2017 to 0.29% in the third quarter of 2018. As a result, interest expense increased $248,000, or 58.1%.

Provision for Loan Losses - The Company did not record a Provision for Loan Losses expense in the third quarter of 2017 or the third quarter of 2018. We charged off $97,000 of principal while recovering $125,000 of previously charged off loans in the third quarter of 2018, for a net recovery total of $28,000, or 0.01% of loans, annualized. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Even though the portfolio risk indicators improved, growth in the portfolio resulted in the need for an increase in the amount of ALLL required. The net recoveries of $28,000 enabled us to achieve the required ALLL without recording a provision expense. The allowance includes $931,000 of specific allocations and $7.1 million of general allocations. The general allocation is based on the historical charge off experience of the previous 20 quarters. The historical charge off rate is not expected to continue to improve significantly, and if loan growth continues as expected, provision expenses may be required in the future.

Other Income – Non interest income increased $5,000, or 0.1% compared to the third quarter of 2017. Increases in Wealth Management income, Debit Card income, and Other non-interest income were offset by the decrease in gains on securities transactions. Origination fees on mortgage loans sold increased $65,000 because we retained more of our fixed rate mortgage loan originations in the third quarter of 2018.

Other Expenses – Total non-interest expenses increased $206,000, or 2.3% compared to the third quarter of 2017. Salaries and Employee Benefits increased $68,000, or 1.2% mainly due to higher retirement and healthcare benefit expenses. Occupancy expense decreased $34,000 due to lower depreciation and maintenance costs. Equipment expense increased $98,000 due to higher computer expense, which includes expenses related to a wealth management system conversion that was completed in the third quarter of 2018.

As a result of the above activity, the Profit Before Income Taxes in the third quarter of 2018 was $6,101,000, an increase of $785,000 compared to the pre-tax profit of $5,316,000 in the third quarter of 2017. The Company recorded a federal income tax expense of $1,127,000 in the third quarter of 2018, reflecting an effective tax rate of 18.5%, compared to the tax expense of $1,383,000 in the third quarter of 2017, which reflected an effective rate of 26.0%. The tax expense in the third quarter of 2018 reflects the decrease in our statutory rate from 34% to 21% resulting from the Tax Cuts and Jobs Act. The Net profit for the third quarter of 2018 was $4,974,000, an increase of 26.5% compared to the net profit of $3,933,000 in the third quarter of 2017.

Results of Operations – First Three Quarters 2018 vs. First Three Quarters 2017

Net Interest Income - A comparison of the income statements for the nine months ended September 30, 2018 and 2017 shows an increase of $2,896,000, or 9.8%, in Net Interest Income. Interest income on loans increased $2,949,000, or 12.7% as the average loans outstanding increased $56.0 million and the average yield on loans increased from 4.61% to 4.80%. The average loans outstanding increased due to the purchase of a pool of consumer loans related to the refinance of student debt, purchases of syndicated loans, and organic growth in our local markets. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $213,000 even though the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $54.7 million because the investment portfolio yield increased from 1.91% to 2.17%. The Company continues to maintain a high level of liquidity, but some of that liquidity is being used by redeploying earning assets from low yielding short term investments and deposits in the Federal Reserve Bank into higher yielding loans. The interest expense on deposits decreased $47,000, or 3.6% as the average deposits decreased $10.3 million and the average cost of deposits decreased from 0.15% to 0.14%. The average cost of deposits decreased because maturing time deposits are either resetting at lower rates or customers are moving the funds to non-interest bearing demand deposit accounts or low cost non maturity deposits due to the flat yield curve interest rate environment. Due to the increase in loans and the decrease in deposit funding, the Bank increased its average use of borrowed funds by $18.3 million. The cost of the borrowed funds increased from 0.96% in the first nine months of 2017 to 2.25% in the first nine months of 2018, resulting in an increase of $313,000 in interest expense on borrowed funds. The cost of all interest bearing liabilities increased from 0.19% for the first nine months of 2017 to 0.24% for the first nine months of 2018.

Provision for Loan Losses - The Provision for Loan Losses increased $100,000 compared to the first nine months of 2017 as a $100,000 credit to provision expense was recorded in the first quarter of 2018, compared to a negative provision expense of $200,000 that was recorded in the first quarter of 2017. We charged off $160,000 of principal while recovering $580,000 of previously charged off loans in the first three quarters of 2018, for a net recovery total of $420,000, or 0.08% of loans, annualized. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. Even though the portfolio grew, the risk indicators improved, resulting in the need for an increase of $320,000 in the amount of ALLL required. The net recoveries of $420,000 enabled us to achieve the required ALLL by recording the negative provision expense of $100,000. The historical charge off rate is not expected to continue to improve significantly, and if loan growth continues as expected, provision expenses may be required.

Other Income – Non interest income was $12.2 million in the first three quarters of 2018 and 2017. Wealth management fees decreased $274,000 due to an accrual adjustment of $389,000 in 2017. Service charges on deposit accounts decreased $242,000 due to lower overdraft activity and higher earnings credits on certain business checking accounts. Gains on securities transactions decreased $420,000 due to losses in 2018 related to some portfolio restructuring transactions, and gains in 2017. Gains on other real estate transactions increased $625,000 due to gains on sales in 2018 compared to losses on sales in 2017. Debit card income increased $122,000, or 5.7% due to increased customer debit card usage.

Other Expenses – Total non-interest expenses increased $1,114,000, or 4.1% compared to the first three quarters of 2017. Salaries and Employee Benefits increased $694,000, or 4.3% due to higher salaries, a larger incentive compensation accrual, and an adjustment to the stock based compensation accrual related to the special dividend in the first half of 2018. Also, the 401k matching contribution increased due to higher employee deferrals, health insurance benefits expense increased, and payroll tax expense was higher. Equipment expense increased $277,000 due to higher computer expense, which included PC network hardware replacement and expenses related to a wealth management system conversion in 2018. Marketing expenses increased $272,000, or 28.3% due to increased advertising and other expenses related to our branding initiative.

As a result of the above activity, the Profit Before Income Taxes in the first three quarters of 2018 was $16,779,000, an increase of $1,684,000 compared to the pre-tax profit of $15,095,000 in the first three quarters of 2017. The Company recorded a federal income tax expense of $2,958,000 in the first three quarters of 2018, reflecting an effective tax rate of 17.6%, compared to the tax expense of $4,342,000 in the first three quarters of 2017, which reflected an effective rate of 28.8%. The tax expense in 2018 reflects the decrease in our statutory rate from 34% to 21% resulting from the Tax Cuts and Jobs Act, and also includes a tax benefit related to our stock based compensation program. The Net profit for the first three quarters of 2018 was $13,821,000, an increase of 28.5% compared to the net profit of $10,753,000 in the first three quarters of 2017.

Cash Flows

Cash flows provided by operating activities increased $6,862,000 compared to the first nine months of 2017 mainly because the net income was $3,068,000 higher in 2018 and $3,299,000 more cash was provided by reducing interest receivable and other assets. The cash flow used for investing activities in the first nine months of 2018 was $17.4 million because the cash provided by sales, maturities, and redemption of securities, net of purchases of investment securities was $38.8 million while the cash used to increase loans was $57.9 million. The cash flow used for investing activities in the first nine months of 2017 was $11.7 million because the cash provided by sales, maturities, and redemption of securities, net of purchases of investment securities was $39.4 million while the cash used to increase loans and bank owned life insurance was $42.0 million and $4.4 million, respectively. The amount of cash provided by the investment portfolio decreased because the higher rate environment has slowed the prepayments of mortgage backed securities and callable debt securities. The bank is actively growing its loan portfolio, and primarily funding that growth with cash flow from the investment portfolio. The amount of cash used for financing activities was $8.1 million lower in the first nine months of 2018 than it was in the first nine months of 2017 even though deposits decreased by $27.5 million more in the first nine months of 2018 because cash provided by borrowing, net of repayments of borrowings, was $35.0 million higher. The amount of cash used to pay dividends decreased by $0.6 million as the dividend payout ratio decreased from 182.7% in 2017 to 137.8% in 2018. In the first nine months of 2018, the cash used for investing and financing activities exceeded the cash provided by operating activities, and the amount of cash and cash equivalents decreased by $15.0 million during the period. In the first nine months of 2017, the cash used for investing and financing activities exceeded the cash provided by operating activities, resulting in a decrease of $24.3 million in cash and cash equivalents during the first nine months of 2017. We expect cash flows from redemptions of investment securities and deposit growth to exceed our uses for loan growth in the fourth quarter of 2018, and as a result we plan to utilize that cash flow to reduce borrowings. We anticipate that we will maintain our current level of cash and cash equivalents through the end of the year.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. Internal sources of liquidity include the maturities of loans and securities in the ordinary course of business as well as our available for sale securities portfolio. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, the Federal funds line that has been established with our correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of September 30, 2018, the Bank was utilizing $35 million of its authorized limit of $255 million with the Federal Home Loan Bank of Indianapolis, $0 of its $20 million overdraft line of credit with the Federal Home Loan Bank of Indianapolis, and $0 of its $25 million federal funds line with a correspondent bank. The Company periodically draws on its overdraft and fed funds lines to ensure that funding will be available if needed.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first nine months of 2018 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $121.4 million at September 30, 2018 and $132.7 million at December 31, 2017. Retained earnings decreased $5.2 million as the year to date profit was exceeded by the payment of cash dividends on the common stock, and the Accumulated Other Comprehensive Loss (AOCL) increased due to a decrease in the value of our securities that are classified as Available For Sale. Total equity decreased $11.3 million while total assets decreased $8.3 million, so the ratio of equity to assets decreased from 9.85% at December 31, 2017 to 9.06% at September 30, 2018.

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

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of September 30, 2018:
Total Capital to Risk-Weighted Assets
Consolidated	$144,047	15.76%	$91,419	10.0%
Monroe Bank & Trust	142,676	15.63%	91,288	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	135,726	14.85%	73,135	8.0%
Monroe Bank & Trust	134,355	14.72%	73,030	8.0%
Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	135,726	14.85%	59,422	6.5%
Monroe Bank & Trust	134,355	14.72%	59,337	6.5%
Tier 1 Capital to Average Assets
Consolidated	135,726	9.96%	68,160	5.0%
Monroe Bank & Trust	134,355	9.86%	68,109	5.0%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Capital to Risk-Weighted Assets
Consolidated	$148,387	17.39%	$85,350	10.0%
Monroe Bank & Trust	146,842	17.21%	85,343	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	140,364	16.45%	68,280	8.0%
Monroe Bank & Trust	138,819	16.27%	68,274	8.0%
Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	140,364	16.45%	55,477	6.5%
Monroe Bank & Trust	138,819	16.27%	55,473	6.5%
Tier 1 Capital to Average Assets
Consolidated	140,364	10.44%	67,229	5.0%
Monroe Bank & Trust	138,819	10.33%	67,216	5.0%

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

Each quarter, the Asset and Liability Committee (ALCO), which includes the senior management of the Bank and a non executive member of the board of directors, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank’s net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of increases of 100, 200, 300, 400, and 500 basis points and decreases of 100, 200, and 300 basis points in the interest rates. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates.

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. Throughout the first three quarters of 2018, the Bank’s interest rate risk has remained within its policy limits.

The ALCO also monitors interest rate risk by estimating the effect of changes in interest rates on the economic value of the Bank’s equity each quarter. The economic value of the Bank’s equity is first determined by subtracting the fair value of the Bank’s liabilities from the fair value of the Bank’s assets. The Bank estimates the interest rate risk by calculating the effect of market interest rate changes on that economic value of its equity. For this analysis, the Bank assumes immediate parallel shifts of plus 100, 200, 300, 400, and 500 basis points and minus 100, 200, and 300 basis points in interest rates. The discount rates used to determine the present values of the loans and deposits, as well as the prepayment rates for the loans, are based on Management’s expectations of the effect of the rate changes on the market for loans and deposits. In addition, each quarter, the Bank conducts additional analyses that utilize other rate scenarios, such as larger shifts in rates and changes in the shape of the yield curve, to assess the Bank’s exposure to interest rate risk in stress scenarios.

The Bank’s interest rate risk, as measured by the net interest income and economic value of equity simulations, has not changed significantly from December 31, 2017.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2018, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a stock repurchase program which it publicly announced on January 25, 2018. On that date, the Board of Directors authorized the repurchase of 2 million of the Company’s common shares, which authorization commenced on February 1, 2018 and will expire on January 31, 2020. The Company did not repurchase any shares of its common stock during the three months ended September 30, 2018, and 2,000,000 shares remain available under the repurchase authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Reorganization and Merger between First Merchants Corporation and MBT Financial Corp. dated October 9, 2018. Previously filed as Exhibit 2.1 to MBT Financial Corp.'s Form 8-K filed with the Securities and Exchange Commission on October 10, 2018.

3.1	Amended and Restated Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2016.

3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.

10.1	Amended and Restated Change in Control Agreement with H. Douglas Chaffin. Previously field as Exhibit 10.1 to MBT Financial Corp.’s Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.

10.2	Form of Severance Agreement with Mr. Scott E. McKelvey, Thomas G. Myers, Audrey Mistor and John L. Skibski. Previously field as Exhibit 10.2 to MBT Financial Corp.’s Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.

10.3	The Monroe Bank & Trust Supplemental Executive Retirement Agreement with H. Douglas Chaffin, as amended. Previously field as Exhibit 10.3 to MBT Financial Corp.’s Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.

10.4	Voting Agreement dated October 9, 2018 among First Merchants Corporation, each member of the Board of Directors of MBT Financial Corp., Patriot Financial Partners and Castle Creek Capital Partners. Previously field as Exhibit 10.1 to MBT Financial Corp.’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2018.

31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

MBT Financial Corp. (Registrant)

November 9, 2018	By /s/ H. Douglas Chaffin
Date	H. Douglas Chaffin President & Chief Executive Officer

November 9, 2018	By /s/ John L. Skibski
Date	John L. Skibski Executive Vice President and Chief Financial Officer