Form 10-K
period 2018-12-31
MBT FINANCIAL CORP
filed 2019-03-18
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any of the amendments of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new of revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES ☐   NO ☑

As of June 30, 2018, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $188.6 million based on the closing sale price as reported on the NASDAQ Global Select system.

As of March 18, 2019, there were 23,036,758 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders of MBT Financial Corp. are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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

The Bank’s primary market area is Monroe County, Michigan. According to the most recent market data, there are eight deposit taking/lending institutions competing in the Bank’s market. According to the most recent FDIC Deposit Market Share Report, the Bank ranks first in deposit market share out of eight institutions operating in Monroe County with 50.12% of the market. Huntington National Bank is second in the market with a deposit market share of approximately 17.04%, and Fifth Third Bank is third in the market with a deposit market share of approximately 11.86%. No other institution operating in the Monroe County market has a deposit market share in excess of 10%. JP Morgan Chase Bank, NA and Comerica Bank are first and second in the Wayne County market, respectively, with a combined market share of approximately 76.37%. In 2001, the Bank began expanding into Wayne County, Michigan, and currently ranks fourteenth out of twenty- institutions operating in Wayne County with a market share of 0.28%. For the combined Monroe and Wayne County market, the Bank ranks eighth of twenty-three institutions with a market share of 2.02%.

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

Loans to One Borrower. Michigan law provides that a Michigan commercial bank may not provide loans or extensions of credit to a person in excess of 15% of the capital and surplus of the bank. The limit, however, may be increased to 25% of capital and surplus if approval of two-thirds of the Bank’s board of directors is granted. At December 31, 2018, the Bank’s regulatory limit on loans to one borrower was $15.089 million or $25.149 million for loans approved by two-thirds of the Board of Directors. If the Michigan DIFS determines that the interests of a group of more than one person, co-partnership, association or corporation are so interrelated that they should be considered as a unit for the purpose of extending credit, the total loans and extensions of credit to that group are combined. At December 31, 2018, the Bank did not have any loans with one borrower that exceeded its regulatory limits.

At December 31, 2018, loans that had high loan to value ratios at origination were quantified by management and represented less than 10% of total outstanding loans as of the balance sheet date. Additionally, management quantified all loans (mortgage, consumer and commercial) that required interest only payments as of the balance sheet date and determined that these types of loans were less than 10% of total loans outstanding at December 31, 2018. Based on these facts, management concluded no concentrations of credit risk existed at December 31, 2018.

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

Capital Requirements. Under FDIC regulations, federally-insured state-chartered banks that are not members of the Federal Reserve (“state non-member banks”), such as the Bank, are required to comply with minimum leverage capital requirements. The minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 4%.Tier 1 capital is principally composed of the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships). As of December 31, 2018, the Tier 1 capital to average total assets ratio for the Bank was 10.15%.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized"), and all institutions are assigned one such category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. At December 31, 2018, the Bank’s regulatory capital classification was “well capitalized.”

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

Federal Home Loan Bank. The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”), one of the 11 regional Federal Home Loan Banks. The FHLBI provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLBI, is required to acquire and hold shares of capital stock in the FHLBI in an amount equal to at least 0.75% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or between 2% and 4.5% of its advances (borrowings) from the FHLBI, whichever is greater. The Bank was in compliance with this requirement and its investment in FHLBI stock at December 31, 2018 was $4.1 million. The FHLB Banks function as a central reserve bank by providing credit for financial institutions throughout the United States. Advances are generally secured by eligible assets of a member, which include principally mortgage loans and obligations of, or guaranteed by, the U.S. government or its agencies. Advances can be made to the Bank under several different credit programs of the FHLBI. Each credit program has its own interest rate, range of maturities and limitations on the amount of advances permitted based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

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

Employees

MBT Financial Corp. has no employees other than its three officers, each of whom is also an employee and officer of Monroe Bank & Trust and who serve in their capacity as officers of MBT Financial Corp. without compensation. As of December 31, 2018, Monroe Bank & Trust had 267 full-time employees and 9 part-time employees. Monroe Bank & Trust provides a number of benefits for its full-time employees, including health and life insurance, workers' compensation, social security, paid vacations, numerous bank services, and a 401(k) plan.

Executive Officers of the Registrant

NAME	AGE	POSITION
H. Douglas Chaffin	63	President & Chief Executive Officer
Scott E. McKelvey	59	Executive Vice President, Wayne County President & Strategic Support Director, Monroe Bank & Trust Secretary, MBT Financial Corp.
Audrey Mistor	61	Executive Vice President, Wealth Management Group & MBTeam Mentorship Director, Monroe Bank and Trust
Thomas G. Myers	62	Executive Vice President, Chief Lending Manager & MBTeam/CARE Sales Director, Monroe Bank & Trust
John L. Skibski	54	Executive Vice President - Chief Financial Officer & Risk Management Director, Monroe Bank & Trust; Treasurer, MBT Financial Corp.

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

H. Douglas Chaffin was President & Chief Executive Officer of the Bank and the Company in each of the last five years. Scott E. McKelvey was Executive Vice President, Regional President Wayne County in 2014-2015, and was Executive Vice President, Wayne County President & Strategic Support Director in 2016-2018. McKelvey was Secretary of the Company in each of the last five years. Audrey Mistor was Executive Vice President, Wealth Management Group Manager in 2014-2015, and was Executive Vice President, Wealth Management Group and MBTeam Mentorship Director in 2016-2018. Thomas G. Myers was Executive Vice President & Chief Lending Manager in 2014-2015 and was Executive Vice President, Chief Lending Manager & MBTeam/CARE Sales Director in 2016-2018. John L. Skibski was Executive Vice President & Chief Financial Officer in 2014-2015 and was Executive Vice President – Chief Financial Officer and Risk Management Director in 2016-2018. Skibski was Treasurer of the Company in each of the last five years.

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

We attempt to maintain an appropriate allowance for loan losses to provide for potential inherent losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors including, among others, the ongoing review and grading of the loan portfolio, consideration of our past loan loss experience as well as that of the banking industry, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual credits, and other qualitative and quantitative factors which could affect probable credit losses. We determine the amount of the allowance for loan losses by considering these factors and by using estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on our historical loss experience with additional qualitative factors for various issues, and allocation of specific reserves for special situations that are unique to the measurement period with consideration of current economic trends and conditions, all of which are susceptible to significant change. As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. Although we believe the level of the allowance for loan losses is appropriate as recorded in the consolidated financial statements, because current economic conditions are uncertain and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. Management is of the opinion that the Allowance for Loan Losses of $7,771,000 as of December 31, 2018 was adequate.

Our loan portfolio is collateralized predominantly by real estate.

A substantial portion of the Bank’s loan portfolio is sensitive to real estate values. The declines in the market value of real estate that occurred during the most recent national and regional decline during the 2008 – 2010 timeframe resulted in significant increases in delinquencies and losses on certain segments of our portfolio. While the real estate market has stabilized and is no longer experiencing the rapid decreases in value and increases in inventory of foreclosed properties that occurred during 2008 – 2010 timeframe, there remain substantial risks associated with real estate collateral values, particularly in the Bank’s primary market in Southeast Michigan. As of December 31, 2018, more than 75% of the Bank’s loan portfolio was secured by real estate.

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

In response to market conditions and other economic factors, the Bank may utilize alternative sale strategies other than orderly dispositions as part of its OREO disposition strategy, such as immediate liquidation sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from estimates used to determine the fair value of the Bank’s OREO properties. As of December 31, 2018, the Bank’s OREO portfolio was valued at $692,000.

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

The FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm non-residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital and increased by 50% or more during the prior 36 months. The joint guidance requires heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing. As of December 31, 2018, the Bank did not meet the level of concentration in commercial real estate lending activity that would indicate a need under the regulatory guidance for increased risk assessment.

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

We may not be able to complete our merger with First Merchants Bank.

On October 10, 2018 we announced that we signed an agreement to merge with First Merchants Corporation and to merge Monroe Bank and Trust with First Merchants Bank. The merger has received the necessary approval of two-thirds of our shareholders and we expect the transaction to be completed in the first half of 2019. If the merger is not completed, there will be a risk of an adverse effect on the Company’s earnings due to the liquidation of its investment portfolio.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

MBT Financial Corp. does not conduct any business other than its ownership of Monroe Bank & Trust’s stock. MBT Financial Corp. operates its business from Monroe Bank & Trust’s headquarters facility. Monroe Bank & Trust operates its business from its main office complex located at 102 E. Front Street, Monroe, Michigan, its 20 full service branches in the counties of Monroe and Wayne, Michigan. The Bank owns its main office complex and 19 of its branches, and one of the Bank’s branches is leased. The Bank is in the process of constructing a branch office to replace the office that is leased.

Item 3. Legal Proceedings

Except as set forth below, MBT Financial Corp. and its subsidiaries (“MBT”) are not a party to, nor is any of their property the subject of any material pending legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

MBT Financial Corp. has not been required to pay a penalty to the IRS for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

MBT is currently a party to an Agreement and Plan of Reorganization and Merger dated October 9, 2018 (the “Merger Agreement”) with First Merchants Corporation (“First Merchants”) pursuant to which MBT, upon the consummation of the transaction, will be merged with and into First Merchants (the “Merger”). After public announcement of the Merger and filing by MBT of its proxy statement, as a part of the Proxy/Prospectus contained in First Merchant’s registration statement on SEC Form S-4, MBT was sued in two separate federal and four separate state court actions related to the Merger.

The Federal Court Cases

On January 9, 2019, MBT was sued by David Pill (“Pill”), a purported MBT stockholder, on behalf of and a putative class of all MBT stockholders other than the named defendants and their affiliates. On January 18, 2019, MBT was sued by Christopher Pauli, a purported MBT stockholder, on behalf of himself and a putative class of all MBT stockholders other than the named defendants and their affiliates. Both the Pill case and the Pauli case were filed as putative class actions in the United States District Court for the Eastern District of Michigan and are titled as follows: (i) David Pill v. MBT Financial Corp, et al., and (ii) Christopher Pauli v. MBT Financial Corp, et al. Both cases name each MBT director and MBT as defendants.

Both complaints allege violation of the Securities and Exchange Act of 1934 (the “Exchange Act”). The allegations are that MBT and its directors violated the Exchange Act by omitting certain material information from First Merchants’ Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the “SEC”), which includes First Merchants’ prospectus with respect to the shares of First Merchants’ common stock to be issued to MBT stockholders in the proposed merger and the MBT proxy statement for the MBT special stockholders’ meeting that was held on February 14, 2019. The relief sought by the complaint includes preliminary and permanent injunction from proceeding with, consummating, or closing the proposed merger, directing MBT to amend its proxy statement, and damages, including attorneys’ and experts’ fees.

The Plaintiff in the Pauli case filed a motion for a preliminary injunction seeking to delay the MBT special stockholder meeting. The court ruled against the plaintiff, and the special meeting of shareholders took place on February 14, 2019, at which meeting MBT shareholders approved the Merger. Following the special shareholder meeting, the plaintiff in the Pill case voluntarily dismissed the case with prejudice as to plaintiff Pill and without prejudice as to the purported class, thereby ending the case. MBT has filed a motion to dismiss the Pauli case.

MBT will vigorously defend the remaining federal court case and believes it is wholly without merit.

The State Court Cases

MBT has been sued, on the dates indicated, in the following state court cases, all filed as putative class actions in the Circuit Court for the County of Monroe, Michigan, naming each MBT director and MBT as defendants.

December 20, 2018, Gaylord Viky v. Michael J. Miller, et. al.

January 11, 2019, Paul Parshall v. MBT Financial Corp., et. al.

January 15, 2019, Gary Nowitzke v. MBT Financial Corp, et al.

January 15, 2019, Gary Zimmer v. MBT Financial Corp, et al.

The complaints are substantially similar and allege, among other claims, that MBT directors have breached their fiduciary duties by omitting certain material information from First Merchants’ Registration Statement on Form S-4 filed with the SEC, which includes First Merchants’ prospectus with respect to the shares of First Merchants’ common stock to be issued to MBT stockholders in the Merger and the MBT proxy statement for the MBT special stockholders’ meeting that was held on February 14, 2019. The Gary Zimmer case is also styled as a derivative claim brought on behalf of MBT and includes allegations of self-dealing relating to the First Merchants transaction. The relief sought by the complaints includes preliminary and permanent injunction from proceeding with, consummating, or closing the proposed merger, rescission and rescissory damages if the proposed merger is completed, and damages, including attorneys’ and experts’ fees. MBT has filed a motion to dismiss the Gaylord Viky case. No filings of note have occurred in the other three state court cases.

MBT will vigorously defend all of the above state court cases and believes they are wholly without merit.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters, and Issuer Purchases of Equity Securities

Common stock consists of 23,033,715 shares with a book value of $5.54. The common stock is traded on the NASDAQ Stock Market under the symbol MBTF. Below is a schedule of the high and low trading price for the past two years by quarter, as reported in the consolidated transaction reporting system. These prices represent those known to Management, but do not necessarily represent all transactions that occurred.

	2018		2017
	High	Low	High	Low
1st quarter	$11.55	$9.56	$12.00	$10.35
2nd quarter	$11.00	$9.85	$12.10	$9.60
3rd quarter	$11.60	$10.68	$11.30	$9.25
4th quarter	$12.49	$8.75	$11.10	$9.43

The closing price for the Corporation’s common stock on March 8, 2019, as reported in the consolidated transaction reporting system was $10.70.

Dividends declared during the past two years on a quarterly basis were as follows:

	2018	2017
1st quarter	$0.66	$0.75
2nd quarter	$0.07	$0.05
3rd quarter	$0.10	$0.06
4th quarter	$0.10	$0.06

As of March 8, 201, the number of holders of record of the Corporation’s common shares was 978.

The payment of future cash dividends is at the discretion of the Board of Directors and is subject to a number of factors, including applicable regulatory restrictions, results of operations, general business conditions, growth, financial condition, and other factors deemed relevant. On January 24, 2019 the Corporation’s Board of Directors approved payment of a $0.10 per share quarterly dividend. The Corporation intends to continue to pay quarterly dividends until the completion of its merger with First Merchants Corporation. For more information on applicable regulatory restrictions on the payment of dividends, see the section of Item 1 of this 10-K captioned “Supervision and Regulation.”

There were no repurchases of common stock during the three months ended December 31, 2018.

		Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
MBT Financial Corp.	100.00	117.14	160.33	288.57	292.16	280.01
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL U.S. Bank NASDAQ Index	100.00	103.57	111.80	155.02	163.20	137.56
Peer Group	100.00	92.58	117.66	170.99	187.35	137.33

Peer Group consists of Chemical Financial Corporation (CHFC), Fentura Financial, Inc. (FETM), Flagstar Bancorp, Inc. (FBC),
Macatawa Bank Corporation (MCBC) ,Mercantile Bank Corporation (MBWM)

Source: S&P Global Market Intelligence
© 2019

Item 6. Selected Financial Data

The selected financial data for the five years ended December 31, 2018 are derived from the audited Consolidated Financial Statements of the Corporation. The financial data set forth below contains only a portion of our financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Selected Consolidated Financial Data

Dollar amounts are in thousands, except per share data	2018	2017	2016	2015	2014
Consolidated Statements of Income
Interest Income	$46,294	$41,800	$39,859	$40,041	$38,539
Interest Expense	2,255	1,737	2,236	3,066	3,838
Net Interest Income	44,039	40,063	37,623	36,975	34,701
Provision for Loan Losses	(100)	(700)	(2,200)	(3,000)	(500)
Net Interest Income after Provision for Loan Losses	44,139	40,763	39,823	39,975	35,201
Other Income	15,540	15,882	17,513	15,327	13,353
Other Expenses	38,035	36,135	36,598	38,200	38,667
Income before provision for (benefit from) Income Taxes	21,644	20,510	20,738	17,102	9,887
Provision for (benefit from) Income Taxes	3,945	9,901	6,237	5,020	2,572
Net Income	$17,699	$10,609	$14,501	$12,082	$7,315

Per Common Share
Basic Net Income	$0.77	$0.46	$0.64	$0.53	$0.33
Diluted Net Income	0.77	0.46	0.63	0.53	0.33
Cash Dividends Declared	0.93	0.92	0.64	-	-
Book Value at Year End	5.54	5.79	6.20	6.46	5.92

Average Common Shares Outstanding	22,976,393	22,860,767	22,802,325	22,742,476	22,109,911

Consolidated Balance Sheets (Year End)
Total Assets	$1,336,891	$1,347,420	$1,357,283	$1,342,313	$1,278,657
Total Investments	419,824	499,323	551,902	547,789	513,326
Total Loans	768,660	694,979	652,337	617,308	610,332
Allowance for Loan Losses	7,771	7,666	8,458	10,896	13,208
Deposits	1,182,910	1,198,164	1,199,717	1,165,393	1,111,811
Borrowings	-	-	-	15,000	15,000
Total Shareholders' Equity	127,667	132,658	141,114	147,341	134,536

Selected Financial Ratios
Return on Average Assets	1.33%	0.79%	1.08%	0.93%	0.59%
Return on Average Equity	14.72%	8.04%	10.13%	8.67%	6.00%
Net Interest Margin	3.61%	3.28%	3.07%	3.11%	3.11%
Dividend Payout Ratio	120.78%	200.00%	100.00%	0.00%	0.00%
Allowance for Loan Losses to Period End Loans	1.01%	1.10%	1.30%	1.77%	2.16%
Allowance for Loan Losses to Non Performing Loans	77.24%	57.70%	44.92%	39.55%	36.74%
Non Performing Loans to Period End Loans	1.31%	1.91%	2.88%	4.46%	5.89%
Net Charge Offs to Average Loans	-0.03%	0.01%	0.04%	-0.11%	0.42%

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

Executive Overview – The Bank is operated as a community bank, primarily providing loan, deposit, and wealth management services to the people, businesses, and communities in its market area. In addition to our commitment to our mission of serving the needs of our local communities, we are focused on maintaining our asset quality, and improving our profitability and shareholder value. On October 9, 2018, the Company entered an agreement to merge with First Merchants Corporation of Muncie, Indiana. Upon completion of the merger, Monroe Bank and Trust will merge with First Merchants Bank. The merger is expected to close in the first half of 2019.

The economic conditions remained strong in 2018, and due to improvement in the domestic auto industry and increased economic diversity in the region, the economic conditions in southeast Michigan continued their improvement. Local and state unemployment rates were low, and real estate values and new construction and real estate development activity continued to increase. Significant objectives this year included maintaining our strong asset quality and actively managing our capital. The stronger economic environment benefited our loan customers, and also provided us with opportunities to generate new loan assets. Our total classified assets, which include non-accrual and internally classified problem loans, other real estate owned, and classified investment securities, increased $1.9 million, or 19.1% during 2018, primarily due to a downgrade in our Agricultural portfolio. The overall improvement in our asset quality over the past year, the decrease in our loan charge offs, and strong loan recoveries allowed us to record a negative Provision for Loan Loss expense while increasing our Allowance for Loan and Lease Losses (ALLL) from $7.7 million to $7.8 million in 2018. The portfolio of loans held for investment increased $73.7 million during the year, and the ALLL as a percent of loans decreased from 1.10% to 1.01%. Local property values and the unemployment rate have improved over the past four years and the pace of the recovery in our local markets remained strong in 2018. We will continue our efforts on maintaining asset quality in 2019, and we also plan to increase our focus on growing our loan portfolio and maintaining our low cost deposit funding base.

Net Interest Income increased $4.0 million in 2018 compared to 2017 even though the average earning assets decreased $1.9 million, or 0.2% as the net interest margin increased from 3.28% to 3.61%. The provision for loan losses increased from a reversal of $700,000 in 2017 to a reversal of $100,000 in 2018. Growth in the loan portfolio required us to increase the amount of ALLL, but the net recoveries during 2018 enabled us to record a negative provision expense. We increased the ALLL by $105,000 by recording a provision reversal of $100,000 and net recoveries of $205,000. Non-interest income decreased $342,000 or 2.2%, due to an increase in losses on securities transactions and decreases in Bank Owned Life Insurance income and wealth management and deposit account fees. Non-interest expenses increased $1.9 million, or 5.3%, mainly due to higher salaries and employee benefits, equipment expenses, and professional fees. Federal Income Tax expense decreased $6.0 million in 2018 even though the income before the provision for income taxes increased $1.1 million, due to the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA) on December 22, 2017. The TCJA reduced the Corporation’s federal tax rate from 34% to 21%, effective January 1, 2018.

Critical Accounting Policies - The Bank’s Allowance for Loan Losses is a “critical accounting estimate” because it is an estimate that is based on assumptions that are highly uncertain, and if different assumptions were used or if any of the assumptions used were to change, there could be a material impact on the presentation of the Corporation’s financial condition. These assumptions include, but are not limited to, collateral values and the effect of economic conditions on the financial condition of the Bank’s borrowers. To determine the Allowance for Loan Losses, the Bank estimates losses on all loans that are not classified as non-accrual or renegotiated by applying historical loss rates, adjusted for environmental factors, to those loans. This portion of the analysis utilizes the loss history for the most recent twenty quarters, adjusted for qualitative factors including recent delinquency rates, real estate values, and economic conditions. In addition, all loans over $250,000 that are nonaccrual and all loans that are renegotiated are individually tested for impairment. Impairment exists when the carrying value of a loan is greater than the realizable value of the collateral pledged to secure the loan or the present value of the cash flow of the loan. Any amount of monetary impairment is included in the Allowance for Loan Losses. Management is of the opinion that the Allowance for Loan Losses of $7,771,000 as of December 31, 2018 was adequate.

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

Recent Accounting Pronouncements – Accounting Standards Update 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers (Topic 606)” was issued in May 2014. ASU 2014-09 adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 does not apply to financial instruments. The Company adopted ASU 2014-09 on January 1, 2018. The Company’s revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and adoption did not significantly affect the timing or amount of non-interest revenue recognized in the Company’s financial statements.

Accounting Standards Update 2016-01 (ASU 2016-01), “Recognition and Measurement of Financial Assets and Financial Liabilities” was issued in January, 2016. This ASU requires an entity to (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses on available for sale debt securities in combination with other deferred tax assets. This ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The Company adopted the ASU effective January 1, 2018, and the adoption did not have a material effect on our financial position or results of operations. The adoption of this guidance resulted in a reclassification of equity securities from available for sale securities to other assets and an insignificant cumulative-effect adjustment that decreased retained earnings, with offsetting related adjustments to deferred taxes and Accumulated Other Comprehensive Loss (AOCL). The fair value of loans has been estimated using an exit price notion as disclosed in Note 11.

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

Accounting Standards Update 2017-08 (ASU 2017-08), “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, was issued in March, 2017. The ASU shortens the amortization period for certain purchased callable debt securities held at a premium to the earliest call date rather than maturity. The standard is effective for fiscal years beginning after December 31, 2018 and early adoption is permitted. Adoption of the standard will not have an effect on the Company’s consolidated financial statements.

Results of Operations

Comparison of 2018 to 2017 – The Company reported a Net Profit of $17.7 million in 2018, compared to the Net Profit of $10.6 million in 2017. The increase of $7.1 million was the result of the increase in the net interest margin and the decrease in the federal income tax expense, mitigated by the increase in the provision for loan losses expense, decrease in non-interest income, and increase in non-interest expense. Pretax income increased $1.1 million and federal income tax expense decreased $6.0 million. The increase in the provision for loan losses reflected a smaller reversal than in 2017, non-interest income decreased due to lower fee income and larger losses on securities transactions in 2018, and non-interest expense increased due to higher salaries and benefits expenses. The primary source of earnings for the Bank is its net interest income, which increased $4.0 million, or 9.9% compared to 2017. Net interest income increased even though the average earning assets decreased $1.9 million, or 0.2% as the net interest margin increased 33 basis points, from 3.28% to 3.61%. Short term interest rates continued to increase in 2018. This increase in rates and the shift of earning assets from investments to loans caused the yield on earning assets to increase 38 basis points in 2018. There was an increase in competitive pressure on deposit rates and we increased our use of non-deposit borrowed funds, resulting in a 6 basis point decrease in the cost of interest bearing liabilities. Interest income increased $4,494,000 in 2018 as the yield on earning assets increased from 3.42% to 3.80%, while the amount of average earning assets decreased from $1.222 billion to $1.220 billion. Interest expense increased $518,000 compared to 2017 as the average amount of interest bearing liabilities decreased $4.9 million but the cost of the interest bearing liabilities increased from 0.19% in 2017 to 0.25% in 2018.

The Provision for Loan Losses expense increased from a reversal of $0.7 million in 2017 to a reversal of $0.1 million in 2018. Asset quality and historical loan loss ratios continued to improve in 2018, but the growth in the loan portfolio required and increase in the amount of the Allowance for Loan Losses. The Allowance as a percent of loans decreased from 1.10% as of December 31, 2017 to 1.01% as of December 31, 2018 as the Allowance increased by only 1.4% while the loan portfolio increased by 10.6%.

Other Income decreased 2.5% from $15.9 million in 2017 to $15.5 million in 2018. Wealth Management income decreased $289,000, or 5.8%. The decrease occurred primarily due to an adjustment of $389,000 in 2017 to change from cash to accrual basis recognition of fees. Deposit account service charges and fees decreased $352,000, or 8.4% mainly due to lower overdraft fees. Losses on securities transactions increased $269,000 as rising interest rates resulted in lower market values. The sales activity resulted in losses in 2018, but it resulted in an increase in asset yield as the proceeds we invested in higher yielding loans. Income from Bank Owned Life Insurance policies decreased $567,000 mainly because a claim on an insured former director resulted in a gain of $481,000 in 2017.

Other expenses increased $1.9 million, or 5.3% in 2018 compared to 2017. Salaries and benefits expense increased $944,000, or 4.4%. Salaries and incentive compensation increased $688,000, or 4.0% and benefits expense increased $256,000, or 6.3%. Marketing expense increased $267,000, or 20.2% due to the efforts to grow loan and wealth management business and the continued branding initiative that began in 2017. Professional fees increased $546,000, or 23.3% mainly due to increased consulting and legal fees related to our agreement to merge with First Merchants Corporation.

The Company’s net income for 2018, before provision for income taxes, was $21.6 million, an increase of $1.1 million compared to the pretax income of $20.5 million in 2017. In 2018 we recorded a federal income tax expense of $3.9 million, reflecting an effective tax rate of 18.2%. In 2017 we recorded a tax expense of $9.9 million, reflecting an effective tax rate of 48.3%. The tax expense in 2017 included $4.3 million due to the remeasurement of our deferred tax asset due to the reduction in the statutory rate from 34% to 21%. Excluding this $4.3 million expense, our effective tax rate was 27.4%. The net income in 2018 was $17.7 million, an increase of $7.1 million compared to the net income of $10.6 million in 2017.

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

Interest Rates and Selected Ratios - Earnings for the Bank are usually highly reflective of the Net Interest Income. The Federal Open Market Committee (FOMC) of the Federal Reserve increased the fed funds rate target three times in 2017, from a range of 0.50%-0.75% to 1.25%-1.50%. During 2018, the FOMC increased the target four more times, to its current level of 2.25%-2.50%. From the end of 2008 through October 2014, the Federal Reserve greatly expanded its holdings of long term securities through open market purchases with the goal of putting downward pressure on longer term interest rates, thus supporting economic activity and job creation. Although the Fed concluded its Quantitative Easing purchases in 2014, global economic uncertainty increased demand for US Treasury securities, and longer term rates began to drop, flattening the yield curve throughout 2015 and into 2016. Increased optimism about the economy and corporate earnings resulted in higher longer term rates and a steepening of the yield curve late in 2016. Employment continued to improve, but persistently low inflation allowed longer term interest rates to remain low, and the increases in short term rates caused additional curve flattening in 2017 and 2018. Most loan and investment yields follow long term market yields, and the yield on our loans increased from 4.59% in 2016 to 4.62% in 2017 and 4.83% in 2018. The yields on our investment securities increased from 1.80% in 2016 to 1.93% in 2017 and 2.21% in 2018 due to an increase in the portfolio duration and the increase in the yield on the short term. As a result of the low interest rate environment and increasing loan demand, we had been maintaining our investment portfolio in shorter duration securities and cash reserves. This liquidity helped us fund loan growth, and it contributed to our improved investment portfolio yield in 2017 and 2018 as the short end of the yield curve increased faster than the long end. Funding costs are tied to the short term rates, but are generally less sensitive to changes in the rates, and the average cost of our deposits decreased from 0.16% in 2016 to 0.15% in 2017 and 2018 as customers moved maturing certificate of deposit balances to low cost transaction accounts. The cost of borrowed funds was 4.73% in 2016, 1.29% in 2017, and 2.31% in 2018. As a result of the changing interest rate environment, the change in the mix of earning assets, and the minimal changes in the cost of funds, our net interest margin increased from 3.07% in 2016 to 3.28% in 2017 and to 3.61% in 2018. The average cost of interest bearing deposits was 0.21%, 0.19%, and 0.21%, for 2018, 2017, and 2016, respectively. The following table shows selected financial ratios for the same three years.

	2018	2017	2016
Return on Average Assets	1.33%	0.79%	1.08%
Return on Average Equity	14.72%	8.04%	10.13%
Dividend Payout Ratio	120.78%	200.00%	100.00%
Average Equity to Average Assets	9.03%	9.85%	10.69%

Balance Sheet Activity – Compared to 2017, the total assets of the Company decreased $10.5 million, or 0.8%. Deposit funding decreased by $15.3 million, and capital decreased $5.0 million, so the use of borrowed funds increased $10.0 million. Loan demand remained high in 2018, and total loans held for investment increased $73.7 million, or 10.6%. Our loan pipeline is still strong and we expect the loan portfolio to continue to increase during 2019. Loans grew and deposits and capital decreased in 2018, so the loan growth was funded by increased use of borrowed funds and decreases in cash and investment securities. The investment portfolio primarily consists of mortgage backed securities issued by GNMA, and debt securities issued by U.S. government agencies and states and political subdivisions. Capital decreased $5.0 million, as the dividends paid exceeded earnings and the increase in interest rates caused the unrealized loss on available for sale securities component of our Accumulated Other Comprehensive Loss to increase.

Asset Quality - The Company uses an internal loan classification system as a means of tracking and reporting problem and potential problem credit assets. Loans that are rated 10 to 45 are considered “pass” or high quality credits, loans rated 50 to 55 are “watch” credits, and loans rated 60 and higher are “problem assets”, which includes nonperforming loans. Classified assets include all problem loans, Other Real Estate Owned (OREO), and sub investment grade securities. Asset quality began to deteriorate along with economic conditions in 2007, and asset quality has been the focus of our efforts since then. The amount of classified assets decreased $6.9 million, or 41.6%, from $16.6 million to $9.7 million during 2017, but increased slightly, to $11.5 million in 2018. The increase in classified assets was caused by loan rating downgrades, partially offset by a reduction of $720,000 in OREO. The increase in classified assets and decrease in capital increased the classified assets to capital ratio from 6.6% as of December 31, 2017 to 8.1% as of December 31, 2018.

The Company monitors the Allowance for Loan and Lease Losses (ALLL) and the values of the OREO each quarter, making adjustments when necessary. We believe that the ALLL adequately provides for the losses in the portfolio and that the reported OREO value is accurate as of December 31, 2018. Loans that were past due increased from $4.2 million, or 0.60% of loans, as of December 31, 2017 to $6.9 million, or 0.89% of loans as of December 31, 2018. Delinquency is one of the indications of potential problems with a loan, and this increase in delinquencies may be an indication that the classified asset level will continue to increase in 2019. We expect the national and local economic environment to remain steady in 2019. This may result in continued improvement in asset quality, but we expect a small provision for loan losses will be required to maintain an adequate ALLL due to expected loan growth in 2019.

Cash Flow – Cash flows provided by operating activities increased $6.6 million compared to 2017, as net income increased $7.1 million. The amount of cash provided by investing activities decreased $3.9 million in 2018. The amount of cash received from maturities, redemptions, and sales of investment securities and time deposits in other banks decreased $132.3 million as investment sales activity decreased following some portfolio restructuring activities in 2017. The amount of cash used to purchase investment securities decreased $152.9 million, from $196.6 million in 2017 to $43.7 million in 2018 as we moved cash from investment securities into loans. The amount of cash used to increase loans increased $30.9 million, from $43.5 million in 2017 to $74.4 million in 2018. Cash flows used for financing activity increased $4.1 million in 2018 as deposits decreased $15.3 million in 2018 after decreasing only $1.6 million in 2017, net debt activity increased $10.0 million, and dividends paid increased $0.3 million. As a result of the above activity, total cash and cash equivalents decreased $1,168,000 in 2018. Management believes that the Bank has adequate cash to fund its anticipated loan growth in 2019.

Liquidity and Capital - The Corporation has maintained sufficient liquidity to allow for fluctuations in deposit levels. Internal sources of liquidity are provided by the maturities of loans and securities as well as holdings of securities Available for Sale. External sources of liquidity include a line of credit with the Federal Home Loan Bank of Indianapolis, a Federal funds line that has been established with a correspondent bank, and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of December 31, 2018, the Bank utilized $10.0 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis and none of its $25 million federal funds line with its correspondent bank.

Total stockholders’ equity of the Corporation was $127.7 million at December 31, 2018 and $132.7 million at December 31, 2017. The stockholders’ equity decreased $5.0 million during the year and the ratio of equity to assets decreased from 9.85% as of December 31, 2017 to 9.55% as of December 31, 2018. Federal bank regulatory agencies issued new capital adequacy standards for Total Risk Based Capital, Tier 1 Risk Based Capital, Common Equity Tier One Capital, and Leverage Capital. These regulatory standards became effective January 1, 2015 and require banks to maintain a Tier 1 Leverage ratio of at least 4%, a Common Equity Tier One ratio of at least 4.5%, a Tier One Risk Based Capital ratio of at least 6%, and a Total Risk Based Capital ratio of at least 8% to be adequately capitalized. The regulatory agencies consider a bank to be “well capitalized” if its Tier 1 Leverage ratio is at least 5%, its Common Equity Tier One ratio is at least 6.5%, its Tier One Risk Based Capital ratio is at least 8%, and its Total Risk Based Capital ratio is at least 10%, and the Bank is not subject to any written agreements or order issued by the FDIC pursuant to Section 8 of the Federal Deposit Insurance Act.

The following table summarizes the capital ratios of the Corporation:

	December 31, 2018	December 31, 2017	Minimum to be Well Capitalized
Tier 1 Leverage Ratio	10.28%	10.44%	5%
Common Equity Tier 1 Capital	14.91%	16.45%	6.5%
Tier 1 Risk based Capital	14.91%	16.45%	8%
Total Risk Based Capital	15.79%	17.39%	10%

At December 31, 2017 and 2018, the Bank exceeded the capital ratio requirements and was considered “Well Capitalized”. The new capital rule includes a transition schedule to phase in a capital conservation buffer that adds 2.50% to each of the above minimum ratios for 2019. We expect the Bank to continue to meet the requirements to be considered “Well Capitalized” in 2019.

The Bank’s Tier 1 Leverage Capital ratio decreased from 10.33% at December 31, 2017 to 10.15% at December 31, 2018. The Bank’s Total Risk Based Capital ratio decreased from 17.21% at December 31, 2017 to 15.61% at December 31, 2018.

The following table shows the investment portfolio for the last three years (000s omitted).

	Held to Maturity
	December 31, 2018		December 31, 2017		December 31, 2016
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
Securities issued by states and political subdivisions in the U.S.	$-	$-	$36,663	$37,007	$40,241	$40,654

Corporate Debt Securities	-	-	500	479	500	502

Total	$-	$-	$37,163	$37,486	$40,741	$41,156

Pledged securities	$-	$-	$-	$-	$-	$-

	Available for Sale
	December 31, 2018		December 31, 2017		December 31, 2016
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agency and corporation obligations (excluding mortgage-backed securities)	$134,160	$128,235	$140,090	$135,880	$282,130	$275,000

Mortgage Backed Securities issued by U.S. Government Agencies	196,224	190,554	248,649	244,777	148,764	146,209

Securities issued by states and political subdivisions in the U.S.	69,309	69,109	37,308	36,983	30,909	30,609

Corporate Debt Securities	13,552	13,715	22,662	23,083	34,363	34,160

Other domestic securities (debt and equity)	-	-	2,044	2,093	2,044	2,089

Total	$413,245	$401,613	$450,753	$442,816	$498,210	$488,067

Pledged securities	$110,084	$105,873	$106,478	$103,850	$97,106	$96,032

The following table shows average daily balances, interest income or expense amounts, and the resulting average rates for interest earning assets and interest bearing liabilities for the last three years. Also shown are the net interest income, total interest rate spread, and the net interest margin for the same periods.

	Years Ended December 31,
	2018			2017			2016
	Average	Interest		Average	Interest		Average	Interest
	Daily	Earned	Average	Daily	Earned	Average	Daily	Earned	Average
(Dollars in Thousands)	Balance	or Paid	Yield	Balance	or Paid	Yield	Balance	or Paid	Yield
Investments
Interest Bearing Balances Due From Banks	$29,070	$514	1.77%	$39,432	$494	1.25%	$82,813	$562	0.68%
Obligations of US Government Agencies	357,268	7,281	2.04%	401,066	7,191	1.79%	406,739	7,368	1.81%
Obligations of States & Political Subdivisions[1]	75,562	1,912	2.53%	70,601	1,544	2.19%	62,978	1,491	2.37%
Other Securities	21,289	979	4.60%	33,024	1,271	3.85%	36,795	1,173	3.19%
Total Investments	483,189	10,686	2.21%	544,123	10,500	1.93%	589,325	10,594	1.80%

Loans
Commercial	535,968	25,589	4.77%	495,025	22,689	4.58%	451,930	20,762	4.59%
Mortgage	154,804	7,697	4.97%	147,003	6,844	4.66%	146,689	6,585	4.49%
Consumer	45,720	2,322	5.08%	35,409	1,767	4.99%	39,385	1,918	4.87%
Total Loans[2]	736,492	35,608	4.83%	677,437	31,300	4.62%	638,004	29,265	4.59%

Total Interest Earning Assets	1,219,681	46,294	3.80%	1,221,560	41,800	3.42%	1,227,329	39,859	3.25%

Cash & Non Interest Bearing Due From Banks	15,030			15,447			18,515
Interest Receivable and Other Assets	97,341			101,188			92,611
Total Assets	$1,332,052			$1,338,195			$1,338,455

Savings Accounts	$237,695	$51	0.02%	$230,928	$49	0.02%	$215,864	$47	0.02%
Interest Bearing DDA & NOW Accounts	262,305	445	0.17%	271,908	389	0.14%	270,469	326	0.12%
Money Market Deposits	249,059	475	0.19%	254,884	395	0.15%	253,192	324	0.13%
Certificates of Deposit	126,965	833	0.66%	142,230	898	0.63%	164,774	1,231	0.75%
Fed Funds Purch & Other Borrowings	3,047	60	1.97%	464	6	1.29%	3	-	0.00%
Repurchase Agreements	0	0	n/a	0	0	n/a	6,516	308	4.73%
FHLB Advances	16,456	391	2.38%	0	0	n/a	0	0	n/a
Total Interest Bearing Liabilities	895,527	2,255	0.25%	900,414	1,737	0.19%	910,818	2,236	0.25%

Non-interest Bearing Deposits	300,266			290,386			270,810
Other Liabilities	15,986			15,523			13,719
Total Liabilities	1,211,779			1,206,323			1,195,347

Stockholders' Equity	120,273			131,872			143,108

Total Liabilities & Stockholders' Equity	$1,332,052			$1,338,195			$1,338,455

Net Interest Income		$44,039			$40,063			$37,623

Interest Rate Spread			3.55%			3.23%			3.00%

Net Interest Income as a percent of average earning assets			3.61%			3.28%			3.07%

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

The following table summarizes the changes in interest income and interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities for the period indicated:

	Years Ended December 31,
	2018 versus 2017			2017 versus 2016			2016 versus 2015
	Changes due to			Changes due to			Changes due to
	increased (decreased)			increased (decreased)			increased (decreased)
(Dollars in Thousands)	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net
Interest Income
Investments
Interest Bearing Balances Due From Banks	$150	$(130)	$20	$226	$(294)	$(68)	$328	$129	$457
Obligations of US Government Agencies	875	(785)	90	(74)	(103)	(177)	(531)	(1,147)	(1,678)
Obligations of States & Political Subdivisions	259	108	367	(127)	180	53	(111)	232	121
Other Securities	160	(452)	(292)	218	(120)	98	(325)	990	665
Total Investments	1,444	(1,259)	185	243	(337)	(94)	(639)	204	(435)

Loans
Commercial	1,026	1,874	2,900	(55)	1,982	1,927	(805)	1,074	269
Mortgage	491	363	854	245	14	259	159	(232)	(73)
Consumer	40	515	555	43	(194)	(151)	57	0	57
Total Loans	1,557	2,752	4,309	233	1,802	2,035	(589)	842	253

Total Interest Income	3,001	1,493	4,494	476	1,465	1,941	(1,228)	1,046	(182)

Interest Expense
Savings Accounts	0	1	1	(1)	3	2	(50)	11	(39)
Interest Bearing DDA and NOW Accounts	70	(14)	56	61	2	63	(6)	14	8
Money Market Deposits	89	(9)	80	69	2	71	(26)	3	(23)
Certificates of Deposit	31	(95)	(64)	(164)	(169)	(333)	(159)	(218)	(377)
Fed Funds Purch & Other Borrrowings	24	30	54	3	3	6	0	0	-
Repurchase agreements	0	-	-	0	(308)	(308)	0	(399)	(399)
FHLB Advances	391	0	391	0	0	0	0	0	0
Total Interest Expense	605	(87)	518	(32)	(467)	(499)	(241)	(589)	(830)

Net Interest Income	$2,396	$1,580	$3,976	$508	$1,932	$2,440	$(987)	$1,635	$648

For a variety of reasons, including volatile economic conditions, fluctuating interest rates, and large amounts of local municipal deposits, we have attempted, for the last several years, to maintain a liquid investment position. The percentage of securities held as Available for Sale was 100% as of December 31, 2018 and 92.3% as of December 31, 2017. The percentage of securities that mature within five years was 18.9% as of December 31, 2018 and 21.0% as of December 31, 2017. The following table presents the scheduled maturities for each of the investment categories, and the average yield on the amounts maturing. The yields presented for the Obligations of States and Political Subdivisions are not tax equivalent yields. The interest income on a portion of these securities is exempt from federal income tax. The Corporation’s statutory federal income tax rate was twenty-one percent in 2018.

	Maturing
			After 1		After 5
	Within 1 year		through 5 years		through 10 years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in Thousands)
Obligations of US Government Agencies	$-	0.00%	$47,851	1.77%	$75,104	1.95%	$5,280	3.65%	$128,235	1.95%
Mortgage Backed Securities issued by US Gov't Agencies	-	0.00%	2,883	2.99%	21,076	2.47%	166,595	2.32%	190,554	2.35%
Obligations of States & Political Subdivisions	8,476	2.10%	16,384	2.55%	10,237	2.69%	34,012	2.72%	69,109	2.60%
Corporate Debt Securities	-	0.00%	489	2.00%	13,226	5.10%	-	0.00%	13,715	4.99%
Other Securities	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Total	$8,476	2.10%	$67,607	2.01%	$119,643	2.45%	$205,887	2.42%	$401,613	2.35%

Our loan policies also reflect our awareness of the need for liquidity. We have short average terms for most of our loan portfolios, in particular real estate mortgages, the majority of which are normally written for five years or less. The following table shows the maturities or repricing opportunities (whichever is earlier) for the Bank’s interest earning assets and interest bearing liabilities at December 31, 2018. The repricing assumptions shown are consistent with those established by the Bank’s Asset and Liability Management Committee (ALCO). Savings accounts and interest bearing demand deposit accounts are non-maturing, variable rate deposits, which may reprice as often as daily, but are not included in the zero to six month category because in actual practice, these deposits are only repriced if there is a large change in market interest rates. The effect of including these accounts in the zero to six-month category is depicted in a subsequent table. Money Market deposits are also non-maturing, variable rate deposits; however, these accounts are included in the zero to six-month category because they may get repriced following smaller changes in market rates.

	Assets/Liabilities at December 31, 2018, Maturing or Repricing in:
	0 - 6	6 - 12	1 - 2	2 - 5	Over 5	Total
(Dollars in Thousands)	Months	Months	Years	Years	Years	Amount
Interest Earning Assets
US Treas Secs & Obligations of US Gov't Agencies	$48,659	$27,904	$39,923	$80,779	$121,524	$318,789
Obligations of States & Political Subdivisions	11,754	5,232	5,126	9,837	37,160	69,109
Other Securities	7,415	-	5,000	8,715	-	21,130
Commercial Loans	113,054	35,565	75,821	264,944	74,560	563,944
Mortgage Loans	36,493	17,500	10,781	23,795	72,225	160,794
Consumer Loans	23,914	2,263	3,575	7,742	6,916	44,410
Interest Bearing DFB	37,134	3,000	5,446	-	-	45,580
Total Interest Earning Assets	$278,423	$91,464	$145,672	$395,812	$312,385	$1,223,756

Interest Bearing Liabilities
Savings Deposits	$489,579	$-	$-	$-	$-	$489,579
Other Time Deposits	36,269	29,754	28,804	26,623	-	121,450
FHLB Advances	-	-	-	-	10,000	10,000
Total Interest Bearing Liabilities	$525,848	$29,754	$28,804	$26,623	$10,000	$621,029

Gap	$(247,425)	$61,710	$116,868	$369,189	$302,385	$602,727
Cumulative Gap	$(247,425)	$(185,715)	$(68,847)	$300,342	$602,727	$602,727

Sensitivity Ratio	0.53	3.07	5.06	14.87	31.24	1.97
Cumulative Sensitivity Ratio	0.53	0.67	0.88	1.49	1.97	1.97

If interest bearing demand deposit accounts were included in the zero to six months category, the Bank’s gap would be as shown in the following table:

	Assets/Liabilities at December 31, 2018, Maturing or Repricing in:
	0 - 6	6 - 12	1 - 2	2 - 5	Over 5
	Months	Months	Years	Years	Years	Total
Total Interest Earning Assets	$278,423	$91,464	$145,672	$395,812	$312,385	$1,223,756
Total Interest Bearing Liabilities	$885,149	$29,754	$28,804	$26,623	$10,000	$980,330

Gap	$(606,726)	$61,710	$116,868	$369,189	$302,385	$243,426
Cumulative Gap	$(606,726)	$(545,016)	$(428,148)	$(58,959)	$243,426	$243,426

Sensitivity Ratio	0.31	3.07	5.06	14.87	31.24	1.25
Cumulative Sensitivity Ratio	0.31	0.40	0.55	0.94	1.25	1.25

The amount of loans due after one year with floating interest rates is $129,733,000. The amount of loans due after one year with fixed interest rates is $491,101,000.

The following table shows the remaining maturity for Certificates of Deposit with balances of $100,000 or more as of December 31 (000s omitted):

	Years Ended December 31,
(Dollars in Thousands)	2018	2017	2016
Maturing Within
3 Months	$7,182	$8,387	$9,264
3 - 6 Months	4,548	6,061	6,374
6 - 12 Months	14,199	10,574	9,092
Over 12 Months	17,901	23,920	28,663
Total	$43,830	$48,942	$53,393

For 2019, we expect few increases in the fed funds rate from the FOMC. We plan to close our merger with First Merchants Corporation in the first half of the year. Prior to the merger, we will liquidate most of our investment portfolio, which will make our balance sheet significantly more asset sensitive. In the near term, our focus will be on controlling our asset quality, pursuing new lending opportunities, maintaining our low cost funding, and preparing to integrate our Bank into First Merchants Bank.

The following table shows the loan portfolio for the last five years (000s omitted).

	Book Value at December 31,
	2018	2017	2016	2015	2014
Domestic Loans:
Agriculture and Agricultural Real Estate	$22,486	$21,231	$21,518	$19,243	$16,700
Commercial	162,026	122,219	96,761	84,438	62,761
Commercial Real Estate	279,294	269,644	252,169	243,220	249,469
Construction Real Estate	27,400	23,558	19,454	15,919	12,926
Residential Real Estate	230,008	222,014	216,436	213,989	223,701
Consumer and Other	47,446	36,313	45,999	40,499	44,775

Total loans and leases, net of unearned income	$768,660	$694,979	$652,337	$617,308	$610,332

Nonaccrual loans	$5,566	$3,658	$4,656	$8,633	$13,040
Loans 90 days or more past due and accruing	$-	$3	$10	$4	$10
Troubled debt restructurings	$4,495	$9,625	$14,161	$18,910	$22,896

The Troubled Debt Restructurings reported in the table above are performing in accordance with the terms of the restructuring. Troubled Debt Restructurings that are not performing are included in the Nonaccrual amounts reported above. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if principal or interest is considered doubtful. Interest paid on nonaccrual loans is applied to the principal balance outstanding, so no interest income was recognized on nonaccrual loans in 2018. If the nonaccrual loans outstanding as of December 31, 2018 had been current in accordance with their original terms, the Bank would have recorded $262,000 in gross interest income on those loans during 2018.

The following is an analysis of the transactions in the allowance for loan losses:

	Years Ended December 31,
(Dollars in Thousands)	2018	2017	2016	2015	2014
Balance Beginning of Period	$7,666	$8,458	$10,896	$13,208	$16,209

Loans Charged Off (Domestic)
Agriculture and Agricultural Real Estate	-	-	221	188	3
Commercial	-	6	26	352	688
Commercial Real Estate	320	572	742	559	3,543
Construction Real Estate	-	-	-	2	254
Residential Real Estate	108	113	319	893	1,562
Consumer and Other	54	137	155	118	94
Recoveries (Domestic)
Agriculture and Agricultural Real Estate	5	81	6	325	10
Commercial	95	139	150	311	341
Commercial Real Estate	329	190	194	502	1,449
Construction Real Estate	59	54	151	648	1,077
Residential Real Estate	138	198	588	863	608
Consumer and Other	61	74	136	151	158
Net Loans Charged Off	(205)	92	238	(688)	2,501
(Recovery) Provision Charged to Operations	(100)	(700)	(2,200)	(3,000)	(500)
Balance End of Period	$7,771	$7,666	$8,458	$10,896	$13,208

Ratio of Net Loans Charged Off (Recovered) to Average Total Loans Outstanding	-0.03%	0.01%	0.04%	-0.11%	0.42%

The following analysis shows the allocation of the allowance for loan losses:

	Years Ended December 31,
	2018		2017		2016		2015		2014
(Dollars in Thousands)	$ Amount	% of loans to total loans	$ Amount	% of loans to total loans	$ Amount	% of loans to total loans	$ Amount	% of loans to total loans	$ Amount	% of loans to total loans
Balance at end of period applicable to:
Domestic
Agriculture and Agricultural Real Estate	$205	2.9%	$195	3.1%	$201	3.3%	$389	3.1%	$216	2.7%
Commercial	1,266	21.1%	1,443	17.6%	1,632	14.8%	2,279	13.7%	1,361	10.3%
Commercial Real Estate	3,012	36.3%	3,297	38.8%	3,336	38.6%	4,350	39.3%	6,179	40.9%
Construction Real Estate	184	3.6%	491	3.4%	525	3.0%	420	2.6%	803	2.1%
Residential Real Estate	1,218	29.9%	1,279	31.9%	1,599	33.2%	2,235	34.7%	3,226	36.7%
Consumer and Other	1,886	6.2%	961	5.2%	1,165	7.1%	1,223	6.6%	1,423	7.3%
Foreign	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total	$7,771	100.0%	$7,666	100.0%	$8,458	100.0%	$10,896	100.0%	$13,208	100.0%

Each period the provision for loan losses in the statement of operations results from the combination of an estimate by Management of loan losses that occurred during the current period and the ongoing adjustment of prior estimates of losses.

To serve as a basis for making this provision, the Bank maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Bank’s customers, the payment performance of individual loans and pools of homogeneous loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific loan relationships. For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price. Year-end nonperforming assets, which include nonaccrual loans, loans ninety days or more past due, renegotiated debt, nonaccrual securities, and other real estate owned, decreased $3.2 million, or 24.3%, from 2017 to 2018. Nonperforming assets as a percent of total assets at year-end decreased from 1.1% in 2017 to 0.8% in 2018. The Allowance for Loan Losses as a percent of nonperforming loans at year-end increased from 57.7% in 2017 to 77.2% in 2018.

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

Contractual Obligations – The following table shows the Corporation’s contractual obligations.

	Payment Due by Period
		Less than	1 - 3	3 - 5	Over 5
(Dollars in Thousands)	Total	1 year	Years	Years	Years
Long Term Debt Obligations	$10,000	$-	$-	$-	$10,000
Operating Lease Obligations	255	123	86	42	4
Salary Continuation Obligations	2,278	-	228	456	1,594
Post Retirement Health Care Obligations	1,899	150	342	370	1,037
Death Benefit Only Obligations	3,929	356	752	800	2,021
Time Deposits	120,275	65,448	48,767	6,060	-
Savings and Demand Deposits	1,062,635	1,062,635	-	-	-
Unfunded Loan Commitments	157,420	83,126	13,228	17,085	43,981
Commercial Letters of Credit	1,763	1,763	-	-	-
Total Contractual Obligations	$1,360,454	$1,213,601	$63,403	$24,813	$58,637

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

Each quarter, ALCO, which includes the senior management of the Bank, estimates the effect of interest rate changes on the projected net interest income of the Bank. The sensitivity of the Bank’s net interest income to changes in interest rates is measured by using a computer based simulation model to estimate the impact on earnings of immediate and parallel shifts in interest rates. In the current low interest rate environment, increases of 100, 200, 300, and 400 basis points and decreases of 100, 200 and 300 basis points are analyzed. The net interest income projections are compared to a base case projection, which assumes no changes in interest rates. The table below summarizes the net interest income sensitivity as of December 31, 2018 and 2017.

	Base	Rates	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Up 4%	Down 1%	Down 2%	Down 3%
Year-End 2018 12 Month Projection
Interest Income	$52,131	$54,672	$57,191	$59,685	$62,046	$49,619	$46,524	$45,265
Interest Expense	2,755	4,444	6,133	7,822	9,511	1,488	1,134	1,121
Net Interest Income	$49,376	$50,228	$51,058	$51,863	$52,535	$48,131	$45,390	$44,144

Percent Change From Base Projection		1.7%	3.4%	5.0%	6.4%	-2.5%	-8.1%	-10.6%
ALCO Policy Limit (+/-)		10.0%	15.0%	20.0%	25.0%	10.0%	15.0%	20.0%

	Base	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Up 4%	Down 1%	Down 2%
Year-End 2017 12 Month Projection
Interest Income	$46,758	$49,174	$51,576	$53,941	$56,226	$43,944	$42,702
Interest Expense	1,654	3,373	5,093	6,812	8,531	1,151	953
Net Interest Income	$45,104	$45,801	$46,483	$47,129	$47,695	$42,793	$41,749

Percent Change From Base Projection		1.5%	3.1%	4.5%	5.7%	-5.1%	-7.4%
ALCO Policy Limit (+/-)		10.0%	15.0%	20.0%	30.0%	10.0%	15.0%

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. At December 31, 2018, the estimated variability of the net interest income under all rate scenarios was within the policy guidelines. Throughout 2018, the estimated variability of the net interest income was within the Bank’s established policy limits in the rate scenarios analyzed.

The ALCO also monitors interest rate risk by estimating the effect of changes in interest rates on the economic value of the Bank’s equity each month. The actual economic value of the Bank’s equity is first determined by subtracting the fair value of the Bank’s liabilities from the fair value of the Bank’s assets. The fair values are determined in accordance with Fair Value Measurement. The Bank estimates the interest rate risk by calculating the effect of market interest rate shocks on the economic value of its equity. For this analysis, the Bank assumes immediate increases of 100, 200, 300, and 400 basis points and decreases of 100, 200, and 300 basis points in the prime lending rate. The discount rates used to determine the present values of the loans and deposits, as well as the prepayment rates for the loans, are based on Management’s expectations of the effect of the rate shock on the market for loans and deposits. The table below summarizes the amount of interest rate risk to the fair value of the Bank’s assets and liabilities and to the economic value of the Bank’s equity.

	Economic Value at December 31, 2018
	Rates
(Dollars in Millions)	Base	Up 1%	Up 2%	Up 3%	Up 4%	Down 1%	Down 2%	Down 3%
Assets	$1,329,149	$1,298,132	$1,268,967	$1,241,032	$1,214,084	$1,357,942	$1,385,228	$1,399,592
Liabilities	1,129,827	1,103,978	1,079,135	1,055,251	1,032,280	1,157,675	1,189,053	1,197,122
Stockholders' Equity	$199,322	$194,154	$189,832	$185,781	$181,804	$200,267	$196,175	$202,470

Change in Equity		-2.6%	-4.8%	-6.8%	-8.8%	0.5%	-1.6%	1.6%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	40.0%	10.0%	20.0%	30.0%

	Economic Value at December 31, 2017
	Rates
(Dollars in Millions)	Base	Up 1%	Up 2%	Up 3%	Up 4%	Down 1%	Down 2%
Assets	$1,333,159	$1,299,631	$1,268,993	$1,239,533	$1,211,014	$1,362,185	$1,388,045
Liabilities	1,140,576	1,114,846	1,090,074	1,066,218	1,043,239	1,170,174	1,198,600
Stockholders' Equity	$192,583	$184,785	$178,919	$173,315	$167,775	$192,011	$189,445

Change in Equity		-4.0%	-7.1%	-10.0%	-12.9%	-0.3%	-1.6%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	40.0%	10.0%	20.0%

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in economic value of the Bank’s equity, in its policy. Throughout 2018, the estimated variability of the economic value of equity was within the Bank’s established policy limits.

Item 8. Financial Statements and Supplementary Data

Financial Statements and Supplementary Data

See Pages 44 – 78.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MBT Financial Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

MBT Financial Corp. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of MBT Financial Corp. and Subsidiaries (the “Corporation”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the COSO framework.

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

Auburn Hills, Michigan

March 18, 2019

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2018	2017

Assets
Cash and Cash Equivalents (Note 2)
Cash and due from banks
Non-interest bearing	$17,058	$18,233
Interest bearing	34,784	34,777
Total cash and cash equivalents	51,842	53,010

Interest Bearing Time Deposit in Other Banks	10,796	15,196
Securities - Held to Maturity (Note 3)	-	37,163
Securities - Available for Sale (Note 3)	401,613	442,816
Equity Securities	7,415	4,148
Loans held for sale	488	346

Loans (Note 4)	768,660	694,979
Allowance for Loan Losses (Note 5)	(7,771)	(7,666)
Loans - Net	760,889	687,313

Accrued interest receivable and other assets (Note 12)	16,743	20,463
Other Real Estate Owned	692	1,412
Bank Owned Life Insurance (Note 9)	59,563	58,153
Premises and Equipment - Net (Note 6)	26,850	27,400
Total assets	$1,336,891	$1,347,420

Liabilities
Deposits:
Non-interest bearing	$297,704	$299,838
Interest-bearing (Note 7)	885,206	898,326
Total deposits	1,182,910	1,198,164

Federal Home Loan Bank advances (Note 8)	10,000	-
Interest payable and other liabilities (Note 9)	16,314	16,598
Total liabilities	1,209,224	1,214,762

Stockholders' Equity (Notes 10, 13 and 15)
Common stock (no par value; 50,000,000 shares authorized, 23,033,715 and 22,907,844 shares issued and outstanding)	23,453	22,840
Retained Earnings	113,921	117,524
Unearned Compensation	-	-
Accumulated other comprehensive loss	(9,707)	(7,706)
Total stockholders' equity	127,667	132,658
Total liabilities and stockholders' equity	$1,336,891	$1,347,420

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
Dollars in thousands, except per share data	2018	2017	2016
Interest Income
Interest and fees on loans	$35,609	$31,300	$29,265
Interest on investment securities-
Tax-exempt	1,670	1,299	1,241
Taxable	8,501	8,707	8,791
Interest on balances due from banks	514	494	562
Total interest income	46,294	41,800	39,859

Interest Expense
Interest on deposits (Note 7)	1,804	1,731	1,928
Interest on borrowed funds	451	6	308
Total interest expense	2,255	1,737	2,236

Net Interest Income	44,039	40,063	37,623
Recovery of Loan Losses (Note 5)	(100)	(700)	(2,200)

Net Interest Income After Recovery of Loan Losses	44,139	40,763	39,823

Other Income
Wealth management income	4,728	5,017	4,453
Service charges and other fees	3,834	4,186	4,221
Debit card income	3,068	2,877	2,831
Net (loss) gain on sales of securities	(814)	(546)	2,151
Net gain (loss) on other real estate owned	542	(22)	(85)
Origination fees on mortgage loans sold	414	329	540
Bank owned life insurance income	1,411	1,978	1,425
Other real estate owned rent	59	20	27
Other	2,298	2,043	1,950
Total other income	15,540	15,882	17,513

Other Expenses
Salaries and employee benefits (Notes 9 and 15)	22,344	21,400	22,443
Occupancy expense (Note 6)	2,673	2,825	2,730
Equipment expense	3,429	3,126	2,879
Marketing expense	1,589	1,322	1,144
Professional fees	2,885	2,339	2,138
EFT/ATM Expense	1,160	1,022	1,022
Other real estate owned expense	100	117	148
FDIC insurance premium	391	428	567
Bonding and other insurance expense	529	486	577
Telephone expense	324	385	413
Other	2,611	2,685	2,537
Total other expenses	38,035	36,135	36,598

Income Before Provision For Income Taxes	21,644	20,510	20,738
Provision For Income Taxes (Note 12)	3,945	9,901	6,237
Net Income	$17,699	$10,609	$14,501

Other Comprehensive Loss, Net of Tax
Unrealized gains (losses) on securities	(3,513)	1,094	(3,731)
Reclassification adjustment for losses (gains) included in net income	644	361	(1,420)
Change in postretirement benefit liability	917	(370)	(20)
Tax effect attributable to reduction in corporate tax rate	-	(1,268)	-
Total Other Comprehensive Loss, net of tax	(1,952)	(183)	(5,171)

Comprehensive Income	$15,747	$10,426	$9,330

Basic Earnings Per Common Share (Note 14)	$0.77	$0.46	$0.64

Diluted Earnings Per Common Share (Note 14)	$0.77	$0.46	$0.63

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
Dollars in thousands	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2016	22,790,707	$23,492	$126,214	$(13)	$(2,352)	$147,341

Repurchase of Common Stock	(192,080)	(1,414)	-	-	-	(1,414)

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	119,101	(272)	-	-	-	(272)
Restricted stock awards net of shares redeemed for taxes	5,000	41	-	(41)	-	-
Restricted stock units, net of shares redeemed for taxes	28,680	(71)	-	-	-	(71)
Employee Stock Purchase Plan and other stock issued	26,474	221	-	-	-	221
Stock Offering Expense		-	-	-	-	-
Tax benefit from exercise of stock based compensation		67	-	-	-	67
Equity compensation		498	-	50	-	548

Dividends declared ($0.64 per share)		-	(14,636)	-	-	(14,636)
Comprehensive income:
Net income		-	14,501	-	-	14,501
Other comprehensive income - net of tax		-	-	-	(5,171)	(5,171)

Balance - December 31, 2016	22,777,882	$22,562	$126,079	$(4)	$(7,523)	$141,114

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	73,025	(265)	-	-	-	(265)
Restricted stock awards net of shares redeemed for taxes	6,000	65	-	(65)	-	-
Restricted stock units, net of shares redeemed for taxes	17,873	(52)	-	-	-	(52)
Employee Stock Purchase Plan and other stock issued	33,064	354	-	-	-	354
Tax benefit from exercise of stock based compensation		-	583	-	-	583
Stock Offering Expense		-	-	-	-	-
Equity compensation		545	-	69	-	614
Deferred Directors' Compensation		(369)	-	-	-	(369)

Dividends declared ($0.92 per share)		-	(21,015)	-	-	(21,015)
Comprehensive income:
Net income		-	10,609	-	-	10,609
Other comprehensive income - net of tax		-	-	-	1,085	1,085
Tax effect attributable to reduction in corporate tax rate per ASU 2018-02			1,268		(1,268)	-

Balance - December 31, 2017	22,907,844	$22,840	$117,524	$-	$(7,706)	$132,658

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	54,196	(231)	-	-	-	(231)
Restricted stock awards net of shares redeemed for taxes	7,500	78	-	(78)	-	-
Restricted stock units, net of shares redeemed for taxes	28,642	(90)	-	-	-	(90)
Employee Stock Purchase Plan and other stock issued	35,533	375	-	-	-	375
Equity compensation		604	-	78	-	682
Deferred Directors' Compensation		(123)	-	-	-	(123)
Cumulative Effect Adjustment (ASU 2016-01)		-	49	-	(49)	-

Dividends declared ($0.93 per share)		-	(21,351)	-	-	(21,351)
Comprehensive income:
Net income		-	17,699	-	-	17,699
Other comprehensive income - net of tax		-	-	-	(1,952)	(1,952)

Balance - December 31, 2018	23,033,715	$23,453	$113,921	$-	$(9,707)	$127,667

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
Dollars in thousands	2018	2017	2016

Cash Flows from Operating Activities
Net Income	$17,699	$10,609	$14,501
Adjustments to reconcile net income to net cash from operating activities
Recovery of loan losses	(100)	(700)	(2,200)
Depreciation	1,465	1,555	1,614
Deferred tax expense	-	-	3,512
Writedown of deferred tax assets	-	4,278	-
Net amortization of investment premium and discount	2,135	2,299	2,000
Adjustment for assets carried at fair market value	51	-	-
Writedowns of other real estate owned	42	76	98
Net increase in interest payable and other liabilities	754	90	1,842
Net decrease (increase) in interest receivable and other assets	3,231	905	(1,664)
Writedowns of Other Assets	-	37	-
Equity based compensation expense	682	614	548
Net loss (gain) on sale/settlement of securities	814	546	(2,151)
Increase in cash surrender value of life insurance	(1,410)	(1,497)	(1,322)
Net cash provided by operating activities	$25,363	$18,812	$16,778

Cash Flows from Investing Activities
Proceeds from maturities of interest bearing time deposits in other banks	$4,400	$4,250	$500
Proceeds from maturities and redemptions of investment securities held to maturity	9,653	11,963	10,213
Proceeds from maturities and redemptions of investment securities available for sale	54,856	43,989	316,756
Proceeds from sales of investment securities held to maturity	1,612	-	-
Proceeds from sales of investment securities available for sale	46,030	188,665	36,114
Net increase in loans	(74,366)	(43,538)	(35,320)
Proceeds from sales of other real estate owned	2,010	1,228	1,538
Proceeds from sales of other assets	438	237	195
Purchase of time deposits in other banks	-	(500)	(13,946)
Purchase of investment securities held to maturity	(4,133)	(8,455)	(9,759)
Purchase of bank owned life insurance	-	(4,357)	-
Proceeds from surrender of bank owned life insurance	-	309	-
Purchase of investment securities available for sale	(39,565)	(187,972)	(351,644)
Purchase of bank premises and equipment	(915)	(1,861)	(1,355)
Net cash provided by (used for) investing activities	$20	$3,958	$(46,708)

Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(15,254)	$(1,553)	$34,324
Proceeds from Federal Home Loan Bank borrowings	40,000	-	-
Repayment of Federal Home Loan Bank borrowings	(30,000)	-	-
Repayment of repurchase agreements	-	-	(15,000)
Issuance of common stock	375	354	221
Stock redeemed for tax withholding - stock based compensation	(321)	(318)	(343)
Repurchase of common stock	-	-	(1,414)
Dividends paid	(21,351)	(21,015)	(14,636)
Net cash (used for) provided by financing activities	$(26,551)	$(22,532)	$3,152

Net Increase (Decrease) in Cash and Cash Equivalents	$(1,168)	$238	$(26,778)

Cash and Cash Equivalents at Beginning of Year (Note 1)	53,010	52,772	79,550
Cash and Cash Equivalents at End of Year (Note 1)	$51,842	$53,010	$52,772

Supplemental Cash Flow Information
Cash paid for interest	$2,251	$1,733	$2,288
Cash paid for federal income taxes	$1,419	$3,329	$3,275

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$748	$1,029	$870
Transfer of loans to other assets	$-	$40	$49

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

Investment securities that are classified as “held to maturity” are stated at cost, and adjusted for accumulated amortization of premium and accretion of discount. The Bank had the intention and, in Management’s opinion, the ability to hold these investment securities until maturity. In 2018, the Bank sold securities that were classified as "held to maturity", and accordingly reclassified its remaining "held to maturity" portfolio as "available for sale". Investment securities that are classified as “available for sale” are stated at estimated market value, with the related unrealized gains and losses reported as an amount, net of taxes, as a component of stockholders’ equity. The market value of securities is based on quoted market prices. For securities that do not have readily available market values, estimated market values are calculated based on the market values of comparable securities.

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

The components of accumulated other comprehensive loss and related tax effects are as follows:

Dollars in thousands	2018	2017	2016
Net unrealized losses on securities available for sale	$(11,630)	$(7,937)	$(10,143)
Post retirement benefit obligations	(657)	(1,818)	(1,256)
Tax effect	2,580	2,049	3,876
Accumulated other comprehensive loss	$(9,707)	$(7,706)	$(7,523)

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU does not apply to financial instruments. The ASU is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that period (therefore, for the year ending December 31, 2018 for the Corporation). The ASU does not apply to financial instruments, which constitute a significant portion of our revenue, and adoption of the standard did not have a material effect on the Corporation’s consolidated financial statements.

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires an entity to (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses on available for sale debt securities in combination with other deferred tax assets. This ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The Company adopted the ASU effective January 1, 2018, and the adoption did not have a material effect on our financial position or results of operations. The adoption of this guidance resulted in a reclassification of equity securities from available for sale securities to other assets and an insignificant cumulative-effect adjustment that decreased retained earnings, with offsetting related adjustments to deferred taxes and Accumulated Other Comprehensive Loss (AOCL). The fair value of loans has been estimated using an exit price notion as disclosed in Note 11.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU includes increased disclosures and various changes to the accounting and measurement of financial assets including the Company’s loans and available-for-sale and held-to-maturity debt securities. Each financial asset presented on the balance sheet would have a unique allowance for credit losses valuation account that is deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU also eliminate the probable initial recognition threshold in current GAAP and instead, reflect an entity’s current estimate of all expected credit losses using reasonable and supportable forecasts. The new credit loss guidance will be effective for the Company's year ending December 31, 2020. Upon adoption, the ASU will be applied using a modified retrospective transition method to the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Early adoption for all institutions is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard will likely have a significant effect on the Company's consolidated financial statements as from a onetime adjustment to increase the ALLL upon adoption of the standard and due to increased provision expense at the time loans are originated. Management has begun the process of segmenting the portfolio and developing an implementation timeline. Our bank’s merger with First Merchants Bank will be completed prior to the effective date, and First Merchants will complete the implementation.

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain purchased callable debt securities held at a premium to the earliest call date rather than maturity. The standard is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. Adoption of the standard will not have a material effect on the Company’s consolidated financial statements.

(2)   Cash and Due from Banks

The Bank is required by regulatory agencies to maintain legal reserve requirements based on the level of balances in deposit categories. Cash balances restricted from usage due to these requirements were $4,240,000 and $4,941,000 at December 31, 2018 and 2017, respectively. Cash and due from banks includes uninsured deposits held at correspondent banks of $7,674,000 and $9,657,000 at December 31, 2018 and 2017, respectively.

(3)  Investment Securities

The following is a summary of the Bank’s investment securities portfolio as of December 31, 2018 and 2017 (000s omitted):

	Held to Maturity
	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	36,663	666	(322)	37,007
Corporate Debt Securities	500	-	(21)	479
	$37,163	$666	$(343)	$37,486

	Available for Sale
	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$134,160	$1	$(5,926)	$128,235
Mortgage Backed Securities issued by U.S. Government Agencies	196,224	32	(5,702)	190,554
Obligations of States and Political Subdivisions	69,309	604	(804)	69,109
Corporate Debt Securities	13,552	173	(10)	13,715
	$413,245	$810	$(12,442)	$401,613

	Available for Sale
	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$140,090	$32	$(4,242)	$135,880
Mortgage Backed Securities issued by U.S. Government Agencies	248,649	3	(3,875)	244,777
Obligations of States and Political Subdivisions	37,308	48	(373)	36,983
Corporate Debt Securities	22,662	462	(41)	23,083
Other Securities	2,044	49	-	2,093
	$450,753	$594	$(8,531)	$442,816

The amortized cost, estimated fair value, and weighted average yield of securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted).

	Held to Maturity			Available for Sale
		Estimated	Weighted		Estimated	Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield
Maturing within
1 year	$-	$-	0.00%	$8,443	$8,476	2.10%
1 through 5 years	-	-	0.00%	66,285	64,725	1.96%
6 through 10 years	-	-	0.00%	102,721	98,566	2.43%
Over 10 years	-	-	0.00%	39,572	39,292	2.84%
Total	-	-	0.00%	217,021	211,059	2.35%
Mortgage Backed Securities	-	-	0.00%	196,224	190,554	2.35%
Total	$-	$-	0.00%	$413,245	$401,613	2.35%

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and management determines that the Company has the intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery in the fair value. The fair values of investments with an amortized cost in excess of their fair values at December 31, 2018 and December 31, 2017 are as follows (000s omitted):

December 31, 2018

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$3,946	$65	$117,750	$5,861	$121,696	$5,926
Mortgage Backed Securities issued by U.S. Government Agencies	19,945	131	165,604	5,571	185,549	5,702
Obligations of States and Political Subdivisions	32,260	573	5,955	231	38,215	804
Corporate Debt Securities	490	10	-	-	490	10
	$56,641	$779	$289,309	$11,663	$345,950	$12,442

December 31, 2017

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$25,257	$286	$105,329	$3,956	$130,586	$4,242
Mortgage Backed Securities issued by U.S. Government Agencies	161,792	1,725	81,157	2,150	242,949	3,875
Obligations of States and Political Subdivisions	23,898	357	16,741	338	40,639	695
Corporate Debt Securities	4,560	39	2,009	23	6,569	62
	$215,507	$2,407	$205,236	$6,467	$420,743	$8,874

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. The company has the ability and intent to hold these securities until recovery, which may be until maturity. The fair value of these securities is expected to recover as the securities approach maturity. As of December 31, 2018 and December 31, 2017, there were 165 and 205 securities in an unrealized loss position, respectively.

Investment securities carried at $105,873,000 and $103,850,000 were pledged or set aside to secure borrowings, public and trust deposits, and for other purposes required by law at December 31, 2018 and December 31, 2017, respectively.

At December 31, 2018, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Banks with an estimated market value of $93,158,000 and securities issued by the Federal Farm Credit Banks with an estimated fair value of $35,084,000. At December 31, 2018, Mortgage Backed Securities issued by U. S. Government Agencies included securities issued by the Government National Mortgage Association with an estimated fair value of $187,715,000. At December 31, 2017, Obligations of U. S. Government Agencies included securities issued by the Federal Home Loan Banks with an estimated fair value of $100,045,000 and securities issued by the Federal Farm Credit Banks with an estimated fair value of $35,841,000. At December 31, 2017, Mortgage Backed Securities issued by U. S. Government Agencies included securities issued by the Government National Mortgage Association with an estimated fair value of $244,781,000.

For the years ended December 31, 2018, 2017, and 2016, proceeds from sales of securities amounted to $47,642,000, $188,665,000, and $36,114,000, respectively. Gross realized gains amounted to $116,000, $752,000, and $2,346,000, respectively. Gross realized losses amounted to $930,000, $1,298,000, and $195,000, respectively. The tax provision (benefit) applicable to these net realized gains and losses amounted to ($171,000), ($186,000), and $731,000, respectively.

(4)   Loans

Loan balances outstanding as of December 31 consist of the following (000s omitted):

	2018	2017
Residential real estate loans	$230,008	$222,014
Commercial real estate loans	279,294	269,644
Construction real estate loans	27,400	23,558
Agriculture and agricultural real estate loans	22,486	21,231
Commercial and industrial loans	162,026	122,219
Loans to individuals for household, family, and other personal expenditures	47,446	36,313
Total loans, gross	$768,660	$694,979
Less: Allowance for loan losses	7,771	7,666
Loans, net of allowance for loan losses	$760,889	$687,313

Included in Loans are loans to certain officers, directors, and companies in which such officers and directors have 10 percent or more beneficial ownership in the aggregate amount of $90,000 and $3,456,000 at December 31, 2018 and 2017, respectively. In 2018, new loans and other additions amounted to $62,000, and repayments and other reductions amounted to $3,428,000. In 2017, new loans and other additions amounted to $634,000, and repayments and other reductions amounted to $2,832,000. In Management’s judgment, these loans were made on substantially the same terms and conditions as those made to other borrowers, and do not represent more than the normal risk of collectibility or present other unfavorable features.

No loans were pledged to secure debt or for any other purposes as of December 31, 2018 and December 31, 2017.

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

Activity in the allowance for loan losses for the years ended December 31, 2018, 2017, and 2016 was as follows (000s omitted):

2018	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$195	$1,443	$3,297	$491	$1,279	$961	$7,666
Charge-offs	-	-	(320)	-	(108)	(54)	(482)
Recoveries	5	95	329	59	138	61	687
Provision	5	(272)	(294)	(366)	(91)	918	(100)
Ending balance	$205	$1,266	$3,012	$184	$1,218	$1,886	$7,771

Ending balance individually evaluated for impairment	$-	$142	$146	$4	$94	$143	$529
Ending balance collectively evaluated for impairment	205	1,124	2,866	180	1,124	1,743	7,242
Ending balance	$205	$1,266	$3,012	$184	$1,218	$1,886	$7,771

Loans:
Ending balance individually evaluated for impairment	$2,622	$226	$3,162	$32	$3,321	$397	$9,760
Ending balance collectively evaluated for impairment	19,864	161,800	276,132	27,368	226,687	47,049	758,900
Ending balance	$22,486	$162,026	$279,294	$27,400	$230,008	$47,446	$768,660

2017	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$201	$1,632	$3,336	$525	$1,599	$1,165	$8,458
Charge-offs	-	(6)	(572)	-	(113)	(137)	(828)
Recoveries	81	139	190	54	198	74	736
Provision	(87)	(322)	343	(88)	(405)	(141)	(700)
Ending balance	$195	$1,443	$3,297	$491	$1,279	$961	$7,666

Ending balance individually evaluated for impairment	$1	$148	$219	$360	$177	$205	$1,110
Ending balance collectively evaluated for impairment	194	1,295	3,078	131	1,102	756	6,556
Ending balance	$195	$1,443	$3,297	$491	$1,279	$961	$7,666

Loans:
Ending balance individually evaluated for impairment	$1,070	$265	$3,753	$1,603	$5,221	$432	$12,344
Ending balance collectively evaluated for impairment	20,161	121,954	265,891	21,955	216,793	35,881	682,635
Ending balance	$21,231	$122,219	$269,644	$23,558	$222,014	$36,313	$694,979

2016	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses:
Beginning Balance	$389	$2,279	$4,350	$420	$2,235	$1,223	$10,896
Charge-offs	(221)	(26)	(742)	-	(319)	(155)	(1,463)
Recoveries	6	150	194	151	588	136	1,225
Provision	27	(771)	(466)	(46)	(905)	(39)	(2,200)
Ending balance	$201	$1,632	$3,336	$525	$1,599	$1,165	$8,458

Ending balance individually evaluated for impairment	$5	$199	$129	$388	$236	$184	$1,141
Ending balance collectively evaluated for impairment	196	1,433	3,207	137	1,363	981	7,317
Ending balance	$201	$1,632	$3,336	$525	$1,599	$1,165	$8,458

Loans:
Ending balance individually evaluated for impairment	$1,212	$355	$6,853	$1,717	$7,098	$476	$17,711
Ending balance collectively evaluated for impairment	20,306	96,406	245,316	17,737	209,338	45,523	634,626
Ending balance	$21,518	$96,761	$252,169	$19,454	$216,436	$45,999	$652,337

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

The portfolio segments in each credit risk grade as of December 31, 2018 and 2017 are as follows (000s omitted):

2018	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$-	$3,652	$60	$12,878	$147,167	$42,259	$206,016
10	-	6,877	-	-	-	-	6,877
20	64	117	196	-	-	-	377
30	481	47,263	24,899	-	1,268	3,556	77,467
40	16,038	97,598	219,079	11,555	74,141	1,618	420,029
45	1,472	2,024	19,462	1,381	2,623	-	26,962
50	1,852	3,851	9,084	249	1,896	-	16,932
55	-	305	2,132	-	713	-	3,150
60	2,579	339	4,380	1,337	2,200	13	10,848
70	-	-	-	-	-	-	-
80	-	-	2	-	-	-	2
90	-	-	-	-	-	-	-
Total	$22,486	$162,026	$279,294	$27,400	$230,008	$47,446	$768,660

Performing	$20,305	$161,749	$276,021	$27,368	$226,119	$47,037	$758,599
Nonperforming	2,181	277	3,273	32	3,889	409	10,061
Total	$22,486	$162,026	$279,294	$27,400	$230,008	$47,446	$768,660

2017	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$-	$1,341	$160	$13,903	$135,311	$30,359	$181,074
10	-	6,870	-	-	-	-	6,870
20	281	293	353	-	-	-	927
30	503	29,655	6,300	-	941	3,972	41,371
40	14,819	76,792	223,468	4,857	72,634	1,947	394,517
45	1,414	2,391	12,244	1,528	5,363	-	22,940
50	1,864	3,778	21,802	1,667	3,590	6	32,707
55	1,441	594	1,857	1,537	867	2	6,298
60	909	505	3,460	66	3,308	27	8,275
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$21,231	$122,219	$269,644	$23,558	$222,014	$36,313	$694,979

Performing	$20,665	$121,768	$265,801	$21,955	$215,643	$35,861	$681,693
Nonperforming	566	451	3,843	1,603	6,371	452	13,286
Total	$21,231	$122,219	$269,644	$23,558	$222,014	$36,313	$694,979

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of December 31, 2018 and 2017 (000s omitted):

2018	30-59 Days Past Due	60-89 Days Past Due	>=90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >=90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$632	$1,235	$-	$1,867	$20,619	$22,486	$-
Commercial	186	110	31	327	161,699	162,026	-
Commercial Real Estate	804	-	1,849	2,653	276,641	279,294	-
Construction Real Estate	-	-	-	-	27,400	27,400	-
Residential Real Estate	1,217	340	376	1,933	228,075	230,008	-
Consumer and Other	79	13	-	92	47,354	47,446	-
Total	$2,918	$1,698	$2,256	$6,872	$761,788	$768,660	$-

2017	30-59 Days Past Due	60-89 Days Past Due	>=90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >=90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$-	$-	$-	$-	$21,231	$21,231	$-
Commercial	111	8	5	124	122,095	122,219	3
Commercial Real Estate	834	783	56	1,673	267,971	269,644	-
Construction Real Estate	17	-	-	17	23,541	23,558	-
Residential Real Estate	1,361	58	871	2,290	219,724	222,014	-
Consumer and Other	55	2	-	57	36,256	36,313	-
Total	$2,378	$851	$932	$4,161	$690,818	$694,979	$3

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

The following is a summary of non-accrual loans as of December 31, 2018 and 2017 (000s omitted):

	2018	2017
Agriculture and Agricultural Real Estate	$1,624	$-
Commercial	106	243
Commercial Real Estate	2,907	1,580
Construction Real Estate	5	33
Residential Real Estate	912	1,783
Consumer and Other	12	19
Total	$5,566	$3,658

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of December 31, 2018, 2017 and 2016 (000s omitted):

2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$2,388	$2,384	$-	$2,359	$85
Commercial	-	-	-	-	-
Commercial Real Estate	1,863	1,871	-	1,860	40
Construction Real Estate	-	-	-	-	-
Residential Real Estate	3,015	3,174	-	3,271	165
Consumer and Other	58	59	-	63	4

With an allowance recorded:
Agriculture and Agricultural Real Estate	234	234	-	237	13
Commercial	226	234	142	241	10
Commercial Real Estate	1,299	1,380	146	1,427	90
Construction Real Estate	32	67	4	59	4
Residential Real Estate	306	316	94	322	14
Consumer and Other	339	339	143	348	11

Total:
Agriculture and Agricultural Real Estate	$2,622	$2,618	$-	$2,596	$98
Commercial	226	234	142	241	10
Commercial Real Estate	3,162	3,251	146	3,287	130
Construction Real Estate	32	67	4	59	4
Residential Real Estate	3,321	3,490	94	3,593	179
Consumer and Other	397	398	143	411	15
Total Impaired Loans	$9,760	$10,058	$529	$10,187	$436

2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$829	$826	$-	$849	$42
Commercial	-	-	-	-	-
Commercial Real Estate	1,977	2,034	-	2,175	83
Construction Real Estate	17	21	-	83	6
Residential Real Estate	3,757	3,935	-	4,048	198
Consumer and Other	30	30	-	32	2

With an allowance recorded:
Agriculture and Agricultural Real Estate	241	240	1	243	13
Commercial	265	268	148	280	12
Commercial Real Estate	1,776	1,783	219	1,840	69
Construction Real Estate	1,586	1,619	360	1,629	76
Residential Real Estate	1,464	1,515	177	1,517	65
Consumer and Other	402	403	205	416	18

Total:
Agriculture and Agricultural Real Estate	$1,070	$1,066	$1	$1,092	$55
Commercial	265	268	148	280	12
Commercial Real Estate	3,753	3,817	219	4,015	152
Construction Real Estate	1,603	1,640	360	1,712	82
Residential Real Estate	5,221	5,450	177	5,565	263
Consumer and Other	432	433	205	448	20
Total Impaired Loans	$12,344	$12,674	$1,110	$13,112	$584

2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$966	$1,164	$-	$1,021	$46
Commercial	88	140	-	123	10
Commercial Real Estate	4,295	4,502	-	4,525	201
Construction Real Estate	144	177	-	171	9
Residential Real Estate	4,916	5,157	-	5,269	247
Consumer and Other	11	11	-	14	1

With an allowance recorded:
Agriculture and Agricultural Real Estate	246	246	5	248	13
Commercial	267	274	199	417	15
Commercial Real Estate	2,558	2,610	129	2,745	111
Construction Real Estate	1,573	1,573	388	1,591	73
Residential Real Estate	2,182	2,224	236	2,281	87
Consumer and Other	465	465	184	482	23

Total:
Agriculture and Agricultural Real Estate	$1,212	$1,410	$5	$1,269	$59
Commercial	355	414	199	540	25
Commercial Real Estate	6,853	7,112	129	7,270	312
Construction Real Estate	1,717	1,750	388	1,762	82
Residential Real Estate	7,098	7,381	236	7,550	334
Consumer and Other	476	476	184	496	24
Total Impaired Loans	$17,711	$18,543	$1,141	$18,887	$836

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (TDRs).

Loans that were classified as TDRs during the years ended December 31, 2018 and December 31, 2017 are as follows (000s omitted from dollar amounts):

	December 31, 2018			December 31, 2017
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	-	-	-	3	95	80
Commercial Real Estate	2	341	281	6	1,052	891
Construction Real Estate	-	-	-	1	21	17
Residential Real Estate	3	250	78	7	440	273
Consumer and Other	-	-	-	2	32	7
Total	5	$591	$359	19	$1,640	$1,268

The Bank considers TDRs that become past due under the modified terms as defaulted. Loans that became TDRs during the years ended December 31, 2018 and December 31, 2017 that subsequently defaulted during the years ended December 31, 2018 and December 31, 2017, respectively, are as follows (000s omitted from dollar amounts):

	December 31, 2018		December 31, 2017
	Number of Contracts	Recorded Principal Balance	Number of Contracts	Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	-	$-
Commercial	-	-	-	-
Commercial Real Estate	2	281	-	-
Construction Real Estate	-	-	-	-
Residential Real Estate	-	-	1	98
Consumer and Other	-	-	-	-
Total	2	$281	1	$98

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

At December 31, 2018 the Corporation had no commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.

 (6) Bank Premises and Equipment

Bank premises and equipment as of year-end are as follows (000s omitted):

	2018	2017
Land, buildings and improvements	$46,849	$46,057
Equipment, furniture and fixtures	25,784	25,819
Total Bank premises and equipment	$72,633	$71,876
Less accumulated depreciation	45,783	44,476
Bank premises and equipment, net	$26,850	$27,400

Bank Premises and Equipment includes Construction in Progress of $1,768,000 as of December 31, 2018 and $1,070,000 as of December 31, 2017. The projects in progress will be completed in 2019. The estimated cost to complete all projects in process as of December 31, 2018 is $1,131,000.

The Company has entered into lease commitments for office and ATM locations. Rental expense charged to operations was $156,000, $163,000, and $179,000, for the years ended December 31, 2018, 2017, and 2016, respectively. The future minimum lease payments are as follows:

Year	Minimum Payment
2019	$123,000
2020	50,000
2021	36,000
2022	30,000
2023	12,000
Thereafter	4,000
Total	$255,000

(7)   Deposits

Interest expense on time certificates of deposit of $250,000 or more in the year 2018 amounted to $150,000, as compared with $159,000 in 2017, and $156,000 in 2016. At December 31, 2018, the balance of time certificates of deposit of $250,000 or more was $15,540,000, as compared with $16,747,000 at December 31, 2017. The amount of time deposits with a remaining term of more than 1 year was $56,359,000 at December 31, 2018 and $68,534,000 at December 31, 2017. The following table shows the scheduled maturities of Certificates of Deposit as of December 31, 2018 (000s omitted):

	Under $250,000	$250,000 and over
2019	$52,537	$11,545
2020	27,293	1,933
2021	12,381	1,048
2022	7,038	606
2023	5,652	408
Thereafter	-	-
Total	$104,901	$15,540

The Bank did not have any brokered certificates of deposit as of December 31, 2018 and 2017.

(8)   Federal Home Loan Bank Advances and Repurchase Agreements

The Bank had one fixed rate advance for $10,000,000 at 2.54%, maturing in 2028 outstanding as of December 31, 2018. The Bank did not have any advances outstanding from the Federal Home Loan Bank of Indianapolis as of December 31, 2017 and 2016.

The Bank maintains an overdraft line of credit with the Federal Home Loan Bank of Indianapolis. The amount of credit outstanding was $0 as of December 31, 2018 and 2017. The amount of credit available was $20,000,000 as of December 31, 2018 and 2017. The interest rate on the line of credit is equal to the variable advance rate and is only charged on amounts advanced. The variable advance rate was 2.87% on December 31, 2018 and 1.67% on December 31, 2017. The line of credit was subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis.

As of December 31, 2018 investment securities with a carrying value of $44,696,000 were pledged to secure the Federal Home Loan Bank line of credit and advances. As of December 31, 2017 investment securities with a carrying value of $21,805,000 were pledged to secure the Federal Home Loan Bank line of credit.

The Bank did not have any borrowings under Repurchase Agreements as of December 31, 2018 and December 31, 2017.

(9) Retirement Plans and Postretirement Benefit Plans

In 2000, the Bank implemented a retirement plan that included both a money purchase pension plan, as well as a voluntary profit sharing 401(k) plan for all employees who meet certain age and length of service eligibility requirements. In 2002, the Bank amended its retirement plan to freeze the money purchase plan and retain the 401(k) plan. To ensure that the plan meets the Safe Harbor provisions of the applicable sections of the Internal Revenue Code, the Bank contributes an amount equal to 4% of the employee’s base salary to the 401(k) plan for all eligible employees who contribute at least 5% of their salary. In addition, an employee may contribute from 1 to 75 percent of his or her base salary, up to a maximum of $24,500 in 2018. In 2018, 2017, and 2016, the Bank made a matching contribution of 100% on the first 3% of employee deferrals and 50% on the next 2% of deferrals. Depending on the Bank’s profitability, an additional profit sharing contribution may be made by the Bank to the 401(k) plan. There were no profit sharing contributions in 2018, 2017, and 2016. The total retirement plan expense was $550,000, for the year ended December 31, 2018, $509,000 for the year ended December 31, 2017, and $512,000 for the year ended December 31, 2016.

The Bank has a postretirement benefit plan that generally provides for the continuation of medical premium payments for all employees hired before January 1, 2007 who retire from the Bank at age 55 or older, upon meeting certain length of service eligibility requirements. The Bank does not fund its postretirement benefit obligation. Rather, payments are made as costs are incurred by covered retirees. The amount of benefits paid under the postretirement benefit plan was $265,000 in 2018, $206,000 in 2017, and $205,000 in 2016. The amount of insurance premium paid by the Bank for retirees is capped at 200% of the cost of the premium as of December 31, 1992.

A reconciliation of the accumulated postretirement benefit obligation (“APBO”) to the amounts recorded in the consolidated balance sheets in Interest Payable and Other Liabilities at December 31 is as follows (000s omitted):

	2018	2017
APBO	$3,685	$4,111
Unrecognized net gain (loss)	27	(474)
Accrued benefit cost at fiscal year end	$3,712	$3,637

Components of the Bank’s postretirement benefit expense were as follows:

	2018	2017	2016
Service cost	$101	$117	$128
Interest cost	140	156	142
Amortization of gains	3	-	-
Net postretirement benefit expense	$244	$273	$270

The APBO as of December 31, 2018 and 2017 was calculated using an assumed discount rates of 4.25% and 3.50%, respectively. Based on the provisions of the plan, the Bank’s expense is capped at 200% of the 1992 expense, with all expenses above the cap incurred by the retiree. The expense reached the cap in 2004, and accordingly the impact of an increase in health care costs on the APBO was not calculated.

The Bank Owned Life Insurance policies fund a Death Benefit Only (DBO) obligation that the Bank has with 5 of its active directors, 5 retired directors, 9 active executives, and 15 retired executives. The DBO plan, which replaced previous split dollar agreements, provides a taxable death benefit. The benefit for directors is grossed up to provide a net benefit to each director’s beneficiaries based on that director’s length of service on the board. The directors’ net death benefits are $500,000 for director service of less than 3 years, $600,000 for service up to 5 years, $750,000 for service up to 10 years, and $1,000,000 for director service of 10 years or more. The active directors who participate in the DBO plan have all waived the postretirement benefit with the condition that the postretirement benefit would be reinstated in the event of a change in control of the company. The executives’ beneficiaries will receive a grossed up benefit that will provide a net benefit equal to two times the executive’s base salary if death occurs during employment and a postretirement benefit equal to the executive’s final annual salary rate at the time of retirement if death occurs after retirement.

Information for the postretirement death benefits and health care benefits is as follows as of the December 31 measurement date (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2018	2017	2018	2017

Change in benefit obligation
Benefit obligation at beginning of year	$6,950	$6,185	$4,111	$3,745
Service cost	12	7	101	117
Interest cost	238	242	140	156
Actuarial loss (gain)	(499)	516	(498)	207
Benefits paid, net of participants' contributions	(138)	-	(169)	(114)
Benefit obligation at end of year	$6,563	$6,950	$3,685	$4,111

Change in accrued benefit cost
Accrued benefit cost at beginning of year	$5,606	$5,196	$3,637	$3,478
Service cost	12	7	101	117
Interest cost	238	242	140	156
Amortization	161	161	3	-
Employer contributions	(138)	-	(169)	(114)
Net gain	-	-	-	-
Accrued benefit cost at end of year	$5,879	$5,606	$3,712	$3,637

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-	$-	$-
Employer contributions	138	-	169	114
Plan participants' contributions	-	-	96	92
Benefits paid during year	(138)	-	(265)	(206)
Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(6,563)	$(6,950)	$(3,685)	$(4,111)

Amounts recognized in other liabilities as of December 31 consist of (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2018	2017	2018	2017
Assets	$-	$-	$-	$-
Liabilities	6,563	6,950	3,685	4,111
Total	$6,563	$6,950	$3,685	$4,111

Amounts recognized in accumulated other comprehensive income as of December 31 consist of (000s):

	Postretirement Death Benefit Obligations		Postretirement Health Care Benefits
	2018	2017	2018	2017
Net loss (gain)	$(309)	$190	$(27)	$474
Transition obligation (asset)	-	-	-	-
Prior service cost (credit)	993	1,154	-	-
Total included in AOCI	$684	$1,344	$(27)	$474

The projected payments under each postretirement plan for the next 10 years are as follows:

Year			Postretirement Death Benefit Obligations	Postretirement Health Care Benefits
2019			$356,000	$150,000
2020			367,000	166,000
2021			385,000	176,000
2022			396,000	183,000
2023			404,000	188,000
2024	-	2028	2,021,000	1,037,000

(10) Stockholders’ Equity

During 2018, the Company issued 125,871 shares of its no par value common stock under its stock incentive plan, including for its Employee Stock Purchase Plan, employee years of service awards, and its directors’ deferred compensation plan. The aggregate value of these shares was $1,330,000.

During 2017, the Company issued 129,962 shares of its no par value common stock under its stock incentive plan, including for its Employee Stock Purchase Plan, employee years of service awards, and its directors’ deferred compensation plan. The aggregate value of these shares was $1,447,000.

(11) Disclosures about Fair Value of Financial Instruments

Certain of the Bank’s assets and liabilities are financial instruments that have fair values that differ from their carrying values in the accompanying consolidated balance sheets. These fair values, along with the methods and assumptions used to estimate such fair values, are discussed below. The fair values of all financial instruments not discussed below are estimated to be equal to their carrying amounts as of December 31, 2018 and 2017.

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

LOANS AND LOANS HELD FOR SALE

Loans Held for Sale consists of fixed rate mortgage loans originated by the Bank. The fair value of Loans Held for Sale is the estimated value the Bank will receive upon sale of the loan. The fair value of all other loans is estimated by discounting the future cash flows associated with the loans, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The discount rate assumption used as of December 31, 2018 includes a spread to represent the exit costs associated with selling loans. The discount rate assumption used as of December 31, 2017 does not include an exit cost.

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

FEDERAL HOME LOAN BANK ADVANCES

The estimated fair value of the Federal Home Loan Bank Advances is estimated by discounting the related cash flows using the rates currently available for similarly structured borrowings with similar maturities.

ACCRUED INTEREST

The carrying amounts of accrued interest approximate fair value.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

The fair values of commitments to extend credit and standby letters of credit and financial guarantees written are estimated using the fees currently charged to engage into similar agreements. The fair values of these instruments are not significant.

FAIR VALUES

The carrying amounts and approximate fair values as of December 31, 2018 and December 31, 2017 are as follows (000s omitted):

					Total
	Carrying				Estimated
December 31, 2018	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$51,842	$51,842	$-	$-	$51,842
Time Deposits in Other Banks	10,796	-	10,548	-	10,548

Securities - Available for Sale
Obligations of U.S. Government Agencies	128,235	-	128,235	-	128,235
MBS issued by U.S. Government Agencies	190,554	-	190,554	-	190,554
Obligations of States and Political Subdivisions	69,109	-	69,109	-	69,109
Corporate Debt Securities	13,715	-	13,715	-	13,715

Equity Securities	7,415	2,042	5,373	-	7,415
Loans Held for Sale	488	-	-	502	502
Loans, net[1]	760,889	-	-	750,249	750,249
Accrued Interest Receivable	4,413	-	-	4,413	4,413

Financial Liabilities:
Noninterest Bearing Deposits	297,704	297,704	-	-	297,704
Interest Bearings Deposits	885,206	-	885,886	-	885,886
Federal Home Loan Bank Advances	10,000	-	-	10,042	10,042
Accrued Interest Payable	65	-	-	65	65

					Total
	Carrying				Estimated
December 31, 2017	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$53,010	$53,010	$-	$-	$53,010
Time Deposits in Other Banks	15,196	-	15,082	-	15,082
Securities - Held to Maturity
Obligations of States and Political Subdivisions	36,663	-	2,407	34,600	37,007
Corporate Debt Securities	500	-	479	-	479

Securities - Available for Sale
Obligations of U.S. Government Agencies	135,880	-	135,880	-	135,880
MBS issued by U.S. Government Agencies	244,777	-	244,777	-	244,777
Obligations of States and Political Subdivisions	36,983	-	36,983	-	36,983
Corporate Debt Securities	23,083	-	23,083	-	23,083
Other Securities	2,093	2,093	-	-	2,093

Federal Home Loan Bank Stock	4,148	-	4,148	-	4,148
Loans Held for Sale	346	-	-	356	356
Loans, net[1]	687,313	-	-	657,684	657,684
Accrued Interest Receivable	4,169	-	-	4,169	4,169

Financial Liabilities:
Noninterest Bearing Deposits	299,838	299,838	-	-	299,838
Interest Bearings Deposits	898,326	-	899,481	-	899,481
Accrued Interest Payable	61	-	-	61	61

1The estimated fair value of loans, net as of December 31, 2018 reflects an exit price assumption. The December 31, 2017 fair value estimate is not based on an exit price assumption.

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

The current and deferred components of the provision for Federal income taxes were as follows (000s omitted):

	2018	2017	2016
Current	$3,658	$1,826	$2,725
Deferred	287	3,797	3,512
Remeasurement of deferred taxes	-	4,278	-
Tax expense	$3,945	$9,901	$6,237

The effective tax rate differs from the statutory rate applicable to corporations as a result of permanent differences between accounting and taxable income as follows:

	2018	2017	2016
Statutory rate	21.0%	34.0%	34.0%
Municipal interest income	(1.6)	(2.1)	(2.0)
Other, net	(1.2)	(4.5)	(1.9)
Remeasurement of deferred taxes	-	20.9	-
Effective tax rate	18.2%	48.3%	30.1%

In accordance with ASC 740, the Company is required to establish a valuation allowance for deferred tax assets when it is “more likely than not” that a portion or the entire deferred tax asset will not be realized. The evaluation requires significant judgment and extensive analysis of all available positive and negative evidence, the forecast of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. The Company did not maintain a valuation allowance on its deferred tax assets during the years ended December 31, 2018, 2017, and 2016.

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

The components of the net deferred federal income tax asset (included in Interest Receivable and Other Assets on the accompanying consolidated balance sheets) at December 31 are as follows (000s omitted):

	2018	2017
Deferred federal income tax assets:
Allowance for loan losses	$1,702	$1,680
Net deferred loan origination fees	(11)	74
Tax versus book depreciation differences	(28)	59
Net unrealized losses on securities available for sale	2,442	1,667
Accrued postretirement benefits	2,372	2,242
Postretirement benefits in other comprehensive income	138	382
Alternative minimum tax	-	-
Non-accrual loan interest	152	158
Other real estate owned	35	325
Other, net	504	512
Total deferred federal tax asset	$7,306	$7,099

Deferred federal income tax liabilities:
Accretion of bond discount	$(31)	$(27)
Prepaid expenses	(116)	(157)
Other	(83)	(83)
Total deferred federal tax liabilities	$(230)	$(267)
Net deferred federal income tax asset	$7,076	$6,832

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

As of December 31, 2018 and 2017, the Bank’s capital ratios exceeded the required minimums to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the tables, as well as meeting other requirements specified by the federal banking regulators, including not being subject to any written agreement or order issued by the FDIC pursuant to section 8 of the Federal Deposit Insurance Act.

The Bank is considered to be “Well Capitalized” as of December 31, 2018 and 2017, and there are no conditions or events since December 31, 2018 that Management believes have changed the Bank’s category.

The Corporation’s and Bank’s actual capital amounts and ratios are also presented in the table (000s omitted in dollar amounts).

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Risk Based Capital to Risk-Weighted Assets
Consolidated	$145,480	15.79%	$92,111	10%
Monroe Bank & Trust	143,583	15.61%	91,976	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	137,374	14.91%	73,689	8%
Monroe Bank & Trust	135,477	14.73%	73,580	8%
Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	137,374	14.91%	59,872	6.5%
Monroe Bank & Trust	135,477	14.73%	59,784	6.5%
Tier 1 Capital to Average Assets
Consolidated	137,374	10.28%	66,824	5%
Monroe Bank & Trust	135,477	10.15%	66,741	5%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Risk Based Capital to Risk-Weighted Assets
Consolidated	$148,387	17.39%	$85,350	10%
Monroe Bank & Trust	146,842	17.21%	85,343	10%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	140,364	16.45%	68,280	8%
Monroe Bank & Trust	138,819	16.27%	68,274	8%
Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	140,364	16.45%	55,477	6.5%
Monroe Bank & Trust	138,819	16.27%	55,473	6.5%
Tier 1 Capital to Average Assets
Consolidated	140,364	10.44%	67,229	5%
Monroe Bank & Trust	138,819	10.33%	67,216	5%

(14) Earnings Per Share

The calculation of earnings per common share for the years ended December 31 is as follows:

	2018	2017	2016
Basic
Net income	$17,699,000	$10,609,000	$14,501,000
Less preferred dividends	-	-	-
Net income applicable to common stock	$17,699,000	$10,609,000	$14,501,000
Average common shares outstanding	22,976,393	22,860,767	22,802,325
Income per common share - basic	$0.77	$0.46	$0.64

	2018	2017	2016
Diluted
Net income	$17,699,000	$10,609,000	$14,501,000
Less preferred dividends	-	-	-
Net income applicable to common stock	$17,699,000	$10,609,000	$14,501,000
Average common shares outstanding	22,976,393	22,860,767	22,802,325
Stock based compensation adjustment	92,661	158,949	134,868
Average common shares outstanding - diluted	23,069,054	23,019,716	22,937,193
Income per common share - diluted	$0.77	$0.46	$0.63

Stock awards totaling 94,000, 91,500 and 213,101 shares were not included in the computation of diluted earnings per share in the years ended December 31, 2018, 2017, and 2016, respectively, because they were antidilutive.

(15) Stock-Based Compensation Plan

The MBT Financial Corp. 2008 Stock Incentive Plan was approved by shareholders at the May 1, 2008 Annual meeting of shareholders of MBT Financial Corp. This plan authorized the Board of Directors to grant equity incentive awards to key employees and non-employee directors. Such grants could be made until May 1, 2018 for up to 1,000,000 shares of the Corporation’s common stock. At the May 7, 2015 Annual Meeting of Shareholders, this plan was amended to increase the number of shares available for awards to 1,500,000. At the May 3, 2018 Annual Meeting of Shareholders, The MBT Financial Corp. 2018 Stock Incentive Plan was approved by the shareholders. The 2018 plan replaced the expiring 2008 plan, authorizing the Board of Directors to grant equity incentive awards for up to 1,500,000 shares of the Company’s common stock until May 3, 2028.

The amount that may be awarded to any one individual is limited to 100,000 shares in any one calendar year. As of December 31, 2018, the number of shares available under the plan is 1,481,870.

Grants under the Stock Incentive Plan can be in the form of Stock Options, Stock Only Stock Appreciation Rights (SOSARs), Restricted Stock Awards, or Restricted Stock Unit Awards.

Stock Only Stock Appreciation Rights (SOSARs) – On February 22, 2018, 105,000 Stock Only Stock Appreciation Rights (SOSARs) were awarded to certain officers in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. The SOSARs have a term of 10 years and vest in three equal annual installments beginning on December 31, 2018. SOSARs granted under the plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant, but providing for a cashless exercise. Upon exercise, the officers will generally receive common shares equal in value to the excess of the market value of the shares over the exercise price on the exercise date. The Stock Incentive Plan allows participants to cover their tax obligations by returning shares to the Company at the current fair market value at the time of exercise, which may result in a reduction in equity at the time of issuance.

The fair value of each SOSAR grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2018, 2017, and 2016: expected option lives of seven years for all three; expected volatility of 23.64%, 33.54%, and 41.21%; risk-free interest rates of 2.86%, 2.20%, and 1.47%; and dividend yields of 2.18%, 1.83%, and 1.50%.

A summary of the status of SOSARs under the plan is presented in the table below. SOSARs Exercisable at each year end excludes SOSARs that are vested but not in the money.

	2018		2017		2016
Stock Only Stock Appreciation Rights (SOSARs)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
SOSARs Outstanding, January 1	372,585	$6.82	467,118	$5.37	609,275	$4.02
Granted	105,000	10.45	94,500	10.90	105,500	8.26
Exercised	125,870	4.33	172,260	5.05	238,818	3.18
Forfeited	4,336	10.09	16,773	7.78	8,839	5.68
Expired	-	-	-	-	-	-
SOSARs Outstanding, December 31	347,379	$8.78	372,585	$6.82	467,118	$5.37
SOSARs Exercisable, December 31	153,879	$6.42	250,565	$5.16	358,242	$4.83

Weighted Average Fair Value of SOSARs
Granted During Year		$2.36		$3.37		$3.08

The SOSARs outstanding as of December 31, 2018 are exercisable at prices ranging from $1.85 to $10.90. The market value of the stock at December 31, 2018 was $9.30, and exercisable SOSARs excludes SOSARs that are vested but not in the money. The number of SOSARs and remaining life at each exercise price are as follows:

	Outstanding SOSARs		Exercisable SOSARs
Exercise Price	Shares	Remaining Life (in years)	Shares	Remaining Life (in years)
$1.85	2,000	2.07	2,000	2.07
$2.35	5,000	4.01	5,000	4.01
$4.90	24,002	5.19	24,002	5.19
$4.94	21,337	6.07	21,337	6.07
$5.79	36,034	6.41	36,034	6.41
$8.26	65,506	7.15	65,506	7.15
$10.45	105,000	9.15	-	9.15
$10.90	88,500	8.15	-	8.15
	347,379	7.66	153,879	6.39

A summary of the status of the Corporation’s non-vested SOSARs as of December 31, 2018 and changes during the year ended December 31, 2018 is as follows:

Nonvested SOSAR Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	91,536	$3.28
Granted	105,000	2.36
Vested	(93,989)	2.90
Forfeited	(3,337)	3.25
Nonvested at December 31, 2018	99,210	$2.66

As of December 31, 2018, there was $264,000 of total unrecognized compensation cost related to nonvested SOSARs granted under the Plan. The cost is expected to be recognized over a weighted average period of 1.63 years.

Restricted Stock Awards – On February 22, 2018, 7,500 restricted shares were awarded to certain non-employee directors in accordance with the MBT Financial Corp. 2008 Stock Incentive Plan. The restricted shares vested on December 31, 2018. The expense for the restricted stock was based on the grant date value of $10.45 and was recognized over the vesting period.

A summary of the status of the Corporation’s non-vested restricted stock awards as of December 31, 2018, 2017, and 2016, and changes during the years then ended is as follows:

Restricted Stock Awards	2018	2017	2016
Nonvested at January 1	-	1,250	2,500
Granted	7,500	6,000	6,000
Vested	7,500	7,250	6,250
Forfeited	-	-	1,000
Nonvested at December 31	-	-	1,250

The total expense recorded for the restricted stock awards was $78,000 in 2018, $69,000 in 2017, and $50,000 in 2016. The amount of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan was $0 as of December 31, 2018, $0 as of December 31, 2017, and $4,000 as of December 31, 2016.

Restricted Stock Unit Awards – Restricted stock units granted under the plan result in an award of common shares to key employees based on selected performance metrics during the performance period.

Key executives were granted 21,500 Restricted Stock Units (RSUs) on February 22, 2018. The RSUs will vest on December 15, 2020 according to the following schedule based on the Bank’s cumulative earnings per share in the two year performance period ending December 31, 2019:

Two Year Cumulative Basic EPS for the Two Year Performance Period Ending December 31, 2019	Percent of Target Achieved	Percent RSUs Vested
$1.6534	100%	100%
$1.5707	95%	83%
$1.4881	90%	67%
$1.4054	85%	50%
less than $1.4054		0%

Restricted stock units are valued based on the share price at the date of grant multiplied by the number of units granted. The performance objective is expected to be met and 21,500 shares are expected to be awarded upon completion of the vesting period. The grant date value of the stock was $10.45 per share and the total value of the restricted stock units granted in 2018 was $225,000.

Key executives were granted 24,000 Restricted Stock Units (RSUs) on February 23, 2017. The RSUs will vest on December 15, 2019 based on the Bank achieving the performance target of $1.23 cumulative earnings per share in the two year performance period ending December 31, 2018. Restricted stock units are valued based on the share price at the date of the grant multiplied by the number of units granted. The performance objective was achieved, and as a result, 24,000 RSUs were earned and will be awarded upon completion of the vesting period. The grant date value of the stock was $10.90 per share and the total value of the restricted stock units granted in 2017 was $262,000.

Accordingly, the Company recorded expenses of $355,000 in 2018 and $237,000 in 2017 for the RSUs granted. The RSU expense is accrued ratably over the performance and vesting period. The total unrecognized compensation costs associated with non-vested restricted stock units was $237,000 as of December 31, 2018. The Stock Incentive Plan allows participants to cover their tax obligations by returning shares to the Company at the current fair market value at the time of exercise, which may result in a reduction in equity at the time of issuance.

The RSU agreements grant the Compensation Committee of the Board of Directors the right to adjust the reported earnings per share (eps) for extraordinary transactions which may affect eps in order to ensure the pay for performance relationship. The enactment of the Tax Cuts and Jobs Act on December 22, 2017 affected the eps, and on February 22, 2018, the Compensation Committee approved adjusting the reported eps performance by subtracting $0.08 from the eps reported for 2018 in determining the amount of RSUs to be vested under the RSUs awarded in 2017.

The following table presents the recorded expense for all Stock Based Compensation awards for the years ended December 31, and the unrecognized compensation expense for all Stock Based Compensation Plans as of December 31 for each year (000s):

	2018	2017	2016
Recorded expense for all Stock Based Compensation awards	$683	$614	$548
Unrecognized compensation expense for all Stock Based Compensation awards	$501	$557	$524

(16) Parent Company

Condensed parent company financial statements, which include transactions with the subsidiary, are as follows (000s omitted):

Balance Sheets

	December 31,
	2018	2017
Assets
Cash and due from banks	$804	$1,596
Interest Bearing Time Deposits in Other Banks	250	250
Equity Securities	1,225	-
Investment in subsidiary bank	125,770	131,113
Other assets	129	68
Total assets	$128,178	$133,027

Liabilities
Accounts payable and accrued expenses	$511	$369
Total liabilities	511	369

Stockholders' Equity
Total stockholders' equity	127,667	132,658
Total liabilities and stockholders' equity	$128,178	$133,027

Statements of Income

	Years Ended December 31,
	2018	2017	2016
Income
Dividends from subsidiary bank	$22,100	$20,600	$15,650
Interest Income	3	2	-
Total income	22,103	20,602	15,650

Expense
Other expense	1,178	454	332
Total expense	1,178	454	332

Income before tax and equity in undistributed net income of subsidiary bank	20,925	20,148	15,318
Income tax expense (benefit)	(114)	(158)	(113)
Income (Loss) before equity in undistributed net income of subsidiary bank	21,039	20,306	15,431
Equity in undistributed net income of subsidiary bank	(3,340)	(9,697)	(930)
Net Income	$17,699	$10,609	$14,501

Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
Cash Flows Provided By Operating Activities:
Net income	$17,699	$10,609	$14,501
Equity in undistributed net income of subsidiary bank	3,340	9,697	930
Net (decrease) increase in other liabilities	142	(505)	387
Net decrease in other assets	228	731	376
Net cash provided by operating activities	$21,409	$20,532	$16,194

Cash Flows Used For Investing Activities:
Purchase of investment securities	$(1,225)	$-	$-
Purchase of time deposits in other banks	-	(250)
Investment in subsidiary	-	-	-
Net cash used for investing activities	$(1,225)	$(250)	$-

Cash Flows Provided By Financing Activities:
Issuance of common stock	$375	$354	$221
Repurchase of common stock	-	-	(1,414)
Dividends paid	(21,351)	(21,015)	(14,636)
Net cash used for financing activities	$(20,976)	$(20,661)	$(15,829)

Net Increase (Decrease) In Cash And Cash Equivalents	$(792)	$(379)	$365

Cash and Cash Equivalents At Beginning Of Year	1,596	1,975	1,610
Cash And Cash Equivalents At End Of Year	$804	$1,596	$1,975

Under current regulations, the Bank is limited in the amount it may loan to the Corporation. Loans to the Corporation may not exceed ten percent of the Bank’s capital stock, surplus, and undivided profits plus the allowance for loan losses. Loans from the Bank to the Corporation are required to be collateralized. Accordingly, at December 31, 2018, Bank funds available for loans to the Corporation amounted to $14,325,000. The Bank has not made any loans to the Corporation.

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk at December 31 were as follows (000s omitted):

	Contractual Amount
	2018	2017
Commitments to extend credit:
Unused portion of commercial lines of credit	$116,119	$103,080
Unused portion of credit card lines of credit	6,680	5,934
Unused portion of home equity lines of credit	34,621	30,368
Standby letters of credit and financial guarantees written	1,763	1,364

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

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and other business transactions. All of the $1,763,000 of the standby letters of credit expire in 2019. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Various legal claims also arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

(18) Quarterly Financial Information (Unaudited) (000s omitted):

2018	First	Second	Third	Fourth
Total Interest Income	$10,956	$11,324	$11,892	$12,122
Total Interest Expense	420	491	675	669
Net Interest Income	10,536	10,833	11,217	11,453
Recovery of Loan Losses	(100)	-	-	-
Other Income	3,784	4,403	4,040	3,313
Other Expenses	9,792	9,186	9,156	9,901
Income Before Provision For Income Taxes	4,628	6,050	6,101	4,865
Provision For Income Taxes	726	1,105	1,127	987
Net Income	$3,902	$4,945	$4,974	$3,878

Basic Earnings Per Common Share	$0.17	$0.22	$0.21	$0.17
Diluted Earnings Per Common Share	$0.17	$0.21	$0.21	$0.17

Dividends Declared Per Share	$0.66	$0.07	$0.10	$0.10

2017	First	Second	Third	Fourth
Total Interest Income	$10,051	$10,301	$10,658	$10,790
Total Interest Expense	456	437	427	417
Net Interest Income	9,595	9,864	10,231	10,373
Recovery of Loan Losses	(200)	-	-	(500)
Other Income	3,820	4,370	4,035	3,657
Other Expenses	9,062	9,008	8,950	9,115
Income Before Provision For Income Taxes	4,553	5,226	5,316	5,415
Provision For Income Taxes	1,373	1,586	1,383	5,559
Net Income	$3,180	$3,640	$3,933	$(144)

Basic Earnings Per Common Share	$0.14	$0.16	$0.17	$(0.01)
Diluted Earnings Per Common Share	$0.14	$0.16	$0.17	$(0.01)

Dividends Declared Per Share	$0.75	$0.05	$0.06	$0.06

(19) Fair Value Disclosures

The following tables present information about the Corporation’s assets measured at fair value on a recurring basis at December 31, 2018 and 2017, and the valuation techniques used by the Corporation to determine those fair values.

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

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset. The Corporation did not utilize Level 3 inputs to measure the fair values of any assets on a recurring basis at December 31, 2018 and 2017.

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

Investment Securities Available for Sale at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$-	$128,235	$-
MBS issued by U.S. Government Agencies		190,554
Obligations of States and Political Subdivisions	-	69,109	-
Corporate Debt Securities	-	13,715	-
Total Securities Available for Sale	$-	$401,613	$-

Investment Securities Available for Sale at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Obligations of U.S. Government Agencies	$-	$135,880	$-
MBS issued by U.S. Government Agencies		244,777
Obligations of States and Political Subdivisions	-	36,983	-
Corporate Debt Securities	-	23,083	-
Other Securities	2,093	-	-
Total Securities Available for Sale	$2,093	$440,723	$-

The Company did not purchase any Level 3 available for sale securities during 2018 or 2017.

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

Assets measured at fair value on a nonrecurring basis are as follows (000’s omitted):

	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$9,760	$-	$-	$9,231
Other Real Estate Owned	$692	$-	$-	$692

	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$12,344	$-	$-	$11,234
Other Real Estate Owned	$1,412	$-	$-	$1,412

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

(20) Subsequent Events

The Company announced on October 10, 2018 that it entered into an agreement to merge with First Merchants Corporation of Muncie, Indiana. The merger agreement received the required approval of two-thirds of the Company’s shareholders on February 14, 2019 and is expected to close in the first half of 2019. Following the shareholder approval of the merger, the Bank liquidated most of its investment portfolio in the first quarter of 2019. The carrying value of investments sold was $389.0 million, and the Bank realized losses totaling $11.6 million on the sales. As of December 31, 2018, the Bank’s unrealized losses on these securities was $11.9 million. A portion of the securities sold was pledged to collateralize the overdraft line of credit and an advance at the Federal Home Loan Bank of Indianapolis. The Bank terminated the overdraft line of credit and established a $10 million time deposit account at the Federal Home Loan Bank to secure the advance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

MBT Financial Corp. carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2018, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2018, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be in the Corporation’s periodic SEC filings.

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

MBT Financial Corp.’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that assessment, management determined that, as of December 31, 2018, the Corporation’s internal control over financial reporting is effective, based on those criteria. The registered public accounting firm that audited the financial statements included in this annual report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting which can be found under Item 8 of this form 10-K.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2018, that materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

Securities authorized for issuance under equity compensation plans as of December 31, 2018 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column ( a ))
	( a )	( b )	( c )
Equity Compensation plans approved by security holders	347,379	$8.78	1,481,870
Equity Compensation plans not approved by security holders	0	0	0
Total	347,379	$8.78	1,481,870

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

Exhibits

The following exhibits are filed as a part of this report:

3.1	Articles of Incorporation of MBT Financial Corp. Previously filed as Exhibit 3.1 to MBT Financial Corp.’s Form 10-Q for its quarter ended June 30, 2011.
3.2	Amended and Restated Bylaws of MBT Financial Corp. Previously filed as Exhibit 3.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended March 31, 2008.
10.1	MBT Financial Corp. 2008 Stock Incentive Compensation Plan, as Amended. Previously filed as Exhibit 10 on Form 8-K filed by MBT Financial Corp. on June 1, 2015.
10.2	MBT Financial Corp. Amended and Restated Change in Control Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.1 to MBT Financial Corp.’s Form 8-K filed on August 8, 2018.
10.3	Monroe Bank & Trust Group Director Death Benefit Only Plan. Previously filed as Exhibit 10.4 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2006.
10.4	Monroe Bank & Trust Group Executive Death Benefit Only Plan. Previously filed as Exhibit 10.5 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2006.
10.5

Monroe Bank & Trust Amended and Restated Supplemental Executive Retirement Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.3 on Form 8-K filed by MBT Financial Corp. on August 8, 2018.

10.6

MBT Financial Corp. Severance Agreements with Scott E. McKelvey, Audrey Mistor, Thomas G. Myers, and John L. Skibski. Previously filed as Exhibit 10.2 on Form 8-K filed by MBT Financial Corp. on August 8, 2018.

10.7	MBT Financial Corp. Long-Term Incentive Compensation Plan previously filed as Exhibit 10.1 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
10.8	MBT Financial Corp. Executive Officer Annual Incentive Pay Plan previously filed as Exhibit 10.9 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2016.
10.9	MBT Financial Corp. Director Deferred Compensation Plan. Previously filed as Exhibit 10.10 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2014.
10.10	Monroe Bank and Trust Split Dollar Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended September 30, 2003.
21	Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
23	Consent of Independent Auditors.
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.
31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definitions Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2019		MBT FINANCIAL CORP.

	By:	/s/ John L. Skibski
John L. Skibski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 18, 2019

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