Form 10-K/A
period 2018-12-31
MBT FINANCIAL CORP
filed 2019-04-30
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 29, 2019, there were 23,036,758 shares of the registrant’s common stock, no par value, outstanding.

Explanatory Note

MBT Financial Corp. (the “Company”), is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”) filed with the Securities Exchange Commission (the “SEC”) on March 18, 2019. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13, and 14) of the Form 10-K, which information was previously omitted from Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, the Company herby amends and replaces in its entirety Part III of the Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certification of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.1 and 31.2 hereto. Because no financial statements have been included with this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certification have been omitted. The Company is not including the certification under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and the Company does not have updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K, and with the Company’s filings with the SEC subsequent to the Form 10-K.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Name, Age, Principal Occupation for the Past Five Years, and Qualifications as a Director	Positions and Offices Held with the Corporation	Director Since

Kristine L. Barann, 53, has been Director of Business and Finance at Crestwood School District since 2018. Previously she was President of Baker College of Allen Park since 2014 and prior to that she was employed by the college as its Vice President of Finance. She has been involved with the Allen Park campus of Baker College since it opened in 2003, also serving as an Adjunct Professor of Accounting and member of the Board of Regents.

Ms. Barann has more than 25 years of financial, consulting, and managerial experience across multiple industries in the private and public sectors. She received a Bachelor of Arts degree in Accounting from Michigan State University and became a Certified Public Accountant in 1990. In 2014, Governor Snyder appointed Ms. Barann to serve on the Allen Park Receivership Transition Advisory Board.

	Director	2017

Peter H. Carlton, 70, retired as a Member of Cooley, Hehl, Wohlgamuth and Carlton, PLLC, a Certified Public Accounting firm on April 30, 2015. Mr. Carlton has been a certified public accountant since 1974, and as a partner of a CPA firm for more than 30 years, he has significant financial knowledge. Due to his experience in preparing financial statements and conducting audits he serves as the Chairman of our Audit Committee and is the designated “financial expert.” Mr. Carlton is maintaining his CPA credentials in retirement.	Director	2004

H. Douglas Chaffin, 63, is the President and Chief Executive Officer of MBT Financial Corp. and Monroe Bank & Trust. Mr. Chaffin has a long history of leadership roles in the banking industry, having served in an executive capacity with First Michigan Bank Corp. and Huntington National Bank. He also has served as the Chairman of the Michigan Bankers’ Association and on the Government Relations Council of the American Bankers Association. In 2011 Mr. Chaffin was named “Banker of the Year” by the Michigan Bankers’ Association.	President, Chief Executive Officer and a Director	2004

Joseph S. Daly, 59, is the President and General Counsel of Daly Merritt Properties, Inc. and is retired from the University of Detroit Mercy School of Law, where he served as Assistant Dean since 1984. He also holds officer/director positions with Daly Real Estate Services, Inc., Fort Eureka, LLC, Daly Merritt Properties, Inc., Oak Wyandotte, LLC, Parke Lane Landing, LLC, Daly Merritt Select, Inc., and Roebuck Residential, LLC.

Mr. Daly has a background of experience in insurance, law, real estate, and banking obtained throughout his career, which has included service as a director of Charter National Bank and Community Director of Charter One Bank.

	Director	2003

Name, Age, Principal Occupation for the Past Five Years, and Qualifications as a Director	Positions and Offices Held with the Corporation	Director Since

James F. Deutsch, 63, is a Partner in Patriot Financial Partners L.P., a private equity company that invests in community banks nationwide. Prior to Patriot, he was Founder, President and CEO of Team Capital Bank. He has over 35 years of banking experience. He currently serves on the boards of Enterprise Financial Services Corp., and Pacific Mercantile Bancorp, in addition to multiple private banking institutions and not-for-profit boards. He previously served on the boards of Trinity Capital Corp., Avenue Financial Holdings, Inc., Sterling Bancorp, and Cape Bancorp, Inc. Mr. Deutsch received his BS and MBA degrees from Lehigh University.

	Director	2015
Michael J. Miller, 70, is the Chief Executive Officer of Floral City Beverage Inc., a wholesale beer distributor. Mr. Miller has a broad based knowledge of business, having been the CEO of his company since 1982. In addition to his 18 years of service on our Board, he was a Director of Security Bank of Monroe and has served in leadership roles on numerous non-profit and trade related boards and committees.	Chairman of the Board of Directors	2000

Tony Scavuzzo, CFA, 37, is a Principal at Castle Creek Capital and joined the firm in 2009. Mr. Scavuzzo is responsible for the identification and evaluation of investment opportunities, transaction execution, and portfolio company monitoring. He has led or supported investments in numerous recapitalization, distressed, and growth situations and works with executive management teams on strategic planning, operational improvements, acquisitions, and capital financings. He is currently a director with Enterprise Financial Services Corp., Guaranty Federal Bancshares, Inc., and multiple private banking institutions and serves on various board committees regarding governance, compensation and risk. He previously served on the board of Trinity Capital Corp.

Prior to joining the firm, Mr. Scavuzzo worked in an operating role for the Chief Executive Officer at MB Financial Bank (NASDAQ: MBFI) in Chicago where he was responsible for evaluation of merger and acquisition opportunities and capital investment strategy. He also held positions in various departments including corporate treasury, asset/liability management, wealth management and credit analysis.

Mr. Scavuzzo was formerly Treasurer and member of the Board of Directors for the CFA Society of San Diego and past Chairman of the Finance Committee for the CFA Society of Chicago. Mr. Scavuzzo holds an MBA in Finance, Accounting and Entrepreneurship from the University of Chicago Booth School of Business and a BBA in Finance from the University of Iowa. He is also a CFA Charterholder.

	Director	2015

Debra J. Shah, 72, was the President of Sensational Beginnings, a catalog and internet retailer of children’s products, until she sold the business in 2013. Mrs. Shah is an entrepreneur with over 25 years of experience as the President and owner of her company, a local business with national and international catalog and internet sales. She has experience in management, finance, catalog and internet marketing, product selection, copy writing, and budgeting. She has also served as a board member of Mercy Memorial Hospital and currently serves as a board member of CASA for Monroe County and Meadow Montessori School, where she also serves on the finance committee.

	Director	2006

Name, Age, Principal Occupation for the Past Five Years, and Qualifications as a Director	Positions and Offices Held with the Corporation	Director Since

John L. Skibski, 54, is the Executive Vice President and Chief Financial Officer of MBT Financial Corp. and Monroe Bank & Trust. He is also a Director of the Federal Home Loan Bank of Indianapolis.

Mr. Skibski has an MBA degree in Finance and has the Certified Management Accountant and Certified in Financial Management designations from the Institute of Management Accountants. He has obtained extensive knowledge of bank financial management and risk management during his 29-year career with Security Bank of Monroe, First of America Bank, and Monroe Bank & Trust. He is the Chairman of the Bank’s Asset/Liability Management Committee (ALCO), a non-board committee. He has also gained knowledge through his service as Chairman of the Risk Oversight Committee and as a member of the Audit, Budget/IT, and Executive/Governance Committees of the Federal Home Loan Bank of Indianapolis.

	Executive Vice President, Chief Financial Officer and a Director	2008

Joseph S. Vig, LEED AP, 49, is the Principal and Chief Executive Officer of J.S. Vig Construction Co., a commercial construction company based in Taylor, Michigan.

Mr. Vig has a Bachelor’s degree in Finance/Real Estate from the University of Michigan, and as Principal of his company, he is responsible for managing the daily activities of the company, including all construction operations and financial planning. Mr. Vig has used his extensive real estate and field experience to grow his company into a full-service, award winning general contractor and construction management organization. Mr. Vig currently serves and has served previously as a board member of various not for profit organizations.

	Director	2017

Executive Officers

NAME	AGE	POSITION
H. Douglas Chaffin	63	President & Chief Executive Officer
Scott E. McKelvey	59	Executive Vice President, Wayne County President & Strategic Support Director, Monroe Bank & Trust Secretary, MBT Financial Corp.
Audrey Mistor	61	Executive Vice President, Wealth Management Group & MBTeam Mentorship Director, Monroe Bank and Trust
Thomas G. Myers	62	Executive Vice President, Chief Lending Manager & MBTeam/CARE Sales Director, Monroe Bank & Trust
John L. Skibski	54	Executive Vice President - Chief Financial Officer & Risk Management Director, Monroe Bank & Trust; Treasurer, MBT Financial Corp.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires the Corporation’s executive officers, directors and more than 10% shareholders (“Insiders”) to file with the Securities and Exchange Commission and MBT Financial Corp. reports of their ownership of the Corporation’s securities. Based upon written representations and copies of reports furnished to the Corporation by Insiders, all Section 16 reporting requirements applicable to Insiders during 2018 were satisfied on a timely basis with the exception of one late filing for Mr. Vig, related to a single transaction.

Code of Ethics

In accordance with applicable NASDAQ rules and the rules and regulations of the SEC, the Board of Directors of the Corporation has adopted a Code of Conduct and Ethics applicable to all Directors, officers and employees of the Corporation and its subsidiaries, including the Corporation’s principal executive officer and principal financial officer. A copy of the Code of Conduct and Ethics is posted on the “About” page of the Corporation’s website at: www.monroe.bank.

Risk Oversight

The Board of Directors maintains responsibility for oversight in certain key areas of risk.   A clear understanding and working knowledge of the material risks inherent to the Company’s activities is an absolute necessity. Material risks routinely monitored by the Board, or a specific committee of the Board, as the case may be, include:  market risk; credit risk; and compliance risk. A brief description of the Board’s function in monitoring these risks follows below.

Market Risk:  Market risk is the exposure to loss resulting from changes in interest rates and asset values.  The primary market risk to which we are subject is interest rate risk. The majority of our interest rate risk arises from the instruments, positions and transactions entered into for purposes other than trading such as loans, available for sale securities, interest bearing deposits, short term borrowings and long term borrowings. Interest rate risk occurs when interest bearing assets and liabilities reprice at different times as market interest rates change.

The Board has constituted an Asset/Liability Committee (the “ALCO Committee”) comprised of senior executive officers and a non-executive director, which has been charged with the quarterly monitoring of interest rate risk, including monitoring the effectiveness of the processes and control procedures used by the Bank to monitor the relative mix of assets and liabilities. The principal components of asset/liability management include, but are not limited to liquidity planning, capital planning, gap management and spread management. The ALCO Committee submits a report of its quarterly findings to the full Board of Directors.

Credit Risk:  The risk of nonpayment of loans, or credit risk, is inherent in commercial banking. The Board has appointed a Loan Review Committee responsible for overseeing all lending activities of the Bank, which includes approving all loan relationships in excess of the dollar amount set from time to time by the Board in the Loan Policy, reviewing all classified loans, monitoring the concentration of the Bank’s loans within specific industries and monitoring the Bank’s loan application and approval procedures.

Regardless of whether a new loan request, a formal loan proposal, or an annual loan relationship review, each proposed loan, existing loan, or loan relationship has an assigned Loan Risk Rating, which grades credit risk based on credit factors, collateral adequacy, and financial strength of the loan relationship. Decisions on loan approvals are made based on the most complete up-to-date information available. The defined Loan Risk Ratings are designed to cover a broad range of customers, so dominant risk characteristics determine the rating assigned. In some instances, additional pricing, collateral, covenants, or risk mitigants may be necessary to reduce risk or credit exposure, or to improve relationship profitability.

Compliance Risk:  The banking industry is heavily regulated, and the activities and operations of the Bank are subject to a number of detailed, complex and sometimes overlapping laws and regulations. The Board, through its Audit Committee, is also responsible for overseeing the Bank’s compliance with these various laws and regulations, which include without limitation, state usury and consumer credit laws, the Federal Truth-in-Lending Act (Regulation Z), the Federal Equal Credit Opportunity Act (Regulation B), the Fair Credit Reporting Act (Regulation V), the Truth in Savings Act (Regulation DD), the Community Reinvestment Act (Regulation BB), the Bank Secrecy Act, anti-redlining legislation and antitrust laws. As part of this process, the Audit Committee also monitors the effectiveness of the internal controls implemented to safeguard against operational risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters.

Board Chair

The Board of Directors has adopted a Corporate Governance Guidelines and Director Policy that requires that the position of Board Chair be separated from that of the CEO. The Board of Directors believes this separation supports good corporate governance.

Board Meetings

During 2018, the Board of Directors held a total of 21 meetings. Each director attended at least 75% of the total number of meetings of the Board and of all committees on which he or she served. The Corporation’s Corporate Governance Guidelines and Directors’ Policy requires that the Board conduct at least one executive session per calendar quarter at which only non-employee directors are present. Neither the Board nor the Governance Committee has implemented a formal policy regarding director attendance at the Annual Meeting. Typically, the Board holds its annual organizational meeting directly following the Annual Meeting, which results in most directors being able to attend the Annual Meeting. In 2018, each of the directors attended the Annual Meeting.

Board Committees

The Board of Directors currently has, and appoints members to, three standing committees: the Audit Committee, the Compensation Committee and Governance Committee. The Audit Committee is established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Each member of these committees is independent as defined by applicable Nasdaq and SEC rules. Each of the committees has a written charter approved by the Board, all of which may be found on the Corporation’s website at www.monroe.bank. The current members of the committees are identified in the following table:

Director		Audit		Compensation	Governance
Kristine L. Barann	✔		✔
Peter H. Carlton	✔	(Chair)	✔		✔
Joseph S. Daly			✔	(Chair)	✔
James F. Deutsch	✔
Michael J. Miller			✔		✔	(Chair)
Tony Scavuzzo					✔
Debra J. Shah	✔		✔		✔
Joseph S. Vig			✔

Audit Committee

The Audit Committee consists of the following independent directors: Peter H. Carlton (Chairman), Kristine L. Barann, James F. Deutsch, and Debra J. Shah. The Audit Committee met five times during 2018. The Audit Committee serves in a multiple capacity as the Audit Committee of the Corporation and its subsidiaries. The functions of the Audit Committee include the engagement of independent auditors, reviewing with those independent auditors the plans and results of the audit engagement of the Corporation, approving the annual audit plan and reviewing the results of the procedures for internal auditing, reviewing the independence of the independent auditors, reviewing the Corporation’s financial results and SEC filings, reviewing the effectiveness of the Corporation’s internal controls and similar functions and approving all auditing and non-auditing services performed by its independent auditors. The Board of Directors has adopted a written charter for the Audit Committee, which may be found on the Corporation’s website at www.monroe.bank. All members of the Audit Committee are outside directors as determined under the MBT Corporate Governance Guidelines & Directors’ Policy. In addition the Board has determined that all members meet the independence standards of the Nasdaq listing standards. The Board has determined that Peter H. Carlton is an audit committee financial expert and is independent as described in the preceding sentence.

Governance Committee

The Governance Committee consists of the following independent directors: Michael J. Miller (Chair), Peter H. Carlton, Joseph S. Daly, and Debra J. Shah. The Governance Committee met once in 2018. The Governance Committee of MBT serves as the nominating committee of the Board of Directors. The Board has determined that each member of the Governance Committee meets the independence standards of Nasdaq. The Governance Committee provides reports and makes recommendations to the Board on matters such as nominees for director, the duties of directors, director qualifications, Board structure, Board functions, Board committee structure and responsibilities and general policies.

Compensation Committee

The Compensation Committee consists of the following independent directors: Joseph S. Daly (Chairman), Kristine L. Barann, Peter H. Carlton, Michael J. Miller, Debra J. Shah, and Joseph S. Vig. The Compensation Committee met three times during 2018. The Compensation Committee is responsible for the oversight and administration of the compensation and benefit plans of the Corporation and determines compensation for directors, executive officers and senior management. All members of the Compensation Committee are outside directors as required by and determined under the MBT Corporate Governance Guidelines & Directors’ Policy. The Board has determined that each member meets the independence standards of Nasdaq.

The firm of Findley, Inc. is engaged directly by the Compensation Committee to provide consulting services to this Committee on matters relating to the compensation of named executive officers and directors. The consultant is engaged by the Compensation Committee to provide:

●	market pay data and related analysis;

●	timely and relevant information on industry and peer group pay practices;

●	guidance on alternative approaches to delivering compensation to executive officers and directors consistent with the Board’s compensation philosophies and objectives;

●	modeling of financial and compensation impact of pay plan alternatives;

●	current and projected values for each element of compensation delivered to executive officers;

●	technical briefings on statutes and regulations impacting executive compensation and related compliance;

●	support as required in preparing plan documents, agreements and disclosures; and

●	administrative support relating to maintaining reports, documents, and analysis.

The consultant provides services and performs work under the direction of the Compensation Committee Chairperson. The Compensation Committee Chairperson provides instruction to the consultant on the nature and scope of work to be performed, and authorizes or is made aware of any work performed or communications with management or the staff of the Corporation.

In addition, H. Douglas Chaffin, our President and Chief Executive Officer, recommends to the Compensation Committee base salary, target bonus levels, and long-term incentive grants for our executive officer group (other than himself). Mr. Chaffin makes these recommendations to the Compensation Committee based on guidelines provided by this Committee, and judgments regarding individual performance. Mr. Chaffin is not involved with any aspect of determining his own pay.

Review, Approval or Ratification of Transactions with Related Persons

The Corporation’s Governance Committee Charter requires that all related party transactions be pre-approved by the Corporation’s Governance Committee. Excepted from that pre-approval requirement are routine banking transactions, including deposit and loan transactions, between our subsidiaries and any related party that are made in compliance with, and subject to the approvals required by, all federal and state banking regulations. In making a determination to approve a related party transaction, the Governance Committee will take into account, among other factors it deems appropriate, whether the proposed transaction is on terms no less favorable than those generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the proposed transaction.

Item 11. Executive Compensation

Elements of Executive Compensation

The elements of total compensation delivered to all or certain named executive officers, including potential payments or benefits include:

●	Base salary (refer to column (c) of Summary Compensation Table)

●	Annual incentive awards (refer to columns (d) and (g) of Summary Compensation Table)

●	Long-term incentive compensation in the form of equity grants or awards (refer to columns (e) and (f) of Summary Compensation Table)

●	Perquisites and personal benefits (refer to Column (i) of Summary Compensation Table, and Payments or Benefits in Connection with Termination of Employment or Change-in-Control)

●	Supplemental retirement benefits (refer to Column (h) of Summary Compensation Table and Pension table)

●	Severance and/or change-in-control agreements (refer to Payments or Benefits in Connection with Termination of Employment or Change-in-Control)

Base Salary

Base salary is targeted at the median market base salary for each executive officer position. Market base salary is the primary determinant of target base pay levels, with internal equity or pay relationships among officer positions a secondary consideration. Base salary for each executive officer is reviewed annually and is subject to adjustment consistent with individual performance. Other factors that influence the amount of adjustment to base salaries are the budget made available bank-wide for base pay increases, and the need for market equity adjustments.

Annual Incentive Award

All named executive officers participate in an annual incentive pay plan that provides a cash award opportunity tied to the level of the Corporation’s Net Operating Income (NOI) for the fiscal year. NOI is net operating income before bonus accrual and taxes. The amount of the cash award payable under the plan is dependent on the level of NOI achieved compared to the Corporation’s financial plan for the year. The objective of the plan is to place a meaningful portion of targeted cash compensation at risk, and to deliver reasonable and competitive awards to executive officers for achieving the income objectives set for the year. Annual incentive bonus targets, expressed as a percentage of base salary, are established at the beginning of the fiscal year period for each executive officer. The Committee establishes threshold and target levels of performance and caps the maximum awards. No matter how extraordinary the performance, the award is capped at 150% of the target.

Long Term Incentive Compensation

The MBT Financial Corp. 2018 Stock Incentive Plan (the Plan) was approved by shareholders in 2018 to replace the expiring 2008 Stock Incentive Plan. The Plan enables the Corporation to attract and retain future leadership talent and reward executives and other selected officers for growing the value of the Corporation. Equity grants during the 2018, 2017, and 2016 fiscal year periods were made in the form of performance-based Restricted Share Units (RSUs) and SOSARs. Each of these grants is more fully described below.

Stock Only Stock Appreciation Rights (SOSARs)

SOSARs provide the grantee the right to receive shares of MBT Financial Corp. stock upon exercise of the SOSAR, subject to terms and conditions set by the Committee. Upon exercise of the SOSAR, any increase in stock value, as measured by the difference between the fair market value of the Corporation’s common stock at exercise date and the grant date value of such shares, is converted to common shares based upon the fair market value of such stock on the exercise date. The resulting shares are delivered to the grantee, with any tax obligations met by the Grantee upon exercise. This form of equity grant was selected by the Committee over stock options because, for a given amount of expense or compensation value, SOSARs utilize fewer shares than options from the authorized pool under the Plan. Shares awarded upon exercise of the SOSAR are subject to the Stock Ownership and Retention policy applied to all executive officers.

The authorized terms and conditions of the SOSAR grant are covered under a written grant agreement. All SOSARs were granted with an exercise price equal to the fair market value of the Corporation’s shares on the grant date. Other material terms and conditions of the grant are:

-	The right to exercise the SOSAR vests on a scaled basis over three years, with a third of the SOSAR shares incrementally vesting each year.

-

All SOSARs become immediately vested and subject to exercise upon the death, disability, involuntary termination of employment without cause following a change-in-control, or retirement (age 62) of the executive.

-

The right to exercise a vested SOSAR by a senior executive officer expires on the earlier of 10 years from the date of grant; ninety days from date of grantee’s termination of employment for reasons other than death, disability, retirement, or for cause; termination for cause; or upon violation of non-compete, non-solicitation, or confidentiality covenants

Performance-based Restricted Share Units (RSUs)

RSU grants provide the recipient the right to receive a full-value share of MBT Financial Corp. stock for each unit granted, upon satisfaction of the performance conditions set forth under the grant agreement. This form of equity award was chosen by the Board for several reasons, including favorable accounting treatment under ASC 718, direct linkage of pay to long term financial performance, use of fewer shares relative to comparable value of stock options, and retention of awarded shares by the executive when coupled with the share ownership and retention policy. Under the terms of the award agreements the RSUs are subject to a three year service vesting requirement that lapses upon the earlier of the recipient’s death or disability, or a change in control of the Corporation. The RSUs are also subject to performance requirements established by the Compensation Committee at the time of the award.

Stock Ownership and Retention Policy

Consistent with the stated philosophy of aligning the interests of executives with those of shareholders, the Board believes that all executive officers should maintain a meaningful level of ownership in the Corporation’s stock over their period of service. Under the current policy, a targeted share ownership level (number of shares) is established for each named executive officer. The targeted number of shares is subject to annual review and may be increased at the discretion of the Board. Named executive officers are expected to attain this ownership level within a minimum of five years from being named an executive officer, and maintain this level during their period of executive officer service. Executive officers are expected to meet the share ownership targets from either equity based awards or purchase of shares on the open market. 100% of all shares awarded under the MBT Financial Corp. Long Term Incentive Compensation Plan, the 2008 Stock Incentive Plan, or the 2018 Stock Incentive Plan, net of taxes due, are to be retained by the executive until the share ownership target is attained. Upon attainment of the share ownership target, all future shares awarded under any equity grant are to be retained for a minimum of one year. The current requirement is the CEO is to own stock valued at two times his annual base salary and the other executive officers are to own stock valued at their annual base salary.

Clawback Policy

The Board of Directors has adopted a Clawback Policy. The Clawback Policy requires the repayment or “Clawback” of excess cash or equity based compensation from each “Covered Officer” (any executive officer of the Corporation who is subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934) of the Corporation where the payments were based on the achievement of financial results that were subsequently the subject of financial restatement where either the Covered Officer or persons reporting to the Covered Officer was engaged in the misconduct that gave rise to the need for the restatement.

Personal Benefits, Perquisites, and Supplemental Retirement Benefits

The Board provides a reasonable level of personal benefits, perquisites, and supplemental retirement benefits to the named executive officers to support the business interests of the bank, provide competitive compensation, and to recognize the substantial commitment both professionally and personally expected from executive officers.

An executive benefits allowance is provided to all named executive officers. The aggregate value of the allowance, as defined under SEC rules, provided to each named executive officer is less than the reporting threshold value of $10,000. The named executive officers are also participants in the MBT Executive Officer Death Benefit Only Plan (DBO Plan). The DBO Plan provides a death benefit payable to the beneficiaries of the executive in the event of the executive’s death during employment equal to two times salary. For all participating officers who satisfy minimum age and service requirements, a post retirement death benefit equal to one times salary is provided. While the stated death benefit of two times salary is the same as that provided to all employees of the Bank under its general group term life insurance coverage, the arrangement for executive officers under the DBO Plan, including all of the named executive officers, is structured as a general obligation of the Corporation and is not provided under the group term life insurance policy. Participants in the DBO Plan do not report taxable income associated with their benefit arrangement and the death benefit amount is increased in an amount necessary to pay all income taxes due on the benefit amount when it is paid to the participants’ beneficiaries. The Corporation has purchased life insurance policies on the lives of all participants in the DBO Plan. Proceeds from such policies provide the sums necessary to pay the beneficiaries.

The Board entered into an agreement with Mr. Chaffin, President and CEO, that provides a Supplemental Retirement Benefit. This benefit was provided to Mr. Chaffin as an incentive to accept the position of CEO, and to establish a meaningful incentive for him to remain with the organization, thereby promoting continuity and stability of leadership.

Severance or Change-in-Control Agreements

The Corporation has a change-in-control agreement with Douglas Chaffin (CEO) and severance agreements with each of its Executive Vice Presidents including Tom Myers and John Skibski. These agreements are intended to provide fair treatment of executive officers and a reasonable amount of protection against loss of income and benefits in the event of termination without cause, or termination in connection with a change-in-control. These agreements also serve to promote the objectivity of executives in evaluating a potential change-in-control.

Interrelationship Between Compensation Elements

Other important interrelationships between elements of total compensation are:

●

The annual cash incentive plan and the equity based long term incentive compensation plan reflect a balance of reward for annual profitability, sustained long term financial performance, and growth in share value.

●

The policy of requiring retention of any net shares delivered through the long term incentive compensation plan for at least a one year period strengthens the alignment of executives with shareholders.

●

The value of stock awards and the Supplemental Executive Retirement Plan for the CEO collectively represents wealth accumulation that will be monitored to assure delivery of reasonable, fair, and competitive compensation that is aligned with the stated executive compensation philosophies.

●

Payments or benefits triggered by death, disability, termination without cause, or change-in-control share a common purpose of providing a reasonable and fair level of protection against loss of income or benefits in connection with events over which the executive has no control.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (#1)	Option Awards ($) (#2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (#3)	All Other Compensation ($) (#4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
H. Douglas Chaffin President & Chief Executive Officer (PEO)	2018 2017 2016	396,254 380,962 366,500	- - -	78,375 87,200 82,600	34,220 35,385 46,200	184,734 172,461 226,722	313,128 121,217 133,843	24,203 18,924 24,670	1,030,914 816,149 880,585
John L. Skibski EVP & Chief Financial Officer (PFO)	2018 2017 2016	217,981 210,214 202,409	- - -	36,575 43,600 41,300	14,160 11,795 15,400	79,040 74,016 97,409	- - -	11,484 10,958 9,423	359,240 350,583 365,941
Thomas G. Myers EVP, Chief Lending Manager	2018 2017 2016	212,335 204,764 196,637	- - -	36,575 43,600 41,300	14,160 11,795 15,400	76,993 72,097 94,631	- - -	13,299 12,675 10,961	353,362 344,931 358,929

Summary Compensation Table Footnotes:

(1)

Amounts reflect the aggregate grant date fair value of awards granted during the year valued in accordance with Generally Accepted Accounting Principles. Assumptions used in determining fair value are disclosed in the footnote 1, “Summary of Significant Accounting Policies,” and footnote 15, “Stock-Based Compensation Plan” to the consolidated financial statements of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.  The values reported in this column for 2018 represent the value of restricted share units granted that are subject to performance and vesting requirements. 100% of the performance requirements are expected to be met. The values reported in this column for 2017 represent the value of restricted share units granted that are subject to performance and vesting requirements. 100% of the performance requirements were met. The values reported in this column for 2016 represent the value of restricted share units granted that were subject to performance and vesting requirements. 100% of the performance requirements were met.

(2)

Reflects the aggregate grant date fair value of SOSAR grants made during the year valued in accordance with Generally Accepted Accounting Principles. Assumptions used in determining fair value are disclosed in the footnote 1, “Summary of Significant Accounting Policies,” and footnote 15, “Stock-Based Compensation Plan” to the consolidated financial statements of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

(3)	Reports increase in present value of Supplemental Executive Retirement Benefit accrual for the given year.
(4)

Includes MBT Retirement Plan and Health Savings Account (HSA) contributions, and certain life insurance premiums paid by the Corporation for the benefit of the named executive officer to provide the benefit under the terms of the Death Benefit Only plan for certain executive officers.

Name	HSA and Retirement Contributions ($)	Life Insurance Premiums ($)	Total ($)
H. Douglas Chaffin	12,000	12,203	24,203
John L. Skibski	9,719	1,765	11,484
Thomas G. Myers	9,493	3,806	13,299

Narrative Explanation to the Summary Compensation table

Named Executive Officers participate in an annual incentive bonus plan that provides a cash award tied to Net Operating Income, adjusted for income taxes and bonus amounts (Adjusted NOI). Award amounts are set prior to the beginning of the fiscal year and are paid under the plan if the Corporation earns Adjusted NOI that is at or above a defined threshold level for the year. No awards are payable under the plan if profit falls below the established performance threshold. The value of any awards paid with respect to the fiscal year is disclosed in column (g) of the summary compensation table.

The stock awards reported in column (e) of the Summary Compensation Table represent the grant date value of Restricted Shares and Restricted Share Units granted to Named Executive Officers during the fiscal year.

Mr. Chaffin participates in a supplemental retirement benefit plan. The increase in value for the fiscal year is reported in column (h) of the Summary Compensation Table. The full present value accrued through the end of the fiscal year is reported on the Pension Benefits Table in column (d). The value of Mr. Chaffin’s accrued benefit is fully vested.

The named executive officers are participants in the MBT Retirement Plan. This plan is a qualified profit sharing, 401(k) plan. The employer contribution amounts for the fiscal year period for each named executive officer are included in column (i) and reported under footnote number 4 of the Summary Compensation Table. Employer contributions under the Plan are structured as a percent of base salary up to statutory compensation limits and include Safe Harbor contributions, applied on a non-discriminatory basis for all Plan participants.

Outstanding Equity Awards at Fiscal Year-End

(a)	(b)	( c )	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

H. Douglas Chaffin
(PEO)
	19,000	-	-	5.79	5/28/2025
	15,000 7,000 4,833	- 3,500 9,667	- - -	8.26 10.90 10.45	2/25/2026 2/23/2027 2/22/2028
						9,564	$88,945	8,250	$76,725

John L. Skibski
(PFO)	5,000	-	-	4.90	3/7/2024
	7,300	-	-	5.79	5/28/2025
	5,000 2,332 2,000	- 1,168 4,000	- - -	8.26 10.90 10.45	2/25/2026 2/23/2027 2/22/2028
						4,782	$44,473	3,850	$35,805

Thomas G. Myers
	7,300	-	-	5.79	5/28/2025
	5,000 2,332 2,000	- 1,168 4,000	- - -	8.26 10.90 10.45	2/25/2026 2/23/2027 2/22/2028
						4,782	$44,473	3,850	$35,805

(1)	All reported options expiring on February 23, 2027 become fully vested on December 31, 2019. All reported options expiring on February 22, 2028 become fully vested on December 31, 2020.
(2)

Includes the value of dividends of $0.92 per RSU earned on the RSUs during 2017 and converted to additional RSUs on December 31, 2017 at the $10.60 market price of the underlying stock and the value of dividends of $0.93 per RSU earned on the RSUs during 2018 and converted to additional RSUs on December 31, 2018 at the $9.30 market price of the underlying stock. The performance period ended on December 31, 2018, and the dividends earned during the vesting period will be converted to additional RSUs at the end of the vesting period on December 15, 2019.

(3)

Includes the value of dividends of $0.93 per RSU earned on the RSUs during 2018 and converted to additional RSUs on December 31, 2018 at the $9.30 market price of the underlying stock. The performance period will end on December 31, 2019, and the dividends earned during 2019 will be converted to additional RSUs on December 31, 2019 at the market price of the underlying stock. Dividends earned during the vesting period will be converted to additional RSUs at the end of the vesting period on December 15, 2020.

Director Compensation

General. The Compensation Committee reviews the level of compensation of our non-employee directors on an annual basis. To determine the appropriateness of the current level of compensation for our non-employee directors, the Compensation Committee has historically obtained data from a number of different sources including:

●	publicly available data describing director compensation in peer companies; and
●	survey data collected by our compensation consultant.

Cash compensation is paid to non-employee directors in the form of retainer fees. The standard annual retainer for board service is $35,000, paid in quarterly amounts of $8,750. The non-executive officer Chairperson receives an additional annual retainer of $15,000. The Chairperson of the Audit Committee is paid an additional annual retainer of $7,500. The Chairpersons of the Compensation and Loan Review Committees are each paid an additional annual retainer of $5,000. The Chairperson of the Wealth Management Committee is paid an additional annual retainer of $2,500.

In 2018, the non-employee directors received equity grants made under the 2008 Stock Incentive Plan. The grants were made in the form of Restricted Shares. The Corporation granted 1,250 shares of the Common Stock of the Corporation (the “Restricted Shares”), subject to continued service on the Board through December 31, 2018. Because the compensation payable to Mr. Deutsch and Mr. Scavuzzo is paid to their respective employers as disclosed in the Director Compensation Table footnotes, cash equal to the grant date value of the Restricted Shares was paid on December 31, 2018 in lieu of making Restricted Share awards for their service.

Stock Ownership and Retention Policy

Consistent with the stated philosophy of aligning the interests of directors with those of shareholders, the Board believes that all directors should maintain a meaningful level of ownership in the Corporation’s stock over their period of service. Under the current policy, a targeted share ownership level (number of shares) is established for each director. The targeted number of shares is subject to annual review and may be increased at the discretion of the Board. Directors are expected to attain this ownership level within a minimum of five years from being named a director, and maintain this level during their period of board service. Directors are expected to meet the share ownership targets from either equity based awards or purchase of shares on the open market. 100% of all shares awarded under the MBT Financial Corp. Long Term Incentive Compensation Plan, or the 2008 Stock Incentive Plan, net of taxes due, are to be retained by the director until the share ownership target is attained. Upon attainment of the share ownership target, all future shares awarded under any equity grant are to be retained for a minimum of one year. The current requirement is the directors are to own stock valued at three times his or her annual retainer.

The following table sets forth a summary of the compensation of our directors for service as directors in 2018.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Kristine L. Barann	35,000	11,625	-	-	-	-	46,625
Peter H. Carlton	42,500	11,625	-	-	-	9,916	64,041
H. Douglas Chaffin (2)	-	-	-	-	-	-	-
Joseph S. Daly	40,000	11,625	-	-	-	4,968	56,593
James F. Deutsch (3)	50,563	-	-	-	-	-	50,563
Michael J. Miller	51,250	11,625	-	-	-	4,807	67,682
Tony Scavuzzo (4)	48,063	-	-	-	-	-	48,063
Debra J. Shah	38,750	11,625	-	-	-	-	50,375
John L. Skibski (5)	-	-	-	-	-	-	-
Joseph S. Vig	35,000	11,625	-	-	-	-	46,625

(1)

Represents the annual mortality cost of the life insurance that we purchased necessary to fund the death benefit amount payable to the director’s named beneficiary pursuant to the Director DBO Plan, as described below.

(2)

Other than the participation by Mr. Chaffin in the Director DBO Plan, Mr. Chaffin does not receive any compensation for service on the board in addition to compensation payable for his service as our employee. The life insurance premiums associated with providing the death benefits to Mr. Chaffin under the Director DBO Plan are included in the all other compensation column of the Summary Compensation table.

(3)

The compensation earned by Mr. Deutsch for service on the board was paid to his employer, Patriot Financial Partners. Patriot Financial Partners was also reimbursed for reasonable travel expenses for Mr. Deutsch’s attendance at board meetings.

(4)

The compensation earned by Mr. Scavuzzo for service on the board was paid to his employer, Castle Creek Capital Partners. Castle Creek Capital Partners was also reimbursed for reasonable travel expenses for Mr. Scavuzzo’s attendance at board meetings.

(5)	Mr. Skibski does not receive any compensation for service on the board in addition to compensation payable for his service as our employee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Voting Shares

The following table sets forth the beneficial ownership of the shares of common stock of the Corporation by each of the Corporation’s directors and nominees for election as a director and the Corporation’s named executive officers, and the directors, nominees and executive officers as a group, as of April 26, 2019.

Name of Beneficial Owner	Shares of Common Stock Owned (1)		Percent of Class
Kristine L. Barann	8,542		*
Peter H. Carlton	206,556		*
H. Douglas Chaffin	201,894	(2)	*
Joseph S. Daly	308,629	(3)	1.3%
James F. Deutsch	2,060,302	(4)	8.9%
Scott E. McKelvey	75,149	(5)	*
Audrey Mistor	28,376	(6)	*
Michael J. Miller	227,314	(7)	*
Thomas G. Myers	113,671	(8)	*
Tony Scavuzzo	1,876,423	(9)	8.1%
Debra J. Shah	127,123		*
John L. Skibski	89,710	(10)	*
Joseph S. Vig	18,542		*
			*
All Directors, and Executive Officers as a Group (13 in group)	5,342,231		23.2%

* Ownership is less than 1% of the class.

__________

(1)	Except as otherwise noted, none of the named individuals shares with another person either voting or investment power as to the shares reported.
(2)	Includes 11,929 shares subject to SOSARs which are presently exercisable.
(3)	Includes 100,022 share units issued under the director deferred compensation plan.
(4)

Includes 1,845,027 shares held by Patriot Financial Partners II, L.P. and 215,275 shares held by Patriot Financial Partners Parallel II, L.P. Mr. Deutsch is a member of the investment committees which make investment decisions on behalf of both entities. Mr. Deutsch disclaims beneficial ownership.

(5)	Includes 1,868 shares subject to SOSARs, which are presently exercisable.
(6)	Includes 411 shares subject to SOSARs, which are presently exercisable.
(7)	Includes 227,314 shares subject to shared voting and investment power.
(8)	Includes 7,096 shares subject to SOSARs, which are presently exercisable.
(9)	Includes 1,876,423 shares held by Castle Creek Capital Partners. Mr. Scavuzzo is a Principal at Castle Creek and disclaims beneficial ownership.
(10)	Includes 4,000 shares subject to shared voting and investment power, and 7,096 shares subject to SOSARs, which are presently exercisable.

As of April 26, 2019, no person was known by the Corporation to be the beneficial owner of more than 5% of the outstanding shares of common stock of the Corporation, except as follows:

Name and Address of Beneficial Owner	Shares of Common Stock Owned	Percent of Class

Patriot Financial Partners (1) CIRA Centre 2929 Arch Street, 27th Floor Philadelphia, PA 19104-2868	2,060,302	8.94%

Castle Creek Capital Partners (2) 6051 El Tordo, PO Box 1329 Rancho Santa Fe, CA 92067	1,876,423	8.15%

Dimensional Fund Advisors LP Building One 6300 Bee Cave Road Austin, TX 78746	1,265,937	5.49%

(1)

James F. Deutsch, a director, is a member of the investment committee of Patriot Financial Partners which makes investment decisions on behalf Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P. which own 1,845,027 shares and 215,275 shares, respectively. Mr. Deutsch disclaims beneficial ownership.

(2)	Tony Scavuzzo, a director, is a principal at Castle Creek Capital. Mr. Scavuzzo disclaims beneficial ownership.

Securities authorized for issuance under equity compensation plans as of December 31, 2018 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column ( a ))
	( a )	( b )	( c )
Equity Compensation plans approved by security holders	347,379	$8.78	1,481,870
Equity Compensation plans not approved by security holders	0	0	0
Total	347,379	$8.78	1,481,870

Item 13. Certain Relationships and Related Transactions, and Director Independence

Board Independence

The Governance Committee of the Board of Directors of the Corporation undertakes a review of director independence annually and reports on its findings to the full Board in connection with its recommendation of nominees for election to the Board. Based upon this review, the Board has determined that all directors are independent pursuant to the independence standards of the Nasdaq Stock Market and related SEC rules, other than Mr. Chaffin, the current President and Chief Executive Officer, and Mr. Skibski, the current Chief Financial Officer.

In making this determination, the Board has concluded that none of following individuals has a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Directors deemed independent by the Board are Kristine L. Barann, Peter H. Carlton, Joseph S. Daly, James F. Deutsch, Michael J. Miller, Tony Scavuzzo, Debra J. Shah, and Joseph S. Vig.

Certain Relationships and Related Transactions

From time to time in the ordinary course of its business, the Bank issues loans to the Company’s directors and executive officers and their family members and other affiliates. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company and do not involve more than the normal risk of collectibility or present other unfavorable features.

There are no family relationships between any of the Company’s directors or executive officers. There are also no arrangements or understandings between any directors or executive officers and any other person pursuant to which he or she has been selected as a director and/or executive officer.

Item 14. Principal Accountant Fees and Services

Principal Accounting Firm Fees

The following table sets forth the aggregate fees billed to the Corporation for the fiscal years ended December 31, 2017 and December 31, 2018 by Plante & Moran, PLLC, the Corporation’s principal accounting firm.

	2017		2018
Audit Fees	$301,000		$370,500
Audit-Related Fees	2,088		2,160
Tax Fees	24,450	(a)	31,925	(a)
All Other Fees	9,339	(b)	26,475	(c)
	$336,877		$431,060

(a)	Includes fees for services related to tax compliance and tax planning.
(b)	Includes fees for miscellaneous consultations.
(c)	Includes fees for registration statement assistance and miscellaneous consultations.

The Audit Committee is responsible for pre-approving all auditing services and permitted non-audit services to be performed by its independent auditors, except as described below.

The Audit Committee will establish general guidelines for the permissible scope and nature of any permitted non-audit services in connection with its annual review of the audit plan and will review such guidelines with the Board of Directors. Pre-approval may be granted by action of the full Audit Committee or, in the absence of such Audit Committee action, by the Audit Committee Chairperson whose action shall be considered to be that of the entire Audit Committee. Pre-approval shall not be required for the provision of non-audit services if (1) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount of revenues paid by the Corporation to the auditors during the fiscal year in which the non-audit services are provided, (2) such services were not recognized by the Corporation at the time of engagement to be non-audit services, and (3) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit. No services were provided pursuant to these exceptions.

Exhibits

The following exhibits are filed as a part of this report:

2.1

Agreement and Plan of Reorganization and Merger between First Merchants Corporation and MBT Financial Corp. dated October 9, 2018. Previously filed as Exhibit 2.1 to MBT Financial Corp.’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2018.

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

10.7	MBT Financial Corp. Long-Term Incentive Compensation Plan previously filed as Exhibit 10.1 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
10.8	MBT Financial Corp. Executive Officer Annual Incentive Pay Plan previously filed as Exhibit 10.9 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2016.
10.9	MBT Financial Corp. Director Deferred Compensation Plan. Previously filed as Exhibit 10.10 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2014.
10.10	Monroe Bank and Trust Split Dollar Agreement with H. Douglas Chaffin. Previously filed as Exhibit 10.2 to MBT Financial Corp.’s Form 10-Q for its quarter ended September 30, 2003.
21	Subsidiaries of the Registrant. Previously filed as Exhibit 21 to MBT Financial Corp.’s Form 10-K for its fiscal year ended December 31, 2000.
23	Consent of Independent Auditors.
31.1	Certification by Chief Executive Officer (302 Certification).
31.2	Certification by Chief Financial Officer (302 Certification).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2019	MBT FINANCIAL CORP.

	By:	/s/ John L. Skibski
John L. Skibski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 29, 2019

/s/ H. Douglas Chaffin	/s/ John L. Skibski
H. Douglas Chaffin	John L. Skibski
President, Chief Executive	Chief Financial Officer &
Officer & Director	Director

/s/ Michael J. Miller	/s/ Kristine L. Barann
Michael J. Miller	Kristine L. Barann
Chairman	Director

/s/ Peter H. Carlton	/s/Joseph S. Daly
Peter H. Carlton	Joseph S. Daly
Director	Director

/s/ James F. Deutsch	/s/ Tony Scavuzzo
James F. Deutsch	Tony Scavuzzo
Director	Director

/s/ Debra J. Shah	/s/ Joseph S. Vig
Debra J. Shah	Joseph S. Vig
Director	Director

Exhibit Index

Number	Description of Exhibits

31.1	Certification by Chief Executive Officer (302 Certification).
31.2	Certification by Chief Financial Officer (302 Certification).