Form 10-Q
period 2019-03-31
MBT FINANCIAL CORP
filed 2019-05-10
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2019

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MBTF	NASDAQ-Global

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 9, 2019, there were 23,036,758 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2019
Dollars in thousands	(Unaudited)	December 31, 2018

ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$18,426	$17,058
Interest bearing	414,381	34,784
Total cash and cash equivalents	432,807	51,842

Interest Bearing Time Deposits in Other Banks	600	10,796
Securities - Available for Sale	30,133	401,613
Equity Securities	7,450	7,415

Loans held for sale	-	488

Loans	766,877	768,660
Allowance for Loan Losses	(7,503)	(7,771)
Loans - Net	759,374	760,889

Accrued interest receivable and other assets	16,662	16,743
Other Real Estate Owned	58	692
Bank Owned Life Insurance	59,901	59,563
Premises and Equipment - Net	26,480	26,850
Total assets	$1,333,465	$1,336,891

LIABILITIES
Deposits
Non-interest bearing	$290,929	$297,704
Interest-bearing	892,220	885,206
Total deposits	1,183,149	1,182,910

Federal Home Loan Bank advances	10,000	10,000
Interest payable and other liabilities	10,028	16,314
Total liabilities	1,203,177	1,209,224

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 shares authorized, 23,036,758 and 23,033,715 shares issued and outstanding)	23,565	23,453
Retained earnings	106,477	113,921
Accumulated other comprehensive income (loss)	246	(9,707)
Total stockholders' equity	130,288	127,667
Total liabilities and stockholders' equity	$1,333,465	$1,336,891

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended March 31,
Dollars in thousands, except per share data	2019	2018

Interest Income
Interest and fees on loans	$9,571	$8,217
Interest on investment securities-
Tax-exempt	296	404
Taxable	1,174	2,210
Interest on balances due from banks	1,209	125
Total interest income	12,250	10,956

Interest Expense
Interest on deposits	568	414
Interest on borrowed funds	64	6
Total interest expense	632	420

Net Interest Income	11,618	10,536
Recovery Of Loan Losses	-	(100)

Net Interest Income After
Recovery Of Loan Losses	11,618	10,636

Other Income
Income from wealth management services	1,161	1,185
Service charges and other fees	822	946
Debit card income	701	720
Net loss on sales and redemptions of securities available for sale	(11,646)	(101)
Net gain on sales of Other Real Estate Owned	9	19
Origination fees on mortgage loans sold	69	62
Bank owned life insurance income	338	353
Other	659	600
Total other income (loss)	(7,887)	3,784

Other Expenses
Salaries and employee benefits	6,064	5,962
Occupancy expense	729	721
Equipment expense	913	793
Marketing expense	292	377
Professional fees	843	594
EFT/ATM expense	291	259
Other Real Estate Owned expenses	22	15
FDIC Deposit Insurance Assessment	89	107
Bonding and other insurance expense	429	132
Telephone expense	80	75
Other	558	757
Total other expenses	10,310	9,792

Income (Loss) Before Income Taxes	(6,579)	4,628
Income Tax Expense (Benefit)	(1,438)	726
Net Income (Loss)	$(5,141)	$3,902

Other Comprehensive Income - Net of Tax
Unrealized gains (losses) on securities	387	(4,204)
Reclassification adjustment for (gains) losses included in net income	9,200	80
Postretirement benefit liability	366	32
Effect of accounting change on equity securities	-	(49)
Total Other Comprehensive Income (Loss) - Net of Tax	9,953	(4,141)

Comprehensive Income (Loss)	$4,812	$(239)

Basic Earnings (Loss) Per Common Share	$(0.22)	$0.17

Diluted Earnings (Loss) Per Common Share	$(0.22)	$0.17

Dividends Declared Per Share of Common Stock	$0.10	$0.66

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
Dollars in thousands	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2019	23,033,715	$23,453	$113,921	$-	$(9,707)	$127,667

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	186	(1)	-	-	-	(1)
Employee Stock Purchase Plan and other stock issued	2,857	30	-	-	-	30

Equity Compensation	-	93	-	-	-	93

Deferred Directors' Compensation	-	(10)	-	-	-	(10)

Dividends declared ($0.10 per share)	-	-	(2,303)	-	-	(2,303)

Net loss	-	-	(5,141)	-	-	(5,141)
Other comprehensive income - net of tax	-	-	-	-	9,953	9,953

Balance - March 31, 2019	23,036,758	$23,565	$106,477	$-	$246	$130,288

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
Dollars in thousands	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balance - January 1, 2018	22,907,844	$22,840	$117,524	$-	$(7,706)	$132,658

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	39,825	(178)	-	-	-	(178)
Restricted stock awards, net of shares redeemed for taxes	7,500	78	-	(78)	-	-
Employee Stock Purchase Plan and other stock issued	18,092	189	-	-	-	189
Tax benefit from exercise of options	-	-	-	-	-	-

Tax benefit from exercise of options	-	-	-	-	-	-

Equity Compensation	-	216	-	19	-	235

Deferred Directors' Compensation	-	(67)	-	-	-	(67)

Cumulative Effect Adjustment (ASU 2016-01)	-	-	49	-	(49)	-

Dividends declared ($0.66 per share)	-	-	(15,145)	-	-	(15,145)

Net income	-	-	3,902	-	-	3,902
Other comprehensive income - net of tax	-	-	-	-	(4,092)	(4,092)

Balance - March 31, 2018	22,973,261	$23,078	$106,330	$(59)	$(11,847)	$117,502

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
Dollars in thousands	2019	2018

Cash Flows from Operating Activities
Net Income (Loss)	$(5,141)	$3,902
Adjustments to reconcile net income to net cash from operating activities
Recovery of loan losses	-	(100)
Depreciation	346	370
Net amortization of investment premium and discount	259	576
Adjustment for assets carried at fair market value	(35)	36
Net decrease in interest payable and other liabilities	(5,835)	(1,434)
Net decrease (increase) in interest receivable and other assets	(2,550)	2,555
Equity based compensation expense	93	235
Net loss on sale/settlement of securities	11,646	101
Increase in cash surrender value of life insurance	(338)	(352)
Net cash provided by (used for) operating activities	$(1,555)	$5,889

Cash Flows from Investing Activities
Proceeds from maturities of interest bearing time deposits in other banks	$750	$1,000
Proceeds from maturities and redemptions of investment securities held to maturity	-	241
Proceeds from maturities and redemptions of investment securities available for sale	5,278	12,666
Proceeds from sales of investment securities available for sale	367,161	19,181
Proceeds from sales of interest bearing time deposits in other banks	9,446	-
Net (increase) decrease in loans	2,003	(27,140)
Proceeds from sales of other real estate owned	643	347
Proceeds from sales of other assets	-	40
Purchase of investment securities available for sale	(728)	(30,799)
Purchase of bank premises and equipment	-	(32)
Net cash provided by (used for) investing activities	$384,553	$(24,496)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	$239	$(4,801)
Issuance of common stock	30	189
Stock redeemed for tax withholding - stock based compensation	1	(178)
Dividends paid	(2,303)	(15,145)
Net cash used for financing activities	$(2,033)	$(19,935)

Net Increase (Decrease) in Cash and Cash Equivalents	$380,965	$(38,542)

Cash and Cash Equivalents at Beginning of Period	51,842	53,010
Cash and Cash Equivalents at End of Period	$432,807	$14,468

Supplemental Cash Flow Information
Cash paid for interest	$619	$420
Cash paid for federal income taxes	$-	$-

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$-	$144

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

On October 9, 2018, the Company and First Merchants Corporation (“First Merchants”) signed an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into First Merchants. Subject to the terms and conditions of the Merger Agreement, each share of the Company will be converted into 0.275 shares of First Merchants common stock. The merger was approved at a special meeting of the Company’s shareholders on February 14, 2019 and the transaction is expected to be completed in the second quarter of 2019.

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

ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU includes increased disclosures and various changes to the accounting and measurement of financial assets including the Company’s loans and available-for-sale and held-to-maturity debt securities. Each financial asset presented on the balance sheet would have a unique allowance for credit losses valuation account that is deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU also eliminate the probable initial recognition threshold in current GAAP and instead, reflect an entity’s current estimate of all expected credit losses using reasonable and supportable forecasts. The new credit loss guidance will be effective for the Company's year ending December 31, 2020. Upon adoption, the ASU will be applied using a modified retrospective transition method to the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Early adoption for all institutions is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard will likely have an effect on the Company's consolidated financial statements from a onetime adjustment to increase the ALLL upon adoption of the standard and due to increased provision expense at the time loans are originated. Management has begun the process of segmenting the portfolio. Our bank's merger with First Merchants Bank will be completed prior to the effective date, and First Merchants will complete the implementation.

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs – Premium Amortization on Purchased Callable Debt Securities (Subtopic 310-20).  This ASU was issued to shorten the amortization period for the premium to the earliest call date on debt securities.  This premium will now be recorded as a reduction to net interest margin during the shorter yield to call period, as compared to prior practice of amortizing the premium as a reduction to net interest margin over the contractual life of the instrument.  This ASU does not change the current method of amortizing any discount over the contractual life of the debt security, and this pronouncement is effective for fiscal years beginning after December 15, 2018, and must be adopted on a modified retrospective basis.  Adoption of the standard did not have a material effect on the Company’s financial statements.

2. EARNINGS PER SHARE

The calculations of earnings per common share are as follows:

	For the three months ended March 31,
	2019	2018
Basic
Net income (loss)	$(5,141,000)	$3,902,000
Average common shares outstanding	23,035,369	22,943,736
Earnings (Loss) per common share - basic	$(0.22)	$0.17

Diluted
Net income (loss)	$(5,141,000)	$3,902,000
Average common shares outstanding	23,035,369	22,943,736
Equity compensation	-	119,464
Average common shares outstanding - diluted	23,035,369	23,063,200
Earnings per common share - diluted	$(0.22)	$0.17

3. STOCK BASED COMPENSATION

Stock Only Stock Appreciation Rights (SOSARs) – SOSARs granted under the plan are structured as fixed grants with the base price equal to the market value of the underlying stock on the date of the grant.

The following table summarizes the SOSARs that have been granted:

		Weighted Average
	SOSARs	Base Price
SOSARs Outstanding, January 1, 2019	347,379	$8.78
Granted	-	-
Exercised	(2,166)	9.44
Forfeited	-	-
Expired	-	-
SOSARs Outstanding, March 31, 2019	345,213	$8.78
SOSARs Exercisable, March 31, 2019	152,879	$6.41

The exercise of a SOSAR results in the issuance of a number of shares of common stock of the Company based on the appreciation of the market price of the stock over the base price of the SOSAR. The market value of the Company’s common stock on March 31, 2019 was $10.02. The value of the exercisable SOSARs that are in-the-money as of March 31, 2019 was $552,000, and exercise of those SOSARs on that date would have resulted in the issuance of 55,079 shares of common stock. The plan allows participants to elect to withhold shares from the exercise of SOSARs to cover their tax liability. This may affect the number of shares issued and the value of the common stock account on the balance sheet and the statement of changes in equity.

The total expense for equity based compensation was $93,000 in the first quarter of 2019 and $236,000 in the first quarter of 2018. The unrecognized compensation expense for all equity based compensation plans is $413,000 as of March 31, 2019. The expense is expected to be recognized over a weighted average period of 1.40 years.

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

Loans consist of the following (000s omitted):

	March 31,	December 31,
	2019	2018
Residential real estate loans	$231,074	$230,008
Commercial and Construction real estate loans	306,593	306,694
Agriculture and agricultural real estate loans	22,087	22,486
Commercial and industrial loans	162,446	162,026
Loans to individuals for household, family, and other personal expenditures	44,677	47,446
Total loans, gross	$766,877	$768,660
Less: Allowance for loan losses	7,503	7,771
Net Loans	$759,374	$760,889

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

The following table summarizes nonperforming assets (000s omitted):

	March 31,	December 31,
	2019	2018
Nonaccrual loans	$7,134	$5,566
Loans 90 days past due and accruing	61	-
Restructured loans	3,418	4,495
Total nonperforming loans	$10,613	$10,061

Other real estate owned	58	692
Other assets	-	-
Total nonperforming assets	$10,671	$10,753

Nonperforming assets to total assets	0.80%	0.80%
Allowance for loan losses to nonperforming loans	70.70%	77.24%

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

Activity in the allowance for loan losses during the three months ended March 31, 2019 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended March 31, 2019
Beginning Balance	$205	$1,266	$3,012	$184	$1,218	$1,886	$7,771
Charge-offs	-	(252)	(151)	-	-	(8)	(411)
Recoveries	-	27	24	12	75	5	143
Provision	35	720	153	(158)	(82)	(668)	-
Ending balance	$240	$1,761	$3,038	$38	$1,211	$1,215	$7,503

Allowance for loan losses as of March 31, 2019
Ending balance individually evaluated for impairment	$-	$138	$118	$-	$83	$127	$466
Ending balance collectively evaluated for impairment	240	1,623	2,920	38	1,128	1,088	7,037
Ending balance	$240	$1,761	$3,038	$38	$1,211	$1,215	$7,503

Loans as of March 31, 2019
Ending balance individually evaluated for impairment	$2,556	$287	$3,503	$32	$3,051	$401	$9,830
Ending balance collectively evaluated for impairment	19,531	162,159	275,149	27,909	228,023	44,276	757,047
Ending balance	$22,087	$162,446	$278,652	$27,941	$231,074	$44,677	$766,877

Activity in the allowance for loan losses during the three months ended March 31, 2018 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended March 31, 2018
Beginning Balance	$195	$1,443	$3,297	$491	$1,279	$961	$7,666
Charge-offs	-	-	(3)	-	(7)	(2)	(12)
Recoveries	2	15	240	20	42	12	331
Provision	13	(61)	(446)	(50)	(225)	669	(100)
Ending balance	$210	$1,397	$3,088	$461	$1,089	$1,640	$7,885

Allowance for loan losses as of March 31, 2018
Ending balance individually evaluated for impairment	$1	$146	$315	$354	$131	$199	$1,146
Ending balance collectively evaluated for impairment	209	1,251	2,773	107	958	1,441	6,739
Ending balance	$210	$1,397	$3,088	$461	$1,089	$1,640	$7,885

Loans as of March 31, 2018
Ending balance individually evaluated for impairment	$1,139	$260	$3,720	$1,574	$4,566	$424	$11,683
Ending balance collectively evaluated for impairment	21,180	131,642	266,608	18,354	218,752	54,421	710,957
Ending balance	$22,319	$131,902	$270,328	$19,928	$223,318	$54,845	$722,640

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

The portfolio segments in each credit risk grade as of March 31, 2019 are as follows (000s omitted):

Credit Quality Indicators as of March 31, 2019
Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$-	$1,731	$44	$11,948	$147,437	$39,747	$200,907
10	-	3,998	-	-	-	-	3,998
20	64	116	185	-	-	-	365
30	267	46,455	24,609	-	1,363	3,424	76,118
40	13,977	103,187	219,492	13,051	73,934	1,495	425,136
45	1,589	1,909	19,787	1,360	2,719	-	27,364
50	3,755	4,582	6,866	245	2,590	-	18,038
55	72	255	2,363	-	693	-	3,383
60	2,363	213	5,306	1,337	2,338	11	11,568
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$22,087	$162,446	$278,652	$27,941	$231,074	$44,677	$766,877

Performing	$19,490	$162,181	$275,374	$27,909	$227,091	$44,219	$756,264
Nonperforming	2,597	265	3,278	32	3,983	458	10,613
Total	$22,087	$162,446	$278,652	$27,941	$231,074	$44,677	$766,877

The portfolio segments in each credit risk grade as of December 31, 2018 are as follows (000s omitted):

Credit Quality Indicators as of December 31, 2018
Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$-	$3,652	$60	$12,878	$147,167	$42,259	$206,016
10	-	6,877	-	-	-	-	6,877
20	64	117	196	-	-	-	377
30	481	47,263	24,899	-	1,268	3,556	77,467
40	16,038	97,598	219,079	11,555	74,141	1,618	420,029
45	1,472	2,024	19,462	1,381	2,623	-	26,962
50	1,852	3,851	9,084	249	1,896	-	16,932
55	-	305	2,132	-	713	-	3,150
60	2,579	339	4,380	1,337	2,200	13	10,848
70	-	-	-	-	-	-	-
80	-	-	2	-	-	-	2
90	-	-	-	-	-	-	-
Total	$22,486	$162,026	$279,294	$27,400	$230,008	$47,446	$768,660

Performing	$20,305	$161,749	$276,021	$27,368	$226,119	$47,037	$758,599
Nonperforming	2,181	277	3,273	32	3,889	409	10,061
Total	$22,486	$162,026	$279,294	$27,400	$230,008	$47,446	$768,660

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of March 31, 2019 and December 31, 2018 (000s omitted):

March 31, 2019	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$264	$16	$1,719	$1,999	$20,088	$22,087	$-
Commercial	149	21	46	$216	162,230	162,446	15
Commercial Real Estate	914	936	636	2,486	276,166	278,652	-
Construction Real Estate	-	-	32	32	27,909	27,941	-
Residential Real Estate	1,810	81	387	2,278	228,796	231,074	-
Consumer and Other	153	50	47	250	44,427	44,677	46
Total	$3,290	$1,104	$2,867	$7,261	$759,616	$766,877	$61

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$632	$1,235	$-	$1,867	$20,619	$22,486	$-
Commercial	186	110	31	327	161,699	162,026	-
Commercial Real Estate	804	-	1,849	2,653	276,641	279,294	-
Construction Real Estate	-	-	-	-	27,400	27,400	-
Residential Real Estate	1,217	340	376	1,933	228,075	230,008	-
Consumer and Other	79	13	-	92	47,354	47,446	-
Total	$2,918	$1,698	$2,256	$6,872	$761,788	$768,660	$-

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

The following is a summary of non-accrual loans as of March 31, 2019 and December 31, 2018 (000s omitted):

	March 31, 2019	December 31, 2018
Agriculture and Agricultural Real Estate	$2,363	$1,624
Commercial	85	106
Commercial Real Estate	3,277	2,907
Construction Real Estate	32	5
Residential Real Estate	1,366	912
Consumer and Other	11	12
Total	$7,134	$5,566

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of March 31, 2019 and March 31, and December 31, 2018 (000s omitted):

March 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$2,556	$2,555	$-	$2,595	$(14)
Commercial	67	67	-	91	1
Commercial Real Estate	1,899	2,116	-	2,076	61
Construction Real Estate	32	67	-	52	-
Residential Real Estate	2,660	2,822	-	2,842	39
Consumer and Other	134	135	-	137	2

With an allowance recorded:
Agriculture and Agricultural Real Estate	-	-	-	-	-
Commercial	220	229	138	231	2
Commercial Real Estate	1,604	1,697	118	1,698	5
Construction Real Estate	-	-	-	-	-
Residential Real Estate	391	403	83	405	5
Consumer and Other	267	267	127	270	3

Total:
Agriculture and Agricultural Real Estate	$2,556	$2,555	$-	$2,595	$(14)
Commercial	287	296	138	322	3
Commercial Real Estate	3,503	3,813	118	3,774	66
Construction Real Estate	32	67	-	52	-
Residential Real Estate	3,051	3,225	83	3,247	44
Consumer and Other	401	402	127	407	5

Total	$9,830	$10,358	$466	$10,397	$104

	Recorded Investment as of December 31, 2018	Unpaid Principal Balance as of December 31, 2018	Related Allowance as of December 31, 2018	Average Recorded Investment for the Three Months Ended March 31, 2018	Interest Income Recognized in the Three Months Ended March 31, 2018

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$2,388	$2,384	$-	$820	$11
Commercial	-	-	-	-	-
Commercial Real Estate	1,863	1,871	-	1,706	21
Construction Real Estate	-	-	-	-	-
Residential Real Estate	3,015	3,174	-	4,129	52
Consumer and Other	58	59	-	84	1

With an allowance recorded:
Agriculture and Agricultural Real Estate	234	234	-	240	3
Commercial	226	234	142	266	3
Commercial Real Estate	1,299	1,380	146	2,064	32
Construction Real Estate	32	67	4	1,597	19
Residential Real Estate	306	316	94	660	7
Consumer and Other	339	339	143	345	4

Total:
Agriculture and Agricultural Real Estate	$2,622	$2,618	$-	$1,060	$14
Commercial	226	234	142	266	3
Commercial Real Estate	3,162	3,251	146	3,770	53
Construction Real Estate	32	67	4	1,597	19
Residential Real Estate	3,321	3,490	94	4,789	59
Consumer and Other	397	398	143	429	5

Total	$9,760	$10,058	$529	$11,911	$153

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three month periods ended March 31, 2019 and March 31, 2018 are as follows (000s omitted from dollar amounts):

	Three months ended			Three months ended
	March 31, 2019			March 31, 2018
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	2	$77	$16	-	$-	$-
Commercial	-	-	-	-	-	-
Commercial Real Estate	1	39	36	1	283	283
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	-	-	-	1	150	150
Consumer and Other	1	15	14	-	-	-
Total	4	$131	$66	2	$433	$433

The Bank considers TDRs that become past due under the modified terms as defaulted. The following table shows the loans that became TDRs during the three month periods ended March 31, 2019 and March 31, 2018 that subsequently defaulted during the three month periods ended March 31, 2019 and March 31, 2018, respectively.

	Three months ended		Three months ended
	March 31, 2019		March 31, 2018
	Number of Contracts	Post- Modification Recorded Principal Balance	Number of Contracts	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	-	$-
Commercial	-	-	-	-
Commercial Real Estate	-	-	1	283
Construction Real Estate	-	-	-	-
Residential Real Estate	-	-	-	-
Consumer and Other	-	-	-	-
Total	-	$-	1	$283

The Company has allocated $417,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at March 31, 2019. In addition, there were no commitments to lend additional amounts to borrowers that are classified as troubled debt restructurings as of March 31, 2019 and March 31, 2018.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of March 31, 2019 and December 31, 2018 (000s omitted):

	Available for Sale
	March 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of States and Political Subdivisions	29,127	626	(116)	29,637
Corporate Debt Securities	500	-	(4)	496
	$29,627	$626	$(120)	$30,133

	Available for Sale
	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$134,160	$1	$(5,926)	$128,235
Mortgage Backed Securities issued by U.S. Government Agencies	196,224	32	(5,702)	190,554
Obligations of States and Political Subdivisions	69,309	604	(804)	69,109
Corporate Debt Securities	13,552	173	(10)	13,715
	$413,245	$810	$(12,442)	$401,613

The amortized cost and estimated market values of securities by contractual maturity as of March 31, 2019 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
		Estimated
	Amortized	Market
	Cost	Value
Contractual maturity in
1 year or less	$8,462	$8,503
After 1 year through five years	15,112	15,310
After 5 years through 10 years	5,387	5,661
After 10 years	666	659
Total	$29,627	$30,133

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018.

March 31, 2019

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of States and Political Subdivisions	7,915	116	-	-	7,915	116
Corporate Debt Securities	496	4	-	-	496	4
	$8,411	$120	$-	$-	$8,411	$120

December 31, 2018

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$3,946	$65	$117,750	$5,861	$121,696	$5,926
Mortgage Backed Securities issued by U.S. Government Agencies	19,945	131	165,604	5,571	185,549	5,702
Obligations of States and Political Subdivisions	32,260	573	5,955	231	38,215	804
Corporate Debt Securities	490	10	-	-	490	10
	$56,641	$779	$289,309	$11,663	$345,950	$12,442

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. The Company sold most of its Available for Sale Securities in the first quarter of 2019, retaining debt securities issued by local issuers that it does not intend to sell. Because the Company does not intend to sell the remaining investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at March 31, 2019. As of March 31, 2019 and December 31, 2018, there were 37 and 165 securities in an unrealized loss position, respectively.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, and the valuation techniques used by the Company to determine those fair values.

					Total
	Carrying				Estimated
March 31, 2019	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$432,807	$432,807	$-	$-	$432,807
Time Deposits in Other Banks	600	-	600	-	600
Securities - Available for Sale
Obligations of States and Political Subdivisions	29,637	-	29,637	-	29,637
Corporate Debt Securities	496	-	496	-	496
Equity Securities	7,450	2,077	5,373	-	7,450
Loans, net	759,374	-	-	747,951	747,951
Accrued Interest Receivable	3,135	-	-	3,135	3,135

Financial Liabilities:
Noninterest Bearing Deposits	290,929	290,929	-	-	290,929
Interest Bearing Deposits	892,220	-	892,881	-	892,881
Borrowed funds
FHLB Advances	10,000	-	10,212	-	10,212
Accrued Interest Payable	77	-	-	77	77

					Total
	Carrying				Estimated
December 31, 2018	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$51,842	$51,842	$-	$-	$51,842
Time Deposits in Other Banks	10,796	-	10,548	-	10,548
Securities - Available for Sale
Obligations of U.S. Government Agencies	128,235	-	128,235	-	128,235
MBS issued by U.S. Government Agencies	190,554	-	190,554	-	190,554
Obligations of States and Political Subdivisions	69,109	-	69,109	-	69,109
Corporate Debt Securities	13,715	-	13,715	-	13,715
Equity Securities	7,415	2,042	5,373	-	7,415
Loans Held for Sale	488	-	-	502	502
Loans, net	760,889	-	-	750,249	750,249
Accrued Interest Receivable	4,413	-	-	4,413	4,413

Financial Liabilities:
Noninterest Bearing Deposits	297,704	297,704	-	-	297,704
Interest Bearing Deposits	885,206	-	885,886	-	885,886
Federal Home Loan Bank Advances	10,000	-	-	10,042	10,042
Accrued Interest Payable	65	-	-	65	65

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

The Company’s assets with Level 3 fair values are carried at their amortized cost values as of March 31, 2019 or December 31, 2018. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

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

Assets measured at fair value on a nonrecurring basis are as follows (000s omitted):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Impaired loans	$-	$-	$9,364
Other Real Estate Owned	$-	$-	$58

December 31, 2018
Impaired loans	$-	$-	$9,231
Other Real Estate Owned	$-	$-	$692

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	March 31,	December 31,
	2019	2018
Commitments to extend credit:
Unused portion of commercial lines of credit	$119,668	$116,119
Unused portion of credit card lines of credit	7,018	6,680
Unused portion of home equity lines of credit	36,823	34,621
Standby letters of credit and financial guarantees written	1,223	1,763
All other off-balance sheet commitments	-	-

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

On October 9, 2018, the Company and First Merchants Corporation (“First Merchants”) signed an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into First Merchants. Subject to the terms and conditions of the Merger Agreement, each share of the Company will be converted into 0.275 shares of First Merchants common stock. Consummation of the merger is expected to occur in the second quarter of 2019.

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

The net loss of $5,141,000 for the first quarter of 2019 was caused by losses totaling $11,646,000 on the sale of investment securities as the Company liquidated a substantial portion of its investment portfolio in anticipation of its merger with First Merchants. Excluding the securities losses, net profit would have been $4,059,000, an increase of $157,000 or 4.0% compared to the first quarter of 2018. The Net Interest Income increased $1,082,000, or 10.3% due to an improvement in the Net Interest Margin from 3.49% in the first quarter of 2018 to 3.83% in the first quarter of 2019. The effect of the improved margin was mitigated by an increase of $518,000 in non-interest expenses.

The national economic condition is good, and the economy in southeast Michigan is continuing to recover. State and local unemployment rates are holding steady near their lowest post-recession levels, and are now comparable to the national average. Commercial and residential development property values continue to improve, with most values reaching or exceeding their pre-recession levels. Our total classified assets, which include internal watch list loans, other real estate owned, and nonperforming and watch list investment securities, had been improving steadily since 2014, and stabilized recently. Net charge offs were $268,000, or 0.14% of loans, annualized, in the first quarter of 2019, compared to net recoveries of $319,000, or 0.18% of loans in the first quarter of 2018. Due to improving loan quality metrics, we were able to reduce our Allowance for Loan and Lease Losses (ALLL) as a percent of loans from 1.01% at December 31, 2018 to 0.98% as of March 31, 2019. The ALLL decreased $268,000 during the first quarter of 2019 due to the net charge offs of $268,000, as we did not record a provision during the quarter. We assess the adequacy of our ALLL each quarter, and adjust it as necessary by debiting or crediting the provision expense. The allowance includes $466,000 of specific allocations on $9.8 million of loans evaluated for impairment and $7.0 million of general allocations on the remainder of the portfolio. The general allocation is based on the historical charge off experience of the previous 20 quarters. The improvement in the historical loss rates is slowing and loan growth is continuing, so future provisions may be necessary.

The $1,082,000 increase in Net Interest Income in the first quarter of 2019 compared to the first quarter of 2018 was due to the increase in the net interest margin from 3.49% to 3.83%, and the increase of $5.0 million in the amount of average earning assets. The net interest margin increased because the yield on earnings assets increased 41 basis points while the cost of interest bearing liabilities only increased 9 basis points. Non-interest income for the quarter (excluding securities losses) decreased $126,000 and non-interest expenses increased $518,000.

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

With respect to asset quality, our nonperforming assets (“NPAs”) decreased 0.7% during the quarter, from $10.75 million to $10.67 million. Loan delinquencies increased from $6.9 million 30 days or more past due as of December 31, 2018 to $7.3 million as of March 31, 2019 and the delinquency percentage increased from 0.89% to 0.94% of the total loans. Over the last twelve months, NPAs decreased $2.3 million, or 17.7%, with nonperforming loans decreasing 9.6% from $11.7 million to $10.6 million, and Other Real Estate Owned (“OREO”) decreasing from $1.2 million to $58,000. The amount required in the Allowance for Loan and Lease Losses (“ALLL”) was decreased from $7.9 million a year ago to $7.5 million because the decreases required by the improvement in the quality of the assets and the historical loss rates exceeded the amount required by the increase in the size of the loan portfolio. The ALLL is now 0.98% of loans, down from 1.09% at March 31, 2018. The ALLL is 70.70% of nonperforming loans (“NPLs”), compared to 67.15% at March 31, 2018. In light of current economic conditions, we believe that this level of ALLL adequately estimates the potential losses in the loan portfolio.

Since December 31, 2018, total loans held for investment decreased $1.8 million as new loan activity was exceeded by payments received and other reductions in the period. Our pipeline of loans in process remained steady and our unfunded loan commitments increased, so we expect loans outstanding to increase in 2019.

Since December 31, 2018, deposits were unchanged at $1.183 billion, and borrowed funds were unchanged at $10.0 million, while other liabilities decreased $6.3 million and capital increased $2.6 million. As a result, our total assets decreased $3.4 million, or 0.3%. We will continue to price our deposit products competitively, but we have adequate liquidity on our balance sheet to fund our continued loan growth due to the investment sales. Capital increased and assets decreased, causing the capital to assets ratio to increase from 9.55% at December 31, 2018 to 9.77% at March 31, 2019.

Results of Operations – First Quarter 2019 vs. First Quarter 2018

Net Interest Income - A comparison of the income statements for the three months ended March 31, 2019 and 2018 shows an increase of $1,082,000, or 10.3%, in Net Interest Income. Interest income on loans increased $1,354,000, or 16.5% as the average loans outstanding increased $63.8 million and the average yield on loans increased from 4.72% to 5.04%. The average loans outstanding increased due to the purchases of consumer loans and syndicated commercial loans, and organic growth in our local markets. The interest income on investments, fed funds sold, and interest bearing balances due from banks decreased $60,000 even though the yield increased from 2.14% to 2.36% as the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $58.8 million. The Company continues to maintain a high level of liquidity, but some of that liquidity is being used by redeploying earning assets from low yielding short term investments and deposits in the Federal Reserve Bank into higher yielding loans. The interest expense on deposits increased $154,000, or 37.2% even though the average deposits decreased $4.0 million as the average cost of deposits increased from 0.14% to 0.19%. Due to the growth in loans and the decrease in deposit funding, average borrowed funds increased $8.5 million, and the cost of borrowed funds increased $58,000 compared to the first quarter of 2018. Average total interest bearing liabilities increased $7.9 million, and the cost of interest bearing liabilities increased from 0.19% in the first quarter of 2018 to 0.28% in the first quarter of 2019. As a result, interest expense increased $212,000, or 50.5%.

Provision for Loan Losses - The Company did not record a Provision for Loan Losses expense in the first quarter of 2019, which was an increase of $100,000 compared to the negative provision expense of $100,000 in the first quarter of 2018. We charged off $411,000 of principal while recovering $143,000 of previously charged off loans in the first quarter of 2019, for a net charge off total of $268,000, or 0.14% of average loans, annualized. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. In the first quarter of 2019, the portfolio risk indicators improved and the amount of loans outstanding decreased slightly, resulting in the need for a decrease in the amount of ALLL required. The net charge offs of $268,000 enabled us to achieve the required ALLL without recording a negative provision expense. The allowance includes $466,000 of specific allocations and $7.0 million of general allocations. The general allocation is based on the historical charge off experience of the previous 20 quarters. The historical charge off rate is not expected to continue to improve significantly, and if loan growth continues as expected, provision expenses may be required in the future.

Other Income – Non interest income decreased $11,671,000, or 308.4% compared to the first quarter of 2018. Excluding securities losses in both periods, non-interest income decreased $126,000, or 3.2%. Wealth Management income, Service Charges on Deposit Accounts, Debit Card income, and Bank Owned Life Insurance income all decreased. Origination fees on mortgage loans sold and Other non-interest income increased slightly.

Other Expenses – Total non-interest expenses increased $518,000, or 5.3% compared to the first quarter of 2018. Salaries and Employee Benefits increased $102,000, or 1.7% mainly because workers’ compensation insurance increased due to a refund received in the first quarter of 2018. Professional fees increased $249,000, or 41.9% due to higher legal and accounting fees. Other insurance increased $297,000 primarily due to costs related to settling post retirement death benefits with former directors and officers.

As a result of the above activity, the Loss Before Income Taxes in the first quarter of 2019 was $6,579,000, a decrease of $11,207,000 compared to the pre-tax profit of $4,628,000 in the first quarter of 2018. The Company recorded a federal income tax benefit of $1,438,000 in the first quarter of 2019, reflecting an effective tax rate of 21.9%, compared to the tax expense of $726,000 in the first quarter of 2018, which reflected an effective rate of 15.7%. The Net Loss for the first quarter of 2019 was $5,141,000, a decrease of 231.8% compared to the net profit of $3,902,000 in the first quarter of 2018.

Cash Flows

Cash flows provided by operating activities decreased $7,444,000 compared to the first three months of 2018 mainly due to the large loss on the sale of investment securities in 2019. The cash flow from investing activities increased $409,049 compared to 2018 due to the sale of a substantial portion of the investment portfolio in the in the first three months of 2019. The securities were sold as the first part of a portfolio restructuring that is being completed in conjunction with our merger with First Merchants Bank, and the proceeds were still being held in cash as of the end of the first quarter of 2019. The amount of cash used for financing activities was $17.9 million lower in the first three months of 2019 than it was in the first three months of 2018 due to the large decrease in deposits and the special dividend paid in the first three months of 2018. In the first three months of 2019, the cash provided by investing activities greatly exceeded the cash used for operating and financing activities, and the amount of cash and cash equivalents increased by $381.0 million during the period. In the first three months of 2018, the cash used for investing and financing activities exceeded the cash provided by operating activities, resulting in a decrease of $38.5 million in cash and cash equivalents during the first three months of 2018. As we redeploy the proceeds from the investment securities sales in 2019 we expect cash flows from investing activities to exceed the cash provided by operating activities, resulting in a decrease from our current level of cash and cash equivalents.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. The high level of cash and cash equivalents ensures that the Company can meet its liquidity without utilizing any of its external sources of liquidity. External sources of liquidity include a Federal funds line that has been established with our correspondent bank and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of March 31, 2019, the Bank was utilizing $10 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis, and none of its $25 million federal funds line with a correspondent bank. The Company periodically draws on its fed funds lines to ensure that funding will be available if needed.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first three months of 2019 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $130.3 million at March 31, 2019 and $127.7 million at December 31, 2018. Retained earnings decreased $7.4 million due to the year to date loss of $5.1 million and the dividends paid of $2.3 million. The Accumulated Other Comprehensive Income (Loss) (“AOCI” or “AOCL”) increased because the unrealized losses on Available for Sale securities made up the largest portion of the AOCL as of December 31, 2018, and most of those losses were realized when the investment portfolio was sold. Total equity increased $2.6 million while total assets decreased $3.4 million, so the ratio of equity to assets increased from 9.55% at December 31, 2018 to 9.77% at March 31, 2019.

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

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of March 31, 2019:
Total Capital to Risk-Weighted Assets
Consolidated	$137,880	15.80%	$87,258	10.0%
Monroe Bank & Trust	136,149	15.63%	87,120	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	130,042	14.90%	69,806	8.0%
Monroe Bank & Trust	128,311	14.73%	69,696	8.0%
Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	130,042	14.90%	56,718	6.5%
Monroe Bank & Trust	128,311	14.73%	56,628	6.5%
Tier 1 Capital to Average Assets
Consolidated	130,042	9.66%	67,292	5.0%
Monroe Bank & Trust	128,311	9.55%	67,211	5.0%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Capital to Risk-Weighted Assets
Consolidated	$145,480	15.79%	$92,111	10.0%
Monroe Bank & Trust	143,583	15.61%	91,976	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	137,374	14.91%	73,689	8.0%
Monroe Bank & Trust	135,477	14.73%	73,580	8.0%
Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	137,374	14.91%	59,872	6.5%
Monroe Bank & Trust	135,477	14.73%	59,784	6.5%
Tier 1 Capital to Average Assets
Consolidated	137,374	10.28%	66,824	5.0%
Monroe Bank & Trust	135,477	10.15%	66,741	5.0%

Market risk for the Bank, as is typical for most banks, consists mainly of interest rate risk and market price risk. The Bank’s earnings and the economic value of its equity are exposed to interest rate risk and market price risk, and monitoring this risk is the responsibility of the Asset/Liability Management Committee (ALCO) of the Bank. The Bank’s market risk is monitored quarterly by estimating the effect of changes in interest rates on its projected net interest income and the economic value of its equity. The sale of a large portion of its investment portfolio in the first quarter of 2019 significantly changed the Bank’s interest rate risk position.

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. In the first quarter of 2019, the Bank’s interest rate risk exceeded its policy limits.

The ALCO also monitors interest rate risk by estimating the effect of changes in interest rates on the economic value of the Bank’s equity each quarter. The economic value of the Bank’s equity is first determined by subtracting the fair value of the Bank’s liabilities from the fair value of the Bank’s assets. The Bank estimates the interest rate risk by calculating the effect of market interest rate changes on that economic value of its equity. For this analysis, the Bank assumes immediate parallel shifts of plus 100, 200, 300, and 400 basis points and minus 100, 200, and 300 basis points in interest rates. The discount rates used to determine the present values of the loans and deposits, as well as the prepayment rates for the loans, are based on Management’s expectations of the effect of the rate changes on the market for loans and deposits. In addition, each quarter, the Bank conducts additional analyses that utilize other rate scenarios, such as larger shifts in rates and changes in the shape of the yield curve, to assess the Bank’s exposure to interest rate risk in stress scenarios.

The tables below summarize the net interest income sensitivity as of March 31, 2019 and December 31, 2018:

	Base	Rates	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Up 4%	Down 1%	Down 2%	Down 3%
March 31, 2019 12 Month Projection
Interest Income	$50,880	$56,898	$62,893	$68,858	$74,715	$44,687	$38,300	$35,904
Interest Expense	2,788	4,510	6,232	7,954	9,676	1,464	1,111	1,107
Net Interest Income	$48,092	$52,388	$56,661	$60,904	$65,039	$43,223	$37,189	$34,797

Percent Change From Base Projection		8.9%	17.8%	26.6%	35.2%	-10.1%	-22.7%	-27.6%
ALCO Policy Limit (+/-)		10.0%	15.0%	20.0%	25.0%	10.0%	15.0%	20.0%

	Base	Rates	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Up 4%	Down 1%	Down 2%	Down 3%
December 31, 2018 12 Month Projection
Interest Income	$52,131	$54,672	$57,191	$59,685	$62,046	$49,619	$46,524	$45,265
Interest Expense	2,755	4,444	6,133	7,822	9,511	1,488	1,134	1,121
Net Interest Income	$49,376	$50,228	$51,058	$51,863	$52,535	$48,131	$45,390	$44,144

Percent Change From Base Projection		1.7%	3.4%	5.0%	6.4%	-2.5%	-8.1%	-10.6%
ALCO Policy Limit (+/-)		10.0%	15.0%	20.0%	30.0%	10.0%	15.0%	20.0%

Due to the large amount of cash held in variable rate deposits at the Federal Reserve Bank, the increase in Net Interest Income in the 2%, 3%, and 4% rising rate scenarios exceeded the Bank’s policy limits, and the decrease in Net Interest Income in the 1%, 2%, and 3% decreasing rate scenarios also exceeded the Bank’s policy limits. Management is in the process of reinvesting the cash in investment securities that will reduce the risk to acceptable levels.

The tables below summarize the amount of interest rate risk to the economic value of the Bank’s equity as of March 31, 2019 and December 31, 2018:

	Economic Value at March 31, 2019
	Rates
(Dollars in Millions)	Base	Up 1%	Up 2%	Up 3%	Up 4%	Down 1%	Down 2%	Down 3%
Assets	$1,322,924	$1,309,444	$1,296,248	$1,283,195	$1,270,260	$1,335,213	$1,346,016	$1,354,916
Liabilities	1,132,425	1,106,344	1,081,280	1,057,184	1,034,011	1,160,539	1,192,309	1,196,923
Stockholders' Equity	$190,499	$203,100	$214,968	$226,011	$236,249	$174,674	$153,707	$157,993

Change in Equity		6.6%	12.8%	18.6%	24.0%	-8.3%	-19.3%	-17.1%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	40.0%	10.0%	20.0%	30.0%

	Economic Value at December 31, 2018
	Rates
(Dollars in Millions)	Base	Up 1%	Up 2%	Up 3%	Up 4%	Down 1%	Down 2%	Down 3%
Assets	$1,329,149	$1,298,132	$1,268,967	$1,241,032	$1,214,084	$1,357,942	$1,385,228	$1,399,592
Liabilities	1,129,827	1,103,978	1,079,135	1,055,251	1,032,280	1,157,675	1,189,053	1,197,122
Stockholders' Equity	$199,322	$194,154	$189,832	$185,781	$181,804	$200,267	$196,175	$202,470

Change in Equity		-2.6%	-4.8%	-6.8%	-8.8%	0.5%	-1.6%	1.6%
ALCO Policy Limit (+/-)		10.0%	20.0%	30.0%	40.0%	10.0%	20.0%	30.0%

The Economic Value of Equity analysis measures market risk by estimating the changes in the economic values of the Bank’s equity caused by changes in interest rates. This analysis indicates that moving assets from long term fixed investment securities to variable rate overnight deposits changed the market risk of our balance sheet, however, the estimated variability of the economic value of equity was within the Bank’s established policy limits.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2019, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

Except as set forth in the Company's Annual Report on Form 10-K originally filed with the SEC on March 18, 2019 (the "2018 10-K"), neither the Company nor its subsidiaries are a party to, nor is any of their property the subject of any material pending legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities. There have been no material developments with respect to any of the matters referenced in the 2018 10-K since the filing thereof.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a stock repurchase program which it publicly announced on January 25, 2018. On that date, the Board of Directors authorized the repurchase of 2 million of the Company’s common shares, which authorization commenced on February 1, 2018 and will expire on January 31, 2020. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2019, and 2,000,000 shares remain available under the repurchase authorization.

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

MBT Financial Corp.
(Registrant)

May 10, 2019	By	/s/ H. Douglas Chaffin
Date		H. Douglas Chaffin
President &
Chief Executive Officer

May 10, 2019	By	/s/ John L. Skibski
Date		John L. Skibski
Executive Vice President and
Chief Financial Officer