Form 10-Q
period 2019-06-30
MBT FINANCIAL CORP
filed 2019-08-09
CIK 1118237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

(Zip Code)

(734) 241-3431

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MBTF	NASDAQ-Global Select

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

As of August 9, 2019, there were 23,037,773 shares of the Company’s Common Stock outstanding.

Part I Financial Information

Item 1. Financial Statements

MBT FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2019
Dollars in thousands	(Unaudited)	December 31, 2018

ASSETS
Cash and Cash Equivalents
Cash and due from banks
Non-interest bearing	$16,934	$17,058
Interest bearing	321,684	34,784
Total cash and cash equivalents	338,618	51,842

Interest Bearing Time Deposits in Other Banks	100	10,796
Securities - Available for Sale	116,440	401,613
Equity Securities	7,478	7,415

Loans held for sale	-	488

Loans	769,413	768,660
Allowance for Loan Losses	(7,623)	(7,771)
Loans - Net	761,790	760,889

Accrued interest receivable and other assets	15,445	16,743
Other Real Estate Owned	27	692
Bank Owned Life Insurance	59,313	59,563
Premises and Equipment - Net	27,336	26,850
Total assets	$1,326,547	$1,336,891

LIABILITIES
Deposits
Non-interest bearing	$309,309	$297,704
Interest-bearing	861,691	885,206
Total deposits	1,171,000	1,182,910

Federal Home Loan Bank advances	10,000	10,000
Interest payable and other liabilities	10,110	16,314
Total liabilities	1,191,110	1,209,224

STOCKHOLDERS' EQUITY
Common stock (no par value; 50,000,000 shares authorized, 23,037,773 and 23,033,715 shares issued and outstanding)	23,658	23,453
Retained earnings	110,510	113,921
Accumulated other comprehensive income (loss)	1,269	(9,707)
Total stockholders' equity	135,437	127,667
Total liabilities and stockholders' equity	$1,326,547	$1,336,891

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2019	2018	2019	2018

Interest Income
Interest and fees on loans	$9,714	$8,736	$19,285	$16,953
Interest on investment securities-
Tax-exempt	171	443	467	847
Taxable	380	2,087	1,554	4,297
Interest on balances due from banks	2,213	58	3,422	183
Total interest income	12,478	11,324	24,728	22,280

Interest Expense
Interest on deposits	557	400	1,125	814
Interest on borrowed funds	64	91	128	97
Total interest expense	621	491	1,253	911

Net Interest Income	11,857	10,833	23,475	21,369
Recovery Of Loan Losses	-	-	-	(100)

Net Interest Income After
Recovery Of Loan Losses	11,857	10,833	23,475	21,469

Other Income
Income from wealth management services	1,197	1,178	2,358	2,363
Service charges and other fees	855	955	1,677	1,901
Debit card income	799	786	1,500	1,506
Net loss on sales and redemptions of securities available for sale	-	(1)	(11,646)	(102)
Net gain on sales of Other Real Estate Owned	4	517	13	536
Origination fees on mortgage loans sold	119	92	188	154
Bank owned life insurance income	851	349	1,189	702
Other	634	527	1,293	1,127
Total other income (loss)	4,459	4,403	(3,428)	8,187

Other Expenses
Salaries and employee benefits	5,305	5,371	11,369	11,333
Occupancy expense	654	620	1,383	1,341
Equipment expense	896	874	1,809	1,667
Marketing expense	189	467	481	844
Professional fees	459	592	1,302	1,186
EFT/ATM expense	297	288	588	547
Other Real Estate Owned expenses	4	21	26	36
FDIC Deposit Insurance Assessment	91	92	180	199
Bonding and other insurance expense	73	137	502	269
Telephone expense	78	74	158	149
Other	495	650	1,053	1,407
Total other expenses	8,541	9,186	18,851	18,978

Income Before Income Taxes	7,775	6,050	1,196	10,678
Income Tax Expense	1,438	1,105	-	1,831
Net Income	$6,337	$4,945	$1,196	$8,847

Other Comprehensive Income - Net of Tax
Unrealized gains (losses) on securities	1,012	(643)	1,399	(4,896)
Reclassification adjustment for losses included in net income	-	1	9,200	81
Postretirement benefit liability	11	32	377	64
Total Other Comprehensive Income (Loss) - Net of Tax	1,023	(610)	10,976	(4,751)

Comprehensive Income	$7,360	$4,335	$12,172	$4,096

Basic Earnings Per Common Share	$0.27	$0.22	$0.05	$0.39

Diluted Earnings Per Common Share	$0.27	$0.21	$0.05	$0.38

Dividends Declared Per Share of Common Stock	$0.10	$0.07	$0.20	$0.73

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
Dollars in thousands	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balances - January 1, 2019	23,033,715	$23,453	$113,921	$-	$(9,707)	$127,667

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	186	(1)	-	-	-	(1)
Employee Stock Purchase Plan and other stock issued	2,857	30	-	-	-	30

Equity Compensation	-	93	-	-	-	93

Deferred Directors' Compensation	-	(10)	-	-	-	(10)

Dividends declared ($0.10 per share)	-	-	(2,303)	-	-	(2,303)

Net Loss	-	-	(5,141)	-	-	(5,141)
Other comprehensive income - net of tax	-	-	-	-	9,953	9,953

Balances - March 31, 2019	23,036,758	$23,565	$106,477	$-	$246	$130,288

Issuance of Common Stock
Employee Stock Purchase Plan and other stock issued	1,015	10	-	-	-	10

Equity Compensation	-	93	-	-	-	93

Deferred Directors' Compensation	-	(10)	-	-	-	(10)

Dividends declared ($0.10 per share)	-	-	(2,304)	-	-	(2,304)

Net Income	-	-	6,337	-	-	6,337
Other comprehensive income - net of tax	-	-	-	-	1,023	1,023

Balances - June 30, 2019	23,037,773	$23,658	$110,510	$-	$1,269	$135,437

					Accumulated
					Other
	Common Stock		Retained	Unearned	Comprehensive
Dollars in thousands	Shares	Amount	Earnings	Compensation	Income (Loss)	Total
Balances - January 1, 2018	22,907,844	$22,840	$117,524	$-	$(7,706)	$132,658

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	39,825	(178)	-	-	-	(178)
Restricted stock awards, net of shares redeemed for taxes	7,500	78	-	(78)	-	-
Employee Stock Purchase Plan and other stock issued	18,092	189	-	-	-	189

Equity Compensation	-	216	-	19	-	235

Deferred Directors' Compensation	-	(67)	-	-	-	(67)

Cumulative Effect Adjustment (ASU 2016-01)	-	-	49	-	(49)	-

Dividends declared ($0.66 per share)	-	-	(15,145)	-	-	(15,145)

Net income	-	-	3,902	-	-	3,902
Other comprehensive income - net of tax	-	-	-	-	(4,092)	(4,092)

Balances - March 31, 2018	22,973,261	$23,078	$106,330	$(59)	$(11,847)	$117,502

Issuance of Common Stock
SOSARs exercised, net of shares redeemed for taxes	4,572	(24)	-	-	-	(24)
Employee Stock Purchase Plan and other stock issued	5,422	57	-	-	-	57

Equity Compensation	-	137	-	20	-	157

Deferred Directors' Compensation	-	(17)	-	-	-	(17)

Dividends declared ($0.07 per share)	-	-	(1,607)	-	-	(1,607)

Net income	-	-	4,945	-	-	4,945
Other comprehensive income - net of tax	-	-	-	-	(659)	(659)

Balances - June 30, 2018	22,983,255	$23,231	$109,668	$(39)	$(12,506)	$120,354

The accompanying notes to consolidated financial statements are an integral part of these statements.

MBT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
Dollars in thousands	2019	2018

Cash Flows from Operating Activities
Net Income	$1,196	$8,847
Adjustments to reconcile net income to net cash from operating activities
Recovery of loan losses	-	(100)
Depreciation	684	737
Net amortization of investment premium and discount	268	1,166
Adjustment for assets carried at fair market value	(63)	47
Writedowns of Other Real Estate Owned	-	42
Net decrease in interest payable and other liabilities	(5,749)	(364)
Net increase in interest receivable and other assets	(1,796)	(652)
Equity based compensation expense	186	392
Net loss on sale/settlement of securities	11,646	102
Net gain on life insurance claim	(523)	-
Increase in cash surrender value of life insurance	(672)	(702)
Net cash provided by operating activities	$5,177	$9,515

Cash Flows from Investing Activities
Proceeds from maturities of interest bearing time deposits in other banks	$1,250	$3,000
Proceeds from maturities and redemptions of investment securities held to maturity	-	3,987
Proceeds from maturities and redemptions of investment securities available for sale	9,305	31,904
Proceeds from sales of investment securities available for sale	367,161	19,393
Proceeds from sales of interest bearing time deposits in other banks	9,446	-
Net increase in loans	(441)	(45,547)
Proceeds from sales of other real estate owned	704	1,698
Proceeds from sales of other assets	172	40
Proceeds from Bank Owned Life Insurance claims	1,445	-
Purchase of investment securities available for sale	(89,795)	(32,187)
Purchase of bank premises and equipment	(1,172)	(248)
Net cash used for (provided by) investing activities	$298,075	$(17,960)

Cash Flows from Financing Activities
Net decrease in deposits	$(11,910)	$(50,670)
Net increase in short term borrowings	-	7,800
Proceeds from Federal Home Loan Bank borrowings	-	30,000
Issuance of common stock	40	246
Stock redeemed for tax withholding - stock based compensation	1	(203)
Dividends paid	(4,607)	(16,752)
Net cash used for financing activities	$(16,476)	$(29,579)

Net Increase (Decrease) in Cash and Cash Equivalents	$286,776	$(38,024)

Cash and Cash Equivalents at Beginning of Period	51,842	53,010
Cash and Cash Equivalents at End of Period	$338,618	$14,986

Supplemental Cash Flow Information
Cash paid for interest	$1,241	$892
Cash paid for federal income taxes	$-	$1,419

Supplemental Schedule of Non Cash Investing Activities
Transfer of loans to other real estate owned	$27	$144
Transfer of loans to other assets	$1	$-

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

On October 9, 2018, the Company and First Merchants Corporation (“First Merchants”) signed an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into First Merchants. Subject to the terms and conditions of the Merger Agreement, each share of the Company will be converted into 0.275 shares of First Merchants common stock. The merger was approved at a special meeting of the Company’s shareholders on February 14, 2019 and the transaction is expected to be completed in the third quarter of 2019.

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

2. EARNINGS PER SHARE

The calculations of earnings per common share are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Basic
Net income (loss)	$6,337,000	$4,945,000	$1,196,000	$8,847,000
Average common shares outstanding	23,037,215	22,978,225	23,036,297	22,961,076
Earnings (Loss) per common share - basic	$0.27	$0.22	$0.05	$0.39

Diluted
Net income (loss)	$6,337,000	$4,945,000	$1,196,000	$8,847,000
Average common shares outstanding	23,037,215	22,978,225	23,036,297	22,961,076
Equity compensation	92,725	122,810	95,188	122,077
Average common shares outstanding - diluted	23,129,940	23,101,035	23,131,485	23,083,153
Earnings per common share - diluted	$0.27	$0.21	$0.05	$0.38

3. STOCK BASED COMPENSATION

Stock Only Stock Appreciation Rights (SOSARs) – SOSARs granted under the plan are structured as fixed grants with the base price equal to the market value of the underlying stock on the date of the grant.

The following table summarizes the SOSARs that have been granted:

		Weighted Average
	SOSARs	Base Price
SOSARs Outstanding, January 1, 2019	347,379	$8.78
Granted	-	-
Exercised	(2,166)	9.44
Forfeited	(4,167)	10.26
SOSARs Outstanding, June 30, 2019	341,046	$8.76
SOSARs Exercisable, June 30, 2019	152,212	$6.40

The exercise of a SOSAR results in the issuance of a number of shares of common stock of the Company based on the appreciation of the market price of the stock over the base price of the SOSAR. The market value of the Company’s common stock on June 30, 2019 was $10.02. The value of the exercisable SOSARs that are in-the-money as of June 30, 2019 was $551,000, and exercise of those SOSARs on that date would have resulted in the issuance of 54,962 shares of common stock. The plan allows participants to elect to withhold shares from the exercise of SOSARs to cover their tax liability. This may affect the number of shares issued and the value of the common stock account on the balance sheet and the statement of changes in equity.

The total expense for equity based compensation was $93,000 in the second quarter of 2019 and $156,000 in the second quarter of 2018. The total expense for equity based compensation was $186,000 in the first six months of 2019 and $392,000 in the first six months of 2018. The unrecognized compensation expense for all equity based compensation plans is $320,000 as of June 30, 2019. The expense is expected to be recognized over a weighted average period of 1.17 years.

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

Loans consist of the following (000s omitted):

	June 30,	December 31,
	2019	2018
Residential real estate loans	$229,755	$230,008
Commercial and Construction real estate loans	311,028	306,694
Agriculture and agricultural real estate loans	24,679	22,486
Commercial and industrial loans	162,627	162,026
Loans to individuals for household, family, and other personal expenditures	41,324	47,446
Total loans, gross	$769,413	$768,660
Less: Allowance for loan losses	7,623	7,771
Net Loans	$761,790	$760,889

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

The following table summarizes nonperforming assets (000s omitted):

	June 30,	December 31,
	2019	2018
Nonaccrual loans	$7,723	$5,566
Loans 90 days past due and accruing	32	-
Restructured loans	3,556	4,495
Total nonperforming loans	$11,311	$10,061

Other real estate owned	27	692
Other assets	-	-
Total nonperforming assets	$11,338	$10,753

Nonperforming assets to total assets	0.85%	0.80%
Allowance for loan losses to nonperforming loans	67.39%	77.24%

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

Activity in the allowance for loan losses during the three and six months ended June 30, 2019 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended June 30, 2019
Beginning Balance	$240	$1,761	$3,038	$38	$1,211	$1,215	$7,503
Charge-offs	-	(5)	-	-	(17)	(46)	(68)
Recoveries	4	20	24	26	41	73	188
Provision	35	(545)	(57)	(37)	(49)	653	-
Ending balance	$279	$1,231	$3,005	$27	$1,186	$1,895	$7,623

Allowance for loan losses: For the six months ended June 30, 2019
Beginning Balance	$205	$1,266	$3,012	$184	$1,218	$1,886	$7,771
Charge-offs	-	(257)	(151)	-	(17)	(54)	(479)
Recoveries	4	47	48	38	116	78	331
Provision	70	175	96	(195)	(131)	(15)	-
Ending balance	$279	$1,231	$3,005	$27	$1,186	$1,895	$7,623

Allowance for loan losses as of June 30, 2019
Ending balance individually evaluated for impairment	$-	$13	$275	$-	$67	$124	$479
Ending balance collectively evaluated for impairment	279	1,218	2,730	27	1,119	1,771	7,144
Ending balance	$279	$1,231	$3,005	$27	$1,186	$1,895	$7,623

Loans as of June 30, 2019
Ending balance individually evaluated for impairment	$2,213	$307	$3,451	$1,289	$3,144	$390	$10,794
Ending balance collectively evaluated for impairment	22,466	162,320	278,888	27,400	226,611	40,934	758,619
Ending balance	$24,679	$162,627	$282,339	$28,689	$229,755	$41,324	$769,413

Activity in the allowance for loan losses during the three and six months ended June 30, 2018 was as follows (000s omitted):

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total

Allowance for loan losses: For the three months ended June 30, 2018
Beginning Balance	$210	$1,397	$3,088	$461	$1,089	$1,640	$7,885
Charge-offs	-	-	-	-	(51)	-	(51)
Recoveries	-	16	49	14	31	14	124
Provision	52	36	(188)	(1)	73	28	-
Ending balance	$262	$1,449	$2,949	$474	$1,142	$1,682	$7,958

Allowance for loan losses: For the six months ended June 30, 2018
Beginning Balance	$195	$1,443	$3,297	$491	$1,279	$961	$7,666
Charge-offs	-	-	(3)	-	(58)	(2)	(63)
Recoveries	2	31	289	34	73	26	455
Provision	65	(25)	(634)	(51)	(152)	697	(100)
Ending balance	$262	$1,449	$2,949	$474	$1,142	$1,682	$7,958

Allowance for loan losses as of June 30, 2018
Ending balance individually evaluated for impairment	$-	$141	$223	$347	$128	$196	$1,035
Ending balance collectively evaluated for impairment	262	1,308	2,726	127	1,014	1,486	6,923
Ending balance	$262	$1,449	$2,949	$474	$1,142	$1,682	$7,958

Loans as of June 30, 2018
Ending balance individually evaluated for impairment	$1,133	$254	$3,732	$1,562	$4,516	$416	$11,613
Ending balance collectively evaluated for impairment	21,991	142,659	266,360	21,667	224,736	51,760	729,173
Ending balance	$23,124	$142,913	$270,092	$23,229	$229,252	$52,176	$740,786

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

The portfolio segments in each credit risk grade as of June 30, 2019 are as follows (000s omitted):

Credit Quality Indicators as of June 30, 2019
Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$2	$1,719	$30	$11,847	$146,226	$36,740	$196,564
10	-	3,958	-	-	-	-	3,958
20	-	115	175	-	-	-	290
30	390	43,254	21,782	-	514	3,196	69,136
40	16,690	106,413	222,376	14,216	75,105	1,380	436,180
45	1,725	1,909	20,073	1,337	2,591	-	27,635
50	3,783	4,769	10,440	-	2,520	-	21,512
55	70	220	2,295	-	661	-	3,246
60	2,019	270	5,168	1,289	2,138	8	10,892
70	-	-	-	-	-	-	-
80	-	-	-	-	-	-	-
90	-	-	-	-	-	-	-
Total	$24,679	$162,627	$282,339	$28,689	$229,755	$41,324	$769,413

Performing	$22,425	$162,290	$279,112	$27,400	$225,961	$40,914	$758,102
Nonperforming	2,254	337	3,227	1,289	3,794	410	11,311
Total	$24,679	$162,627	$282,339	$28,689	$229,755	$41,324	$769,413

The portfolio segments in each credit risk grade as of December 31, 2018 are as follows (000s omitted):

Credit Quality Indicators as of December 31, 2018
Credit Risk by Internally Assigned Grade

	Agriculture and Agricultural Real Estate	Commercial	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Consumer and Other	Total
Not Rated	$-	$3,652	$60	$12,878	$147,167	$42,259	$206,016
10	-	6,877	-	-	-	-	6,877
20	64	117	196	-	-	-	377
30	481	47,263	24,899	-	1,268	3,556	77,467
40	16,038	97,598	219,079	11,555	74,141	1,618	420,029
45	1,472	2,024	19,462	1,381	2,623	-	26,962
50	1,852	3,851	9,084	249	1,896	-	16,932
55	-	305	2,132	-	713	-	3,150
60	2,579	339	4,380	1,337	2,200	13	10,848
70	-	-	-	-	-	-	-
80	-	-	2	-	-	-	2
90	-	-	-	-	-	-	-
Total	$22,486	$162,026	$279,294	$27,400	$230,008	$47,446	$768,660

Performing	$20,305	$161,749	$276,021	$27,368	$226,119	$47,037	$758,599
Nonperforming	2,181	277	3,273	32	3,889	409	10,061
Total	$22,486	$162,026	$279,294	$27,400	$230,008	$47,446	$768,660

Loans are considered past due when contractually required payment of interest or principal has not been received. The amount classified as past due is the entire principal balance outstanding of the loan, not just the amount of payments that are past due. The following is a summary of past due loans as of June 30, 2019 and December 31, 2018 (000s omitted):

June 30, 2019	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$-	$-	$1,093	$1,093	$23,586	$24,679	$-
Commercial	74	9	113	$196	162,431	162,627	20
Commercial Real Estate	168	-	1,572	1,740	280,599	282,339	-
Construction Real Estate	-	-	-	-	28,689	28,689	-
Residential Real Estate	1,802	532	111	2,445	227,310	229,755	-
Consumer and Other	19	61	12	92	41,232	41,324	12
Total	$2,063	$602	$2,901	$5,566	$763,847	$769,413	$32

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days Past Due and Accruing

Agriculture and Agricultural Real Estate	$632	$1,235	$-	$1,867	$20,619	$22,486	$-
Commercial	186	110	31	327	161,699	162,026	-
Commercial Real Estate	804	-	1,849	2,653	276,641	279,294	-
Construction Real Estate	-	-	-	-	27,400	27,400	-
Residential Real Estate	1,217	340	376	1,933	228,075	230,008	-
Consumer and Other	79	13	-	92	47,354	47,446	-
Total	$2,918	$1,698	$2,256	$6,872	$761,788	$768,660	$-

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

The following is a summary of non-accrual loans as of June 30, 2019 and December 31, 2018 (000s omitted):

	June 30, 2019	December 31, 2018
Agriculture and Agricultural Real Estate	$2,019	$1,624
Commercial	94	106
Commercial Real Estate	3,114	2,907
Construction Real Estate	1,289	5
Residential Real Estate	1,199	912
Consumer and Other	8	12
Total	$7,723	$5,566

For loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Bank’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral, or the loan’s observable market price.

The following is a summary of impaired loans as of June 30, 2019 and June 30, and December 31, 2018 (000s omitted):

June 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the Three Months Ended	Interest Income Recognized in the Three Months Ended	Average Recorded Investment for the Six Months Ended	Interest Income Recognized in the Six Months Ended

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$2,213	$2,211	$-	$2,364	$4	$2,413	$(10)
Commercial	84	84	-	81	1	86	2
Commercial Real Estate	1,844	2,082	-	1,946	26	2,011	86
Construction Real Estate	1,289	1,289	-	1,299	8	1,302	21
Residential Real Estate	2,758	2,922	-	2,945	40	2,968	72
Consumer and Other	92	93	-	96	2	99	4

With an allowance recorded:
Agriculture and Agricultural Real Estate	-	-	-	-	-	-	-
Commercial	223	226	13	227	3	229	5
Commercial Real Estate	1,607	1,693	275	1,695	2	1,697	7
Construction Real Estate	-	-	-	-	-	-	-
Residential Real Estate	386	398	67	400	4	402	10
Consumer and Other	298	298	124	301	3	303	6

Total:
Agriculture and Agricultural Real Estate	$2,213	$2,211	$-	$2,364	$4	$2,413	$(10)
Commercial	307	310	13	308	4	315	7
Commercial Real Estate	3,451	3,775	275	3,641	28	3,708	93
Construction Real Estate	1,289	1,289	-	1,299	8	1,302	21
Residential Real Estate	3,144	3,320	67	3,345	44	3,370	82
Consumer and Other	390	391	124	397	5	402	10

Total	$10,794	$11,296	$479	$11,354	$93	$11,510	$203

	Recorded Investment as of December 31, 2018	Unpaid Principal Balance as of December 31, 2018	Related Allowance as of December 31, 2018	Average Recorded Investment for the Three Months Ended June 30, 2018	Interest Income Recognized in the Three Months Ended June 30, 2018	Average Recorded Investment for the Six Months Ended June 30, 2018	Interest Income Recognized in the Six Months Ended June 30, 2018

With no related allowance recorded:
Agriculture and Agricultural Real Estate	$2,388	$2,384	$-	$878	$12	$912	$23
Commercial	-	-	-	-	-	-	-
Commercial Real Estate	1,863	1,871	-	1,708	18	1,706	38
Construction Real Estate	-	-	-	-	-	-	-
Residential Real Estate	3,015	3,174	-	3,986	52	4,103	104
Consumer and Other	58	59	-	81	1	82	3

With an allowance recorded:
Agriculture and Agricultural Real Estate	234	234	-	238	3	239	6
Commercial	226	234	142	261	3	264	6
Commercial Real Estate	1,299	1,380	146	2,046	27	2,055	59
Construction Real Estate	32	67	4	1,585	18	1,591	37
Residential Real Estate	306	316	94	655	8	657	15
Consumer and Other	339	339	143	340	3	342	7

Total:
Agriculture and Agricultural Real Estate	$2,622	$2,618	$-	$1,116	$15	$1,151	$29
Commercial	226	234	142	261	3	264	6
Commercial Real Estate	3,162	3,251	146	3,754	45	3,761	97
Construction Real Estate	32	67	4	1,585	18	1,591	37
Residential Real Estate	3,321	3,490	94	4,641	60	4,760	119
Consumer and Other	397	398	143	421	4	424	10

Total	$9,760	$10,058	$529	$11,778	$145	$11,951	$298

The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance. Modifications that are performed due to the debtor’s financial difficulties are considered Troubled Debt Restructurings (“TDRs”).

Loans that have been classified as TDRs during the three and six month periods ended June 30, 2019 and June 30, 2018 are as follows (000s omitted from dollar amounts):

	Three months ended			Six months ended
	June 30, 2019			June 30, 2019
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	2	$77	$13
Commercial	-	-	-	-	-	-
Commercial Real Estate	-	-	-	1	39	34
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	1	129	129	1	129	129
Consumer and Other	-	-	-	1	15	14
Total	1	$129	$129	5	$260	$190

	Three months ended			Six months ended
	June 30, 2018			June 30, 2018
	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	$-	-	$-	$-
Commercial	-	-	-	-	-	-
Commercial Real Estate	-	-	-	1	283	282
Construction Real Estate	-	-	-	-	-	-
Residential Real Estate	1	22	-	2	172	150
Consumer and Other	-	-	-	-	-	-
Total	1	$22	$-	3	$455	$432

The Bank considers TDRs that become past due under the modified terms as defaulted. The following table shows the loans that became TDRs during the six month periods ended June 30, 2019 and June 30, 2018 that subsequently defaulted during the six month periods ended June 30, 2019 and June 30, 2018, respectively.

	Six months ended		Six months ended
	June 30, 2019		June 30, 2018
	Number of Contracts	Recorded Principal Balance	Number of Contracts	Recorded Principal Balance
Agriculture and Agricultural Real Estate	-	$-	-	$-
Commercial	-	-	-	-
Commercial Real Estate	-	-	-	-
Construction Real Estate	-	-	-	-
Residential Real Estate	-	-	-	-
Consumer and Other	-	-	-	-
Total	-	$-	-	$-

The Company has allocated $242,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at June 30, 2019. In addition, there were no commitments to lend additional amounts to borrowers that are classified as troubled debt restructurings as of June 30, 2019 and June 30, 2018.

6. INVESTMENT SECURITIES

The following is a summary of the Bank’s investment securities portfolio as of June 30, 2019 and December 31, 2018 (000s omitted):

	Available for Sale
	June 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$9,995	$36	$-	$10,031
Mortgage Backed Securities issued by U.S. Government Agencies	68,667	1,004	(27)	69,644
Obligations of States and Political Subdivisions	35,492	817	(46)	36,263
Corporate Debt Securities	500	2	-	502
	$114,654	$1,859	$(73)	$116,440

	Available for Sale
	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies	$134,160	$1	$(5,926)	$128,235
Mortgage Backed Securities issued by U.S. Government Agencies	196,224	32	(5,702)	190,554
Obligations of States and Political Subdivisions	69,309	604	(804)	69,109
Corporate Debt Securities	13,552	173	(10)	13,715
	$413,245	$810	$(12,442)	$401,613

The amortized cost and estimated market values of securities by contractual maturity as of June 30, 2019 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
		Estimated
	Amortized	Market
	Cost	Value
Contractual maturity in
1 year or less	$8,433	$8,485
After 1 year through five years	13,817	14,178
After 5 years through 10 years	18,959	19,323
After 10 years	4,778	4,810
Total	45,987	46,796
Mortgage Backed Securities	68,667	69,644
Total	$114,654	$116,440

The investment securities portfolio is evaluated for impairment throughout the year. Impairment is recorded against individual securities, unless the decrease in fair value is attributable to interest rates or the lack of an active market, and Management determines that the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized costs bases, which may be maturity. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018.

June 30, 2019

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Mortgage Backed Securities issued by U.S. Government Agencies	10,120	27	-	-	10,120	27
Obligations of States and Political Subdivisions	2,088	17	4,541	29	6,629	46
	$12,208	$44	$4,541	$29	$16,749	$73

December 31, 2018

	Less than 12 months		12 months or longer		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
Obligations of United States Government Agencies	$3,946	$65	$117,750	$5,861	$121,696	$5,926
Mortgage Backed Securities issued by U.S. Government Agencies	19,945	131	165,604	5,571	185,549	5,702
Obligations of States and Political Subdivisions	32,260	573	5,955	231	38,215	804
Corporate Debt Securities	490	10	-	-	490	10
	$56,641	$779	$289,309	$11,663	$345,950	$12,442

The amount of investment securities issued by government agencies, states, and political subdivisions with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and not the result of the credit quality of the issuers of the securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at June 30, 2019. As of June 30, 2019 and December 31, 2018, there were 16 and 165 securities in an unrealized loss position, respectively.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, and the valuation techniques used by the Company to determine those fair values.

					Total
	Carrying				Estimated
June 30, 2019	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$338,618	$338,618	$-	$-	$338,618
Time Deposits in Other Banks	100	-	-	100	100
Securities - Available for Sale
Obligations of U.S. Government Agencies	10,031	-	10,031	-	10,031
MBS issued by U.S. Government Agencies	69,644	-	69,644	-	69,644
Obligations of States and Political Subdivisions	36,263	-	36,263	-	36,263
Corporate Debt Securities	502	-	502	-	502
Equity Securities	7,478	2,105	5,373	-	7,478
Loans, net	761,790	-	-	750,607	750,607
Accrued Interest Receivable	3,353	-	-	3,353	3,353

Financial Liabilities:
Noninterest Bearing Deposits	309,309	309,309	-	-	309,309
Interest Bearing Deposits	861,691	-	862,053	-	862,053
Borrowed funds
FHLB Advances	10,000	-	10,530	-	10,530
Accrued Interest Payable	76	-	-	76	76

					Total
	Carrying				Estimated
December 31, 2018	Value	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and due from banks	$51,842	$51,842	$-	$-	$51,842
Time Deposits in Other Banks	10,796	-	10,548	-	10,548
Securities - Available for Sale
Obligations of U.S. Government Agencies	128,235	-	128,235	-	128,235
MBS issued by U.S. Government Agencies	190,554	-	190,554	-	190,554
Obligations of States and Political Subdivisions	69,109	-	69,109	-	69,109
Corporate Debt Securities	13,715	-	13,715	-	13,715
Equity Securities	7,415	2,042	5,373	-	7,415
Loans Held for Sale	488	-	-	502	502
Loans, net	760,889	-	-	750,249	750,249
Accrued Interest Receivable	4,413	-	-	4,413	4,413

Financial Liabilities:
Noninterest Bearing Deposits	297,704	297,704	-	-	297,704
Interest Bearing Deposits	885,206	-	885,886	-	885,886
Federal Home Loan Bank Advances	10,000	-	-	10,042	10,042
Accrued Interest Payable	65	-	-	65	65

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

The Company’s assets with Level 3 fair values are carried at their amortized cost values as of June 30, 2019 or December 31, 2018. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

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

Assets measured at fair value on a nonrecurring basis are as follows (000s omitted):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Impaired loans	$-	$-	$10,328
Other Real Estate Owned	$-	$-	$27

December 31, 2018
Impaired loans	$-	$-	$9,231
Other Real Estate Owned	$-	$-	$692

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

Financial instruments whose contractual amounts represent off-balance sheet credit risk were as follows (000s omitted):

	Contractual Amount
	June 30,	December 31,
	2019	2018
Commitments to extend credit:
Unused portion of commercial lines of credit	$118,025	$116,119
Unused portion of credit card lines of credit	7,032	6,680
Unused portion of home equity lines of credit	37,829	34,621
Standby letters of credit and financial guarantees written	1,216	1,763
All other off-balance sheet commitments	-	-

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

On October 9, 2018, the Company and First Merchants Corporation (“First Merchants”) signed an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into First Merchants. Subject to the terms and conditions of the Merger Agreement, each share of the Company will be converted into 0.275 shares of First Merchants common stock. Consummation of the merger is expected to occur in the third quarter of 2019.

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

The net profit of $6,337,000 for the second quarter of 2019 was an increase of 28.1% compared to the second quarter of 2018. The increase was the result of improvements in net interest income, non-interest income, and non-interest expenses. The Net Interest Income increased $1,024,000, or 9.5% due to an improvement in the Net Interest Margin from 3.60% in the second quarter of 2018 to 3.84% in the second quarter of 2019. Net Income for the first half of 2019 was $1,196,000, a decrease of $7,651,000 compared to the first half of 2018. The decrease was caused by losses totaling $11,646,000 in 2019 on the sale of investment securities as the Company liquidated a substantial portion of its investment securities in a portfolio restructuring. Excluding securities losses, net profit would have been $10.4 million, an increase of $1.5 million, or 16.9% compared to the first half of 2018.

The national and regional economic condition is good. State and local unemployment rates are holding steady near their lowest post-recession levels, and are now comparable to the national average. Commercial and residential development property values continue to improve, with most values reaching or exceeding their pre-recession levels. Our total classified assets, which include internal watch list loans, other real estate owned, and nonperforming and watch list investment securities, had been improving steadily since 2014, and stabilized recently. Net recoveries were $120,000, or 0.06% of loans, annualized, in the second quarter of 2019, compared to net recoveries of $73,000, or 0.04% in the second quarter of 2018. Due to improving loan quality metrics, we were able to reduce our Allowance for Loan and Lease Losses (ALLL) as a percent of loans from 1.01% at December 31, 2018 to 0.99% as of June 30, 2019. The ALLL decreased $148,000 during the first half of 2019 due to the net charge offs of $148,000, as we have not recorded a provision during 2019. We assess the adequacy of our ALLL each quarter, and adjust it as necessary by debiting or crediting the provision expense. The allowance includes $479,000 of specific allocations on $10.8 million of loans evaluated for impairment and $7.1 million of general allocations on the remainder of the portfolio. The general allocation is based on the historical charge off experience of the previous 20 quarters.

The $1,024,000 increase in Net Interest Income in the second quarter of 2019 compared to the second quarter of 2018 was due to the increase in the net interest margin from 3.60% to 3.84%, and the increase of $31.2 million in the amount of average earning assets. The net interest margin increased because the yield on earnings assets increased 28 basis points while the cost of interest bearing liabilities only increased 4 basis points. Non-interest income for the quarter increased $56,000 and non-interest expenses decreased $645,000.

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

With respect to asset quality, our nonperforming assets (“NPAs”) increased 6.3% during the quarter, from $10.67 million to $11.34 million. Loan delinquencies decreased from $6.9 million 30 days or more past due as of December 31, 2018 to $5.6 million as of June 30, 2019 and the delinquency percentage decreased from 0.89% to 0.72% of the total loans. Over the last twelve months, NPAs decreased $627,000, or 5.2%, with nonperforming loans decreasing 2.2% from $11.6 million to $11.3 million, and Other Real Estate Owned (“OREO”) decreasing from $394,000 to $27,000. The amount required in the Allowance for Loan and Lease Losses (“ALLL”) was decreased from $8.0 million a year ago to $7.6 million because the decreases required by the improvement in the quality of the assets and the historical loss rates exceeded the amount required by the increase in the size of the loan portfolio. The ALLL is now 0.99% of loans, down from 1.07% at June 30, 2018. The ALLL is 67.4% of nonperforming loans (“NPLs”), compared to 68.8% at June 30, 2018. In light of current economic conditions, we believe that this level of ALLL adequately estimates the potential losses in the loan portfolio.

Since December 31, 2018, total loans held for investment increased $753,000 as new loan activity exceeded payments received and other reductions in the period. Our pipeline of loans in process remained steady and our unfunded loan commitments increased, so we expect loans outstanding to continue to increase in the second half of 2019.

Since December 31, 2018, deposits decreased from $1.183 billion to $1.171 billion, and borrowed funds were unchanged at $10.0 million. Other liabilities decreased $6.2 million and capital increased $7.8 million. As a result, our total assets decreased $10.3 million, or 0.8%. We will continue to price our deposit products competitively, but the investment portfolio restructuring has provided adequate liquidity on our balance sheet to fund our continued loan growth. Capital increased and assets decreased, causing the capital to assets ratio to increase from 9.55% at December 31, 2018 to 10.21 % at June 30, 2019.

Results of Operations – Second Quarter 2019 vs. Second Quarter 2018

Net Interest Income - A comparison of the income statements for the three months ended June 30, 2019 and 2018 shows an increase of $1,024,000, or 9.5%, in Net Interest Income. Interest income on loans increased $978,000, or 11.2% as the average loans outstanding increased $43.7 million and the average yield on loans increased from 4.82% to 5.06%. The average loans outstanding increased due to purchases of commercial loan participations and organic growth in our local markets. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $176,000 even though the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $34.1 million as the yield increased from 2.16% to 2.48%. The Company continues to maintain a high level of liquidity, but some of that liquidity is being used by redeploying earning assets from low yielding short term investments and deposits in the Federal Reserve Bank into higher yielding loans. The interest expense on deposits increased $157,000, or 39.3% as the average deposits increased $7.4 million and the average cost of deposits increased from 0.14% to 0.19%. Average total interest bearing liabilities decreased $11.7 million, but the cost of interest bearing liabilities increased from 0.22% in the second quarter of 2018 to 0.28% in the second quarter of 2019. As a result, interest expense increased $130,000, or 26.5%.

Provision for Loan Losses - The Company did not record a Provision for Loan Losses expense in the second quarter of 2019 or 2018. We charged off $68,000 of principal while recovering $188,000 of previously charged off loans in the second quarter of 2019, for a net recovery total of $120,000, or 0.06% of average loans, annualized. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. In the second quarter of 2019, the portfolio risk indicators and the amount of loans outstanding each increased slightly, resulting in the need for an increase in the amount of ALLL required. The net recoveries of $120,000 enabled us to achieve the required ALLL without recording a provision expense. The allowance includes $479,000 of specific allocations and $7.1 million of general allocations. The general allocation is based on the historical charge off experience of the previous 20 quarters. The historical charge off rate is not expected to continue to improve significantly, and if loan growth continues as expected, provision expenses may be required in the future.

Other Income – Non-interest income increased $56,000, or 1.3% compared to the second quarter of 2018. Non-interest income included $517,000 from a Bank Owned Life Insurance claim in the second quarter of 2019 and $517,000 from gains on the sale of Other Real Estate Owned in the second quarter of 2018. Excluding the BOLI claim in 2019 and securities and OREO activity in both periods, non-interest income increased $51,000, or 1.3%. Wealth Management income, Debit Card income, Origination fees on mortgage loans, and Other non-interest income all increased. Service Charges on Deposit Accounts and Bank Owned Life Insurance income each decreased slightly.

Other Expenses – Total non-interest expenses decreased $645,000, or 7.0% compared to the second quarter of 2018. Salaries and Employee Benefits decreased $66,000, or 1.2% mainly due to lower medical insurance and other employee benefits costs. Marketing expense decreased $278,000, or 59.5% due to decreased advertising activity. Professional fees decreased $133,000, or 22.5% due to decreased use of consulting services, partially offset by higher legal fees. Other insurance decreased $64,000, or 46.7% because life insurance costs associated with post retirement death benefits for former directors decreased after most of those plans were settled in the first quarter of 2019.

As a result of the above activity, the Income Before Income Taxes in the second quarter of 2019 was $7,775,000, an increase of $1,725,000 compared to the pre-tax profit of $6,050,000 in the second quarter of 2018. The Company recorded a federal income tax expense of $1,438,000 in the second quarter of 2019, reflecting an effective tax rate of 18.5%, compared to the tax expense of $1,105,000 in the second quarter of 2018, which reflected an effective rate of 18.3%. The Net Income for the second quarter of 2019 was $6,337,000, an increase of 28.1% compared to the net profit of $4,945,000 in the second quarter of 2018.

Results of Operations – First Six Months 2019 vs. First Six Months 2018

Net Interest Income - A comparison of the income statements for the six months ended June 30, 2019 and 2018 shows an increase of $2,106,000, or 9.9%, in Net Interest Income. Interest income on loans increased $2,332,000, or 13.8% as the average loans outstanding increased $53.7 million and the average yield on loans increased from 4.77% to 5.05%. The average loans outstanding increased due to the purchases of syndicated commercial loans and organic growth in our local markets. The interest income on investments, fed funds sold, and interest bearing balances due from banks increased $116,000 even though the average amount of investments, fed funds sold, and interest bearing balances due from banks decreased $46.3 million as the yield increased from 2.15% to 2.42%. The Company continues to maintain a high level of liquidity, but some of that liquidity is being used by redeploying earning assets from low yielding short term investments and deposits in the Federal Reserve Bank into higher yielding loans. The interest expense on deposits increased $311,000, or 38.2% as the average deposits increased $1.70 million and the average cost of deposits increased from 0.14% to 0.19%. Average borrowed funds increased $0.4 million and the cost of the borrowed funds increased from 2.04% in 2018 to 2.58% in 2019, so the interest expense on borrowed funds increased $31,000 compared to the first half of 2018. Average total interest bearing liabilities decreased $1.9 million, and the cost of interest bearing liabilities increased from 0.21% in the first six months of 2018 to 0.28% in the first six months of 2019. As a result, interest expense increased $342,000, or 37.5%.

Provision for Loan Losses - The Company did not record a Provision for Loan Losses expense in the first six months of 2019, which was an increase of $100,000 compared to the negative provision expense of $100,000 in the first six months of 2018. We charged off $479,000 of principal while recovering $331,000 of previously charged off loans in the first six months of 2019, for a net charge off total of $148,000, or 0.05% of average loans, annualized. Each quarter, the Company conducts a review and analysis of its ALLL to determine its adequacy. This analysis involves specific allocations for impaired credits and a general allocation for losses expected based on historical experience adjusted for current conditions. In the first two quarters of 2019, the portfolio risk indicators improved and the amount of loans outstanding decreased slightly, resulting in the need for a decrease in the amount of ALLL required. The net charge offs of $148,000 enabled us to achieve the required ALLL without recording a provision expense.

Other Income – Non interest income decreased $11,615,000, or 141.9% compared to the first six months of 2018. Excluding securities losses in both periods, non-interest income decreased $71,000, or 0.9%. Wealth Management income, Service Charges on Deposit Accounts, Debit Card income, and Bank Owned Life Insurance income all decreased. Origination fees on mortgage loans sold and Other non-interest income increased slightly.

Other Expenses – Total non-interest expenses decreased $127,000, or 0.7% compared to the first six months of 2018. Marketing expense decreased $363,000, or 43.0% due to lower advertising activity. Professional fees increased $116,000, or 9.8% due to higher legal and accounting fees. Other insurance increased $233,000 primarily due to costs related to settling post retirement death benefits with former directors.

As a result of the above activity, the Profit Before Income Taxes in the first six months of 2019 was $1,196,000, a decrease of $9,482,000 compared to the pre-tax profit of $10,678,000 in the first six months of 2018. The federal income tax expense recorded in the second quarter of 2019 completely offset the federal income tax benefit recorded in the first quarter of 2019. As a result, the Company did not record a federal income tax expense in the first six months of 2019, compared to the tax expense of $1,831,000 in the first six months of 2018, which reflected an effective rate of 17.1%. The Net Profit for the first six months of 2019 was $1,196,000, a decrease of 86.5% compared to the net profit of $8,847,000 in the first six months of 2018.

Cash Flows

Cash flows provided by operating activities decreased $4,338,000 compared to the first six months of 2018 mainly due to the larger decrease in other liabilities and the larger increase in other assets. Other liabilities decreased primarily due to payments totaling $4.2 million to settle post retirement death benefits with retired directors and officers in 2019 and other assets increased mainly due to the payment of $3.8 million of merger related charges in 2019 that are receivable from First Merchants. The cash flow from investing activities increased $316.0 million compared to 2018 due to the sale of a substantial portion of the investment portfolio in the in the first six months of 2019. The securities were sold as the first part of a portfolio restructuring that is being completed in conjunction with our merger with First Merchants Bank, and the proceeds were still in the process of being reinvested as of the end of the second quarter of 2019. The amount of cash used for financing activities was $13.1 million lower in the first six months of 2019 than it was in the first six months of 2018 due to the $37.8 million decrease in borrowed funds repayments, partially offset by a smaller decrease in deposits and a decrease in dividends paid. In the first six months of 2019, the cash provided by operating and investing activities greatly exceeded the cash used for financing activities, and the amount of cash and cash equivalents increased by $286.8 million during the period. In the first six months of 2018, the cash used for investing and financing activities exceeded the cash provided by operating activities, resulting in a decrease of $38.0 million in cash and cash equivalents during the first six months of 2018. As we continue to redeploy the proceeds from the investment securities sales in 2019 we expect cash flows from investing activities to exceed the cash provided by operating activities, resulting in a decrease from our current level of cash and cash equivalents.

Liquidity and Capital

The Company believes it has sufficient liquidity to fund its lending activity and allow for fluctuations in deposit levels. The high level of cash and cash equivalents ensures that the Company can meet its liquidity without utilizing any of its external sources of liquidity. External sources of liquidity include a Federal funds line that has been established with our correspondent bank and Repurchase Agreements with money center banks that allow us to pledge securities as collateral for borrowings. As of June 30, 2019, the Bank was utilizing $10 million of its authorized limit of $275 million with the Federal Home Loan Bank of Indianapolis, and none of its $25 million federal funds line with a correspondent bank. The Company periodically draws on its fed funds lines to ensure that funding will be available if needed.

The Company’s Funds Management Policy includes guidelines for desired amounts of liquidity and capital. The Funds Management Policy also includes contingency plans for liquidity and capital that specify actions to take if liquidity and capital ratios fall below the levels contained in the policy. Throughout the first six months of 2019 the Company was in compliance with its Funds Management Policy regarding liquidity and capital.

Total stockholders’ equity of the Company was $135.4 million at June 30, 2019 and $127.7 million at December 31, 2018. Retained earnings decreased $3.4 million due to the year to date profit of $1.2 million and the dividends paid of $4.6 million. The Accumulated Other Comprehensive Income (Loss) (“AOCI” or “AOCL”) increased because the unrealized losses on Available for Sale securities made up the largest portion of the AOCL as of December 31, 2018, and most of those losses were realized when the investment portfolio was sold. Total equity increased $7.8 million while total assets decreased $10.3 million, so the ratio of equity to assets increased from 9.55% at December 31, 2018 to 10.21% at June 30, 2019.

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

The following table summarizes the capital ratios of the Company and the Bank:

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of June 30, 2019:
Total Capital to Risk-Weighted Assets
Consolidated	$142,126	15.87%	$89,561	10.0%
Monroe Bank & Trust	140,505	15.71%	89,422	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	134,168	14.98%	71,649	8.0%
Monroe Bank & Trust	132,547	14.82%	71,538	8.0%
Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	134,168	14.98%	58,215	6.5%
Monroe Bank & Trust	132,547	14.82%	58,124	6.5%
Tier 1 Capital to Average Assets
Consolidated	134,168	10.12%	66,309	5.0%
Monroe Bank & Trust	132,547	10.01%	66,240	5.0%

	Actual		Minimum to Qualify as Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Capital to Risk-Weighted Assets
Consolidated	$145,480	15.79%	$92,111	10.0%
Monroe Bank & Trust	143,583	15.61%	91,976	10.0%
Tier 1 Capital to Risk-Weighted Assets
Consolidated	137,374	14.91%	73,689	8.0%
Monroe Bank & Trust	135,477	14.73%	73,580	8.0%
Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	137,374	14.91%	59,872	6.5%
Monroe Bank & Trust	135,477	14.73%	59,784	6.5%
Tier 1 Capital to Average Assets
Consolidated	137,374	10.28%	66,824	5.0%
Monroe Bank & Trust	135,477	10.15%	66,741	5.0%

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

The Bank’s ALCO has established limits in the acceptable amount of interest rate risk, as measured by the change in the Bank’s projected net interest income, in its policy. In the first two quarters of 2019, the Bank’s interest rate risk exceeded its policy limits.

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

The tables below summarize the net interest income sensitivity as of June 30, 2019 and December 31, 2018:

	Base	Rates	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Up 4%	Down 1%	Down 2%	Down 3%
June 30, 2019 12 Month Projection
Interest Income	$50,944	$55,978	$60,966	$65,916	$70,792	$45,675	$40,198	$38,093
Interest Expense	2,731	4,384	6,038	7,692	9,345	1,472	1,082	1,078
Net Interest Income	$48,213	$51,594	$54,928	$58,224	$61,447	$44,203	$39,116	$37,015

Percent Change From Base Projection		7.0%	13.9%	20.8%	27.4%	-8.3%	-18.9%	-23.2%
ALCO Policy Limit (+/-)		10.0%	15.0%	20.0%	25.0%	10.0%	15.0%	20.0%

	Base	Rates	Rates	Rates	Rates	Rates	Rates	Rates
(Dollars in Thousands)	Projection	Up 1%	Up 2%	Up 3%	Up 4%	Down 1%	Down 2%	Down 3%
December 31, 2018 12 Month Projection
Interest Income	$52,131	$54,672	$57,191	$59,685	$62,046	$49,619	$46,524	$45,265
Interest Expense	2,755	4,444	6,133	7,822	9,511	1,488	1,134	1,121
Net Interest Income	$49,376	$50,228	$51,058	$51,863	$52,535	$48,131	$45,390	$44,144

Percent Change From Base Projection		1.7%	3.4%	5.0%	6.4%	-2.5%	-8.1%	-10.6%
ALCO Policy Limit (+/-)		10.0%	15.0%	20.0%	30.0%	10.0%	15.0%	20.0%

Due to the large amount of cash held in variable rate deposits at the Federal Reserve Bank, the increase in Net Interest Income in the 3% and 4% rising rate scenarios exceeded the Bank’s policy limits. The decrease in Net Interest Income in the 2% and 3% decreasing rate scenarios also exceeded the Bank’s policy limits because the cost of funds is less than 2% and could not benefit from the full 2% or 3% rate shift. Management is in the process of reinvesting the cash in investment securities that will reduce the risk to acceptable levels, and the risk levels decreased during the quarter ended June 30, 2019.

The tables below summarize the amount of interest rate risk to the economic value of the Bank’s equity as of June 30, 2019 and December 31, 2018:

	Economic Value at June 30, 2019
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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2019, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019, in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

Except as set forth below and in the Company’s Annual Report on Form 10-K originally filed with the SEC on March 18, 2019 (the “2018 10-K”), neither the Company nor its subsidiaries are a party to, nor is any of their property the subject of any material legal proceedings other than ordinary routine litigation incidental to their respective businesses, nor are any such proceedings known to be contemplated by governmental authorities.

Except as described below, there have been no material developments with respect to any of the matters referenced in the 2018 10-K since the filing thereof.

On December 20, 2018, plaintiff Gaylord Viky sued the Company and its individual directors for breach of fiduciary duty in the Circuit Court for the County of Monroe, captioned Viky v. MBT Financial Corporation, et al., 18-141600-CB.  On May 29, 2019 the Viky action was consolidated with two other similar suits (Zimmer v. First Merchants Corporation, et al. and Hollingsworth v. MBT Financial Corporation, et al.).  In addition, on May 2, 2019 and March 11, 2019, respectively, two additional similar suits filed in Monroe County (Gary Nowitzke v. MBT Financial Corporation, et al. and Paul Parshall v. MBT Financial Corporation, et al.) were voluntarily dismissed.

On June 24, 2019, the Plaintiffs in the consolidated Viky action filed a Consolidated Amended Complaint alleging class action and derivative claims for breach of fiduciary duty, as well as a derivative claim for unjust enrichment (Plaintiffs have since agreed to dismiss the unjust enrichment claim).  The complaint alleges that the Company’s directors have breached their fiduciary duties by omitting certain material information from First Merchants’ Registration Statement on Form S-4 filed with the SEC, which includes First Merchants’ prospectus with respect to the shares of First Merchants’ common stock to be issued in the Merger and the Company’s proxy statement for its special stockholders’ meeting that was held on February 14, 2019; by agreeing to unreasonable deal terms with respect to the First Merchants merger; and by ignoring conflicts of interest and engaging in self-dealing with respect to the First Merchants merger.    The complaint seeks preliminary and permanent injunction from proceeding with, consummating, or closing the proposed merger, rescission and rescissory damages if the proposed merger is completed, and damages, including attorneys’ and experts’ fees.

The Company intends to vigorously defend all of the above state court cases.

On February 4, 2019, in the United States District Court for the Eastern District of Michigan Southern Division captioned: Lesly Pompy, M.D. and Interventional Pain Management Associates, P.C. v MBT Financial Corp., et al.  The complaint, filed pro se by the plaintiff in the case, names the Company and two of its officers, as defendants. At the core of the claims are allegations that when the Company complied with search warrants and seizure orders procured and served by law enforcement, it resulted in certain of Pompy’s bank accounts being frozen.  The Complaint alleges that the Company violated Michigan’s “Adverse Claim to Bank Deposit” statute, MCL § 487.691, by failing to give Pompy notice of the search warrants and seizure orders. On March 5, 2019, a motion to dismiss the case was filed on behalf of the Company and its officers. The Company intends to vigorously defend the case.  The Company and its officers have also been sued by three former pain management patients of Dr. Pompy, alleging similar facts as Dr. Pompy.  In July 2019 those claims were all consolidated in one case before the United States District Court, Eastern District of Michigan.  The Company either has filed or will file motions to dismiss all of the claims.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a stock repurchase program which it publicly announced on January 25, 2018. On that date, the Board of Directors authorized the repurchase of 2 million of the Company’s common shares, which authorization commenced on February 1, 2018 and will expire on January 31, 2020. The Company did not repurchase any shares of its common stock during the three months ended June 30, 2019, and 2,000,000 shares remain available under the repurchase authorization.

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

MBT Financial Corp.
(Registrant)

August 8, 2019	By	/s/ H. Douglas Chaffin
Date		H. Douglas Chaffin
President &
Chief Executive Officer

August 8, 2019	By	/s/ John L. Skibski
Date		John L. Skibski
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
31.1	Certification by Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14.

31.2	Certification by Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document